Form 10-Q
period 1996-05-31
SONIC CORP
filed 1996-07-15
CIK 868611

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


For the quarterly period ended                        Commission File Number
       May 31, 1996                                           0-18859
- - ------------------------------                        ----------------------

                                     SONIC CORP.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                73-1371046
      ------------------------                    -------------------
      (State of Incorporation)                     (I.R.S. Employer
                                                  Identification No.)


                              101 Park Avenue
                           Oklahoma City, Oklahoma                73102
                ---------------------------------------------   ---------
                   (Address of Principal Executive Offices)      Zip Code


         Registrant's telephone number, including area code:  (405) 280-7654
                                                              --------------

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the
past 90 days.  Yes    X   . No        .
                   -------     -------

    As of May 31, 1996, the Registrant had 13,424,429 shares of common stock issued and outstanding (excluding 7,580 shares of common stock held as treasury stock).

                                     SONIC CORP.
                                        INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at May 31, 1996
          and August 31, 1995                                                 3

         Consolidated Statements of Income for the three months
          and nine months ended May 31, 1996 and 1995                         4

         Condensed Consolidated Statements of Cash Flows for the
          nine months ended May 31, 1996 and 1995                             5

         Notes to Condensed Consolidated Financial Statements                 6

         Independent Accountants' Review Report                               7

Item 2.  Management's Discussion and Analysis of Financial Condition          8
          and Results of Operations

Part II.  OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12

                                     SONIC CORP.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Information at May 31, 1996 is Unaudited)



ASSETS                                                              MAY 31,            AUGUST 31,
                                                                     1996                1995
                                                               ------------------------------------
Current assets:
   Cash and cash equivalents                                     $    7,171,200      $    3,777,400
   Accounts and notes receivable, net                                 5,976,600           5,181,300
   Other current assets                                               3,283,900           3,754,900
                                                               ------------------------------------
         Total current assets                                        16,431,700          12,713,600

Property, equipment and capital leases (Note 3)                     114,916,700          84,295,400
Less accumulated depreciation, amortization
      and allowance for losses                                      (18,837,800)        (14,124,600)
                                                               ------------------------------------
   Property, equipment and capital leases, net                       96,078,900          70,170,800

Trademarks, tradenames and other goodwill (Note 3)                   20,148,500          14,980,400
Other intangibles and other assets                                   11,595,600          11,410,200
Less accumulated amortization                                        (4,200,300)         (3,944,100)
                                                               ------------------------------------
   Intangibles and other assets, net                                 27,543,800          22,446,500
                                                               ------------------------------------
         Total assets                                            $  140,054,400      $  105,330,900
                                                               ------------------------------------
                                                               ------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $    3,909,400      $    1,691,700
   Deposits from franchisees                                            773,000             833,000
   Accrued liabilities                                                6,666,800           5,353,000
   Obligations under capital leases and long-term
      debt due within one year                                          868,100             587,200
                                                               ------------------------------------
         Total current liabilities                                   12,217,300           8,464,900

Obligations under capital leases due after one year                   8,840,900           5,793,400
Long-term debt due after one year (Note 2)                            6,679,600          24,794,800
Other noncurrent liabilities                                          3,580,400           2,921,200

Contingencies (Note 4)

Stockholders' equity (Note 2):
   Preferred stock, par value $.01; 1,000,000 shares
      authorized; none outstanding                                            -                   -
   Common stock, par value $.01; 40,000,000 shares
      authorized; 13,432,009 shares issued
      (12,079,886 shares issued at August 31, 1995)                     134,300             120,800
   Paid in capital                                                   58,496,400          30,354,600
   Retained earnings                                                 50,248,900          39,340,600
                                                               ------------------------------------
                                                                    108,879,600          69,816,000
   Treasury stock, at cost; 7,580 common shares
      (428,026 common shares at August 31, 1995)                       (143,400)         (6,459,400)
                                                               ------------------------------------
         Total stockholders' equity                                 108,736,200          63,356,600
                                                               ------------------------------------
Total liabilities and stockholders' equity                       $  140,054,400      $  105,330,900
                                                               ------------------------------------
                                                               ------------------------------------

                               See accompanying notes.

                                     SONIC CORP.

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           MAY 31,          MAY 31,           MAY 31,          MAY 31,
                                            1996             1995              1996             1995
                                      -------------------------------    -------------------------------
Revenues:
   Sales by Company-owned restaurants   $ 33,641,900     $ 25,153,000      $ 82,359,900     $ 64,390,300
   Franchised restaurants:
      Franchise fees                         287,500          228,500         1,102,500          831,700
      Franchise royalties                  5,716,700        5,283,900        16,420,300       14,514,700
      Equipment sales                              -        2,704,800         3,742,600        6,597,900
   Other                                     479,300          398,800         1,483,400        1,025,500
                                      -------------------------------    -------------------------------
                                          40,125,400       33,769,000       105,108,700       87,360,100
Cost and expenses:
   Company-owned restaurants:
      Food and packaging                  10,315,100        8,311,200        26,191,200       21,113,700
      Payroll and other employee benefits  8,941,400        7,546,600        23,630,200       19,343,000
      Other operating expenses             5,348,100        3,796,100        14,147,400       10,374,200
                                      -------------------------------    -------------------------------
                                          24,604,600       19,653,900        63,968,800       50,830,900

   Equipment cost of sales                         -        2,207,400         3,101,400        5,326,400
   Selling, general and administrative     3,776,500        3,482,800        10,449,100       10,136,100
   Depreciation and amortization           2,393,600        1,520,500         6,505,600        4,155,600
   Provision for restaurant closings and
      disposals                               15,900           17,700            65,100           51,000
   Minority interest in earnings of
      restaurant partnerships              1,800,200          965,100         3,208,900        2,210,400
                                      -------------------------------    -------------------------------
                                          32,590,800       27,847,400        87,298,900       72,710,400
                                      -------------------------------    -------------------------------
Income from operations                     7,534,600        5,921,600        17,809,800       14,649,700

Interest expense                             258,400          543,200           889,400        1,275,500
Interest income                             (137,500)         (93,800)         (603,000)        (315,900)
                                      -------------------------------    -------------------------------
Net interest expense                         120,900          449,400           286,400          959,600
                                      -------------------------------    -------------------------------
Income before income taxes                 7,413,700        5,472,200        17,523,400       13,690,100
Provision for income taxes                 2,798,700        2,093,000         6,615,100        5,236,600
                                      -------------------------------    -------------------------------
Net income                               $ 4,615,000      $ 3,379,200      $ 10,908,300      $ 8,453,500
                                      -------------------------------    -------------------------------
                                      -------------------------------    -------------------------------

Net income per share                           $0.34            $0.29             $0.82            $0.71
                                      -------------------------------    -------------------------------
                                      -------------------------------    -------------------------------

Weighted average shares outstanding       13,606,430       11,778,378        13,353,183       11,834,228
                                      -------------------------------    -------------------------------
                                      -------------------------------    -------------------------------

                               See accompanying notes.

                                     SONIC CORP.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)



                                                                       NINE MONTHS ENDED
                                                                   MAY 31,            MAY 31,
                                                                    1996               1995
                                                               ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 10,908,300      $    8,453,500

Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                   6,505,600           4,155,600
      Other                                                            (171,000)             39,000
      Increase in operating assets                                   (1,182,700)         (1,149,400)
      Increase in operating liabilities                               3,531,700           1,294,600
                                                               ------------------------------------
         Total adjustments                                            8,683,600           4,339,800
                                                               ------------------------------------
         Net cash provided by operating activities                   19,591,900          12,793,300

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (20,371,400)        (26,016,800)
   Acquisition of existing restaurants                              (13,093,900)                  -
   Proceeds from sale of assets                                       1,357,300                   -
   Purchases of intangibles and other assets                                  -          (1,153,400)
   Other                                                               (126,400)            510,500
                                                               ------------------------------------
         Net cash used in investing activities                      (32,234,400)        (26,659,700)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                33,186,600                   -
   Proceeds from exercise of stock options                            1,288,900                   -
   Proceeds from (payments on) long term borrowings                 (18,000,000)         13,466,300
   Purchases of treasury stock                                           (4,200)         (4,019,900)
   Other                                                               (435,000)             98,900
                                                               ------------------------------------
         Net cash provided by financing activities                   16,036,300           9,545,300


Net increase (decrease) in cash and cash equivalents                  3,393,800          (4,321,100)
Cash and cash equivalents at beginning of period                      3,777,400           6,013,000
                                                               ------------------------------------
Cash and cash equivalents at end of period                         $  7,171,200      $    1,691,900
                                                               ------------------------------------
                                                               ------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Purchase of treasury stock in connection with exercise of
      common stock options                                         $    139,200      $    1,648,800
   Additions to capital lease obligations                          $  3,648,100      $            -

                               See accompanying notes.

                                     SONIC CORP.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995


NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the nine months ended May 31, 1996, are not necessarily indicative of the results to be expected for the full year ending August 31, 1996. Certain reclassifications have been made in the August 31, 1995 balance sheet to conform to the classifications used at May 31, 1996.


NOTE 2

In October of 1995, the Company issued an additional 1,668,826 shares of common stock (including 428,026 shares of common stock previously held as treasury stock) through a public offering. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $33.2 million. A portion of the proceeds ($23 million) was used to repay borrowings under the Company's line of credit.

The Company has reached an agreement with its lender to increase its line of credit from $40 million to $60 million.


NOTE 3

During the third fiscal quarter of 1996, the Company acquired a majority interest in 25 Sonic Drive-In restaurants from its franchisees. The acquisitions have been accounted for by the purchase method of accounting and the net investment of approximately $11.8 million consists of certain real estate, the drive-ins' operating assets, goodwill and loans to existing partners.


NOTE 4

On April 18, 1996, the Texas court of appeals reversed the district court's judgment notwithstanding the verdict and reinstated the jury's verdict in the amount of $781,600 of actual damages, $1,000,000 of punitive damages and pre and post judgment interest in an action in which the plaintiffs claim subsidiaries of the Company interfered with contractual relations of the plaintiffs. The Company has appealed the court of appeals reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury had no merit and will defend its position vigorously during the appellate process. The Company cannot predict the ultimate outcome of the appellate process. A final resolution is not expected to have a material adverse effect on the Company's financial position or future results of operations.

The Company is a party to several additional legal actions arising in the conduct of its business. Management of the Company believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

                        Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended May 31, 1996 and 1995, and the condensed consolidated statements of cash flows for nine-month periods ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
July 3, 1996

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's revenues are derived primarily from sales by Company-owned restaurants and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, and the leasing of signs and real estate. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income. The table also sets forth certain restaurant data for the periods indicated.


                 Percentage Results of Operations and Restaurant Data
                                (dollars in thousands)




                                                                Three months ended        Nine months ended
                                                               May 31,      May 31,      May 31,      May 31,
                                                            -------------------------  ------------------------
                                                                 1996         1995         1996         1995
                                                            -------------------------  ------------------------
INCOME STATEMENT DATA:
Revenues:
  Sales by Company-owned restaurants                             83.8%        74.5%        78.4%        73.7%
  Franchised restaurants:
    Franchise fees and royalties                                 15.0         16.3         16.7         17.6
    Equipment sales                                                -           8.0          3.5          7.5
  Other                                                           1.2          1.2          1.4          1.2
                                                            -------------------------  ------------------------
                                                                100.0%       100.0%       100.0%       100.0%
                                                            -------------------------  ------------------------
                                                            -------------------------  ------------------------

Costs and expenses:
  Company-owned restaurants (1)                                  73.1%        78.1%        77.7%        78.9%
  Equipment sales (2)                                               -         81.6         82.9         80.7
  Selling, general and administrative                             9.4         10.3          9.9         11.6
  Depreciation and amortization                                   6.0          4.5          6.2          4.8
  Minority interest in earnings of restaurant partnerships (1)    5.4          3.8          3.9          3.4
  Other                                                             -            -           .1           .1
Income from operations                                           18.8         17.5         16.9         16.8
Net interest expense                                               .3          1.3           .3          1.1
Net income                                                       11.5         10.0         10.4          9.7

RESTAURANT OPERATING DATA:
Company-owned restaurants (3)                                     225          169          225          169
Franchised restaurants (3)                                      1,310        1,269        1,310        1,269
                                                            -------------------------  ------------------------
Total                                                           1,535        1,438        1,535        1,438

System-wide sales                                            $267,028     $237,769     $698,271     $630,362
  Percentage increase                                            12.3%        12.7%        10.8%        12.6%

Average sales per restaurant:
  Company-owned                                                  $161         $154         $428         $420
  Franchise                                                       178          167          472          450
  System-wide                                                     175          167          464          447

Change in comparable restaurant sales (4):
  Company-owned                                                   5.2%         2.6%         3.1%          .9%
  Franchise                                                       5.2          4.8          3.9          3.6
  System-wide                                                     5.2          3.9          3.5          3.1

- - --------------------
(1) As a percentage of Sales by Company-owned restaurants.
(2) As a percentage of equipment sales.
(3) Number of restaurants open at end of period.
(4) Represents percentage increase for restaurants open in both the reported and prior years.

RESULTS OF OPERATIONS

    COMPARISON OF THE THIRD FISCAL QUARTER OF 1996 TO THE THIRD FISCAL QUARTER OF 1995. Total revenues increased 18.8% to $40.1 million in the third fiscal quarter of 1996 from $33.8 million in the third fiscal quarter of 1995. Sales by Company-owned restaurants increased 33.7% to $33.6 million in the third fiscal quarter of 1996 from $25.1 million in the third fiscal quarter of 1995. The net addition of 66 Company-owned restaurants since the beginning of the third fiscal quarter in 1995 accounted for an increase in revenues of approximately $7.4 million. Sales by existing Company-owned restaurants in operation for the entire reporting periods of 1996 and 1995 increased 5.2% and accounted for approximately $1.1 million of the $8.5 million increase. Approximately one-half of this increase is attributed to a 2.5% price increase implemented near the end of the second fiscal quarter of 1996. Franchise royalties increased 8.2% to $5.7 million in the third fiscal quarter of 1996 from $5.3 million in the same period in 1995. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $280,000 and resulted primarily from the franchise comparable store sales growth of 5.2% over the third fiscal quarter of 1995. The $280,000 increase included approximately $100,000 resulting from the progressive nature of the Company's franchise agreements that require a higher royalty percentage as monthly sales volumes increase. Additional restaurants in operation resulted in an increase in royalties of approximately $150,000. Initial franchise and option fees were $287,500 in the third fiscal quarter of 1996, compared with $228,500 in the same period in 1995. The increase was due primarily to the opening of 18 new franchise restaurants in the third fiscal quarter of 1996 compared to 15 openings in the comparable quarter of 1995. The restaurant equipment sales division was sold in the second fiscal quarter of 1996.

    Restaurant cost of operations, as a percentage of sales, decreased to 73.1% in the third fiscal quarter of 1996 from 78.1% in the comparable quarter of 1995. Management believes the improvement in restaurant operating margins resulted from (1) a 2.5% average price increase implemented during the second fiscal quarter of 1996 (2) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 20% (3) reductions in cost of food due to declining beef prices, and (4) improved operational cost controls through the implementation of a standard ideal food cost program. Minority interest in earnings of restaurant partnerships, as a percentage of sales, increased as compared with the third fiscal quarter of 1995 due primarily to the favorable variance in restaurant operating margins discussed above.

    Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.4% in the third fiscal quarter of 1996 from 10.3% in the same period in 1995 because revenues grew at a higher rate than expenses. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since, for Company-owned restaurants, most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in
the restaurant, and their compensation   flows through the minority interest in
earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $873,000 due to the purchase of buildings, equipment and intangibles for new, acquired and existing restaurants, corporate furniture and information systems upgrades. Income from operations increased approximately $1.6 million or 27.2%, to $7.5 million in the third fiscal quarter of 1996 from $5.9 million in the same period in fiscal 1995.

    Net interest expense decreased approximately $328,000 versus the comparable period in fiscal 1995. This decrease is due to the payoff of borrowings under the Company's line of credit and increased interest income derived from the investment of excess proceeds from the Company's sale of additional common stock. Provision for income taxes reflects an effective federal and state tax rate of approximately 37.75% for the quarter ended May 31, 1996, compared to 38.25% for the comparable period ended May 31, 1995. Net income for the period increased 36.6% to $4.6 million or $.34 per share.

    COMPARISON OF THE FIRST THREE FISCAL QUARTERS OF 1996 TO THE FIRST THREE FISCAL QUARTERS OF 1995. Total revenues increased 20.3% to $105.1 million in the first three fiscal quarters of 1996 from $87.4 million in the first three fiscal quarters of 1995. Sales by Company-owned restaurants increased 27.9% to $82.4 million in the first three fiscal quarters of 1996 from $64.4 million in the first three fiscal quarters of 1995. The net addition of 83 Company-owned restaurants since the beginning of fiscal 1995 accounted for an increase in revenues of approximately $16.2 million. Sales by existing Company-owned restaurants in operation for the entire reporting periods of 1996 and 1995 increased 3.1% and accounted for approximately $1.8 of the $18.0 million increase. Franchise royalties increased 13.1% to $16.4 million in the third fiscal quarter of 1996 from $14.5 million in the same period in 1995. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.1 million and resulted from the franchise comparable store sales growth of 3.9% over the first three fiscal quarters of 1995. The $1.1 million increase included approximately $300,000 resulting from the progressive nature of the Company's franchise agreements that require a higher royalty percentage as monthly sales volumes increase. Additional restaurants in operation resulted in an increase in royalties of approximately $800,000. Initial franchise and option fees were $1.1 million in the first three fiscal quarters of 1996, compared with $832,000 in the same period in 1995. The increase was due primarily to the expiration of options renewable annually which were acquired by certain franchisees in December 1994 at a purchase price of $1,000 per option. The options give the franchisee the right to develop new restaurants under the terms of the 1988 form of franchise agreement.

    Restaurant cost of operations, as a percentage of sales, decreased to 77.7% in the first three fiscal quarters of 1996 from 78.9% in the comparable quarters of 1995. The improvement in margins is primarily a result of the improved margins in the third fiscal quarter of 1996, discussed earlier. Minority interest in earnings of restaurant partnerships, as a percentage of sales, increased as compared with the first three fiscal quarters of 1995 due primarily to the favorable variance in restaurant operating margins discussed above.

    Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.9% in the first three fiscal quarters of 1996 from 11.6% in 1995 because revenues grew at a higher rate than expenses. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since, for Company-owned restaurants, most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurant, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $2.35 million due to the purchase of buildings, equipment and intangibles for new, acquired, and existing restaurants, corporate furniture and information systems upgrades. Income from operations increased approximately $3.2 million or 21.6%, to $17.8 million in the first three fiscal quarters of 1996 from $14.6 million in the same period in fiscal 1995.

Net interest expense decreased approximately $673,000 versus the comparable period in fiscal 1995. This decrease is due to the payoff of borrowings under the Company's line of credit and increased interest income derived from the investment of excess proceeds from the Company's sale of additional common stock. Provision for income taxes reflects an effective federal and state tax rate of 37.75% for the nine months ended May 31, 1996, compared to 38.25% for the comparable period ended May 31, 1995. Net income for the period increased 29.0% to $10.9 million or $.82 per share.


LIQUIDITY AND SOURCES OF CAPITAL

    In October of 1995, the Company issued an additional 1,668,826 shares of common stock (including 428,026 common shares of treasury stock) through a public offering. Net proceeds to the Company of approximately $33.2 million were used partially to repay $23 million outstanding under the Company's line of credit and the excess proceeds were invested in temporary investments. Capital resources available at May 31, 1996, include $7.2 million in cash and cash equivalents and $35 million available under the Company's revolving credit facility (there was $5 million in outstanding borrowings at May 31, 1996). An additional $20 million is expected to be available under an increased revolving credit facility as discussed in Note 2 to the Condensed Consolidated Financial Statements.

    During the first three fiscal quarters of 1996, the Company acquired 27 existing restaurants from its franchisees, opened 21 new restaurants, and closed one restaurant as the result of a lease expiration. Total capital expenditures for the first three fiscal quarters of 1996 of $33.5 million included $13 million for the construction of the 21 newly-opened restaurants, and $13.1 million for the acquisition of 27 franchised restaurants. The $13.1 million includes two separate acquisitions totaling 25 franchised restaurants located in Tennessee and Virginia. The Company's investment in these restaurants, including loans to remaining partners and payoff of existing debt was approximately $11.8 million. During the first three fiscal quarters of 1996, the Company purchased the real estate on 14 newly constructed Company-owned restaurants, entered into ground leases on seven new restaurants, purchased the real estate on seven acquired restaurants, and leased the real estate on the remaining 18 acquired restaurants. Total capital expenditures also include expenditures for restaurants under construction, restaurants relocated to better sites and new furniture and equipment for existing restaurants and corporate use. It is the intent of the Company to own the land and buildings for most of the new restaurants it opens during fiscal 1996.

    The Company plans capital expenditures of approximately $8 million in the fourth quarter of fiscal 1996 and $50 million in fiscal 1997, excluding acquisitions of existing restaurants. The planned capital expenditures are primarily for the development of newly-constructed Company-owned stores, maintenance and remodeling of existing Company-owned stores, and enhancements to existing financial and operating information systems, including the development and installation of a PC-based point-of-sale system. Additionally, a key element of the Company's growth strategy is the acquisition of existing Sonic drive-ins from franchisees, and the Company plans to continue pursuing this growth option. The Company expects to fund these capital expenditures through the use of existing cash, cash flow from operations, and borrowings under its revolving credit facility.

IMPACT OF INFLATION

    Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years.

SEASONALITY

    The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's results during its second fiscal quarter (the months of December, January and February) generally are lower than its other quarters due to the climate at the locations of a number of its restaurants.

                                       PART II

ITEM 1.  LEGAL PROCEEDINGS

    During the fiscal quarter ended May 31, 1996, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, except as set forth below, no material developments occurred in connection with any previously reported legal proceeding against the Company, its subsidiaries, or their properties during the last fiscal quarter.

    In April of 1996, the appellate court in the previously reported case involving L & G Restaurants, Inc., Lucky Ott and William Owen reinstated the jury's verdict against Sonic Land Corporation for tortious interference with contract. The damages, as found by the jury and reinstated by the appellate court, consist of actual damages of $52,500 for Mr. Ott and $729,070 for Mr. Owens, as well as punitive damages of $500,000 for Mr. Ott and $500,000 for Mr. Owens. The appellate court affirmed that part of the previous judgment notwithstanding the verdict which threw out the jury's original finding that Sonic Land had violated the Texas Deceptive Trade Practices Act. In addition, the appellate court itself threw out a $32,000 claim by Carolyn Ott for intentional infliction of emotional distress by Sonic Restaurants, Inc. The Company has appealed the decision to the Texas Supreme Court, continues to believe that the findings of the jury had no merit, and will continue to defend its position vigorously during the appellate process. However, the Company cannot guarantee that the Texas Supreme Court will decide to review the case or, if it does, that the Company will receive a favorable outcome from the appeal.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS. The Company has filed the following exhibit with this report:

                   15.1.     Letter re:  Unaudited Interim Financial
                             Information.

         FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                       SONIC CORP.


                                       By:
                                          -----------------------------------
                                          Lewis B. Kilbourne, Senior Vice
                                          President and Principal Financial
                                          Officer

Date:
    ---------------

                                      SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                       SONIC CORP.


                                       By: \s\Lewis B. Kilbourne
                                          -----------------------------------
                                          Lewis B. Kilbourne, Senior Vice
                                          President and Principal Financial
                                          Officer

Date:
    ---------------