Form 10-K405
period 1996-08-31
SONIC CORP
filed 1996-11-26
CIK 868611

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
    August 31, 1996                                                0-18859
-------------------------                                 ----------------------


                                  SONIC CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       Delaware                                                  73-1371046
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                                 101 Park Avenue
                            Oklahoma City, Oklahoma                     73102
                    ----------------------------------------        ------------
                    (Address of Principal Executive Offices)         (Zip Code)


       Registrant's Telephone Number, Including Area Code: (405) 280-7654

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.01

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES   X  .  No     .
                       -----      ----

     Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K.  YES   X  . No     .
                     -----     ----

     As of November 22, 1996, the aggregate market value of the 12,529,424 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $291 million, based on the closing sales price for the common stock as reported for that date. As of November 22, 1996, the Registrant had 13,569,454 shares of common stock issued and outstanding (excluding 7,580 shares of common stock held as treasury stock).

                            (Facing Sheet Continued)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1996.

                            FORM 10-K OF SONIC CORP.

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

Item 1.   Business                                                             1

Item 2.   Properties                                                           9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 4A.  Executive Officers of the Company                                   10


                                     PART II

Item 5    Market for the Company's Common Stock and Related
           Stockholder Matters                                                13

Item 6.   Selected Financial Data                                             13

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 8.   Financial Statements and Supplementary Data                         20

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           20


                                    PART III

            (Incorporated by reference from the Company's definitive
             proxy statement for its annual meeting of stockholders
                following the fiscal year ended August 31, 1996)


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                        21

                                    FORM 10-K

                                   SONIC CORP.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 1996, the Company had 1,567 restaurants in operation, consisting of 231 Company-owned restaurants and 1,336 franchised restaurants, principally in the south central and southeastern United States. Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as footlong coney cheese dogs, hand-battered fried onion rings, tater tots, and specialty soft drinks, including cherry limeades and slushes. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom, and has the food delivered by a carhop within an average of four minutes.

     In September of 1995, the Company reorganized its operating subsidiaries into two, directly-held subsidiaries consisting of Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the insurance and administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company's Company-owned restaurants. In February of 1996, the Company sold its equipment sales division to N. Wasserstrom & Sons, Inc. of Columbus, Ohio, and discontinued that line of business. The Company continues to rent the large Sonic pole signs to its franchisees.

     The Company's objective is to maintain its position as, or to become, a leading operator in terms of the number of quick-service hamburger restaurants within each of its core and developing markets. The Company has developed and is implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are (1) a unique drive-in concept focusing on a menu of quality made-to-order and signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Company-owned and franchised restaurants within the Company's core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate Company-owned restaurants profitably and efficiently; and (5) a commitment to support the Sonic system.

     The Company has its principal executive offices at 101 Park Avenue, Oklahoma City, Oklahoma 73102. Its telephone number is (405) 280-7654. As used in this report, the word "Company" means Sonic Corp. and each of its subsidiaries and predecessors, unless the context indicates otherwise.

RESTAURANT LOCATIONS

     As of August 31, 1996, the Company operated or franchised 1,567 drive-in restaurants, principally in the south central and southeastern United States. The Company's core markets, consisting of the nine contiguous states of Texas, Oklahoma, Tennessee, Missouri, Arkansas, Kansas, Louisiana, Mississippi, and New Mexico, contained approximately 84% of all Sonic restaurants as of August 31, 1996. Developing markets primarily are located in Alabama, Arizona, Colorado, Florida, Georgia, Kentucky, North Carolina, and South Carolina. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 1996:

                        COMPANY-OWNED             FRANCHISED
     CORE MARKET         RESTAURANTS              RESTAURANTS        TOTAL
     -----------        -------------             -----------        -----

     Texas                    57                       406            463
     Oklahoma                 22                       162            184
     Tennessee                22                       104            126
     Missouri                 27                        95            122
     Arkansas                 14                        97            111
     Kansas                    6                        85             91
     Louisiana                15                        74             89
     Mississippi               4                        78             82
     New Mexico                0                        56             56
                             ---                     -----          -----

          Total              167                     1,157          1,324
                             ---                     -----          -----
                             ---                     -----          -----

                           COMPANY-OWNED          FRANCHISED
     DEVELOPING MARKETS    RESTAURANTS            RESTAURANTS         TOTAL
     ------------------    -------------          -----------         -----

     Alabama                  33                        20             53
     Arizona                   0                        23             23
     California                0                         3              3
     Colorado                  0                        19             19
     Florida                  10                         1             11
     Georgia                   1                        26             27
     Illinois                  0                         4              4
     Indiana                   0                         2              2
     Iowa                      0                         1              1
     Kentucky                  4                        25             29
     Nebraska                  0                         2              2
     Nevada                    0                         6              6
     North Carolina           10                        15             25
     Ohio                      0                         3              3
     South Carolina            0                        25             25
     Utah                      0                         1              1
     Virginia                  6                         2              8
     West Virginia             0                         1              1
                             ---                     -----          -----

          Total               64                       179            243
                             ---                     -----          -----
                             ---                     -----          -----

     Total System            231                     1,336          1,567
                             ---                     -----          -----
                             ---                     -----          -----

EXPANSION

     During fiscal 1996, the Company opened 30 Company-owned restaurants and its franchisees opened 81 restaurants. During fiscal 1997, the Company plans to open 45 Company-owned restaurants and anticipates that its franchisees will open 85 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. However, the ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal 1997 necessarily will depend on various factors. Those factors include (without limitation) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company's franchisees, and the general economic and business conditions to be faced in fiscal 1997.

     The Company's expansion strategy for Company-owned restaurants involves three principal components: (1) the building-out of existing core markets, (2) the further penetration of developing markets, and (3) the acquisition by the Company of existing Sonic franchised restaurants. In addition, the Company may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

RESTAURANT DESIGN AND CONSTRUCTION

     The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom and menu board. In addition, since the first half of fiscal 1995, the Company has incorporated a drive-through window and patio seating area in almost all new Company-owned restaurants. Sonic restaurants generally do not provide an indoor seating area.

MARKETING

     The Company has designed its marketing program to differentiate Sonic drive-in restaurants from the Company's competitors by emphasizing five key areas of customer satisfaction: (1) the personal manner of service by carhops,
(2) made-to-order menu items, (3) speed of service, (4) quality, and (5) value. The marketing plan includes monthly promotions for use throughout the Sonic chain. The Company supports those promotions with television commercials and point-of-sale materials. Those promotions center on a "meal deal" which highlights signature menu items of Sonic drive-in restaurants.

     Each year the Company and its advertising agency (with involvement of the Sonic Franchisee Advisory Council) develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company's license agreements, the franchisee must contribute a minimum percentage of the franchisee's gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund directed by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues.

     For fiscal 1996, franchisees participating in cooperatives contributed an average of 2.845% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.375% under most license agreements in effect during that period. As of August 31, 1996, 1,444 Sonic restaurants (approximately 92% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media and media production (principally television) exceeded $28 million for fiscal 1996 and should exceed $32 million for fiscal 1997.

PURCHASING

     The Company negotiates with suppliers for its primary food products (hamburger patties, hot dogs, french fries, tater tots, cooking oil, fountain syrup, and other products) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on many of its food products. The Company approves suppliers of those products and requires them to adhere to product specifications established by the Company. Suppliers manufacture several key products for the Company under private label and sell them to authorized distributors for resale to Company-owned and franchised restaurants. The Company and its franchisees purchase a majority of their food and beverage products from authorized local or national distributors.

     The Company requires its Company-owned and franchised restaurants to participate in purchasing cooperatives. Those cooperatives have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal 1996, the average cost of food and paper supplies for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 31.6% of revenues. The Company believes that food purchasing cooperatives have allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. A planned reduction in the number of food and paper product distributors to the Sonic chain has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

COMPANY OPERATIONS

     RESTAURANT PERSONNEL. A typical Sonic restaurant employs a managing partner, an assistant manager, and approximately 23 hourly employees, most of whom work part-time. The managing partner has responsibility for the day-to-day operations of the restaurant. The Company believes that its owner/operator structure has contributed to the Company's low managerial turnover rate, thereby resulting in decreased training costs, higher productivity, and a better knowledge of the restaurant's customer base at the managing partner level.

     The Company initially forms a partnership with its supervising partners, each of whom on average has the responsibility of overseeing four to six Company-owned restaurants. Those supervising partners derive their income out of their share of partnership net profits of the restaurants they supervise. Supervising partners generally may own up to 20% of the restaurants they supervise.

     The Company also employs six regional directors who oversee supervising partners within their respective regions, and the Company has a Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

     PARTNERSHIP PROGRAM. The Sonic restaurant philosophy stresses a partnership relationship between restaurant owners and managers, in which most managers of Company-owned and franchised restaurants own an equity interest in the restaurant. The Company believes that its ownership structure provides a substantial incentive for restaurant managers to operate their restaurants profitably and efficiently.

     Under the partnership structure, general partnerships own and operate the Company-owned restaurants. The Company, as a general partner, owns a majority interest and the managers involved in the day-to-day management and operation of the restaurant own a minority interest in the partnership. Ownership equity of a typical established Company-owned restaurant generally is distributed 60% to the Company, 20% to the managing partner, and 20% to the supervising partner. The Company records other partners' interest as a minority interest in earnings of restaurant partnerships on its financial statements. Under the standard partnership agreement, the Company has the right to purchase the interest of any managing partner on short notice. Each supervising and managing partner contributes his or her pro rata portion of all start-up costs, which include the required franchise fee, opening inventory, advertising and promotion costs; initial training and insurance costs; and some amounts for working capital. The amount of capital contribution by a supervising partner and managing partner for a restaurant typically equals approximately $10,000 for a 20% interest. The partnerships usually purchase equipment with funds borrowed from the Company at competitive rates. In most cases, the Company alone guarantees any third-party lease entered into for the site. The partnerships distribute available cash flow to partners on a monthly basis pursuant to the terms of the partnership agreements.

     POINT-OF-SALE SYSTEMS. The Company has developed and is implementing a point-of-sale system in Company-owned restaurants. The Company believes the point-of-sale system will increase speed and accuracy in order-taking and pricing and will allow the restaurant manager to better monitor and control food and labor costs and reduce paper work. The system will have polling capabilities to allow the Company to obtain current restaurant reporting information, thereby improving the accuracy and efficiency of store-level reporting on a next-day basis. The Company believes the system also should enhance marketing capabilities through the development of a database with information on customers and their buying habits with respect to the Company's products. As of August 31, 1996, the Company had installed the point-of-sale system in 106 Company-owned restaurants. The Company expects to install the point-of-sale system in all Company-owned restaurants by the end of the second quarter of fiscal 1997. Certain franchisees had installed the system in approximately 15 restaurants as of August 31, 1996.

     HOURS OF OPERATION. Sonic restaurants operate seven days a week, typically from 10:30 a.m. to 11:00 p.m.

     COMPANY-OWNED RESTAURANT DATA. The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

                                  1996      1995      1994      1993      1992
                                  ----      ----      ----      ----      ----

Average Sales per
 Company-owned Restaurant     $601,000  $577,000  $558,000  $547,000  $526,000
Number of Restaurants
 Total Open at Beginning
   of Year                         178       142       120        91        80
 Newly-Opened and Re-Opened         30        31        20        10         1
 Purchased from Franchisees         28         6        13        20        10
 Sold or Closed                     (5)       (1)      (11)       (1)       --
                                   ---       ---       ---       ---       ---

Total Open at Year End             231       178       142       120        91
                                   ---       ---       ---       ---       ---
                                   ---       ---       ---       ---       ---

FRANCHISE PROGRAM

     GENERAL. During its more than 40 years in operation, the Sonic system has produced a large number of successful multi-unit franchisee groups. Those franchisees continue to develop new restaurants in their franchise territories either through area development agreements or single site development. The Company considers its franchisees a vital part of the Company's continued growth and believes its relationship with its franchisees is good.

     As of August 31, 1996, the Company had 1,336 franchised restaurants operating in 27 states and the Company had development agreements which contemplate the opening of 54 additional restaurants during fiscal 1997. However, the Company cannot give any assurance that the Company's franchisees will achieve that number of new restaurants for fiscal 1997. During fiscal 1996, the Company's franchisees opened 81 Sonic drive-in restaurants.

     FRANCHISE AGREEMENTS. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a graduated percentage of the gross revenues of the restaurant. In September of 1994, the Company began offering a new Number 6 License Agreement, which provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 5.0% as the level of gross revenues increases. Pursuant to the terms of existing area development agreements and the outstanding license option agreements described below, almost all Sonic restaurants opening in fiscal 1997 will open under the Number 5.1 License Agreement. That agreement provides for a franchisee fee of $15,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 4.0% as the level of gross revenues increases. For fiscal 1996, the Company's average royalty rate equaled 2.7%. Both of the foregoing franchise agreements provide for a term of 20 years, with one 10-year renewal option.

     The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

     DEVELOPMENT AGREEMENTS. The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While existing franchisees continue to expand on a single restaurant basis, approximately 41% of the new franchised restaurants opened during fiscal 1996 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement or other franchises in the area previously covered by the terminated area development agreement.

     During fiscal 1996, the Company entered into four new area development agreements calling for the opening of 45 Sonic drive-in restaurants during the next six years. As of November 22, 1996, the Company had a total of 44 area development agreements in effect, calling for the development of 227 additional Sonic drive-in restaurants during the next six years. Of the 96 restaurants scheduled to open during fiscal 1996 under area development agreements in place at the beginning of that fiscal year, 33 (or 34%) opened during the period.

     Realization by the Company of the expected benefits under various existing and future area development agreements currently depends and will continue to depend upon the ability of franchisees to open the minimum number of restaurants within the time periods required by the agreements. The financial resources of the developers, as well as their experience in managing quick-service restaurant franchises, represent critical factors in the success of area development agreements. Although the Company grants area development agreements only to those developers whom the Company believes possess those qualities, the Company cannot give any assurances that the future performance by developers will result in the opening of the minimum number of restaurants contemplated by the development agreements or reach the compliance rate previously experienced by the Company.

     OPTION AGREEMENTS. In connection with the Company's introduction of a new Number 6 License Agreement in fiscal 1995, the Company offered its existing franchisees the opportunity to acquire options to purchase the Number 5.1 License Agreement for new Sonic drive-in restaurants developed by the franchisee (the "Number 5.1 Options"). The Number 5.1 License Agreement has a lower initial franchise fee and royalty rate than the Number 6 License Agreement. All outstanding Number 5.1 Options have terms ending on December 31, 1996, with the right to renew for up to four additional years upon the payment of $1,000 on each anniversary date of the option. Unlike the area development agreements described above, the options do not cover any specific location. The Company currently is not offering additional option agreements to its franchisees and, as the options expire or the franchisees exercise them, the number of outstanding options will decrease over time. As of August 31, 1996, the Company had 268 Number 5.1 Options outstanding.

     FRANCHISED RESTAURANT DEVELOPMENT. The Company furnishes each franchisee with assistance in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee's restaurant locations but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. The Company provides its franchisees with the physical specifications for the typical Sonic drive-in restaurants.

     FRANCHISEE FINANCING. The Company has an arrangement with Franchise Finance Company of America ("FFCA"), pursuant to which FFCA may make loans to Sonic franchisees who meet certain underwriting criteria set by FFCA. Under the terms of the arrangement with FFCA, the Company may provide a guaranty of up to 10% of the outstanding balance of a loan from FFCA to a Sonic franchisee. The Company retains the absolute right to determine which loans it will guarantee and to impose any conditions the Company may deem appropriate.

     FRANCHISEE TRAINING. Each franchisee must have at least one individual working full time at the Sonic drive-in restaurant who has completed the Sonic Management Development Program before opening or operating the Sonic drive-in restaurant. The program consists of nine weeks of on-the-job training and one week of classroom development. The program emphasizes quality food preparation, quick service, cleanliness of restaurants, and consistency of service.

     FRANCHISEE SUPPORT. In addition to training, advertising and food purchasing cooperatives, and marketing programs, the Company provides various other services to its franchisees. Those services include (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (3) financing through third party sources to qualified franchisees for purchasing restaurant equipment; and (4) one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio. The Company's field services organization consists of 16 field representatives and five field marketing representatives with responsibility for defined geographic areas. The field representatives provide operational services and support for the Company's franchisees, while the field marketing representatives assist the franchisees with point-of-sale and local marketing programs.

     FRANCHISE OPERATIONS. All franchisees must operate their Sonic drive-in restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, materials, supplies, services, fixtures, furnishings, decor and signs. Each franchisee has full discretion to determine the prices charged to its customers. All restaurants must display a Sonic drive-in restaurant sign manufactured in accordance with Company specifications. In most cases, the Company owns the sign and leases it to the franchisee and, if the franchisee breaches its franchise agreement, the Company may remove the sign.

     FRANCHISEE ADVISORY COUNCIL. The Company has established a Franchisee Advisory Council that primarily consists of franchisee representatives. The Franchisee Advisory Council holds periodic meetings to discuss new marketing ideas, operations, growth and other relevant issues.

     REPORTING. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company has agreements with many of its franchisees permitting the Company to debit electronically the franchisees' bank accounts for the payment of royalties and advertising fund contributions. That system significantly reduces the resources needed to process receivables, improves cash flow, and reduces past-due accounts receivable.

     FRANCHISED RESTAURANT DATA.   The following table provides certain
financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company's last five fiscal years.

                                  1996      1995      1994      1993      1992
                                  ----      ----      ----      ----      ----

Average Sales Per Franchised
 Restaurant                   $657,000  $620,000  $592,000  $568,000  $526,000
Number of Restaurants:
 Total Open at Beginning
  of Year                        1,286     1,227     1,154     1,100     1,032
 New Restaurants                    81        80        80        82        80
 Sold to the Company               (28)       (6)      (13)      (20)      (28)
 Purchased from the Company          4         1        10        --        --
 Closed and Terminated,
  Net of Re-openings                (7)      (16)       (4)      (18)       (2)
                                 ------    ------    ------    ------    ------

Total Open at Year End           1,336     1,286     1,227     1,154     1,100
                                 -----     -----     -----     -----     -----
                                 -----     -----     -----     -----     -----

EQUIPMENT SALES

     In fiscal 1996, the Company sold its restaurant equipment division and discontinued that operation. Equipment sales generated revenues of approximately $3.7 million during fiscal 1996, an amount equal to 2.5% of the Company's total consolidated revenues, compared to approximately $9.1 million or 7.3% of total consolidated revenues for fiscal 1995 and approximately $9.6 million or 9.6% of total consolidated revenues for fiscal 1994.

COMPETITION

     The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality, signature food items, and monthly promotions. The quality of service, featuring the Sonic carhops, constitutes one of the Company's primary marketable points of difference with the competition. Several major chains, many of which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company's sales, earnings and growth. In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

EMPLOYEES

     As of August 31, 1996, the Company had 178 full-time employees. No collective bargaining agreement covers any of its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed approximately 6,200 full-time and part-time persons as of August 31, 1996, none of whom constitute employees of the Company. The Company believes that it has good labor relations with its employees.

TRADEMARKS AND SERVICE MARKS

     The Company, through a wholly-owned subsidiary, owns numerous trademarks and service marks. The Company has registered many of those marks, including the "Sonic" logo and trademark, with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and play an important role in its marketing efforts.

GOVERNMENT REGULATION

     The Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

     State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties or fees, and by restricting the development of other restaurants within certain proscribed distances from existing franchised restaurants. Those laws also restrict a franchisor's rights with regard to the termination of a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination), by requiring the franchisor to give advance notice and the opportunity to cure the default to the franchisee, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation upon termination. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a significant effect on the Company's operations.

     Each Sonic restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new restaurant.

     Sonic restaurants must comply with federal and state environmental regulations, but those regulations have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new restaurants in particular locations.

     The owners of Sonic restaurants must comply with the Fair Labor Standards Act and various state laws governing various matters, such as minimum wages, overtime and other working conditions. Significant numbers of the food service personnel in Sonic restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at those locations.

     The owners of Sonic restaurants also must comply with the provisions of the Americans with Disabilities Act (the "ADA"), which requires the owners to provide reasonable accommodation for employees with disabilities and to make their restaurants accessible to customers with disabilities. The Company has made certain modifications to the design and construction of its restaurants in order to comply with the ADA. However, the ADA has not had a material impact on the Company, primarily because of a drive-in restaurant's inherent accessibility to all customers.

     Many owners of Sonic restaurants also must comply with the Family Medical Leave Act (the "Family Leave Act"), which covers employers of 50 or more persons at locations within any 75-mile radius. The Family Leave Act requires covered employers to grant eligible employees up to 12 weeks of unpaid leave for family and medical reasons and to reinstate the employee to the same or an equivalent position at the end of the leave. An employee may take leave for the birth, adoption, or foster care of a child; for any serious health condition of a spouse, sibling, child or parent; or for an employee's own serious health condition.

ITEM 2.  PROPERTIES

     Of the 231 Company-owned restaurants operating as of August 31, 1996, the Company operated 101 of them on property leased from third parties and 130 of them on property owned by the Company. The leases expire on dates ranging from 1997 to 2016, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some leases call for additional rentals based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes.

     The Company has its principal office located in approximately 50,000 square feet of leased office space in Oklahoma City, Oklahoma, at an effective annual rental rate of $9.15 per square foot. The lease for that property expires in October of 2002. The Company believes that its leased office provides an adequate amount of space and will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, the Company does not have any material legal proceedings pending against the Company, any of its subsidiaries, or any of their properties.

     In July of 1996, the Company filed an appeal with the Texas Supreme Court in a case involving L & G Restaurants, Inc., Lucky Ott, and William Owen. The circuit court of appeals previously had reinstated a jury verdict against Sonic Land Corporation for tortious interference with contract in that case. The damages, as originally found by the jury and reinstated by the appellate court, consist of actual damages of $52,500 for Mr. Ott and $729,070 for Mr. Owen, as well as punitive damages of $500,000 for Mr. Ott and $500,000 for Mr. Owen. The appellate court affirmed that part of the previous judgment notwithstanding the verdict which threw out the jury's original finding that Sonic

Land Corporation had violated the Texas Deceptive Trade Practices Act. In addition, the appellate court itself threw out a $32,000 claim by Carolyn Ott for intentional infliction of emotional distress by Sonic Restaurants, Inc. The Company continues to believe that the findings of the jury had no merit, and will continue to defend its position vigorously during the appellate process. However, the Company cannot guarantee that the Texas Supreme Court will decide to review the case or, if it does, that the Company will receive a favorable outcome from the appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the Company's last fiscal year to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table identifies the executive officers of the Company.


     NAME                          AGE       POSITION                                          OFFICER SINCE
     -----                        ----      ----------                                         -------------
     J. Clifford Hudson            42        President, Chief Executive Officer,               June of 1985
                                              and Director
     Michael R. Shumsky            45        President of Sonic Restaurants, Inc.              October of 1994
     Kenneth L. Keymer             48        President of Sonic Industries Inc.                August of 1996
     Lewis B. Kilbourne            49        Senior Vice President and Chief                   January of 1994
                                              Financial Officer
     Pattye T. Moore               38        Senior Vice President of Marketing                June of 1992
                                              and Brand Development
     Ronald L. Matlock             45        Vice President, General Counsel,                  April of 1996
                                              and Secretary
     Diane C. Dolan                34        Vice President of Administration and              August of 1996
                                             Corporate Human Resources
     W. Scott McLain               34        Treasurer                                         April of 1996
     Stephen C. Vaughan            30        Controller                                        January of 1996
     Larry P. Gadola               55        Vice President of Corporate Development           August of 1996
                                              of Sonic Restaurants, Inc.
     Wes Jablonski                 42        Vice President of Technology Services             October of 1995
                                              of Sonic Industries Inc.
     Stanley S. Jeska              56        Vice President of Franchise Development           September of 1993
                                              of Sonic Industries Inc.
     Robert R. Moore               47        Vice President of Operations Services
                                              of Sonic Restaurants, Inc.                       July of 1996
     Andrew G. Ritger, Jr.         39        Vice President of Purchasing of                   January of 1996
                                              Sonic Industries Inc.
     Warner Van Sciver             57        Vice President of Franchise Services              April of 1988
                                              of Sonic Industries Inc.
     Frank B. Young, Jr.           45        Vice President of Operations of Sonic             October of 1994
                                              Restaurants, Inc.

BUSINESS EXPERIENCE

     The following material sets forth the business experience of the executive officers of the Company for at least the past five years.

     J. Clifford Hudson has served as President and Chief Executive Officer of the Company since April of 1995 and has served as a director of the Company since August of 1993. He served as President and Chief Operating Officer of the Company from August of 1994 until April of 1995, and he served as Executive Vice President and Chief Operating Officer from August of 1993 until August of 1994. From August of 1992 until August of 1993, Mr. Hudson served as Senior Vice President and Chief Financial Officer of the Company. From August of 1990 until August of 1992, Mr. Hudson served as Senior Vice President of Corporate Development and, from June of 1985 to August of 1992, served as Vice President, General Counsel and Secretary of the Company. Since October of 1994, Mr. Hudson has served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms.

     Michael R. Shumsky has served as President of Sonic Restaurants, Inc., the Company's restaurant operations subsidiary, since October of 1994. Prior to joining the Company, Mr. Shumsky spent 15 years with Taco Bell, serving most recently as a Zone Vice President with responsibility for the operations of 350 Taco Bell restaurants.

     Kenneth L. Keymer has served as President and a director of Sonic Industries Inc., the Company's franchise operations subsidiary, since August of 1996. From June of 1994 to August of 1996, Mr. Keymer served as Executive Vice President of Operations for the Memphis, Tennessee region of Perkins Family Restaurants, a subsidiary of Tennessee Restaurant Corporation of Itasca, Illinois. From March of 1993 to June of 1994, Mr. Keymer served as Senior Vice President of Operations for the then Chicago-based Boston Chicken, Inc. From August of 1990 to March of 1993, he served as the Zone Vice President in Chicago, Illinois, for Taco Bell.

     Lewis B. Kilbourne has served as Senior Vice President and Chief Financial Officer of the Company since January of 1994, and he served as Treasurer of the Company from January of 1994 until April of 1996. From June of 1991 through December of 1993, Mr. Kilbourne operated Kilbourne and Associates, a consulting firm for small private and public companies and, also, served as an Adjunct Professor of Finance at the University of Houston. From May of 1988 until June of 1991, Mr. Kilbourne served as Executive Vice President, Chief Financial Officer, and a director of Church's Fried Chicken, Inc., which conducted business as Al Copeland Enterprises Inc.

     Pattye T. Moore has served as Senior Vice President of Marketing and Brand Development of the Company since April of 1996. From August of 1995 until April of 1996, Mrs. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June of 1992 to August of 1995. From August of 1984 until joining Sonic Industries Inc., Ms. Moore served as Vice President of Operations for Advertising Incorporated of Tulsa, Oklahoma. While serving as an officer of Advertising Incorporated, Ms. Moore had responsibility for the account service department, personnel management, and strategic planning for the agency. She also served as the management supervisor for the accounts of Sonic Industries Inc. and several other clients.

     Ronald L. Matlock has served as Vice President, General Counsel, and Secretary of the Company since April of 1996. Prior to joining the Company, Mr. Matlock practiced law from January of 1995 to April of 1996 with the Matlock Law Firm in Oklahoma City, Oklahoma, concentrating in corporate, securities and franchise law. From November of 1987 to December of 1994, Mr. Matlock was a shareholder and director of the law firm of Hastie & Kirschner in Oklahoma City, Oklahoma.

     Diane C. Dolan has served as Vice President of Administration and Corporate Human Resources of the Company since August of 1996. Ms. Dolan served as a human resources consultant for Sonic Restaurants, Inc. from January of 1995 until joining Sonic Restaurants, Inc. as Director of Field Human Resources in July of 1995. From November of 1993 until July of 1995, Ms. Dolan served as a human resources consultant for the American Red Cross in St. Louis, Missouri. From June of 1993 to November of 1993, Ms. Dolan served as a co-instructor of cross-cultural/global management training programs as part of a graduate internship with Training Management Corporation in Princeton, New Jersey. From June of 1991 until June of 1993, Ms. Dolan attended school full time at American Graduate School of International Management in Glendale, Arizona.

     W. Scott McLain has served as Treasurer of the Company since April of 1996. From August of 1993 until joining the Company, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas. From March of 1991 until August of 1993, he served as a Manager - Corporate Recovery for Price Waterhouse in Dallas, Texas.

     Stephen C. Vaughan has served as Controller of the Company since January of 1996. Mr. Vaughan joined the Company in March of 1992 as an auditor and became Assistant Controller of the Company in March of 1993. From July of 1989 until March of 1992, Mr. Vaughan served as an auditor with the firm of Ernst &
Young LLP in Oklahoma City, Oklahoma.

     Larry P. Gadola has served as Vice President of Corporate Development of Sonic Restaurants, Inc. since August of 1996. From December of 1994 until joining the Company, Mr. Gadola served as Director of Corporate/Franchise Development of Flagstar, Inc. of Spartanburg, South Carolina. From August of 1989 until December of 1994, Mr. Gadola worked for ViCorp Restaurants, Inc. in Denver, Colorado, where he served as Vice President of Real Estate and Construction from August of 1989 until June of 1992 and as Vice President of Development from June of 1992 to December of 1994.

     Wes Jablonski has served as Vice President of Technology Services of Sonic Industries Inc. since October of 1995. Prior to joining the Company, Mr. Jablonksi worked as an independent restaurant consultant. From March of 1989 to April of 1992, Mr. Jablonski served as the Director of Franchising with El Chico Restaurants, Inc. in Dallas, Texas.

     Stanley S. Jeska has served as Vice President of Franchise Development of Sonic Industries Inc. since July of 1996 and also served in that capacity from September of 1993 until August of 1994. Mr. Jeska served as Vice President of Corporate Development for Sonic Restaurants, Inc. from August of 1994 until July of 1996. From April of 1990 until joining the Company, Mr. Jeska founded and served as President of Corporate Real Estate Advisors of Worthington, Ohio, a management consultant firm.

     Robert R. Moore has served as Vice President of Operations Services of Sonic Restaurants, Inc. since July of 1996. From November of 1990 until joining the Company, Mr. Moore served as a Regional Director of Operations for Whataburger, Inc. in Dallas, Texas.

     Andrew G. Ritger, Jr. has served as Vice President of Purchasing of Sonic Industries Inc. since January of 1996. From May of 1993 until joining the Company, Mr. Ritger served as Vice President of Purchasing of Fast Food Merchandisers, Inc., a subsidiary of Hardees, Inc. of Rocky Mount, North Carolina. From August of 1987 until May of 1993, he served as General Manager of Logistics of H.J. Heinz, Inc. in Nashville, Tennessee.

     Warner L. Van Sciver has served as Vice President of Franchise Services for Sonic Industries Inc. since April of 1988.

     Frank B. Young, Jr. has served as Vice President of Operations of Sonic Restaurants, Inc. since October of 1994. From April of 1993 until joining the Company, Mr. Young served as the President and sole shareholder of Wendco, Inc. of Madison, Wisconsin, a business consulting firm. From October of 1989 through March of 1993, Mr. Young engaged in business as a franchisee for three Wendy's restaurants in the Madison area.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq.


     QUARTER ENDED                HIGH      LOW             QUARTER ENDED                HIGH      LOW
     -------------                ----      ---             -------------                ----      ---
     November 30, 1994          $15.812   $11.812           November 30, 1995          $23.875   $20.125
     February 28, 1995           16.500    13.187           February 29, 1996           21.500    15.062
     May 31, 1995                18.500    14.687           May 31, 1996                24.062    18.750
     August 31, 1995             21.250    17.187           August 31, 1996             25.000    20.875

STOCKHOLDERS

     As of November 22, 1996, the Company had 269 record holders of its common stock. As of that date, the Company had approximately 2,300 stockholders, including beneficial owners holding shares in street or nominee name.

DIVIDENDS

     The Company did not pay any dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the financial condition and operating results of the Company. One should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation," below, and the Company's Consolidated Financial Statements included elsewhere in this report.



                                                                               Year ended August 31,
                                                      -----------------------------------------------------------------------
                                                           1996            1995           1994           1993           1992
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands except per share data)

INCOME STATEMENT DATA:
   Sales by Company-owned restaurants                  $  120,700      $  91,438      $  72,629      $  58,228      $  44,335
   Franchised restaurants:
      Franchise fees                                        1,453          1,409          1,144          1,513          1,251
      Franchise royalties                                  23,315         20,392         14,703         12,872         10,580
      Equipment sales                                       3,743          9,076          9,602          9,797          8,975
   Other                                                    1,919          1,445          1,626          1,380          1,535
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                      151,130        123,760         99,704         83,790         66,676
-----------------------------------------------------------------------------------------------------------------------------
   Cost of restaurant sales                                92,663         72,275         56,966         45,961         34,301
   Cost of equipment sales                                  3,101          7,354          7,775          8,082          7,304
   Selling, general and administrative                     14,498         13,260         10,918          9,572          8,625
   Depreciation and amortization                            8,896          5,910          4,165          2,918          2,130
   Minority interest in earnings of
      restaurant partnerships                               4,806          3,259          2,723          2,640          2,678
   Provision for litigation costs                               -              -              -            300              -
   Provision for impairment of long-lived assets            8,627             71          4,153            246            271
-----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                      132,591        102,129         86,700         69,719         55,309
-----------------------------------------------------------------------------------------------------------------------------
   Income from operations                                  18,539         21,631         13,004         14,071         11,367
   Interest expense                                         1,184          1,823          1,084            799            666
   Interest income                                           (708)          (409)          (308)          (383)          (549)
-----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                          $   18,063      $  20,217      $  12,228      $  13,655      $  11,250
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                          $   11,244      $  12,484      $   7,643      $   8,644      $   6,814
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   Net income per share (1)                            $     0.84      $    1.05      $    0.64      $    0.72      $    0.58
-----------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding (1)                 13,449         11,842         11,954         11,970         11,803


BALANCE SHEET DATA:
   Working capital                                     $    3,491       $  4,249       $  7,314      $   7,383       $  9,486
   Property, equipment and capital leases, net            100,505         70,171         40,979         31,695         20,050
   Total assets                                           147,444        105,331         76,982         63,517         50,303
   Obligations under capital leases (including
      current portion)                                      9,808          6,274          6,823          5,836          5,328
   Long-term debt (including current portion)              12,401         24,902          6,419          1,243          1,243
   Stockholders' equity                                   109,683         63,357         54,377         46,750         35,964



(1) Adjusted for a 3-for-2 stock split which had a record date of July 31, 1995 and an ex-dividend date of August 11, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

RESULTS OF OPERATIONS

     The Company derives its revenues primarily from sales by Company-owned restaurants and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, and the leasing of signs and real estate. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income. The table also sets forth certain restaurant data for the periods indicated.

              PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA
                              YEAR ENDED AUGUST 31,
                                ($ IN THOUSANDS)


                                                                                   YEAR ENDED AUGUST 31,
                                                                             ---------------------------------
                                                                             1996          1995           1994
                                                                             ----          ----           ----
 INCOME STATEMENT DATA:
 Revenues:
    Sales by Company-owned restaurants                                      79.9%          73.9%          72.9%
    Franchised restaurants:
       Franchise fees and royalties                                         16.4           17.6           15.9
       Equipment sales                                                       2.5            7.3            9.6
    Other                                                                    1.2            1.2            1.6
                                                                        --------       --------       --------
                                                                           100.0%         100.0%         100.0%
                                                                        --------       --------       --------
                                                                        --------       --------       --------
 Costs and expenses:
    Company-owned restaurants (1)                                           76.8%          79.0%          78.4%
    Equipment sales (2)                                                     82.8           81.0           81.0
    Selling, general and administrative                                      9.6           10.7           11.0
    Depreciation and amortization                                            5.9            4.8            4.2
    Minority interest in earnings of restaurant partnerships (1)             4.0            3.6            3.7
    Provision for impairment of long-lived assets                            5.7             .1            4.1
 Income from operations                                                     12.3           17.5           13.0
 Net interest expense                                                         .3            1.1             .8
 Net income                                                                  7.4%          10.1%           7.7%

 RESTAURANT OPERATING DATA:
 Company-owned restaurants (3)                                               231            178            142
 Franchised restaurants (3)                                                1,336          1,286          1,227
                                                                        --------       --------       --------
 Total                                                                     1,567          1,464          1,369
                                                                        --------       --------       --------
                                                                        --------       --------       --------

 System-wide sales                                                      $984,784       $880,521       $776,347
    Percentage increase (4)                                                 11.8%          13.4%          12.3%

 Average sales per restaurant:
    Company-owned                                                       $    601       $    577       $    558
    Franchise                                                                657            620            592
    System-wide                                                              648            615            585

 Change in comparable restaurant sales (5):
    Company-owned                                                            4.9%           1.9%           2.5%
    Franchise                                                                5.1            3.9            2.9
    System-wide                                                              5.0            3.6            2.8

-------------------
(1)  As a percentage of sales by Company-owned restaurants.
(2)  As a percentage of equipment sales.
(3)  Number of restaurants open at end of period.
(4) Represents percentage increase from the comparable period in the prior year.
(5) Represents percentage increase for restaurants open in both the reported and prior years.

     COMPARISON OF FISCAL YEAR 1996 TO FISCAL YEAR 1995. Total revenues increased 22.1% to $151.1 million in fiscal 1996 from $123.8 million in fiscal 1995. Sales by Company-owned restaurants increased 32.0% to $120.7 million in fiscal 1996 from $91.4 million in fiscal 1995. Of the $29.3 million increase, $25.3 million was due to the net addition of 89 Company-owned restaurants since the beginning of fiscal 1995. Average sales increases of approximately 4.9% by stores open the full reporting periods of fiscal 1996 and fiscal 1995 accounted for $4.0 million of the increase. Franchise fee revenues increased to $1.5 million during fiscal 1996 as compared to $1.4 million during fiscal 1995. Franchise royalties increased 14.3% to $23.3 million in fiscal 1996, compared to $20.4 million in fiscal 1995. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.2 million and resulted from the franchise same store sales growth of 5.1% over fiscal 1995. Approximately $1.0 million of the $2.9 million increase resulted from the progressive nature of the Company's franchise agreements that require a higher royalty percentage as average monthly sales volumes increase. Additional franchise restaurants in operation resulted in an increase in royalties of $0.7 million. Restaurant equipment sales decreased 58.8% to $3.7 million in fiscal 1996 from $9.1 million in fiscal 1995, because of the sale of the restaurant equipment division in the second fiscal quarter of 1996.

     Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 76.8% in fiscal 1996, compared to 79.0% in fiscal 1995. Management believes the improvement in restaurant operating margins resulted from (1) a 2.5% average price increase implemented during the second fiscal quarter of 1996, (2) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 10%, (3) reductions in cost of food and paper items due to declining beef prices and consolidation of purchasing distribution functions, and (4) improved operational cost controls through the implementation of a standard ideal food cost program. The improvements mentioned above were partially offset by increased marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Management bonuses also increased, as a percentage of sales, due largely to the improved operating margins. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 4.0% in fiscal 1996 as compared to 3.6% in fiscal 1995. This increase occurred primarily due to the improvements in operating margins discussed above.

     Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.6% in fiscal 1996 compared with 10.7% in fiscal 1995. Management expects this decrease to continue in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurant, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $3.0 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1997.

     Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets To Be Disposed Of" (SFAS 121). The provision for adoption of SFAS 121 was $8.5 million. For additional explanation of this provision, see Note 2 in the Notes to Consolidated Financial Statements.

     Income from operations decreased to $18.5 million from $21.6 million in fiscal 1995. Excluding the provision for impairment of long-lived assets discussed above, income from operations increased 25.2% to $27.1 million.

     Net interest expense decreased to $0.5 million in fiscal 1996 from $1.4 million in fiscal 1995. This decrease was the result of a pay down on the revolving credit facility with the proceeds from the secondary stock offering, as well as increased interest income from the investment of excess offering proceeds during the year.

     Provision for income taxes reflects an effective federal and state tax rate of 37.75% for fiscal year ended August 31, 1996, compared to 38.25% for the comparable period in fiscal 1995. Net income for fiscal 1996 increased 32.7% to $16.6 million and earnings per share increased 17.1% to $1.23, excluding the after-tax effect of the provision for impairment of long-lived assets discussed above.

     COMPARISON OF FISCAL YEAR 1995 TO FISCAL YEAR 1994. Total revenues increased 24.1% to $123.8 million in fiscal 1995 from $99.7 million in fiscal 1994. Sales by Company-owned restaurants increased 25.9% to $91.4 million in fiscal 1995 from $72.6 million in fiscal 1994. Of the $18.8 million increase, $17.5 million was due to the net addition of 58 Company-owned restaurants since the beginning of fiscal 1994. Average sales increases of approximately 2% by stores open the full reporting periods of fiscal 1995 and fiscal 1994 accounted for $1.2 million of the increase. Franchise fee revenues increased to $1.4 million during fiscal 1995 as compared to $1.1 million during fiscal 1994. The increase resulted from a larger percentage of new restaurants opening under the 1988 form of license agreement, which requires a $15,000 fee rather than the 1984 form of license agreement, which calls for a $7,500 fee, combined with an increase in area development agreement fee forfeitures of approximately $140,000. Franchise royalties increased 38.7% to $20.4 million in fiscal 1995, compared to $14.7 million in fiscal 1994. Increased royalties earned from franchisees who elected to convert their existing license agreements to a new license agreement with a higher effective royalty rate, in exchange for a new 20-year term and other benefits, resulted in an increase in royalty revenues of approximately $3.8 million. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.4 million and resulted from the franchise same store sales growth of 3.9% over fiscal 1994. Of the $1.4 million increase, approximately $600,000 resulted from the progressive nature of the Company's franchise agreements that require a higher royalty percentage as monthly sales volumes increase. Additional restaurants in operation resulted in an increase in royalties of $500,000. Restaurant equipment sales decreased 5.5% to $9.1 million in fiscal 1995 from $9.6 million in fiscal 1994, due primarily to fewer new restaurant equipment packages being sold in fiscal 1995 as compared to fiscal 1994.

     Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 79.0% in fiscal 1995, compared to 78.4% in fiscal 1994. An improvement in food and packaging costs, as a percentage of sales (due primarily to lower beef costs), was offset by increased labor and marketing costs. The labor increase was a result of 38 drive-ins opening either during fiscal 1995 or the month preceding the same reporting period. Newly-opened drive-ins generally experience a higher labor cost, as a percentage of sales, than established drive-ins. Based upon the prior performance of other newly-opened restaurants, the Company expects labor costs, as a percentage of sales, to become consistent with established drive-ins over time. The increase in marketing expenditures reflects the Company's commitment to increased media expenditures through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships decreased, as a percentage of sales by Company-owned restaurants, to 3.6% in fiscal 1995 as compared to 3.7% in fiscal 1994. This decline occurred due to an increase in the Company's average ownership percentage in Company-owned restaurants and the unfavorable variance in restaurant operating margins discussed above. Cost of restaurant equipment sales, as a percentage of equipment sales, was consistent with fiscal 1994.

     Selling, general and administrative expenses, as a percentage of total revenues, decreased to 10.7% in fiscal 1995 compared with 11.0% in fiscal 1994. Management expects this decrease to continue in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurant, and their compensation flows through the minority interest in
earnings of restaurant partnerships.   Depreciation and amortization expense
increased approximately $1.7 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades.

     Excluding unusual write-downs in fiscal 1994 of approximately $3.9 million, income from operations for fiscal 1995 increased 28.2% to $21.6 million from $16.9 million for fiscal 1994.

     Net interest expense increased to $1.4 million in fiscal 1995 from $775,000 in fiscal 1994. This increase was the result of the Company's restaurant growth strategy being funded partially through advances under the revolving credit facility.

     Provision for income taxes reflects an effective federal and state tax rate of 38.25% for fiscal year ended August 31, 1995, compared to 37.5% for the comparable period in fiscal 1994. The increase in the Company's effective tax rate was due primarily to the phase-out of the benefit of graduated federal tax rates as a result of an increase in income before income taxes. Net income for the period, excluding the special provisions discussed above, increased 24.1% to $12.5 million.

LIQUIDITY AND SOURCES OF CAPITAL

     During fiscal year 1996, the Company opened 30 new restaurants, acquired a majority interest in 28 existing restaurants, sold four restaurants to franchisees, and closed one restaurant. The Company funded the total capital additions for fiscal year 1996 of $45.3 million (which included the cost of newly-opened restaurants, acquired restaurants, restaurants under construction, new furniture and equipment for existing restaurants and general corporate use) internally by cash from operating activities, through borrowings under the Company's line of credit, and through the use of capital leases. During fiscal year 1996, the Company purchased the real estate on 21 of the 30 newly-constructed restaurants. The Company purchased the real estate on 10 of the 28 acquired restaurants. The Company expects to own the land and building for approximately two-thirds of its future newly-constructed restaurants.

     In October of 1995, the Company completed an offering of 1,668,826 shares of common stock, including the underwriters' over-allotment shares. Net proceeds to the Company from the offering were approximately $33.2 million. The Company used approximately $23 million of the proceeds to pay off the existing balance on its line of credit. In August of 1996, the Company entered into an agreement with a group of banks to increase its existing $40 million line of credit to $60 million. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, and for other general corporate purposes. As of August 31, 1996, the Company's outstanding borrowings under the line of credit were $11.5 million, as well as $100,000 in outstanding letters of credit. The available line of credit as of August 31, 1996, was $48.4 million. As of August 31, 1996, the Company's total cash balance of $7.7 million reflected the impact of the stock offering, line of credit activity, and capital expenditures mentioned above.

     The Company expects capital expenditures of approximately $50 million in fiscal 1997, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including the further development and installation of a point-of-sale system. See "Business - Expansion," above. The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowing under the line of credit, will meet the Company's needs for the foreseeable future.

IMPACT OF INFLATION

     Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During fiscal 1997, however, the Company intends to increase prices for its Company-owned restaurants primarily because of higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

     The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of the Company's Company-owned and franchised restaurants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.


                                    PART III

     Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company appear immediately following this Item 14:
                                                                          Pages
                                                                          -----
     Report of Independent Auditors                                        F-1
     Consolidated Balance Sheets at August 31, 1996 and 1995               F-2
     Consolidated Statements of Income for each of the three years
      in the period ended August 31, 1996                                  F-4
     Consolidated Statements of Stockholders' Equity for each of the
      three years in the period ended August 31, 1996                      F-5
     Consolidated Statements of Cash Flows for each of the three years
      in the period ended August 31, 1996                                  F-6
     Notes to Consolidated Financial Statements                            F-8

FINANCIAL STATEMENT SCHEDULES

     The Company has included the following schedules immediately following this
Item 14:
                                                                           Page
                                                                           ----
          Schedule II    -    Valuation and Qualifying Accounts            F-27

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

EXHIBITS

     The Company has filed the exhibits listed below with this report. The Company has marked all employment contracts and compensatory plans or arrangements with an asterisk (*).

     3.01. Certificate of Incorporation of the Company, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 33-37158.

     3.02. Bylaws of the Company, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 33-37158.

     4.01. Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.01. Form of Sonic Industries Inc. License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from
Exhibit 10.1 to the Company's Form S-1 Registration Statement No. 33-37158.

     10.02. Form of Sonic Industries Inc. License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from
Exhibit 10.2 to the Company's Form S-1 Registration Statement No. 33-37158.

     10.03. Form of Sonic Industries Inc. License Agreement (the Number 4.2 License Agreement and Number 5.1 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.03 to the Company's Form 10-K for the fiscal year ended August 31, 1994.

     10.04. Form of Sonic Industries Inc. License Agreement (the Number 6 License Agreement), which the Company hereby incorporates by reference from
Exhibit 10.04 to the Company's Form 10-K for the fiscal year ended August 31, 1994.

     10.05. Form of Sonic Industries Inc. Area Development Agreement, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.06. Form of Sonic Industries Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form S-1 Registration Statement No. 33-37158.

     10.07. Form of General Partnership Agreement and Master Agreement, which the Company hereby incorporates by reference from Exhibit 10.07 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.08. 1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.09. 1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.10. 1991 Sonic Corp. Directors' Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended August 31, 1991.*

     10.11. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.12. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.13. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.14. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*

     10.15.    Sonic Corp. 1995 Stock Incentive Plan.*

     10.16. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company.*

     10.17. Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from
Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.18. First Amendment to Loan Agreement with Texas Commerce Bank National Association.

     10.19. Second Amendment to Loan Agreement with Texas Commerce Bank National Association.

     21.01.    Subsidiaries of the Company.

     23.01.    Consent of Independent Auditors.

     24.01.    Power of Attorney.

     27.01.    Financial Data Schedules

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 1996.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, in fiscal year 1996 Sonic Corp. changed its method of accounting for impairment of long-lived assets by adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                                  /s/ ERNST & YOUNG LLP
                                             -------------------------------
                                                    ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 18, 1996

                                   Sonic Corp.

                           Consolidated Balance Sheets


                                                                                  AUGUST 31,
                                                                           1996               1995
                                                                        ----------------------------
                                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  7,706            $  3,778
  Accounts and notes receivable, net (NOTE 4)                              5,229               5,181
  Net investment in direct financing and sales-type leases (NOTE 6)          783                 908
  Inventories                                                              1,868               2,252
  Deferred income taxes (NOTE 11)                                            110                 132
  Prepaid expenses and other                                                 481                 463
                                                                        ----------------------------
Total current assets                                                      16,177              12,714



Notes receivable, net (NOTE 4)                                             3,063               2,731


Net investment in direct financing and sales-type leases (NOTE 6)          3,421               3,048


Deferred income taxes (NOTE 11)                                            2,184                 257


Property, equipment and capital leases, net (NOTES 2, 6 AND 7)           100,505              70,171


Intangibles and other assets, net (NOTE 5)                                22,094              16,410
                                                                        ----------------------------
Total assets                                                            $147,444            $105,331
                                                                        ----------------------------
                                                                        ----------------------------

                                   Sonic Corp.


                                                                                  AUGUST 31,
                                                                           1996               1995
                                                                        ----------------------------
                                                                                (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $  2,904            $  1,691
 Deposits from franchisees                                                   601                 833
 Accrued liabilities (NOTE 8)                                              7,841               5,353
 Obligations under capital leases due within one year (NOTE 6)               823                 481
 Long-term debt due within one year (NOTE 9)                                 517                 107
                                                                        ----------------------------
Total current liabilities                                                 12,686               8,465

Obligations under capital leases due after one year (NOTE 6)               8,985               5,793
Long-term debt due after one year (NOTE 9)                                11,884              24,795
Other noncurrent liabilities (NOTE 10)                                     4,206               2,921
Commitments and contingencies (NOTES 3, 6, 14 AND 15)

Stockholders' equity (NOTE 12):
 Preferred stock, par value $.01; 1,000,000 shares authorized;
  none outstanding                                                             -                   -
 Common stock, par value $.01; 40,000,000 shares authorized;
  shares issued--13,475,078 in 1996 and 12,079,886 in 1995                   135                 121
 Paid-in capital                                                          59,107              30,355
 Retained earnings                                                        50,584              39,340
                                                                        ----------------------------
                                                                         109,826              69,816
 Treasury stock, at cost; 7,580 shares in 1996 and
  428,026 shares in 1995                                                   (143)             (6,459)
                                                                        ----------------------------
Total stockholders' equity                                               109,683              63,357
                                                                        ----------------------------
Total liabilities and stockholders' equity                              $147,444            $105,331
                                                                        ----------------------------
                                                                        ----------------------------


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                        Consolidated Statements of Income



                                                                       YEAR ENDED AUGUST 31,
                                                                1996           1995           1994
                                                              --------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Sales by Company-owned restaurants                           $120,700      $  91,438       $ 72,629
 Franchised restaurants:
   Franchise fees                                                1,453          1,409          1,144
   Franchise royalties                                          23,315         20,392         14,703
   Equipment and sign sales (NOTE 1)                             3,743          9,076          9,602
 Other                                                           1,919          1,445          1,626
                                                              --------------------------------------
                                                               151,130        123,760         99,704

Costs and expenses:
 Company-owned restaurants:
  Food and packaging                                            37,463         30,073         24,270
  Payroll and other employee benefits                           34,555         27,265         20,951
  Other operating expenses                                      20,645         14,937         11,746
                                                              --------------------------------------
                                                                92,663         72,275         56,967

 Equipment and sign cost of sales (NOTE 1)                       3,101          7,354          7,775
 Selling, general and administrative                            14,498         13,260         10,918
 Depreciation and amortization                                   8,896          5,910          4,165
 Minority interest in earnings of restaurant
   partnerships                                                  4,806          3,259          2,723
 Provision for impairment of long-lived assets
   (NOTE 2)                                                      8,627             71          4,153
                                                              --------------------------------------
                                                               132,591        102,129         86,701
                                                              --------------------------------------
Income from operations                                          18,539         21,631         13,003

Interest expense                                                 1,184          1,823          1,084
Interest income                                                  (708)          (409)          (309)
                                                              --------------------------------------
Net interest expense                                               476          1,414            775
                                                              --------------------------------------
Income before income taxes                                      18,063         20,217         12,228

Provision for income taxes (NOTE 11)                             6,819          7,733          4,585
                                                              --------------------------------------
Net income                                                    $ 11,244      $  12,484       $  7,643
                                                              --------------------------------------
                                                              --------------------------------------

Net income per share (NOTE 12)                                    $.84          $1.05           $.64
                                                              --------------------------------------
                                                              --------------------------------------

Weighted average shares outstanding (NOTE 12)                   13,449         11,842         11,954
                                                              --------------------------------------
                                                              --------------------------------------


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                 Consolidated Statements of Stockholders' Equity



                                                      NUMBER          COMMON       PAID-IN       RETAINED       TREASURY
                                                    OF SHARES         STOCK        CAPITAL       EARNINGS        STOCK
                                                   ---------------------------------------------------------------------
                                                                               (IN THOUSANDS)
Balance at August 31, 1993                             7,913          $  79        $27,948        $19,213       $  (492)

Exercise of common stock options                          13              -            204              -              -
Purchase of treasury stock                                 -              -              -              -          (218)
Net income                                                 -              -              -          7,643              -
                                                   ---------------------------------------------------------------------
Balance at August 31, 1994                             7,926             79         28,152         26,856          (710)

Exercise of common stock options                         134              1          2,244              -              -
Purchase of treasury stock                                 -              -              -              -        (5,749)
Three-for-two stock split, including
  $1,200 paid in cash for fractional
  shares (NOTE 12)                                     4,020             41           (41)              -              -
Net income                                                 -              -              -         12,484              -
                                                   ---------------------------------------------------------------------
Balance at August 31, 1995                            12,080            121         30,355         39,340        (6,459)

Exercise of common stock options                         154              2          2,037              -              -
Purchase of treasury stock                                 -              -              -              -          (143)
Sale of common stock (NOTE 12)                         1,241             12         26,715              -          6,459
Net income                                                 -              -              -         11,244              -
                                                   ---------------------------------------------------------------------
Balance at August 31, 1996                            13,475           $135        $59,107        $50,584       $  (143)
                                                   ---------------------------------------------------------------------
                                                   ---------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                      Consolidated Statements of Cash Flows



                                                                            YEAR ENDED AUGUST 31,
                                                                      1996           1995           1994
                                                                    -------------------------------------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $11,244        $12,484       $  7,643
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                      8,896          5,910          4,165
   Gains on dispositions of assets                                     (309)           (52)          (230)
   Amortization of franchise and development fees                    (1,453)        (1,409)        (1,131)
   Accretion of interest expense                                         74            100            100
   Franchise and development fees collected                           1,460          1,376          1,091
   Provision (credit) for deferred income taxes                      (1,905)           370         (1,291)
   Provision for impairment of long-lived assets                      8,627             71          4,153
   (Increase) decrease in operating assets:
    Accounts and notes receivable                                      (380)          (448)        (1,275)
    Inventories, prepaid expenses and other                            (766)          (331)           416
   Increase (decrease) in operating liabilities:
    Accounts payable                                                  1,213           (741)           526
    Accrued and other liabilities                                     2,154          2,209           (789)
                                                                    -------------------------------------
Total adjustments                                                    17,611          7,055          5,735
                                                                    -------------------------------------
Net cash provided by operating activities                            28,855         19,539         13,378

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (41,107)       (34,208)       (14,615)
Investment in direct financing leases                                (1,235)        (1,016)          (832)
Collections on direct financing leases                                  987            902            729
Proceeds from sales of inventories and property,
   equipment and capital leases                                       2,450            346            660
Increase in intangibles and other assets:
   Goodwill resulting from acquisitions of restaurants               (5,964)          (181)        (2,197)
   Other                                                             (1,721)        (1,592)          (809)
                                                                    -------------------------------------
Net cash used in investing activities                               (46,590)       (35,749)       (17,064)


(CONTINUED ON FOLLOWING PAGE)

                                   Sonic Corp.


                                                                            YEAR ENDED AUGUST 31,
                                                                      1996           1995           1994
                                                                    -------------------------------------
                                                                                (IN THOUSANDS)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                  $33,186           $  -           $  -
Proceeds from long-term borrowings                                   11,500         18,250          4,964
Payments on long-term debt                                          (24,250)          (222)          (100)
Payments on capital lease obligations                                  (669)          (549)          (547)
Exercises of stock options                                            1,900            550            204
Purchases of treasury stock                                              (4)        (4,054)          (219)
                                                                    -------------------------------------
Net cash provided by financing activities                            21,663         13,975          4,302
                                                                    -------------------------------------
Net increase (decrease) in cash and cash equivalents                  3,928         (2,235)           616

Cash and cash equivalents at beginning of the year                    3,778          6,013          5,397
                                                                    -------------------------------------
Cash and cash equivalents at end of the year                        $ 7,706       $  3,778       $  6,013
                                                                    -------------------------------------
                                                                    -------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                          $ 1,369       $  1,794         $  965
  Income taxes (net of refunds)                                       8,192          5,581          6,187
Additions to capital lease obligations                                4,203              -          1,837
Property and equipment purchases financed through notes payable         175            354            211
Notes receivable from property and equipment sales                        -            317            370
Capital lease obligations retired in connection with
    sales of property and equipment                                       -              -            303
Purchases of treasury stock in connection with
    exercises of stock options                                          139          1,695              -


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                   Notes to Consolidated Financial Statements

                         August 31, 1996, 1995 and 1994

                        (in thousands, except share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Sonic Corp. (the "Company") operates and franchises a chain of quick-service drive-in restaurants in the United States. In addition, the Company sells and leases restaurant equipment and signs. In February 1996, the Company sold its restaurant equipment division, including restaurant equipment inventories of approximately $1,500, for $1,747 in cash and recognized a gain of $250. The Company grants credit to its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned, Company-operated restaurants, organized principally as general partnerships. All significant intercompany accounts and transactions have been eliminated. Investments in minority-owned restaurants, organized principally as general partnerships, and other minority investments are carried at equity and are included in other assets.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

INVENTORIES

Inventories consist principally of food and supplies which are carried at the lower of cost (first-in, first-out basis) or market and restaurant equipment held for sale (primarily used equipment as of August 31, 1996 and new equipment as of August 31, 1995) which is carried at the lower of weighted average cost or market.

                                   Sonic Corp.

                        (in thousands, except share data)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND CAPITAL LEASES

Property and equipment are recorded at cost, and leased assets under capital leases are recorded at the present value of future minimum lease payments. Depreciation of property and equipment and amortization of capital leases are computed by the straight-line method over the estimated useful lives or initial terms of the leases, respectively.

ACCOUNTING FOR LONG-LIVED ASSETS

Prior to the fourth quarter of fiscal year 1996, certain restaurants which were nonoperating and were either held for disposition or were under short-term subleases were carried at the lower of depreciated cost or estimated net realizable values. Estimated net realizable values were determined annually based upon appraisals or other independent assessments of the restaurants' estimated sales values. Subsequent to restaurant closings, the related restaurant buildings and equipment were not depreciated and the related leased restaurant buildings under capital leases were not amortized. All estimated costs which were expected to be incurred in the closings and disposals of Company-owned and certain other restaurants were accrued when the decisions were made to close such restaurants. These estimated costs included accruals for future occupancy costs, estimated direct disposal costs and reductions of the carrying values of property, equipment and capital leases to estimated net realizable values. Allowances for impairment and accrued carrying costs for restaurant closings and disposals were adjusted when necessary based on subsequent information and events.

Effective June 1, 1996 (NOTE 2), the Company reviews long-lived assets, identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has determined that an individual restaurant is the level at which this review will be applied. The Company's primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants.

                                   Sonic Corp.

                        (in thousands, except share data)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets and identifiable intangibles held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or other independent assessments of the assets' estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

PRE-OPENING COSTS

The costs of hiring, training and other direct costs associated with opening new restaurants are capitalized and amortized over the first twelve months of restaurant operations.

TRADEMARKS, TRADE NAMES AND OTHER GOODWILL

Trademarks, trade names and other goodwill are amortized on the straight-line method over periods not exceeding 40 years.

FRANCHISE AGREEMENTS

Costs of franchise agreements capitalized in connection with the acquisition of existing franchises are amortized on the straight-line method over the life of the agreements, not exceeding 15 years.

OTHER INTANGIBLES

Other intangibles and deferred costs included in other assets are amortized on the straight-line method over the expected period of benefit, not exceeding 15 years.

FRANCHISE FEES AND ROYALTIES

Initial franchise fees are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Area development fees are nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual development agreements are met. Royalties from franchise operations are recognized in income as earned.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $4,956, $4,204 and $3,134 for the years ended August 31, 1996, 1995 and 1994, respectively.

                                   Sonic Corp.

                        (in thousands, except share data)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits stock compensation cost to be measured using the intrinsic value based method or the fair value based method. The Company will continue to use the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"; however, expanded disclosure of the impact of the fair value based method will be provided in the footnotes to the fiscal year 1997 financial statements as required by SFAS 123. The Company's existing stock option plans have no intrinsic value at grant date, and no compensation cost has been recognized for them (NOTE 12).

NET INCOME PER SHARE

Net income per share is based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each year (NOTE
12).

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

2. IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter of fiscal year 1996. Based on an evaluation of all restaurants which had incurred operating losses through May 31, 1996, the Company determined that certain restaurants and other assets with carrying amounts of $12,553 were impaired and wrote them down to their fair values. The initial charge upon adoption of SFAS 121 was $8,541 ($5,316 after-tax or $.40 per share) and included $5,720 ($3,560 after-tax or $.27 per share) related to restaurants and other assets held for disposal and $2,821 ($1,756 after-tax or $.13 per share) related to restaurants to be held and used. The difference in the Company's previous policy and fair value under SFAS 121 for assets held for disposal at the beginning of the fourth quarter of fiscal year 1996 was not material. The Company plans to dispose of the related assets during fiscal years 1997 and 1998 and has estimated the sales value, net of related costs to sell, at $2,651. The charge primarily relates to

                                   Sonic Corp.

                        (in thousands, except share data)


2. IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

the write-down of certain restaurants to fair value consistent with the earnings expectations of each restaurant using discounted estimated future cash flows. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates. The evaluation for impairment is done for each individual restaurant, rather than all restaurants as a group. The initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. Prior to adoption of this new standard, a write-down of a restaurant only took place when a decision was made to close or dispose of the restaurant. As a result of the reduced carrying value of the impaired assets, depreciation and amortization expense for fiscal year 1997 is expected to be reduced by approximately $800 ($500 after-tax or $.04 per share).

During 1994, the Company recorded a pre-tax charge of $3,144 for the expected costs and expenses required to discontinue the Company's operation of seven restaurants in south Florida. The provision is composed of the write-down of property and equipment to estimated net realizable value of $2,294, the accrual of carrying costs of $577 and the write-down of other assets of $273.

During 1994, the Company accrued $720 in equipment write-downs related to the Company adopting an implementation plan for a new PC-based point-of-sale system. This new system will enhance the Company's ability to monitor store level operations through the transferring of restaurant information electronically in a more timely manner. The implementation plan is expected to be completed by the end of fiscal year 1997. The equipment currently in service has been written down to the estimated net realizable value, after giving effect to normal depreciation of historical cost during the implementation period.

3. RESTAURANT TRANSACTIONS WITH RELATED PARTY

In March 1994, the Company entered into an agreement with a director and former officer of the Company in connection with his leaving the Company and returning to his career as a Sonic franchisee. Under that agreement, the director exchanged certain rights under his employment agreement, including the right to purchase six existing Sonic restaurants, for the right to purchase the Company's interest in two existing Sonic restaurants (with financing provided by the Company) and to acquire certain development rights for future Sonic restaurants. As part of the agreement, the Company also agreed to assist the director with obtaining development financing for up to six Sonic restaurants. Since March 1994, the Company has entered into certain agreements with the director and the director's lender which provide that in the event of a default by the director under the terms of the director's

                                   Sonic Corp.

                        (in thousands, except share data)


3. RESTAURANT TRANSACTIONS WITH RELATED PARTY (CONTINUED)

restaurant development loans (aggregating $3,460 as of August 31, 1996), the Company is required to purchase the collateral (shares of the Company's common stock and real estate related to Sonic restaurants) securing the director's loans at fair market value as specified in the repurchase agreements. The Company's repurchase obligations under these agreements expire in 1999 ($1,749), 2000 ($102) and 2001 ($1,609).

4. ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following at August 31, 1996 and 1995:


                                                               1996       1995
                                                             ------------------
Trade receivables                                             $2,878     $3,784
Notes receivable--current                                        846        540
Other                                                          1,638      1,005
                                                             ------------------
                                                               5,362      5,329
Less allowance for doubtful accounts and notes receivable        133        148
                                                             ------------------
                                                              $5,229     $5,181
                                                             ------------------
                                                             ------------------
Notes receivable--noncurrent                                  $3,193     $2,760
Less allowance for doubtful notes receivable                     130         29
                                                             ------------------
                                                              $3,063     $2,731
                                                             ------------------
                                                             ------------------

5. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following at August 31, 1996 and 1995:

                                                                1996      1995
                                                             ------------------
Trademarks, trade names, and other goodwill                  $20,945    $14,980
Franchise agreements                                           1,870      1,870
Other intangibles and other assets                             3,775      3,065
                                                             ------------------
                                                              26,590     19,915
Less accumulated amortization                                  4,496      3,505
                                                             ------------------
                                                             $22,094    $16,410
                                                             ------------------
                                                             ------------------

                                   Sonic Corp.

                        (in thousands, except share data)

6. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land portions of these leases are classified as operating leases and expire over the next six years. The buildings and equipment portions of these leases are classified principally as direct financing or sales-type leases and expire over the next eight years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Some leases contain escalation clauses over the lives of the leases.

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next twenty years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

DIRECT FINANCING AND SALES-TYPE LEASES

Components of net investment in direct financing and sales-type leases are as follows at August 31, 1996 and 1995:

                                                                1996       1995
                                                             ------------------
Minimum lease payments receivable                             $5,670     $5,609
Less unearned income                                           1,466      1,653
                                                             ------------------
Net investment in direct financing and sales-type leases       4,204      3,956
Less amount due within one year                                  783        908
                                                             ------------------
Amount due after one year                                     $3,421     $3,048
                                                             ------------------
                                                             ------------------

Minimum lease payments receivable for each of the five years after August 31, 1996 are $1,336 in 1997, $1,241 in 1998, $1,120 in 1999, $886 in 2000, $681 in
2001 and $406 thereafter. Initial direct costs incurred in the negotiation and consummation of direct financing and sales-type lease transactions have not been material during fiscal years 1996 and 1995. Accordingly, no portion of unearned income has been recognized to offset those costs.

                                   Sonic Corp.

                        (in thousands, except share data)

6. LEASES (CONTINUED)

Equipment and sign sales include $1,340, $1,163 and $836 for the years ended August 31, 1996, 1995 and 1994, respectively, related to sign lease transactions that have been accounted for as sales-type leases.

CAPITAL LEASES

Components of obligations under capital leases are as follows at August 31, 1996 and 1995:

                                                               1996       1995
                                                             ------------------
Total minimum lease payments                                 $16,701    $11,249
Less amount representing interest                              6,893      4,975
                                                             ------------------
Present value of net minimum lease payments                    9,808      6,274
Less amount due within one year                                  823        481
                                                             ------------------
Amount due after one year                                   $  8,985   $  5,793
                                                             ------------------
                                                             ------------------

Maturities of these obligations under capital leases, including interest, at rates averaging approximately 13%, and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                             OPERATING  CAPITAL
                                                             ------------------
   Year ending August 31:
     1997                                                   $  2,416   $  1,858
     1998                                                      2,344      1,836
     1999                                                      2,256      1,645
     2000                                                      2,195      1,439
     2001                                                      2,153      1,389
     Thereafter                                               13,111      8,534
                                                             ------------------
                                                              24,475     16,701
     Less amount representing interest                             -      6,893
                                                             ------------------
                                                             $24,475   $  9,808
                                                             ------------------
                                                             ------------------

Total minimum lease payments do not include contingent rentals. Contingent rentals on capital leases were $334, $291 and $284 for the years ended August 31, 1996, 1995 and 1994, respectively.

                                   Sonic Corp.

                        (in thousands, except share data)

6. LEASES (CONTINUED)

Rent expense on all operating leases was $2,443, $1,918 and $1,905 for the years ended August 31, 1996, 1995 and 1994, respectively.

7. PROPERTY, EQUIPMENT AND CAPITAL LEASES

Property, equipment and capital leases consist of the following at August 31, 1996 and 1995:

                                                               1996       1995
                                                            -------------------
Home office:
  Land and leasehold improvements                           $  1,041   $  1,180
  Furniture and equipment                                     13,165      9,077
Restaurants, including those leased to others:
  Land                                                        24,184     15,974
  Buildings, including property held for disposition          38,013     26,775
  Equipment                                                   31,702     24,057
                                                            -------------------
Property and equipment, at cost                              108,105     77,063
Less accumulated depreciation and allowance for impairment    15,497     11,782
                                                            -------------------
Property and equipment, net                                   92,608     65,281

Leased restaurant buildings and equipment under capital
  leases, including those held for sublease                   10,809      7,233
Less accumulated amortization and allowance for impairment     2,912      2,343
                                                            -------------------
Capital leases, net                                            7,897      4,890
                                                            -------------------
Property, equipment and capital leases, net                 $100,505    $70,171
                                                            -------------------
                                                            -------------------

Property and equipment include land and buildings with a carrying value of $533 at August 31, 1996 and $514 at August 31, 1995 which were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings was $249 at August 31, 1996 and $270 at August 31, 1995.

Property, equipment and capital leases also include assets held for disposal or sublease with an aggregate carrying value of $3,571, exclusive of certain carrying costs reflected in liabilities, at August 31, 1996 and $2,092 at August 31, 1995.

                                   Sonic Corp.

                        (in thousands, except share data)


8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 1996 and 1995:

                                                                1996       1995
                                                            -------------------
Wages and other employee benefits (NOTE 13)                   $1,422     $  938
Income taxes payable (NOTE 11)                                 2,635      2,103
Taxes, other than income taxes                                 2,717      1,274
Accrued litigation costs                                          51        159
Accrued carrying costs for restaurant closings and disposals     592        120
Other                                                            424        759
                                                            -------------------
                                                              $7,841     $5,353
                                                            -------------------
                                                            -------------------

9. LONG-TERM DEBT

Long-term debt consists of the following at August 31, 1996 and 1995:

                                                                1996       1995
                                                            -------------------
Borrowings under line of credit (A)                          $11,500    $23,000
Non-interest bearing obligation, due in 1997;
  net of discount based on imputed interest rate of 8.3%         422      1,340
Notes payable to banks, at various interest rates,
  due in varying annual installments through 1997                 80        328
8.5% notes payable, due in monthly installments until 2011       399        234
                                                            -------------------
                                                              12,401     24,902
Less long-term debt due within one year                          517        107
                                                            -------------------
Long-term debt due after one year                            $11,884    $24,795
                                                            -------------------
                                                            -------------------

                                   Sonic Corp.

                        (in thousands, except share data)

9. LONG-TERM DEBT (CONTINUED)

(A) In July 1995, the Company entered into an agreement with a group of banks which provided the Company with a $40,000 line of credit expiring in June 1998. The agreement allows for annual renewal options, subject to approval by the banks, which has not currently been exercised by the Company. In August 1996, the line of credit was increased to $60,000. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.75% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 1996, the Company's effective borrowing rate was 7.07%. Under its line of credit, the Company may borrow up to $60,000 in the form of direct borrowings and letters of credit with a $2,000 sub-limit for letters of credit. As of August 31, 1996 there were $100 in letters of credit outstanding under the line of credit. Borrowings under the line of credit are subject to various restrictive financial covenants.

Maturities of long-term debt, net of discount, for each of the five years after August 31, 1996 are $517 in 1997, $11,516 in 1998, $18 in 1999, $19 in 2000, $21
in 2001 and $310 thereafter.

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following at August 31, 1996 and 1995:

                                                                 1996      1995
                                                            -------------------
Deferred area development fees                                 $  608    $  369
Minority interest in consolidated restaurant partnerships       2,589     2,175
Accrued carrying costs for restaurant closings and disposals      870       250
Other                                                             139       127
                                                            -------------------
                                                               $4,206    $2,921
                                                            -------------------
                                                            -------------------

                                   Sonic Corp.

                        (in thousands, except share data)

11. INCOME TAXES

The provision for income taxes consists of the following:


                                                    YEAR ENDED AUGUST 31,
                                                  1996      1995         1994
                                                ------------------------------
Current:
  Federal                                        $8,371    $6,744       $5,394
  State                                             353       619          482
                                                ------------------------------
                                                  8,724     7,363        5,876

Deferred:
  Federal                                        (1,839)      357       (1,246)
  State                                             (66)       13          (45)
                                                ------------------------------
                                                 (1,905)      370       (1,291)
                                                ------------------------------
Provision for income taxes                       $6,819    $7,733       $4,585
                                                ------------------------------
                                                ------------------------------

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following:

                                                     YEAR ENDED AUGUST 31,
                                                   1996      1995         1994
                                                ------------------------------
Amount computed by applying a tax rate of 35%    $6,322    $7,076       $4,280
State income taxes (net of federal income
  tax benefit)                                      187       411          284
Permanent differences in expenses for financial
  and income tax reporting purposes                (283)      (56)          77
Effect of graduated tax rates                         -         -         (100)
Other, including effect of tax rate changes         593       302           44
                                                ------------------------------
Provision for income taxes                       $6,819    $7,733       $4,585
                                                ------------------------------
                                                ------------------------------

                                   Sonic Corp.

                        (in thousands, except share data)

11. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities consist of the following at August 31, 1996 and 1995:


                                                                       1996           1995
                                                                     ---------------------
Deferred tax assets:
 Asset valuation reserves                                            $1,407         $1,135
 Accrued carrying costs for restaurant closings and disposals           753            159
 Accrued litigation costs                                                18             56
 Investment in partnerships, including differences in
  capitalization and depreciation related to direct financing and sales-type leases and different year ends for financial
  and tax reporting purposes                                          1,095            204
 Allowance for doubtful accounts and notes receivable                    94             62
 Other                                                                   63             12
                                                                     ---------------------
                                                                      3,430          1,628
Valuation allowance                                                       -              -
                                                                     ---------------------
Deferred tax assets                                                   3,430          1,628

Less deferred tax liabilities:
 Accumulated amortization of license agreements, management
  contracts and other intangibles                                       409            422
 Net investment in direct financing and sales-type leases,
  including differences related to capitalization and amortization      639            640
 Other                                                                   88            177
                                                                     ---------------------
Deferred tax liabilities                                              1,136          1,239
                                                                     ---------------------
Net deferred tax assets                                              $2,294         $  389
                                                                     ---------------------
                                                                     ---------------------

12. STOCKHOLDERS' EQUITY

In July 1995, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 4,019,321 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $.01. A total of $40 was reclassified from paid-in capital to common stock. All references in the accompanying consolidated financial statements to average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been restated to reflect the split.

                                   Sonic Corp.

                        (in thousands, except share data)

12. STOCKHOLDERS' EQUITY (CONTINUED)

In October 1995, the Company completed a public offering of 1,668,826 shares of common stock at $21.25 per share. The offering included 428,026 shares of treasury stock which had a cost of $6,459. The proceeds of the offering, after deducting the underwriting discount and offering expenses, were $33,186. A portion of the proceeds ($23,000) was used to repay the borrowings under the Company's line of credit.

In January 1996, the stockholders approved an increase in common stock authorized from 20,000,000 to 40,000,000 shares.

STOCK PURCHASE PLAN

The Company has an employee stock purchase plan for all full-time regular employees of the Company. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase each calendar year under this plan is limited to 150,000 shares. The purchase price will be between 85% and 100% of the stock's fair market value. Such price will be determined by the Company's board of directors.

STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Incentive Plan") and a Directors' Stock Option Plan (the "Directors' Plan"). Under the Incentive Plan, the Company is authorized to grant options to purchase up to 1,340,000 (1,245,000 in 1995) shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. Under the Directors' Plan, the Company is authorized to grant options to purchase up to 225,000 shares of the Company's common stock to the Company's outside directors. The exercise price of the options to be granted is equal to the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Company's Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. During fiscal year 1994, the Company granted certain options under the Incentive Plan which become exercisable ratably over a five-year period. All options expire at the earlier of termination of employment or ten years after the date of grant.

                                   Sonic Corp.

                        (in thousands, except share data)


Activity in the Company's stock option plans for the years ended August 31, 1996 and 1995 is as follows:

                                                           1996         1995
                                                        -----------------------
     Outstanding options, beginning of year               940,438     1,148,934
     Granted                                              378,444       275,342
     Exercised                                           (154,392)     (190,321)
     Canceled or expired                                 (149,600)     (293,517)
                                                        -----------------------
     Outstanding options, end of year                   1,014,890       940,438
                                                        -----------------------
                                                        -----------------------
     At end of year:
          Average option price per share                   $16.70        $14.90
          Range of option prices                           $10.00        $10.00
                                                               to            to
                                                           $22.63        $20.75
          Options exercisable                             406,533       381,981
          Options available for future grants             143,326       277,170

STOCK INCENTIVE PLAN

In November 1995, the Company adopted the Sonic Corp. 1995 Stock Incentive Plan (the "Stock Incentive Plan") whereby the Company may issue up to 120,000 shares of common stock to certain key employees. Participants in the Stock Incentive Plan receive awards of shares of restricted common stock (the "Restricted Stock"), subject to not vesting if the Company does not meet certain annual performance criteria. If the Company meets the performance criteria, the portion of the award tied to the criteria will vest. Until the Restricted Stock vests, an escrow agent holds the Restricted Stock. If the Company does not meet the performance criteria, the portion of the award tied to that criteria will not vest and the related shares are available for future awards. Upon vesting, the participant will have the right to receive certificates representing the shares of vested Restricted Stock.

During fiscal year 1996, the Company awarded 87,000 shares of Restricted Stock which vest over a three-year period if specified performance goals are met. The Company did not meet the specified performance criteria in fiscal year 1996 which resulted in 20,000 shares not vesting. Shares applicable to awards which have not vested are not reflected as shares issued in the accompanying financial statements.

                                   Sonic Corp.

                        (in thousands, except share data)

13. EMPLOYEE BENEFIT PLANS

SAVINGS AND PROFIT SHARING PLAN

The Company has a Savings and Profit Sharing Plan (the "Plan"), as amended, for eligible employees. Employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, participating employees may authorize payroll deductions up to 11% of their earnings. The Company may elect to contribute a percentage of participants' contributions to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $114, $101 and $97 were made by the Company during the years ended August 31, 1996, 1995 and 1994, respectively. For the year ended August 31, 1996, a discretionary contribution of $35 was accrued ($50 for each of the two years ended August 31, 1995 and 1994).

NET REVENUE INCENTIVE PLAN

The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee's salary may be paid in the form of a bonus. The Company accrued incentive bonuses of $341, $367 and $60 during the years ended August 31, 1996, 1995 and 1994, respectively.

14. EMPLOYMENT AGREEMENTS

The Company has employment contracts with its President and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus (NOTE 13). These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $3,623 at August 31, 1996 due to loss of employment in the event of a change in control (as defined in the contracts).

                                   Sonic Corp.

                        (in thousands, except share data)

15. CONTINGENCIES

In October 1993, following a jury trial, the District Court of Jefferson County, Texas (the "District Court") entered a judgment against two subsidiaries of the Company in the amount of $935 of actual damages and prejudgment interest, and $1,000 of punitive damages in an action in which the plaintiffs claim the subsidiaries interfered with contractual relations of the plaintiffs and were guilty of deceptive trade practices. In March 1994, the District Court granted a motion for judgment notwithstanding the verdict filed by the two subsidiaries of the Company. The District Court's judgment eliminated the award of actual and punitive damages in favor of certain plaintiffs. The plaintiffs appealed the reversal of the previous judgments. In April 1996, the Texas Court of Appeals reversed the District Court's judgment notwithstanding the verdict and reinstated the jury's verdict in the amount of $782 of actual damages, $1,000 of punitive damages, and pre and post judgment interest. The Company has appealed the Court of Appeals reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury and the Court of Appeals had no merit and will defend its position vigorously. The Company presently cannot predict the ultimate outcome of this matter. A final resolution is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to several additional legal actions arising in the conduct of its business. Management of the Company believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

                                   Sonic Corp.

                        (in thousands, except share data)


16. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                       FIRST QUARTER      SECOND QUARTER     THIRD QUARTER    FOURTH QUARTER         FULL YEAR
                                       1996      1995      1996     1995     1996     1995     1996     1995      1996       1995
                                      ---------------------------------------------------------------------------------------------
Income statement data:
Sales by Company-owned restaurants    $25,444   $19,816   $23,274  $19,421  $33,642  $25,153  $38,340  $27,048  $120,700   $ 91,438
Franchised restaurants:
 Franchise fees                           262       334       553      269      287      228      351      578     1,453      1,409
 Franchise royalties                    5,810     4,926     4,894    4,305    5,717    5,284    6,894    5,877    23,315     20,392
 Equipment and sign sales (a)           2,254     2,130     1,489    1,763        -    2,705        -    2,478     3,743      9,076
Other                                     373       364       631      263      479      399      436      419     1,919      1,445
                                      ---------------------------------------------------------------------------------------------
Total revenues                         34,143    27,570    30,841   26,021   40,125   33,769   46,021   36,400   151,130    123,760

Company-owned restaurants:
 Food and packaging                     8,294     6,413     7,582    6,389   10,315    8,311   11,272    8,960    37,463     30,073
 Payroll and other employee benefits    7,628     5,969     7,061    5,827    8,941    7,547   10,925    7,922    34,555     27,265
 Other operating expenses               4,472     3,378     4,327    3,201    5,348    3,796    6,498    4,562    20,645     14,937
                                      ---------------------------------------------------------------------------------------------
                                       20,394    15,760    18,970   15,417   24,604   19,654   28,695   21,444    92,663     72,275

Equipment and sign cost of sales (a)    1,891     1,739     1,210    1,380        -    2,207        -    2,028     3,101      7,354
Selling, general and administrative     3,299     3,331     3,375    3,322    3,776    3,483    4,048    3,124    14,498     13,260
Depreciation and amortization           1,989     1,209     2,123    1,426    2,394    1,521    2,390    1,754     8,896      5,910
Minority interest in earnings of
  restaurant partnerships                 794       625       615      620    1,800      965    1,597    1,049     4,806      3,259
Provision for impairment of
  long-lived assets (b)                    22        19        27       15       16       18    8,562       19     8,627         71
                                      ---------------------------------------------------------------------------------------------
Income from operations                  5,754     4,887     4,521    3,841    7,535    5,921      729    6,982    18,539     21,631

Interest expense                          399       354       231      378      258      543      296      548     1,184      1,823
Interest income                          (208)     (105)     (257)    (117)    (137)     (94)    (106)     (93)     (708)      (409)
                                      ---------------------------------------------------------------------------------------------
Income before income taxes           $  5,563  $  4,638  $  4,547 $  3,580 $  7,414 $  5,472   $  539 $  6,527 $  18,063  $  20,217
                                      ---------------------------------------------------------------------------------------------
                                      ---------------------------------------------------------------------------------------------
Net income                           $  3,463  $  2,864  $  2,831 $  2,211 $  4,615 $  3,379   $  335 $  4,030 $  11,244  $  12,484
                                      ---------------------------------------------------------------------------------------------
                                      ---------------------------------------------------------------------------------------------
Net income per share (NOTE 12)           $.27      $.24      $.21     $.19     $.34     $.29     $.02     $.34      $.84      $1.05
                                      ---------------------------------------------------------------------------------------------
                                      ---------------------------------------------------------------------------------------------

(a) Restaurant equipment sales and cost of sales declined due to the sale of the Company's equipment division in February 1996.
(b) The Company adopted Statement of Financial Accounting Standards No. 121 during the fourth quarter of 1996 resulting in a $8,541 pre-tax impairment provision.

                                   Sonic Corp.

                        (in thousands, except share data)


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following discussion of fair values is not indicative of the overall fair value of the Company's consolidated balance sheet since the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair values of financial instruments:

     CASH AND CASH EQUIVALENTS--Carrying value approximates fair value.

     NOTES RECEIVABLE--For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities.

     As of August 31, 1996 and 1995, carrying values approximate their estimated fair values.

     BORROWED FUNDS--Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

     As of August 31, 1996 and 1995, carrying values approximate their estimated fair values.


                                   Sonic Corp.

                      Schedule II - Valuation and Qualifying Accounts

                                                    ADDITIONS       AMOUNTS
                                    BALANCE AT      CHARGED TO     WRITTEN OFF                     BALANCE
                                     BEGINNING      COSTS AND      AGAINST THE                     AT END
DESCRIPTION                           OF YEAR        EXPENSES       ALLOWANCE     RECOVERIES       OF YEAR
----------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS AND NOTES
  RECEIVABLE
    Year ended:
       August 31, 1996                   $177         $  124          $  93           $ 55         $  263
       August 31, 1995                   $299         $   99          $ 226           $  5         $  177
       August 31, 1994                   $257         $   95          $  53           $  -         $  299

ACCRUED CARRYING COSTS
  FOR RESTAURANT CLOSINGS
  AND DISPOSALS
    Year ended:
       August 31, 1996                   $370         $1,354           $262           $  -         $1,462
       August 31, 1995                   $596         $   60           $286           $  -         $  370
       August 31, 1994                   $241         $  648           $293           $  -         $  596

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 25th day of November, 1996.

                   Sonic Corp.

                   By: /s/ J. Clifford Hudson
                      ---------------------------------------------------------
                      J. Clifford Hudson, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


         Signature                                 Title                               Date
         ----------                                -----                               -----
/s/ J. Clifford Hudson                    President, Chief Executive            November 25, 1996
----------------------------------          Officer, and Director
J. Clifford Hudson, Principal
 Executive Officer

/s/ Lewis B. Kilbourne                    Senior Vice President and Chief       November 25, 1996
----------------------------------        Financial Officer
Lewis B. Kilbourne, Principal
 Financial Officer

/s/ Stephen C. Vaughan                    Controller                            November 25, 1996
----------------------------------
Stephen C. Vaughan, Principal
  Accounting Officer

/s/ E. Dean Werries                       Chairman of the Board                 November 14, 1996
----------------------------------         and Director
E. Dean Werries

/s/ Dennis H. Clark                       Director                              November 13, 1996
----------------------------------
Dennis H. Clark

/s/ Leonard Lieberman                     Director                              November 14, 1996
----------------------------------
Leonard Lieberman

/s/ H. E. Rainbolt                        Director                              November 14, 1996
----------------------------------
H. E. Rainbolt

/s/ Frank E. Richardson III               Director                              November 14, 1996
----------------------------------
Frank E. Richardson III

/s/ Robert M. Rosenberg                   Director                              November 9, 1996
----------------------------------
Robert M. Rosenberg

                                  EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION
------------------------------
     10.15.    Sonic Corp. 1995 Stock Incentive Plan
     10.16. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company
     10.18. First Amendment to Loan Agreement with Texas Commerce Bank National Association
     10.19. Second Amendment to Loan Agreement with Texas Commerce Bank National Association
     21.01.    Subsidiaries of the Company
     23.01.    Consent of Independent Auditors
     24.01.    Power of Attorney
     27.01.    Financial Data Schedules