Form 10-K405/A
period 1996-08-31
SONIC CORP
filed 1996-12-23
CIK 868611

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

     /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                      OR


     / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year Ended                         Commission File Number
       AUGUST 31, 1996                                        0-18859


                                   SONIC CORP.
            (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                           73-1371046
(State of Incorporation)                                 (I.R.S. Employer
                                                          Identification No.)


                                 101 PARK AVENUE
                            OKLAHOMA CITY, OKLAHOMA                73102
                   (Address of Principal Executive Offices)      (Zip Code)


      Registrant's Telephone Number, Including Area Code: (405) 280-7654

     Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                        None

    Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                           Common Stock Par Value $.01


     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES  X    No    .
                       ---      ---

     Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K.  YES  X    No    .
                                 ---      ---

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


                           (Facing Sheet Continued)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this report incorporates by reference certain portions of the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1996.

     THE COMPANY HEREBY AMENDS ITEM 14 OF ITS FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 1996, TO READ (IN ITS ENTIRETY) AS FOLLOWS:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

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

EXHIBITS

     The Company has filed the exhibits listed below with this report. The Company has marked all employment contracts and compensatory plans or arrangements with an asterisk (*). Exhibits marked with a plus sign (+) represent exhibits previously filed with the Form 10-K being amended by this Form 10-K/A.

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


    10.11. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.12. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.13. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.14. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*

    10.15.  Sonic Corp. 1995 Stock Incentive Plan.*+

    10.16. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company.*+

    10.17. Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from
Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

    10.18. First Amendment to Loan Agreement with Texas Commerce Bank National Association.+

    10.19. Second Amendment to Loan Agreement with Texas Commerce Bank National Association.+


    21.01.  Subsidiaries of the Company.+

    23.01.  Consent of Independent Auditors.

    24.01.  Power of Attorney.+

    27.01.  Financial Data Schedules.+

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
                                                              --------------------------------------
                                                              --------------------------------------


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                 Consolidated Statements of Stockholders' Equity



                                                      NUMBER          COMMON       PAID-IN       RETAINED      TREASURY
                                                    OF SHARES         STOCK        CAPITAL       EARNINGS       STOCK
                                                   --------------------------------------------------------------------
                                                                               (IN THOUSANDS)
Balance at August 31, 1993                             7,913          $  79        $27,948        $19,213       $  (492)

Exercise of common stock options                          13              -            204              -             -
Purchase of treasury stock                                 -              -              -              -          (218)
Net income                                                 -              -              -          7,643             -
                                                   --------------------------------------------------------------------
Balance at August 31, 1994                             7,926             79         28,152         26,856          (710)

Exercise of common stock options                         134              1          2,244              -             -
Purchase of treasury stock                                 -              -              -              -        (5,749)
Three-for-two stock split, including
  $1,200 paid in cash for fractional
  shares (NOTE 12)                                     4,020             41           (41)              -             -
Net income                                                 -              -              -         12,484             -
                                                   --------------------------------------------------------------------
Balance at August 31, 1995                            12,080            121         30,355         39,340        (6,459)

Exercise of common stock options                         154              2          2,037              -             -
Purchase of treasury stock                                 -              -              -              -          (143)
Sale of common stock (NOTE 12)                         1,241             12         26,715              -         6,459
Net income                                                 -              -              -         11,244             -
                                                   --------------------------------------------------------------------
Balance at August 31, 1996                            13,475           $135        $59,107        $50,584       $  (143)
                                                   --------------------------------------------------------------------
                                                   --------------------------------------------------------------------

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

2. IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter of fiscal year 1996. Based on an evaluation of all restaurants which had incurred operating losses through May 31, 1996, the Company determined that certain restaurants and other assets with carrying amounts of $12,553 were impaired and wrote them down to their fair values. The initial charge upon adoption of SFAS 121 was $8,541 ($5,316 after-tax or $.39 per share) and included $5,720 ($3,560 after-tax or $.26 per share) related to restaurants and other assets held for disposal and $2,821 ($1,756 after-tax or $.13 per share) related to restaurants to be held and used. The difference in the Company's previous policy and fair value under SFAS 121 for assets held for disposal at the beginning of the fourth quarter of fiscal year 1996 was not material. The Company plans to dispose of the related assets during fiscal years 1997 and 1998 and has estimated the sales value, net of related costs to sell, at $2,651. The charge primarily relates to

                                   Sonic Corp.

                        (in thousands, except share data)


2. IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this amendment on its behalf on this 20th day of December, 1996.

                                             Sonic Corp.

                                             By: /s/ J. Clifford Hudson
                                                -------------------------------
                                                 J. Clifford Hudson, President
                                                  and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this amendment on behalf of the Company, in the capacities and on the dates indicated.


        Signature                           Title                    Date
        ---------                           -----                    ----


/s/ J. Clifford Hudson           President, Chief Executive    December 20, 1996
-----------------------------     Officer, and Director
J. Clifford Hudson, Principal
 Executive Officer


/s/ Lewis B. Kilbourne           Senior Vice President and     December 20, 1996
-----------------------------     Chief Financial Officer
Lewis B. Kilbourne, Principal
 Financial Officer


/s/ Stephen C. Vaughan           Controller                    December 20, 1996
-----------------------------
Stephen C. Vaughan, Principal
 Accounting Officer


***                              Chairman of the Board         December 20, 1996
-----------------------------     and Director
E. Dean Werries


***                              Director                      December 20, 1996
-----------------------------
Dennis H. Clark


***                              Director                      December 20, 1996
-----------------------------
Leonard Lieberman


***                              Director                      December 20, 1996
-----------------------------
H.E. Rainbolt


***                              Director                      December 20, 1996
-----------------------------
Frank E. Richardson III


***                              Director                      December 20, 1996
-----------------------------
Robert M. Rosenberg


***     By: /s/ Ronald L. Matlock
            -----------------------------------
            Ronald L. Matlock, Attorney-in-Fact