Form 10-Q
period 1996-11-30
SONIC CORP
filed 1997-01-14
CIK 868611

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended                          Commission File Number
        November 30, 1996                                        0-18859
  ------------------------------                          ----------------------

                                     SONIC CORP.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


         Delaware                                               73-1371046
 ------------------------                                   -------------------
 (State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                                  101 Park Avenue
                              Oklahoma City, Oklahoma              73102
                      ----------------------------------------    --------
                      (Address of Principal Executive Offices)    Zip Code



      Registrant's telephone number, including area code:  (405) 280-7654
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
                   ---      ---

     As of November 30, 1996, the Registrant had 13,559,379 shares of common stock issued and outstanding (excluding 7,580 shares of common stock held as treasury stock).

                                  SONIC CORP.
                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at November 30, 1996
           and August 31, 1996                                              3

          Consolidated Statements of Income for the three months ended
           November 30, 1996 and  1995                                      4

          Condensed Consolidated Statements of Cash Flows for the three
           months ended November 30, 1996 and 1995                          5

          Notes to Condensed Consolidated Financial Statements              6

          Independent Accountants' Review Report                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            8


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

                                   SONIC CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             (Unaudited)
ASSETS                                                       NOVEMBER 30,    AUGUST 31,
                                                                 1996           1996
                                                             ------------    ----------
Current assets:
     Cash and cash equivalents                               $   8,778      $   7,706
     Accounts and notes receivable, net                          4,764          5,229
     Other current assets                                        3,670          3,242
                                                             ---------      ----------
               Total current assets                             17,212         16,177

Property, equipment and capital leases                         127,517        118,914
Less accumulated depreciation, amortization
          and allowance for impairment                         (20,443)       (18,409)
                                                             ---------      ----------
     Property, equipment and capital leases, net               107,074        100,505

Trademarks, tradenames and other goodwill                       20,620         20,945
Other intangibles and other assets                              14,680         14,313
Less accumulated amortization                                   (4,745)        (4,496)
                                                             ---------      ----------
     Intangibles and other assets, net                          30,555         30,762
                                                             ---------      ----------
               Total assets                                  $ 154,841      $ 147,444
                                                             ---------      ----------
                                                             ---------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    4,640      $   2,904
     Deposits from franchisees                                     717            601
     Accrued liabilities                                         8,084          7,841
     Obligations under capital leases and long-term
          debt due within one year                               1,269          1,340
                                                             ---------      ----------
               Total current liabilities                        14,710         12,686

Obligations under capital leases due after one year              8,266          8,985
Long-term debt due after one year                               13,880         11,884
Other noncurrent liabilities                                     3,547          4,206

Contingencies (Note 2)

Stockholders' equity:
     Preferred stock, par value $.01; 1,000,000 shares
          authorized; none outstanding                             -               -
     Common stock, par value $.01; 40,000,000 shares
          authorized; 13,499,959 shares issued
           (13,475,078 shares issued at August 31, 1996)           135            135
     Paid-in capital                                            59,453         59,107
     Retained earnings                                          54,993         50,584
                                                             ---------      ----------
                                                               114,581        109,826
     Treasury stock, at cost; 7,580 common shares
           (7,580 common shares at August 31, 1996)               (143)          (143)
                                                             ---------      ----------
               Total stockholders' equity                      114,438        109,683
                                                             ---------      ----------
               Total liabilities and stockholders' equity    $ 154,841      $ 147,444
                                                             ---------      ----------
                                                             ---------      ----------

                                See accompanying notes.

                                  SONIC CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)

                                                           (Unaudited)
                                                       THREE MONTHS ENDED
                                                  NOVEMBER 30,    November 30,
                                                      1996            1995
                                                  -----------     -----------
Revenues:
  Sales by Company-owned restaurants                $33,586         $25,444
  Franchised restaurants:
    Franchise fees                                      270             262
    Franchise royalties                               6,557           5,810
    Equipment sales                                       -           2,254
  Other                                                 560             373
                                                    -------         -------
                                                     40,973          34,143

Cost and expenses:
  Company-owned restaurants:
    Food and packaging                                9,768           8,294
    Payroll and other employee benefits               9,804           7,628
    Other operating expenses                          6,103           4,472
                                                    -------         -------
                                                     25,675          20,394

  Equipment cost of sales                                 -           1,891
  Selling, general and administrative                 3,886           3,299
  Depreciation and amortization                       2,815           1,989
  Minority interest in earnings of
    restaurant partnerships                           1,357             794
  Provision for impairment of long-lived assets          23              22
                                                    -------         -------
                                                     33,756          28,389
                                                    -------         -------
Income from operations                                7,217           5,754

Interest expense                                        337             399
Interest income                                        (146)           (208)
                                                    -------         -------
Net interest expense                                    191             191
                                                    -------         -------
Income before income taxes                            7,026           5,563
Provision for income taxes                            2,617           2,100
                                                    -------         -------
Net income                                          $ 4,409         $ 3,463
                                                    -------         -------
                                                    -------         -------

Net income per share                                $  0.32         $  0.27
                                                    -------         -------
                                                    -------         -------

Weighted average shares outstanding                  13,766          12,892
                                                    -------         -------
                                                    -------         -------

                            See accompanying notes.

                                  SONIC CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                     NOVEMBER 30,  NOVEMBER 30,
                                                         1996          1995
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 4,409      $  3,463

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        2,815         1,989
    Other                                                 (317)         (359)
    Decrease (increase) in operating assets                 44          (217)
    Increase in operating liabilities                    1,907         3,303
                                                       -------      --------
      Total adjustments                                  4,449         4,716
                                                       -------      --------
      Net cash provided by operating activities          8,858         8,179


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (9,781)       (5,735)
  Other                                                    (99)          244
                                                       -------      --------
      Net cash used in investing activities             (9,880)       (5,491)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                         -        33,288
  Payments on long-term borrowings                      (6,069)      (23,000)
  Proceeds from long-term borrowings                     8,000             -
  Other                                                    163           (30)
                                                       -------      --------
      Net cash provided by financing activities          2,094        10,258


Net increase in cash and cash equivalents                1,072        12,946
Cash and cash equivalents at beginning of period         7,706         3,777
                                                       -------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 8,778      $ 16,723
                                                       -------      --------
                                                       -------      --------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Notes receivable from sale of property, equipment
    and intangibles                                    $   696      $      -

                            See accompanying notes.

                                 SONIC CORP.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995


NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, as amended, for the fiscal year ended August 31, 1996. The results of operations for the three months ended November 30, 1996, are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

NOTE 2

On April 18, 1996, the Texas Court of Appeals reversed the district court's judgment notwithstanding the verdict and reinstated the jury's verdict in the amount of $781,600 of actual damages, $1,000,000 of punitive damages, and pre-and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with contractual relations of the plaintiffs. The Company has appealed the court of appeals' reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury and the court of appeals have no merit and will defend its position vigorously during the appellate process. A final resolution is not expected to have a material adverse effect on the Company's financial position or future results of operations.

The Company is a party to several additional legal actions arising in the conduct of its business. Management of the Company believes that the ultimate resolution of those actions will not have a material adverse effect on the Company's financial position or results of operations.

                     Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of November 30, 1996, and the related consolidated statements of income for the three-month periods ended November 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the three-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
January 3, 1997

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

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

              PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

                                                    THREE MONTHS ENDED
                                                        NOVEMBER 30,
                                                 -------------------------
                                                     1996         1995
                                                 -------------------------
INCOME STATEMENT DATA:
Revenues:
   Sales by Company-owned restaurants                 82.0%        74.5%
   Franchised restaurants:
      Franchise fees and royalties                    16.7         17.8
      Equipment sales                                    -          6.6
   Other                                               1.3          1.1
                                                 -------------------------
                                                     100.0%       100.0%
                                                 -------------------------
                                                 -------------------------
Costs and expenses:
   Company-owned restaurants (1)
      Food and packaging                              29.1%        32.6%
      Payroll and other employee benefits             29.2         30.0
      Other operating expenses                        18.1         17.6
                                                 ------------------------
                                                      76.4%        80.2%

   Equipment sales (2)                                   -         83.9
   Selling, general and administrative                 9.5          9.7
   Depreciation and amortization                       6.9          5.8
   Minority interest in earnings of
    restaurant partnerships (1)                        4.0          3.1
   Other                                               0.1          0.1
Income from operations                                17.6         16.9
Net interest expense                                   0.5          0.6
Net income                                            10.8%        10.1%

RESTAURANT OPERATING DATA ($ IN THOUSANDS):
Company-owned restaurants (3)                          230          186
Franchised restaurants (3)                           1,357        1,305
                                                 ------------------------
Total                                                1,587        1,491

System-wide sales                                 $256,822     $228,884
   Percentage increase (4)                            12.2%        14.2%

Average sales per restaurant:
   Company-owned                                      $149         $140
   Franchise                                           165          156
   System-wide                                         162          154

Change in comparable restaurant sales (5):
   Company-owned                                       1.4%         3.3%
   Franchise                                           5.1          5.9
   System-wide                                         4.4          5.6

-----------------------------------------------------------
(1)  As a percentage of sales by Company-owned restaurants.
(2)  As a percentage of equipment sales.
(3)  Number of restaurants open at end of period.
(4) Represents percentage increase from the comparable period in the prior year.
(5) Represents percentage increase for restaurants open in both the reported and prior years.

COMPARISON OF THE FIRST FISCAL QUARTER OF 1997 TO THE FIRST FISCAL QUARTER
 OF 1996.

Total revenues increased 20.0% to $41.0 million in the first fiscal quarter of 1997 from $34.1 million in the first fiscal quarter of 1996. Sales by Company-owned restaurants increased 32.0% to $33.6 million in the first fiscal quarter of 1997 from $25.4 million in the first fiscal quarter of 1996. Of the $8.2 million increase, $7.9 million was due to the net addition of 52 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 1.4% by stores open the full reporting periods of fiscal 1997 and 1996 accounted for $0.3 million of the increase. Franchise fee revenues were unchanged in the first fiscal quarter of 1997 as compared to the first fiscal quarter of 1996. Franchise royalties increased 12.9% to $6.6 million in the first fiscal quarter of 1997, compared to $5.8 million in the first fiscal quarter of 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $0.4 million and resulted from the franchise same-store sales growth of 5.1% over the first fiscal quarter of 1996. Additional franchised restaurants in operation resulted in an increase in royalties of $0.2 million.
Approximately $0.1 million of the increase resulted from the progressive nature of the company's franchise agreements that require a higher royalty percentage as average monthly sales volumes increase. The decrease in equipment sales was due to the sale of the Company's restaurant equipment division in the second fiscal quarter of 1996.

Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 76.4% in the first fiscal quarter of 1997, compared to 80.2% in the first fiscal quarter of 1996. Management believes the improvement in restaurant operating margins resulted from (1) reductions in food costs due to declining beef prices, consolidation of purchasing distribution functions, and renegotiating of pricing terms; (2) improved operational cost controls through the implementation of a standard ideal food cost program; (3) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the second fiscal quarter of 1996; and (4) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 10%. The improvements mentioned above were partially offset by the minimum wage increase which was effective on October 1, 1996 and increased marketing expenditures, which reflect the Company's commitment to increased media penetration through its system of advertising cooperatives. Restaurant management bonuses also increased, as a percentage of sales, due largely to the improved operating margins. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 4.0% in the first fiscal quarter of 1997, compared to 3.1% in the first fiscal quarter of 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.5% in the first fiscal quarter of 1997, compared with 9.7% in the first fiscal quarter of 1996. Management expects this decrease to continue in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $0.8 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1997.

Income from operations increased 25.4% to $7.2 million from $5.8 million in the first fiscal quarter of 1996. Net interest expense in the first fiscal quarter of 1997 was consistent with the comparable quarter of fiscal 1996.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the first fiscal quarter of 1997 increased 27.3% to $4.4 million, compared to $3.5 million in the comparable period of fiscal 1996. Earnings per share increased to $.32 per share in the first fiscal quarter of 1997, compared to $.27 per share in the first fiscal quarter of 1996, for an increase of 18.5%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first fiscal quarter of 1997, the Company opened nine newly-constructed restaurants, sold four restaurants to a franchisee, and closed six restaurants. The Company funded the total capital additions for the first fiscal quarter of 1997 of $9.8 million (which included the cost of newly-opened restaurants, restaurants under construction, new furniture and equipment for existing restaurants, and general corporate use) internally by cash from operating activities and through borrowing under the Company's line of credit. During the first fiscal quarter of 1997, the Company purchased the real estate on all nine newly-constructed restaurants. The Company expects to own the land and building for approximately two-thirds of its future newly-constructed restaurants.

The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in June of 1998. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, and other general corporate purposes. As of November 30, 1996, the Company's outstanding borrowings under the line of credit were $13.5 million, as well as $0.1 million in outstanding letters of credit. The available line of credit as of November 30, 1996, was $46.4 million. As of November 30, 1996, the Company's total cash balance of $8.8 million reflected the impact of the cash generated from operating activities, line of credit activity, and capital expenditures mentioned above.

The Company plans capital expenditures of approximately $50 million in fiscal 1997, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including further development and installation of a point-of-sale system. The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

IMPACT OF INFLATION

Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During the first fiscal quarter of 1997, however, the Company increased prices for its Company-owned restaurants primarily because of higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

                                  PART II

ITEM 1.   LEGAL PROCEEDINGS

     During the fiscal quarter ended November 30, 1996, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries, or their properties during the last fiscal quarter.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.  The Company has filed the following exhibits with this report:

          15.01.  Letter re:  Unaudited Interim Financial Information.
          27.01.  Financial Data Schedules

     FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended November 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                 SONIC CORP.

                                  By: \s\ Lewis B. Kilbourne
                                     -----------------------------------------
                                     Lewis B. Kilbourne, Senior Vice President
                                     and Principal Financial Officer

Date:  January 14, 1997