Form 10-Q
period 1997-02-28
SONIC CORP
filed 1997-04-14
CIK 868611

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                      OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended                      Commission File Number
     February 28, 1997                                       0-18859
------------------------------                      ----------------------


                                  SONIC CORP.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                            73-1371046
 ------------------------                                -------------------
 (State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)



                                101 Park Avenue
                            Oklahoma City, Oklahoma               73102
                    ----------------------------------------     --------
                    (Address of Principal Executive Offices)     Zip Code



     Registrant's telephone number, including area code:   (405) 280-7654
                                                        --------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the past 90 days.
Yes  X    No     .
    ---      ----

     As of February 28, 1997, the Registrant had 13,502,268 shares of common stock issued and outstanding (excluding 7,580 shares of common stock held as treasury stock).

                                  SONIC CORP.
                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at February 28,
          1997 and August 31, 1996                                         3

         Consolidated Statements of Income for the three months and
          six months ended February 28, 1997 and  February 29, 1996        4

         Condensed Consolidated Statements of Cash Flows for the six
          months ended February 28, 1997 and February 29, 1996             5

         Notes to Condensed Consolidated Financial Statements              6

         Independent Accountants' Review Report                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               16

Item 2.   Changes in Securities                                           16

Item 3.   Defaults Upon Senior Securities                                 16

Item 4.   Submission of Matters to a Vote of Security Holders             16

Item 5.   Other Information                                               17

Item 6.   Exhibits and Reports on Form 8-K                                17

                                 SONIC CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                      (Unaudited)
ASSETS                                               FEBRUARY 28,    AUGUST 31,
                                                         1997           1996
                                                     ------------    ----------
Current assets:
 Cash and cash equivalents                             $ 11,951      $  7,706
 Accounts and notes receivable, net                       5,106         5,229
 Other current assets                                     3,079         3,242
                                                       --------      --------
   Total current assets                                  20,136        16,177

Property, equipment and capital leases                  137,280       118,914
Less accumulated depreciation and amortization          (22,156)      (18,409)
                                                       --------      --------
 Property, equipment and capital leases, net            115,124       100,505

Trademarks, tradenames and other goodwill                20,619        20,945
Other intangibles and other assets                       16,052        14,313
Less accumulated amortization                            (5,053)       (4,496)
                                                       --------      --------
 Intangibles and other assets, net                       31,618        30,762
                                                       --------      --------
   Total assets                                        $166,878      $147,444
                                                       --------      --------
                                                       --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $  3,695      $  2,904
 Deposits from franchisees                                  866           601
 Accrued liabilities                                      5,367         7,841
 Obligations under capital leases and long-term
  debt due within one year                                1,263         1,340
                                                       --------      --------
   Total current liabilities                             11,191        12,686

Obligations under capital leases due after one year       8,291         8,985
Long-term debt due after one year                        26,376        11,884
Other noncurrent liabilities                              3,276         4,206

Contingencies (Notes 3 and 4)

Stockholders' equity:
 Preferred stock, par value $.01; 1,000,000 shares
  authorized; none outstanding                                -             -
 Common stock, par value $.01; 40,000,000 shares
  authorized; 13,509,848 shares issued
   (13,475,078 shares issued at August 31, 1996)            135           135
 Paid-in capital                                         59,601        59,107
 Retained earnings                                       58,151        50,584
                                                       --------      --------
                                                        117,887       109,826
 Treasury stock, at cost; 7,580 common shares              (143)         (143)
                                                       --------      --------
   Total stockholders' equity                           117,744       109,683
                                                       --------      --------
   Total liabilities and stockholders' equity          $166,878      $147,444
                                                       --------      --------
                                                       --------      --------


                            See accompanying notes.

                                 SONIC CORP.

                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)

                                                              (Unaudited)                  (Unaudited)
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       FEBRUARY 28,   February 29,   FEBRUARY 28,   February 29,
                                                           1997          1996           1997           1996
                                                       ------------   ------------   ------------   ------------
Revenues:
 Sales by Company-owned restaurants                       $30,664        $23,274        $64,250       $48,718
 Franchised restaurants:
   Franchise fees                                             541            553            811           815
   Franchise royalties                                      5,404          4,894         11,961        10,704
   Equipment sales                                              -          1,489              -         3,743
 Other (Note 2)                                             1,524            631          2,084         1,004
                                                          -------        -------        -------       -------
                                                           38,133         30,841         79,106        64,984

Cost and expenses:
 Company-owned restaurants:
   Food and packaging                                       8,796          7,582         18,564        15,876
   Payroll and other employee benefits                      9,039          7,061         18,843        14,689
   Other operating expenses                                 5,625          4,327         11,728         8,799
                                                          -------        -------        -------       -------
                                                           23,460         18,970         49,135        39,364

 Equipment cost of sales                                        -          1,210              -         3,101
 Selling, general and administrative (Note 4)               5,264          3,375          9,150         6,674
 Depreciation and amortization                              2,955          2,123          5,770         4,112
 Minority interest in earnings of
  restaurant partnerships                                   1,084            615          2,441         1,409
 Provision for impairment of long-lived assets                 15             27             38            49
                                                          -------        -------        -------       -------
                                                           32,778         26,320         66,534        54,709
                                                          -------        -------        -------       -------
Income from operations                                      5,355          4,521         12,572        10,275

Interest expense                                              471            231            808           630
Interest income                                              (149)          (257)          (295)         (465)
                                                          -------        -------        -------       -------
Net interest expense (income)                                 322           (26)            513           165
                                                          -------        -------        -------       -------
Income before income taxes                                  5,033          4,547         12,059        10,110
Provision for income taxes                                  1,875          1,716          4,492         3,816
                                                          -------        -------        -------       -------
Net income                                                $ 3,158        $ 2,831        $ 7,567       $ 6,294
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------

Net income per share                                      $  0.23        $  0.21        $  0.55       $  0.48
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------

Weighted average shares outstanding                        13,721         13,561         13,743        13,227
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------

                            See accompanying notes.

                                  SONIC CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                            (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                     FEBRUARY 28,  FEBRUARY 29,
                                                        1997           1996
                                                     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   7,567      $  6,293

 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           5,770         4,112
  Other                                                  (1,778)         (303)
  Increase in operating assets                              (73)         (157)
  Decrease in operating liabilities                      (1,809)         (677)
                                                      ---------     ---------
    Total adjustments                                     2,110         2,975
                                                      ---------     ---------
    Net cash provided by operating activities             9,677         9,268

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                    (21,982)      (13,191)
 Other                                                    1,782         1,052
                                                      ---------     ---------
    Net cash used in investing activities               (20,200)      (12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                           -        33,187
 Net change in revolving debt facilities                 14,430       (23,000)
 Other                                                      338           423
                                                      ---------     ---------
    Net cash provided by financing activities            14,768        10,610

Net increase in cash and cash equivalents                 4,245         7,739
Cash and cash equivalents at beginning of period          7,706         3,777
                                                      ---------     ---------
Cash and cash equivalents at end of period            $  11,951     $  11,516
                                                      ---------     ---------
                                                      ---------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Notes receivable from sale of property, equipment
 and intangibles                                      $     796     $     139


                            See accompanying notes.

                                  SONIC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, as amended, for the fiscal year ended August 31, 1996.
The results of operations for the six months ended February 28, 1997, are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

NOTE 2

On February 27, 1997, the Company sold its minority investment in 10 restaurants for a pre-tax gain of approximately $1.1 million ($0.7 million net of tax). The gain on this sale is included in other revenues for the current reporting period. The loss of revenues from the investments that were sold is not expected to have a significant impact on the Company's consolidated revenues and earnings in future periods.

NOTE 3

On April 18, 1996, the Texas Court of Appeals reversed the district court's judgment notwithstanding the verdict and reinstated the jury's verdict of approximately $0.8 million of actual damages, $1 million of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with contractual relations of the plaintiffs. The Company has appealed the court of appeals' reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury and the court of appeals have no merit and will defend its position vigorously during the appellate process.

NOTE 4

The Company is a party to lawsuits and claims arising in the ordinary course of business. The Company has determined that developments during the second quarter indicate a $1.1 million provision for existing contingent liabilities is appropriate. The provision is included in selling, general and administrative expenses for the current reporting period. Under the most adverse circumstances, however, the aggregate potential liabilities could be significantly higher. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

NOTE 5

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which is required to be adopted by the Company in the reporting period ended February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined the impact of SFAS 128 on the calculation of earnings per share for the second fiscal quarter and six months ended February 28, 1997 and February 29, 1996 would not be material.

                    Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of February 28, 1997, and the related consolidated statements of income for the six-month periods ended February 28, 1997 and February 29, 1996, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
April 10, 1997

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other similar matters. The Private Securities Litigation Reform Act of 1996 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

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


PERCENTAGE RESULTS OF OPERATIONS

                                                                 Three months ended           Six months ended
                                                            February 28,   February 29,  February 28,    February 29,
                                                                1997           1996         1997            1996
                                                            ------------   ------------  ------------    ------------
INCOME STATEMENT DATA:
Revenues:
 Sales by Company-owned restaurants                            80.4 %         75.5 %         81.2 %         75.0 %
 Franchised restaurants:
  Franchise fees and royalties                                 15.6           17.7           16.2           17.7
  Equipment sales                                               -              4.8            -              5.8
 Other                                                          4.0            2.0            2.6            1.5
                                                              -------        -------        -------        -------
                                                              100.0 %        100.0 %        100.0 %        100.0 %
                                                              -------        -------        -------        -------

Cost and expenses:
 Company-owned restaurants (1)
  Food and packaging                                           28.7 %         32.6 %         28.9 %         32.6 %
  Payroll and other employee benefits                          29.5           30.3           29.3           30.2
  Other operating expenses                                     18.3           18.6           18.3           18.0
                                                              -------        -------        -------        -------
                                                               76.5 %         81.5 %         76.5 %         80.8 %

 Equipment sales (2)                                            -             81.3            -             82.9
 Selling, general and administrative                           13.8           10.9           11.6           10.3
 Depreciation and amortization                                  7.7            6.9            7.3            6.3
 Minority interest in earnings of restaurant partnerships (1)   3.5            2.6            3.8            2.9
 Other                                                          -              0.1            -              0.1
Income from operations                                         14.0           14.7           15.9           15.8
Net interest expense                                            0.8           (0.1)           0.6            0.3
Net income                                                      8.3 %          9.2 %          9.6 %          9.7 %

--------------------
(1)  As a percentage of Sales by Company-owned restaurants.
(2)  As a percentage of equipment sales.

                      RESTAURANT OPERATING DATA ($ in thousands)

                                                            Three months ended            Six months ended
                                                       February 28,   February 29,   February 28,   February 29,
                                                           1997           1996           1997           1996
                                                       ------------   ------------   ------------   ------------
RESTAURANT COUNT (1):
 Company owned restaurants:
  Core markets                                                155            132            155            132
  Developing markets                                           79             59             79             59
                                                        ---------      ---------      ---------      ---------
  All markets                                                 234            191            234            191
 Franchised restaurants                                     1,366          1,319          1,366          1,319
                                                        ---------      ---------      ---------      ---------
 System-wide restaurants                                    1,600          1,510          1,600          1,510
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
SALES DATA:
System-wide sales                                       $ 236,058      $ 205,565      $ 492,880      $ 434,449
 Percentage increase (2)                                     14.8 %          6.7 %         13.4 %         10.6 %

Average sales per restaurant:
 Company-owned                                          $     133      $     125      $     280      $    265
 Franchise                                                    153            138            318           294
 System-wide                                                  150            137            312           291

Change in comparable restaurant sales (3):
 Company owned restaurants:
  Core markets                                                6.7 %          1.4 %          5.7 %         3.4 %
  Developing markets                                         (6.2)          (5.6)          (7.9)         (9.2)
                                                        ---------      ---------      ---------      ---------
  All markets                                                 3.8 %          0.5 %          2.5 %         2.0 %
 Franchise                                                   10.2            0.5            7.5           3.2
 System-wide                                                  9.2            0.5            6.7           2.9

--------------------
(1)  Number of restaurants open at end of period
(2) Represents percentage increase from the comparable period in the prior year.
(3) Represents percentage increase (decrease) for restaurants open both in the reported and prior years.

COMPARISON OF THE SECOND FISCAL QUARTER OF 1997 TO THE SECOND FISCAL QUARTER OF 1996.

Total revenues increased 23.6% to $38.1 million in the second fiscal quarter of 1997 from $30.8 million in the second fiscal quarter of 1996. Sales by Company-owned restaurants increased 31.8% to $30.7 million in the second fiscal quarter of 1997 from $23.3 million in the second fiscal quarter of 1996. Of the $7.4 million increase, $6.6 million was due to the net addition of 56 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 3.8% by stores open the full reporting periods of fiscal 1997 and 1996 accounted for $0.8 million of the increase. Franchise fee revenues were unchanged in the second fiscal quarter of 1997 as compared to the second fiscal quarter of 1996. Franchise royalties increased 10.4% to $5.4 million in the second fiscal quarter of 1997, compared to $4.9 million in the second fiscal quarter of 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $0.5 million and resulted from the franchise same-store sales growth of 10.2% over the second fiscal quarter of 1996. The decrease in equipment sales was due to the sale of the Company's restaurant equipment division in the second fiscal quarter of 1996. The increase in other revenues of approximately $0.9 million resulted primarily from a gain on the sale of the Company's minority interest in 10 restaurants. The sale of these interests is not expected to have a material impact on income in the future.

Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 76.5% in the second fiscal quarter of 1997, compared to 81.5% in the second fiscal quarter of 1996. Management believes the improvement in restaurant operating margins resulted from (1) reductions in food costs due to declining beef prices, consolidation of purchasing distribution functions, and renegotiation of pricing terms; (2) improved operational cost controls through the implementation of a standard ideal food cost program; (3) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the second fiscal quarter of 1996; and (4) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 10%. The improvements mentioned above were partially offset by the minimum wage increase which was effective on October 1, 1996, and increased marketing expenditures, which reflect the Company's commitment to increased media penetration through its system of advertising cooperatives. Restaurant management bonuses also increased, as a percentage of sales, due largely to the improved operating margins. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 3.5% in the second fiscal quarter of 1997, compared to 2.6% in the second fiscal quarter of 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

Selling, general and administrative expenses, as a percentage of total revenues, increased to 13.8% in the second fiscal quarter of 1997, compared with 10.9% in the second fiscal quarter of 1996. This increase resulted primarily from a $1.1 million reserve for expected litigation costs recorded during the second fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $0.8 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1997.

Income from operations increased 18.4% to $5.4 million from $4.5 million in the second fiscal quarter of 1996. Net interest expense in the second fiscal quarter of 1997 increased $0.3 million over second fiscal quarter of 1996 due to increased borrowing to fund capital additions. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion plans.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the second fiscal quarter of 1997 increased 11.6% to $3.2 million, compared to $2.8 million in the comparable period of fiscal 1996. Earnings per share increased to $.23 per share in the second fiscal quarter of 1997, compared to $.21 per share in the second fiscal quarter of 1996, for an increase of 9.5%.

COMPARISON OF THE FIRST TWO FISCAL QUARTERS OF 1997 TO THE FIRST TWO FISCAL QUARTERS OF 1996.

Total revenues increased 21.7% to $79.1 million in the first two fiscal quarters of 1997 from $65.0 million in the first two fiscal quarters of 1996. Sales by Company-owned restaurants increased 31.9% to $64.2 million in the first two fiscal quarters of 1997 from $48.7 million in the first two fiscal quarters of 1996. Of the $15.5 million increase, $14.4 million was due to the net addition of 56 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 2.5% by stores open the full reporting periods of fiscal 1997 and 1996 accounted for $1.1 million of the increase. Franchise fee revenues were unchanged in the first two fiscal quarters of 1997 as compared to the first two fiscal quarters of 1996. Franchise royalties increased 11.7% to $12.0 million in the first two fiscal quarters of 1997, compared to $10.7 million in the first two fiscal quarters of 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.0 million and resulted from the franchise same-store sales growth of 7.5% over the first two fiscal quarters of 1996. Additional franchised restaurants in operation resulted in an increase in royalties of $0.3 million. The decrease in equipment sales was due to the sale of the Company's restaurant equipment division in the second fiscal quarter of 1996. The increase in other revenues of $1.1 million resulted primarily from a $1.1 million gain recognized on the sale of the Company's minority interest in 10 restaurants. The sale of these interests is not expected to have a material impact on income in the future.

Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 76.5% in the first two fiscal quarters of 1997, compared to 80.8% in the first two fiscal quarters of 1996. Management believes the improvement in restaurant operating margins resulted from (1) reductions in food costs due to declining beef prices, consolidation of purchasing distribution functions, and renegotiation of pricing terms; (2) improved operational cost controls through the implementation of a standard ideal food cost program; (3) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the first two fiscal quarters of 1996; and (4) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 10%. The improvements mentioned above were partially offset by the minimum wage increase which was effective on October 1, 1996, and increased marketing expenditures, which reflect the Company's commitment to increased media penetration through its system of advertising cooperatives. Restaurant management bonuses also increased, as a percentage of sales, due largely to the improved operating margins. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 3.8% in the first two fiscal quarters of 1997, compared to 2.9% in the first two fiscal quarters of 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

Selling, general and administrative expenses, as a percentage of total revenues, increased to 11.6% in the first two fiscal quarters of 1997, compared with 10.3% in the first two fiscal quarters of 1996. This increase resulted primarily from a $1.1 million reserve for expected litigation costs recorded during the second fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.7 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1997.

Income from operations increased 22.4% to $12.6 million from $10.3 million in the first two fiscal quarters of 1996. Net interest expense in the first two fiscal quarters of 1997 increased $0.3 million due to increased borrowings to fund capital additions. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion plans.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the first two fiscal quarters of 1997 increased 20.2% to $7.6 million, compared to $6.3 million in the comparable period of fiscal 1996. Earnings per share increased to $.55 per share in the first two fiscal quarters of 1997, compared to $.48 per share in the first two fiscal quarters of 1996, for an increase of 14.6%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first six months of fiscal 1997, the Company opened 13 newly-constructed restaurants, sold four restaurants to a franchisee, and closed six restaurants. The Company funded the total capital additions for the first six months of 1997 of $22.0 million (which included the cost of newly-opened restaurants, restaurants under construction, new furniture and equipment for existing restaurants, and general corporate use) internally by cash from operating activities and through borrowing under the Company's line of credit. During the six months ended February 28, 1997, the Company purchased the real estate on all 13 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants.

The Company has an agreement with a group of banks which provides the Company with a $60.0 million line of credit expiring in June of 1998. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, and other general corporate purposes. As of February 28, 1997, the Company's outstanding borrowings under the line of credit were $26.0 million, as well as $0.1 million in outstanding letters of credit. The available line of credit as of February 28, 1997, was $33.9 million. As of February 28, 1997, the Company's total cash balance of $12.0 million reflected the impact of the cash generated from operating activities, line of credit activity, and capital expenditures mentioned above.

The Company plans capital expenditures of approximately $45 million in fiscal 1997, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including further development and installation of a point-of-sale system. The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     During the fiscal quarter ended February 28, 1997, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries, or their properties during the last fiscal quarter.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 22, 1997, the Company held its annual meeting of stockholders, at which the stockholders re-elected Dennis Clark, Leonard Lieberman, and Frank
E. Richardson for the three-year terms ending in January of 2000. The following table sets forth the voting results for those three directors.

     DIRECTOR                            VOTES FOR           VOTES WITHHELD
     --------                            ----------          --------------
     Dennis Clark                        11,163,425              57,740
     Leonard Lieberman                   11,173,528              47,637
     Frank E. Richardson                 11,194,467              26,698

     Other directors of the Company whose terms continued after the meeting consist of Dean Werries, Clifford Hudson, H.E. Rainbolt, and Robert Rosenberg.

     The stockholders also approved and ratified an amendment to the 1991 Sonic Corp. Stock Option Plan ("Plan") to increase the number of shares of common stock reserved for issuance pursuant to the Plan by an additional 530,000 shares of common stock. The stockholders approved the amendment by a vote of 10,769,635 shares of common stock in favor, 356,360 opposed, and 7,920 abstaining.

     In addition, the stockholders approved and ratified the Sonic Corp. 1995 Stock Incentive Plan ("Incentive Plan") to provide additional incentives and financially reward certain executive officers of the Company who contribute to the long-term growth and profitability of the Company. The stockholders approved the Incentive Plan by a vote of 10,829,439 shares of common stock in favor, 298,769 opposed, and 7,707 abstaining.

     Finally, the stockholders approved and ratified the selection of Ernst & Young, LLP, as the Company's independent auditors by a vote of 11,211,779 shares of common stock in favor, 4,606 shares opposed, and 4,780 shares abstaining.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.  The Company has filed the following exhibits with this report:

          15.01.  Letter re:  Unaudited Interim Financial Information.
          27.01.  Financial Data Schedules

     FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended February 28, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                            SONIC CORP.


                                            By:  /s/  LEWIS B. KILBOURNE
                                               --------------------------------
                                               Lewis B. Kilbourne, Senior Vice
                                               President and Principal
                                               Financial Officer

Date:  April 11, 1997