Form 10-Q
period 1997-05-31
SONIC CORP
filed 1997-06-30
CIK 868611

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


    For the quarterly period ended                     Commission File Number
       May 31, 1997                                          0-18859



                                    SONIC CORP.
               (Exact name of registrant as specified in its charter)


        Delaware                                               73-1371046
 (State of Incorporation)                                  (I.R.S. Employer
                                                           Identification No.)



           101 Park Avenue
        Oklahoma City, Oklahoma                                     73102
 (Address of Principal Executive Offices)                          Zip Code



    Registrant's telephone number, including area code:   (405) 280-7654



     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the
past 90 days. Yes  X .  No    .
                  ---    ---


     As of May 31, 1997, the Registrant had 12,712,768 shares of common stock issued and outstanding (excluding 797,080 shares of common stock held as treasury stock).

                              SONIC CORP.
                                INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at May 31, 1997 and
         August 31, 1996                                                      3

        Consolidated Statements of Income for the three months and nine
         months ended May 31, 1997 and 1996                                   4

        Condensed Consolidated Statements of Cash Flows for the nine
         months ended May 31, 1997 and 1996                                   5

        Notes to Condensed Consolidated Financial Statements                  6

        Independent Accountants' Review Report                                8

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Changes in Securities                                                16

Item 3. Defaults Upon Senior Securities                                      16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    16

Item 6. Exhibits and Reports on Form 8-K                                     16

                                 SONIC CORP.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  (Unaudited)
 ASSETS                                              MAY 31,      AUGUST 31,
                                                      1997           1996
                                                   ---------      ---------
Current assets:
  Cash and cash equivalents                        $ 10,761        $ 7,706
  Accounts and notes receivable, net                  6,070          5,229
  Other current assets                                2,982          3,242
                                                  ---------      ---------
      Total current assets                           19,813         16,177
Property, equipment and capital leases              147,642        118,914
Less accumulated depreciation and amortization      (24,284)       (18,409)
                                                  ---------      ---------
  Property, equipment and capital leases, net       123,358        100,505

Trademarks, trade names and other goodwill           21,126         20,945
Other intangibles and other assets                   16,534         14,313
Less accumulated amortization                        (5,370)        (4,496)
                                                  ---------      ---------
  Intangibles and other assets, net                  32,290         30,762
                                                  ---------      ---------
      Total assets                                $ 175,461      $ 147,444
                                                  ---------      ---------
                                                  ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 5,615        $ 2,904
  Deposits from franchisees                             631            601
  Accrued liabilities                                 7,797          7,841
  Obligations under capital leases and long-term
    debt due within one year                          1,439          1,340
                                                  ---------      ---------
      Total current liabilities                      15,482         12,686

Obligations under capital leases due after one year   8,454          8,985
Long-term debt due after one year (Note 2)           35,372         11,884
Other noncurrent liabilities                          4,416          4,206

Contingencies (Note 3)

Stockholders' equity (Note 4):
  Preferred stock, par value $.01; 1,000,000 shares
   authorized; none outstanding                          -               -
  Common stock, par value $.01; 40,000,000 shares
   authorized; 13,509,848 shares issued
   (13,475,078 shares issued at August 31, 1996)        135            135
  Paid-in capital                                    59,602         59,107
  Retained earnings                                  63,342         50,584
                                                  ---------      ---------
                                                    123,079        109,826
  Treasury stock, at cost; 797,080 common shares
   (7,580 common shares at August 31, 1996)         (11,342)          (143)
                                                  ---------      ---------
      Total stockholders' equity                    111,737        109,683
                                                  ---------      ---------
      Total liabilities and stockholders' equity  $ 175,461      $ 147,444
                                                  ---------      ---------
                                                  ---------      ---------

                             See accompanying notes.

                                  SONIC CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                           (Unaudited)         (Unaudited)
                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                        MAY 31,   May 31,   MAY 31,    May 31,
                                         1997     1996        1997      1996
                                       --------  --------  ---------  --------

Revenues:
  Sales by Company-owned restaurants $ 41,411 $ 33,642 $ 105,661 $ 82,360 Franchised restaurants:
    Franchise fees                          460       287      1,271     1,102
    Franchise royalties                   6,620     5,717     18,581    16,421
    Equipment sales                           -         -          -     3,743
  Other                                     327       479      2,411     1,483
                                       --------  --------  ---------  --------
                                         48,818    40,125    127,924   105,109
Cost and expenses:
  Company-owned restaurants:
    Food and packaging                   11,850    10,315     30,414    26,191
    Payroll and other employee benefits  11,229     8,941     30,072    23,630
    Other operating expenses              6,530     5,348     18,258    14,147
                                       --------  --------  ---------  --------
                                         29,609    24,604     78,744    63,968
  Equipment cost of sales                     -         -          -     3,101
  Selling, general and administrative     4,960     3,776     14,110    10,450
  Depreciation and amortization           3,074     2,394      8,844     6,506
  Minority interest in earnings of
   restaurant partnerships                2,437     1,800      4,878     3,209
  Provision for impairment of long-lived
   assets                                    15        16         53        65
                                       --------  --------  ---------  --------
                                         40,095    32,590    106,629    87,299
                                       --------  --------  ---------  --------
Income from operations                    8,723     7,535     21,295    17,810

Interest expense                            592       258      1,400       888
Interest income                            (141)     (137)      (436)     (602)
                                       --------  --------  ---------  --------
Net interest expense                        451       121        964       286
                                       --------  --------  ---------  --------
Income before income taxes                8,272     7,414     20,331    17,524
Provision for income taxes                3,081     2,799      7,573     6,615
                                       --------  --------  ---------  --------
Net income                              $ 5,191   $ 4,615   $ 12,758  $ 10,909
                                       --------  --------  ---------  --------
                                       --------  --------  ---------  --------
Net income per share                     $ 0.39   $  0.34     $ 0.94    $ 0.82
                                       --------  --------  ---------  --------
                                       --------  --------  ---------  --------
Weighted average shares outstanding      13,299    13,606     13,595    13,353
                                       --------  --------  ---------  --------
                                       --------  --------  ---------  --------




                             See accompanying notes.

                                   SONIC CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                           (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                        MAY 31,      MAY 31,
                                                         1997          1996
                                                       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 12,758     $ 10,909
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         8,844        6,506
    Gain on disposition of assets                        (1,430)           -
    Other                                                   661         (172)
    Increase in operating assets                           (483)      (1,183)
    Increase in operating liabilities                     2,540        3,532
                                                       ----------------------
      Total adjustments                                  10,132        8,683
                                                       ----------------------
      Net cash provided by operating activities          22,890       19,592

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (32,162)     (20,371)
  Acquisitions of existing restaurants                        -      (13,094)
  Proceeds from sale of assets                            2,281        1,357
  Increase in intangibles and other assets               (2,292)        (126)
                                                       ----------------------
      Net cash used in investing activities             (32,173)     (32,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          -       33,187
  Net change in revolving debt facilities                23,432      (18,000)
  Purchases of treasury stock                           (11,199)           -
  Proceeds from exercise of stock options                   495        1,289
  Other                                                    (390)        (440)
                                                       ----------------------
      Net cash provided by financing activities          12,338       16,036
                                                       ----------------------

Net increase in cash and cash equivalents                 3,055        3,394
Cash and cash equivalents at beginning of period          7,706        3,777
                                                       ----------------------
Cash and cash equivalents at end of period             $ 10,761      $ 7,171
                                                       ----------------------
                                                       ----------------------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Additions to capital lease obligations               $    569      $ 3,648
  Notes receivable from sale of property, equipment,
   and intangibles                                     $    796      $   139

                             See accompanying notes.

                                     SONIC CORP.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED MAY 31, 1997 AND 1996

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, as amended, for the fiscal year ended August 31, 1996. The results of operations for the nine months ended May 31, 1997, are not necessarily indicative of the results to be expected for the full year ending August 31, 1997.

NOTE 2

Subsequent to May 31, 1997, the Company has signed an agreement with its lenders to increase its existing line of credit from $60 million to $80 million and extend the term of the line of credit from June 1998 to June 2000.

NOTE 3

On April 18, 1996, the Texas Court of Appeals reversed the district court's judgment notwithstanding the verdict and reinstated the jury's verdict of approximately $0.8 million of actual damages, $1.0 million of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with contractual relations of the plaintiffs. The Company has appealed the court of appeals' reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury and the court of appeals have no merit and will defend its position vigorously during the appellate process.

NOTE 4

On June 16, 1997 the Board of Directors declared a dividend of one common stock purchase right (a "right") for each share of the Company's common stock outstanding on June 27, 1997. Each right would entitle shareholders to buy one unit of a share of preferred stock for $85. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on June 16, 2007, unless redeemed or exchanged by the Company earlier.

NOTE 5

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which is required to be adopted by the Company in the reporting period ended February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined that the impact of SFAS 128 on the calculation of earnings per share for the three months and nine months ended May 31, 1997 and 1996 would not be material.

                       Independent Accountants' Review Report


The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended May 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
June 25, 1997

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

                    PERCENTAGE RESULTS OF OPERATIONS

                                            THREE MONTHS      NINE MONTHS
                                               ENDED             ENDED
                                          MAY 31,  May 31,   MAY 31,  May 31,
                                           1997     1996       1997     1997
                                        -----------------   ----------------

INCOME STATEMENT DATA:
Revenues:
  Sales by Company-owned restaurants       84.8%    83.8%     82.6%    78.4%
  Franchised restaurants:
    Franchise fees and royalties           14.5     15.0       15.5    16.7
    Equipment sales                        -         0.0       -        3.5
  Other                                     0.7      1.2        1.9     1.4
                                        -----------------   ----------------
                                          100.0%   100.0%     100.0%  100.0%
                                        -----------------   ----------------
                                        -----------------   ----------------
Cost and expenses:
  Company-owned restaurants (1)
    Food and packaging                     28.6%    30.7%      28.8%   31.8%
    Payroll and other employee benefits    27.1     26.5       28.4    28.7
    Other operating expenses               15.8     15.9       17.3    17.2
                                        -----------------   ----------------
                                           71.5%    73.1%      74.5%   77.7%
    Equipment sales (2)                    -        -          -       82.9
    Selling, general and administrative    10.2      9.4       11.0     9.9
    Depreciation and amortization           6.3      6.0        6.9     6.2
    Minority interest in earnings of
     restaurant partnerships (1)            5.9      5.4        4.6     3.9
    Other                                   0.0      0.0        0.0     0.1
Income from operations                     17.9     18.8       16.6    16.9
Net interest expense                        0.9      0.3        0.8     0.3
Net income                                 10.6%    11.5%      10.0%   10.4%
--------------------
(1) As a percentage of Sales by Company-owned restaurants.
(2) As a percentage of equipment sales.

                       RESTAURANT OPERATING DATA ($ IN THOUSANDS)

                                            THREE MONTHS            NINE MONTHS
                                               ENDED                  ENDED
                                          MAY 31,  May 31,        MAY 31,  May 31,
                                           1997     1996            1997     1996
                                      ---------------------     ---------------------
RESTAURANT COUNT (1):
  Company owned restaurants:
    Core markets                            160         151           160         151
    Developing markets                       85          74            85          74
                                      ---------    --------     ---------    --------
    All markets                             245         225           245         225
  Franchised restaurants                  1,394       1,310         1,394       1,310
                                      ---------    --------     ---------    --------
  System-wide restaurants                 1,639       1,535         1,639       1,535
                                      ---------    --------     ---------    --------
                                      ---------    --------     ---------    --------
SALES DATA:
System-wide sales                     $ 309,888    $267,028     $ 798,909    $698,271
  Percentage increase (2)                  16.1 %      12.3 %        14.4%       10.8 %

Average sales per restaurant:
  Company-owned                           $ 176       $ 161         $ 457       $ 428
  Franchise                                 197         178           515         472
  System-wide                               193         175           505         464
Change in comparable restaurant sales (3):
   Company owned restaurants:
     Core markets                          10.3 %       5.5  %        7.4%        4.2 %
     Developing markets                     2.5         0.2          (4.1)       (5.9)
                                      ---------    --------     ---------    --------
     All markets                            8.7 %       5.2 %         4.8 %       3.1 %
   Franchise                                9.4         5.2           8.2         3.9
   System-wide                              9.0         5.2           7.6         3.5


--------------------------
(1) Number of restaurants open at end of period.
(2) Represents percentage increase from the comparable period in the prior year.
(3) Represents percentage increase (decrease) for restaurants open both in the current and prior years.

COMPARISON OF THE THIRD FISCAL QUARTER OF 1997 TO THE
 THIRD FISCAL QUARTER OF 1996.

     Total revenues increased 21.7% to $48.8 million in the third fiscal quarter of 1997 from $40.1 million in the third fiscal quarter of 1996.
Sales by Company-owned restaurants increased 23.1% to $41.4 million in the third fiscal quarter of 1997 from $33.6 million in the third fiscal quarter of 1996. Of the $7.8 million increase, $5.5 million was due to the net addition of 67 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 8.7% by stores open the full reporting periods of fiscal 1997 and 1996 accounted for $2.3 million of the increase. Franchise fee revenues increased approximately $0.2 million in the third fiscal quarter of 1997 as compared to the third fiscal quarter of 1996. This increase resulted primarily from an increase in the number of franchise restaurant openings to 28 in the third fiscal quarter of 1997 compared to 18 in the third fiscal quarter of 1996. Franchise royalties increased 15.8% to $6.6 million in the third fiscal quarter of 1997, compared to $5.7 million in the third fiscal quarter of 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $0.7 million and resulted from the franchise same-store sales growth of 9.4% over the third fiscal quarter of 1996. Additional franchise restaurants in operation resulted in an increase in royalties of approximately $0.2 million.
 The decrease in equipment sales was due to the sale of the Company's restaurant equipment division in the second fiscal quarter of 1996.

     Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 71.5% in the third fiscal quarter of 1997, compared to 73.1% in the third fiscal quarter of 1996. Management believes the improvement in restaurant operating margins resulted from: (1) reductions in food and packaging costs due to consolidation of purchasing distribution functions and renegotiation of pricing terms; (2) improved operational cost controls through the implementation of a standard ideal food cost program; and (3) a 3.5% average price increase implemented October 1, 1996. The improvements mentioned above were partially offset by the minimum wage increase which was effective on October 1, 1996, and increased marketing expenditures, which reflect the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 5.9% in the third fiscal quarter of 1997, compared to 5.4% in the third fiscal quarter of 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

     Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.2% in the third fiscal quarter of 1997, compared with 9.4% in the third fiscal quarter of 1996. Of the $1.2 million increase, approximately $0.5 million is due to non-recurring expenses including an officer severance accrual related to a departed officer and accrued expenses related to the adoption of a shareholder rights plan. The remaining increase is related primarily to additional headcount necessitated by the Company's growth. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $0.7 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for the remainder of fiscal 1997 and 1998.

    Income from operations increased 15.8% to $8.7 million from $7.5 million in the third fiscal quarter of 1996. Net interest expense in the third fiscal quarter of 1997 increased $0.3 million over the third fiscal quarter of 1996 due to increased borrowings to fund capital additions and the repurchase of approximately $11.2 million of common stock. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion plans and the stock repurchases mentioned above.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the third fiscal quarter of 1997 increased 12.5% to $5.2 million, compared to $4.6 million in the comparable period of fiscal 1996. Earnings per share increased to $.39 per share in the third fiscal quarter of 1997, compared to $.34 per share in the third fiscal quarter of 1996, for an increase of 14.7%. Approximately $.005 of the increase was due to the accretive impact of the common stock repurchases mentioned above.

COMPARISON OF THE FIRST THREE FISCAL QUARTERS OF 1997 TO THE
 FIRST THREE FISCAL QUARTERS OF 1996.

    Total revenues increased 21.7% to $127.9 million in the first three fiscal quarters of 1997 from $105.1 million in the first three fiscal quarters of 1996. Sales by Company-owned restaurants increased 28.3% to $105.7 million in the first three fiscal quarters of 1997 from $82.4 million in the first three fiscal quarters of 1996. Of the $23.3 million increase, $19.9 million was due to the net addition of 67 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 4.8% by stores open the full reporting periods of fiscal 1997 and 1996 accounted for $3.4 million of the increase. Franchise fee revenues increased approximately $0.2 million in the first three fiscal quarters of 1997 as compared to the first three fiscal quarters of 1996. This increase resulted primarily from an increase in the number of franchise restaurant openings to 64 in the first three fiscal quarters of 1997 compared to 55 in the comparable period of 1996. Franchise royalties increased 13.2% to $18.6 million in the first three fiscal quarters of 1997, compared to $16.4 million in the first three fiscal quarters of 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.5 million and resulted from the franchise same-store sales growth of 8.2% over the first three fiscal quarters of 1996. Additional franchised restaurants in operation resulted in an increase in royalties of $0.7 million. The decrease in equipment sales was due to the sale of the Company's restaurant equipment division in the second fiscal quarter of 1996. The increase in other revenues of $0.9 million resulted primarily from a $1.1 million gain recognized on the sale of the Company's minority interest in 10 restaurants. The sale of these interests is not expected to have a material impact on income in the future.

     Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 74.5% in the first three fiscal quarters of 1997, compared to 77.7% in the first three fiscal quarters of 1996. Management believes the improvement in restaurant operating margins resulted from: (1) reductions in food and packaging costs due to consolidation of purchasing distribution functions and renegotiation of pricing terms; (2) improved operational cost controls through the implementation of a standard ideal food cost program; and (3) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the second fiscal quarter of 1996. The improvements mentioned above were partially offset by the minimum wage increase which was effective on October 1, 1996, and increased marketing expenditures, which reflect the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 4.6% in the first three fiscal quarters of 1997, compared to 3.9% in the first three fiscal quarters of 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

     Selling, general and administrative expenses, as a percentage of total revenues, increased to 11.0% in the first three fiscal quarters of 1997, compared with 9.9% in the first three fiscal quarters of 1996. This increase resulted primarily from a $1.1 million provision for expected litigation costs recorded during the second fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $2.3 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for the remainder of fiscal 1997 and 1998.

     Income from operations increased 19.6% to $21.3 million in the first three fiscal quarters of 1997 from $17.8 million in the first three fiscal quarters of 1996. Net interest expense in the first three fiscal quarters of 1997 increased $0.7 million due to increased borrowings to fund capital additions and the repurchase of approximately $11.2 million of common stock. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion plans and the stock repurchases mentioned above.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 1997, compared to 37.75% for the comparable period in fiscal

1996. Net income for the first three fiscal quarters of 1997 increased 17.0% to $12.8 million, compared to $10.9 million in the comparable period of fiscal 1996. Earnings per share increased to $.94 per share in the first three fiscal quarters of 1997, compared to $.82 per share in the first three fiscal quarters of 1996, for an increase of 14.6%. The accretive impact of the common stock repurchases mentioned above was not significant.

LIQUIDITY AND SOURCES OF CAPITAL

    During the first nine months of fiscal 1997, the Company opened 25 newly-constructed restaurants, sold four restaurants to a franchisee, and closed seven restaurants. The Company funded the total capital additions for the first nine months of 1997 of $32.7 million (which included the cost of newly-opened restaurants, restaurants under construction, new furniture and equipment for existing restaurants, and general corporate use) internally by cash from operating activities, through borrowings under the Company's line of credit, and through the use of capital leases. During the nine months ended May 31, 1997, the Company purchased the real estate on 24 of 25 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. In addition to the capital expenditures mentioned above, the Company repurchased 789,500 shares of common stock for approximately $11.2 million. The Company's Board of Directors has authorized the repurchase of up to 1,333,000 shares of common stock.

     Effective June 19, 1997, the Company signed an agreement with its lenders to increase its existing line of credit from $60.0 million to $80.0 million and extend the maturity of the line of credit from June of 1998 to June of 2000. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, repurchase of common stock, and other general corporate purposes. As of May 31, 1997, the Company's outstanding borrowings under the line of credit were $35.0 million, as well as $0.1 million in outstanding letters of credit. The available line of credit as of May 31, 1997, was $24.9 million. As of May 31, 1997, the Company's total cash balance of $10.8 million reflected the impact of the cash generated from operating activities, line of credit activity, capital expenditures and common stock repurchases mentioned above.

     The Company plans capital expenditures of approximately $40.0 million in fiscal 1997, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including further development and installation of a point-of-sale system. The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

SEASONALITY

     The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its third fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

During the fiscal quarter ended May 31, 1997, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries, or their properties during the last fiscal quarter.

ITEM 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.  The Company has filed the following exhibits with this report:

       10.01. Third Amendment to Loan Agreement with Texas Commerce Bank National Association.
       15.01.  Letter re:  Unaudited Interim Financial Information.
       27.01.  Financial Data Schedules.

     FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.


By: /s/  J. Clifford Hudson                  Date:  June 30, 1997
    ----------------------------------------       --------------------
      J. Clifford Hudson, Principal
            Executive Officer





By: /s/  Stephen C. Vaughan                  Date:  June 30, 1997
    ----------------------------------------       --------------------
      Stephen C. Vaughan, Chief
          Accounting Officer