Form 10-K405
period 1997-08-31
SONIC CORP
filed 1997-12-01
CIK 868611

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
     August 31, 1997                                             0-18859
-------------------------                                 ----------------------

                                      SONIC CORP.
              ------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                               73-1371046
------------------------                                     ----------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)
                                101 Park Avenue
                            Oklahoma City, Oklahoma                 73102
                    ----------------------------------------      ----------
                    (Address of Principal Executive Offices)      (Zip Code)

          Registrant's Telephone Number, Including Area Code: (405) 280-7654

         Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                         None

         Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                             Common Stock, Par Value $.01
          Rights to Purchase Series A Junior Preferred Stock, Par Value $.01

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES /X/. No / /.

    Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K.  YES  /X/.  No / /.

    As of November 7, 1997, the aggregate market value of the 11,820,122 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $307 million, based on the closing sales price for the common stock as reported for that date. As of November 7, 1997, the Registrant had 12,812,505 shares of common stock issued and outstanding (excluding 807,080 shares of common stock held as treasury stock).

                               (Facing Sheet Continued)

                        Documents Incorporated by Reference
                        -----------------------------------


    Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1997.

                               FORM 10-K OF SONIC CORP.

                                  TABLE OF CONTENTS


                                        PART I
                                        ------

                                                                           Page
                                                                           ----

Item 1.  Business                                                            1

Item 2.  Properties                                                         10

Item 3.  Legal Proceedings                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 4A. Executive Officers of the Company                                  11

                                       PART II
                                       -------

Item 5   Market for the Company's Common Stock and Related Stockholder
         Matters                                                            13

Item 6.  Selected Financial Data                                            13

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15

Item 8.  Financial Statements and Supplementary Data                        19

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          19

                                      PART III
                                      --------

              (Incorporated by reference from the Company's definitive
                proxy statement for its annual meeting of stockholders
                   following the fiscal year ended August 31, 1997)

                                       PART IV
                                       -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   20

                                      FORM 10-K

                                     SONIC CORP.


                                       PART I
                                       ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

    Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 1997, the Company had 1,680 restaurants in operation, consisting of 256 Company-owned restaurants and 1,424 franchised restaurants, principally in the south central and southeastern United States. Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as footlong coney cheese dogs, hand-battered onion rings, tater tots, specialty soft drinks, including cherry limeades and slushes, and frozen desserts. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom, and has the food delivered by a carhop within an average of four minutes.

    In September of 1995, the Company reorganized its operating subsidiaries into two, directly-held subsidiaries consisting of Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the insurance and administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company's Company-owned restaurants. In February of 1996, the Company sold its equipment sales division to N. Wasserstrom & Sons, Inc. of Columbus, Ohio, and discontinued that line of business. The Company continues to rent the Sonic pole signs to its franchisees.

    The Company's objective is to maintain its position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of its core and developing markets. The Company has developed and is implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are (1) a unique drive-in concept focusing on a menu of quality made-to-order and signature food items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Company-owned and franchised restaurants within the Company's core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate Company-owned restaurants profitably and efficiently; and (5) a commitment to support the Sonic system.

    The Company has its principal executive offices at 101 Park Avenue, Oklahoma City, Oklahoma 73102. Its telephone number is (405) 280-7654. As used in this report, the word "Company" means Sonic Corp. and each of its subsidiaries and predecessors, unless the context indicates otherwise.

RESTAURANT LOCATIONS

    As of August 31, 1997, the Company owned or franchised 1,680 drive-in restaurants, principally in the south central and southeastern United States. The Company's core markets, consisting of the nine contiguous states of Texas, Oklahoma, Tennessee, Missouri, Arkansas, Kansas, Louisiana, Mississippi, and New Mexico, contained approximately 84% of all Sonic restaurants as of August 31, 1997. Developing markets primarily are located in Alabama, Arizona, Colorado, Florida, Georgia, Kentucky, North Carolina, and South Carolina. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 1997:

                         COMPANY-OWNED       FRANCHISED
          CORE MARKET     RESTAURANTS        RESTAURANTS         TOTAL
          -----------    -------------       -----------         -----
          Texas                63                 433              496
          Oklahoma             22                 168              190
          Tennessee            26                 113              139
          Missouri             28                  99              127
          Arkansas             15                 103              118
          Kansas                7                  88               95
          Louisiana            15                  80               95
          Mississippi           0                  88               88
          New Mexico            0                  56               56
                              ---               -----            -----
               Total          176               1,228            1,404
                              ---               -----            -----
                              ---               -----            -----

                          COMPANY-OWNED       FRANCHISED
    DEVELOPING MARKETS     RESTAURANTS        RESTAURANTS        TOTAL
    ------------------    -------------       -----------        -----
         Alabama               35                  20               55
         Arizona                0                  33               33
         California             0                   4                4
         Colorado               0                  21               21
         Florida               11                   2               13
         Georgia                2                  23               25
         Illinois               0                   5                5
         Indiana                0                   3                3
         Iowa                   0                   1                1
         Kentucky               9                  23               32
         Nebraska               0                   2                2
         Nevada                 0                   7                7
         North Carolina        16                  14               30
         Ohio                   0                   3                3
         South Carolina         0                  31               31
         Utah                   0                   1                1
         Virginia               7                   2                9
         West Virginia          0                   1                1
                              ---               -----            -----
               Total           80                 196              276
                              ---               -----            -----
                              ---               -----            -----
         Total System         256               1,424            1,680
                              ---               -----            -----
                              ---               -----            -----

EXPANSION

    During fiscal 1997, the Company opened 37 Company-owned restaurants and its franchisees opened 92 restaurants. During fiscal 1998, the Company plans to open at least 50 Company-owned restaurants and anticipates that its franchisees will open at least 90 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. However, the ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal 1998 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company's franchisees, and the general economic and business conditions to be faced in fiscal 1998.

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

RESTAURANT DESIGN AND CONSTRUCTION

    GENERAL. The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom and menu board. In addition, since the first half of fiscal 1995, the Company has incorporated a drive-through window and patio seating area in almost all new Company-owned restaurants. Sonic restaurants generally do not provide an indoor seating area.

    RETROFIT PROGRAM. In fiscal 1997, the Company began implementing a program to retrofit all Sonic drive-in restaurants over the next several years. The retrofit includes new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant's building. The Company currently estimates the cost to make a standard retrofit at approximately $58,000 to $65,000 per restaurant. The Company is implementing the program on a market-by-market basis, beginning with the Houston, Texas market. In addition, all new restaurants being built in all markets now feature the new retrofit signage and trade dress style. As of November 5, 1997, the Company had retrofitted approximately 28 Company-owned restaurants and had built six new Company-owned restaurants with the new retrofit signage and trade dress.

MARKETING

    The Company has designed its marketing program to differentiate Sonic drive-in restaurants from the Company's competitors by emphasizing five key areas of customer satisfaction: (1) the personal manner of service by carhops, (2) made-to-order menu items, (3) speed of service, (4) quality, and
(5) value. The marketing plan includes monthly promotions for use throughout the Sonic chain. The Company supports those promotions with television and radio commercials and point-of-sale materials. Those promotions center on a "meal deal" which highlights signature menu items of Sonic drive-in restaurants.

    Each year the Company and its advertising agency (with involvement of the Sonic Franchisee Advisory Council) develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company's license agreements, the franchisee must contribute a minimum percentage of the franchisee's gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund directed by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues. Franchisees may elect and frequently do elect to contribute more than the minimum percentage of gross revenues to their local advertising cooperative funds.

    For fiscal 1997, franchisees participating in cooperatives contributed an average of 2.89% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.375% under most license agreements in effect during that period. As of August 31, 1997, 1,615 Sonic restaurants (approximately 96% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media and media production (principally television) exceeded $33 million for fiscal 1997 and should exceed $42 million for fiscal 1998.

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

    The Company requires its Company-owned and franchised restaurants to participate in purchasing cooperatives. Those cooperatives have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal 1997, the average cost of food and paper supplies for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 29.9% of revenues. The Company believes that food purchasing cooperatives have allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. A planned reduction in the number of food and paper product distributors to the Sonic chain has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

COMPANY OPERATIONS

    RESTAURANT PERSONNEL. A typical Sonic restaurant employs a manager, an assistant manager, and approximately 23 hourly employees, most of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant.

    The Company initially forms a partnership (or limited liability company in some cases) with its supervising partners or members, each of whom on average has the responsibility of overseeing four to six Company-owned restaurants. Those supervising partners or members derive their income out of their share of the net profits of the restaurants they supervise. Supervising partners or members generally may own up to 20% of the restaurants they supervise.

    The Company also employs six regional directors who oversee supervising partners or members within their respective regions, and the Company has a Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

    OWNERSHIP PROGRAM. The Sonic restaurant philosophy stresses an ownership relationship between restaurant owners and managers, in which most managers of Company-owned and franchised restaurants own an equity interest in the restaurant. The Company believes that its ownership structure provides a substantial incentive for restaurant managers to operate their restaurants profitably and efficiently.

    Under the ownership program, a separate general partnership or limited liability company owns and operates each Company-owned restaurant. The Company, as the general partner or managing member, owns a majority interest and the managers involved in the day-to-day management and operation of the restaurant own a minority interest in the partnership or company. Ownership equity of a typical established Company-owned restaurant generally is distributed 60% to the Company, 20% to the manager, and 20% to the supervising partner or member. The Company records other partners' or members' interests as a minority interest in earnings of restaurant partnerships on its financial statements. Under the standard partnership or operating agreement, the Company has the right to purchase the interest of any other partner or member on short notice. Each supervising and managing partner or member contributes his or her pro rata portion of all start-up costs, which include the required franchise fee, opening inventory, advertising and promotion costs; initial training and insurance costs; and some amounts for working capital. The amount of capital contribution by a supervising and managing partner or member for a restaurant typically equals approximately $10,000 for a 20% interest. Each partnership or company usually purchases equipment with funds borrowed from the Company at competitive rates. In most cases, the Company alone guarantees any third-party lease entered into for the site. The partnerships and companies distribute available cash flow to the partners or members on a monthly basis pursuant to the terms of the partnership and operating agreements.

    POINT-OF-SALE SYSTEMS. The Company has developed and is implementing a point-of-sale system in Company-owned restaurants. The Company believes the point-of-sale system will increase speed and accuracy in order-taking and pricing and reduce paper work. In the future, the system will have polling capabilities to allow the Company to obtain current restaurant reporting information, thereby improving the accuracy and efficiency of store-level reporting on a next-day basis. The Company believes the system also should enhance marketing capabilities through the capture of information on customers and their buying habits with respect to the Company's products. As of August 31, 1997, the Company had installed the point-of-sale system in all but two of its Company-owned restaurants.

    HOURS OF OPERATION. Sonic restaurants operate seven days a week, typically from 10:30 a.m. to 11:00 p.m.

    COMPANY-OWNED RESTAURANT DATA. The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

                                 1997      1996      1995      1994      1993
                                 ----      ----      ----      ----      ----
Average Sales per
 Company-owned Restaurant      $649,000  $601,000  $577,000  $558,000  $547,000
Number of Restaurants
 Total Open at Beginning of Year    231       178       142       120        91
 Newly-Opened and Re-Opened          37        30        31        20        10
 Purchased from Franchisees          --        28         6        13        20
 Sold or Closed                     (12)       (5)       (1)      (11)       (1)
                                    ---       ---       ---       ---       ---
Total Open at Year End              256       231       178       142       120
                                    ---       ---       ---       ---       ---
                                    ---       ---       ---       ---       ---

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

    As of August 31, 1997, the Company had 1,424 franchised restaurants operating in 27 states and the Company had development agreements which contemplate the opening of 64 additional restaurants during fiscal 1998. However, the Company cannot give any assurance that the Company's franchisees will achieve that number of new restaurants for fiscal 1998. During fiscal 1997, the Company's franchisees opened 92 Sonic drive-in restaurants.

    FRANCHISE AGREEMENTS. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a graduated percentage of the gross revenues of the restaurant. In September of 1994, the Company began offering a new Number 6 License Agreement, which provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 5.0% as the level of gross revenues increases. Pursuant to the terms of existing area development agreements and the outstanding license option agreements described below, approximately 86% of all Sonic restaurants opening in fiscal 1998 will open under either the Number 5 License Agreement (13%) or the Number 5.1 License Agreement (73%). Those agreements each provide for a franchisee fee of $15,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 4.0% as the level of gross revenues increases. For fiscal 1997, the Company's average royalty rate equaled 2.7%. The Number 5 License Agreement provides for a term of 15 years, with an option to renew pursuant to the terms of the then current license agreement. The Number 5.1 License Agreement and the Number 6 License Agreement provide for a term of 20 years, with one 10-year renewal option. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

    Beginning in fiscal year 1999 and continuing through fiscal year 2010, a total of 886 franchised restaurants currently operating under the Number 4.2 License Agreement will have their royalty rates increase to the same rate as set forth in the Number 5 License Agreement. In addition, beginning in fiscal year 2000 and continuing through fiscal year 2010, the terms of the remaining Number 4 License Agreements will expire and the licensed restaurants either will cease operations or renew their licenses pursuant to the terms of the then current license agreement (currently the Number 6 License Agreement). The Company expects that the automatic conversion of the Number 4.2 License Agreements and the renewals of the expiring Number 4 License Agreements will result in an incremental increase in the Company's royalty revenues attributable to the change in royalty rate. For the 5-year period beginning in fiscal year 2000, the Company expects that process to generate in excess of $10 million in incremental royalty revenue, which will build in a stair-stepped fashion. The actual amount of revenue will depend on a number of factors, including (among others) the average unit volumes of the affected restaurants and the extent to which the expiring Number 4 License Agreements in fact renew and convert to the Number 6 License Agreement.

    DEVELOPMENT AGREEMENTS. The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While existing franchisees continue to expand on a single restaurant basis, approximately 46% of the new franchised restaurants opened during fiscal 1997 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

    During fiscal 1997, the Company entered into 16 new area development agreements calling for the opening of 86 Sonic drive-in restaurants during the next six years. As of August 31, 1997, the Company had a total of 50 area development agreements in effect, calling for the development of 216 additional Sonic drive-in restaurants during the next six years. Of the 55 restaurants scheduled to open during fiscal 1997 under area development agreements in place at the beginning of that fiscal year, 42 (or 76%) opened during the period.

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

    OPTION AGREEMENTS. In connection with the Company's introduction of a new Number 6 License Agreement in fiscal 1995, the Company offered its existing franchisees the opportunity to acquire options to purchase the Number 5.1 License Agreement for new Sonic drive-in restaurants developed by the franchisee (the "Number 5.1 Options"). The Number 5.1 License Agreement has a lower initial franchise fee and royalty rate than the Number 6 License Agreement. All outstanding Number 5.1 Options have terms ending on December 31, 1997, with the right to renew for up to three additional years upon the payment of $1,000 on each anniversary date of the option. Unlike the area development agreements described above, the options do not cover any specific location. The Company currently is not offering additional option agreements to its franchisees and, as the options expire or the franchisees exercise them, the number of outstanding options will decrease over time. As of August 31, 1997, the Company had 163 Number 5.1 Options outstanding.

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

    FRANCHISEE FINANCING. The Company has entered into an agreement with Franchise Finance Company of America ("FFCA"), pursuant to which FFCA may make loans to Sonic franchisees who meet certain underwriting criteria set by FFCA. Under the terms of the agreement with FFCA, the Company may provide a guaranty of 10% of the outstanding balance of a loan from FFCA to a Sonic franchisee. The Company retains the absolute right to determine which loans it will guarantee and to impose any conditions the Company may deem appropriate.

    The Company also has entered into agreements with NationsBank, N.A. and STI Credit Corporation, pursuant to which each of those lenders may provide financing for the Company's franchisees to implement the retrofit of their existing restaurants. Under the terms of those agreements, the Company has given each lender a limited guaranty of up to $250,000 with regard to all loans made pursuant to the terms of each agreement with the lenders.

    FRANCHISEE TRAINING. Each franchisee must have at least one individual working full time at the Sonic drive-in restaurant who has completed the Sonic Management Development Program before opening or operating the Sonic drive-in restaurant. The program consists of six weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, quick service, cleanliness of restaurants, and consistency of service.

    FRANCHISEE SUPPORT. In addition to training, advertising and food purchasing cooperatives, and marketing programs, the Company provides various other services to its franchisees. Those services include (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (3) financing through third party sources to qualified franchisees for purchasing restaurant equipment; and (4) one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio. The Company's field services organization consists of 16 field representatives, five field marketing representatives, and four real estate directors and managers, all with responsibility for defined geographic areas. The field representatives provide operational services and support for the Company's franchisees, while the field marketing representatives assist the franchisees with point-of-sale and local marketing programs. The real estate directors and managers assist the franchisees with the identification of trade areas for new restaurants, the franchisees' selection of sites for their restaurants, and the approval of those sites by the Company.

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

                                 1997      1996      1995      1994      1993
                                 ----      ----      ----      ----      ----
Average Sales Per
 Franchised Restaurant         $720,000  $657,000  $620,000  $592,000  $568,000
Number of Restaurants:
 Total Open at Beginning
  of Year                         1,336     1,286     1,227     1,154     1,100
 New Restaurants                     92        81        80        80        82
 Sold to the Company                 --       (28)       (6)      (13)      (20)
 Purchased from the Company           5         4         1        10        --
 Closed and Terminated,
  Net of Re-openings                 (9)       (7)      (16)       (4)       (8)
                                  -----     -----     -----     -----     -----
Total Open at Year End            1,424     1,336     1,286     1,227     1,154
                                  -----     -----     -----     -----     -----
                                  -----     -----     -----     -----     -----

EQUIPMENT SALES

    In fiscal 1996, the Company sold its restaurant equipment division and discontinued that operation. As a result, the Company had no revenues from equipment sales during fiscal 1997, compared to approximately $3.7 million during fiscal 1996 (an amount equal to 2.5% of the Company's total consolidated revenues) and approximately $9.1 million (or 7.3% of total consolidated revenues) for fiscal 1995.

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

EMPLOYEES

    As of August 31, 1997, the Company had 198 full-time employees. No collective bargaining agreement covers any of its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed 692 full-time and 7,134 part-time employees as of August 31, 1997, none of whom constitute employees of the Company. The Company believes that it has good labor relations with its employees.

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

ITEM 2.  PROPERTIES
-------  ----------

    Of the 256 Company-owned restaurants operating as of August 31, 1997, the Company operated 119 of them on property leased from third parties and 137 of them on property owned by the Company. The leases expire on dates ranging from 1998 to 2017, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some leases call for additional rentals based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes.

    The Company has its principal office located in approximately 50,000 square feet of leased office space in Oklahoma City, Oklahoma, at an effective annual rental rate of $9.15 per square foot. The lease for that property expires in October of 2002. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma, at an annual rental rate of $3.75 per square foot. The Company believes that its leased office and warehouse space provides an adequate amount of space and will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    Except as set forth below, the Company does not have any material legal proceedings pending against the Company, any of its subsidiaries, or any of their properties.

    In July of 1996, the Company filed an appeal with the Texas Supreme Court in a case involving L & G Restaurants, Inc., Lucky Ott, and William Owen.
The appeal seeks to reverse the ruling of the court of appeals which reinstated a jury verdict against Sonic Land Corporation for tortious interference with contract in that case. The damages, as originally found by the jury and reinstated by the appellate court, consist of actual damages of $52,500 for Mr. Ott and $729,070 for Mr. Owen, as well as punitive damages of $500,000 for Mr. Ott and $500,000 for Mr. Owen. The appellate court affirmed that part of the previous judgment notwithstanding the verdict which threw out the jury's original finding that Sonic Land Corporation had violated the Texas Deceptive Trade Practices Act. In addition, the appellate court itself threw out a $32,000 claim by Carolyn Ott for intentional infliction of emotional distress by Sonic Restaurants, Inc. The Company continues to believe that the findings of the jury had no merit, and will continue to defend its position vigorously during the appellate process. However, the Company cannot guarantee that the Texas Supreme Court will decide to review the case or, if it does, that the Company will receive a favorable outcome from the appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    The Company did not submit any matter during the fourth quarter of the Company's last fiscal year to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
--------  ---------------------------------

IDENTIFICATION OF EXECUTIVE OFFICERS

    The following table identifies the executive officers of the Company.

NAME                 AGE  POSITION                             OFFICER SINCE
----                 ---  --------                             -------------

J. Clifford Hudson    43  President, Chief Executive           June of 1985
                           Officer and Director
Kenneth L. Keymer     49  President of Sonic Industries Inc.   August of 1996
Michael R. Shumsky    46  President of Sonic Restaurants,      October of 1994
                           Inc.
Pattye T. Moore       39  Senior Vice President of Marketing   June of 1992
                           and Brand Development
Ronald L. Matlock     46  Vice President, General Counsel      April of 1996
                           and Secretary
W. Scott McLain       35  Vice President of Finance,           April of 1996
                           Treasurer and Chief Financial
                           Officer
Stephen C. Vaughan    31  Vice President and Controller        January of 1996
Diane C. Dolan        35  Vice President of Administration     August of 1996
                           and Corporate Human Resources
Donald E. Foringer    45  Vice President of Information        August of 1997
                           Technology
Stanley S. Jeska      57  Vice President of Franchise          September of 1993
                           Development of Sonic Industries Inc.
Andrew G. Ritger, Jr. 40  Vice President of Purchasing of      January of 1996
                           Sonic Industries Inc.
Warner Van Sciver     58  Vice President of Franchise          April of 1988
                           Relations of Sonic Industries Inc.
Frank B. Young, Jr.   46  Vice President of Operations of      October of 1994
                           Sonic Restaurants, Inc.

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

    Michael R. Shumsky has served as President and a director of Sonic Restaurants, Inc., the Company's restaurant operations subsidiary, since October of 1994. Prior to joining the Company, Mr. Shumsky spent 15 years with Taco Bell, serving most recently as a Zone Vice President in Atlanta, Georgia.

    Pattye T. Moore has served as Senior Vice President of Marketing and Brand Development of the Company since April of 1996. From August of 1995 until April of 1996, Mrs. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June of 1992 to August of 1995.

    Ronald L. Matlock has served as Vice President, General Counsel and Secretary of the Company since April of 1996. Prior to joining the Company, Mr. Matlock practiced law from January of 1995 to April of 1996 with the Matlock Law Firm in Oklahoma City, Oklahoma, concentrating in corporate, securities and franchise law. From November of 1987 to December of 1994, Mr. Matlock was a shareholder and director of the law firm of Hastie & Kirschner in Oklahoma City, Oklahoma.

    W. Scott McLain has served as Vice President of Finance, Chief Financial Officer, and Treasurer of the Company since August of 1997. From April of 1996 to August of 1997, he served as Vice President of Finance and Treasurer of the Company. From August of 1993 until joining the Company, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas. From March of 1991 until August of 1993, he served as a Manager - Corporate Recovery for Price Waterhouse in Dallas, Texas.

    Stephen C. Vaughan has served as Vice President and Controller of the Company since August of 1997 and as Controller of the Company since January of 1996. Mr. Vaughan joined the Company in March of 1992 as an internal auditor and became Assistant Controller of the Company in March of 1993.

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

    Donald E. Foringer has served as Vice President of Information Technology since August of 1997. Prior to joining the Company, Mr. Foringer served as the Director of Information Services for Del Taco, Inc. of Laguna Hills, California. From May of 1992 until joining Del Taco, Inc. in January of 1993, Mr. Foringer served as a general partner of Novare Group of Newport Beach, California, a retail systems consulting firm.

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

    Warner L. Van Sciver has served as Vice President of Franchise Relations for Sonic Industries Inc. since April of 1997. From April of 1988 to April of 1997, Mr. Van Sciver served as Vice President of Franchise Services for Sonic Industries Inc.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------   ---------------------------------------------------------------------

MARKET INFORMATION

    The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq.

  QUARTER ENDED        HIGH      LOW     QUARTER ENDED         HIGH      LOW
  -------------        ----      ---     -------------         ----      ---
  November 30, 1995  $23.875   $20.125   November 30, 1996   $25.875   $21.000
  February 28, 1996   21.500    15.062   February 29, 1997    25.375    17.625
  May 31, 1996        24.062    18.750   May 31, 1997         20.250    12.625
  August 31, 1996     25.000    20.875   August 31, 1997      25.000    17.375

STOCKHOLDERS

    As of November 7, 1997, the Company had 279 record holders of its common stock. As of that date, the Company had approximately 2,600 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

    The Company did not pay any dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

    The following table sets forth selected financial data regarding the financial condition and operating results of the Company. One should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation," below, and the Company's Consolidated Financial Statements included elsewhere in this report.

                                                                   Year ended August 31,
                                                 ---------------------------------------------------------
                                                   1997         1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
INCOME STATEMENT DATA:
  Sales by Company-owned restaurants             $152,739     $120,700     $91,438     $72,629     $58,228
  Franchised restaurants:
    Franchise fees                                  1,702       1,453        1,409       1,144       1,513
    Franchise royalties                            26,764      23,315       20,392      14,703      12,872
    Equipment and sign sales                            -       3,743        9,076       9,602       9,797
  Other                                             2,813       1,919        1,445       1,626       1,380
----------------------------------------------------------------------------------------------------------
    Total revenues                                184,018     151,130      123,760      99,704      83,790
----------------------------------------------------------------------------------------------------------
  Cost of restaurant sales                        112,588      92,663       72,275      56,966      45,961
  Cost of equipment and sign sales                      -       3,101        7,354       7,775       8,082
  Selling, general and administrative              19,318      14,498       13,260      10,918       9,872
  Depreciation and amortization                    12,320       8,896        5,910       4,165       2,918
  Minority interest in earnings of
    restaurant partnerships                         7,558       4,806        3,259       2,723       2,640
  Provision for impairment of long-lived assets       266       8,627           71       4,153         246
----------------------------------------------------------------------------------------------------------
    Total expenses                                152,050     132,591      102,129      86,700      69,719
----------------------------------------------------------------------------------------------------------
  Income from operations                           31,968      18,539       21,631      13,004      14,071
  Interest expense                                  2,154       1,184        1,823       1,084         799
  Interest income                                    (596)       (708)        (409)       (308)       (383)
----------------------------------------------------------------------------------------------------------
  Income before income taxes                     $ 30,410    $ 18,063     $ 20,217     $12,228     $13,655
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
  Net income                                     $ 19,082    $ 11,244     $ 12,484     $ 7,643     $ 8,644
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
  Net income per share                           $   1.42    $   0.84     $   1.05     $  0.64     $  0.72
----------------------------------------------------------------------------------------------------------

  Weighted average shares outstanding              13,434      13,449       11,842      11,954      11,970

BALANCE SHEET DATA:
  Working capital                                $  3,509    $  3,491     $  4,249     $ 7,314     $ 7,383
  Property, equipment and capital leases, net     136,522     100,505       70,171      40,979      31,695
  Total assets                                    184,841     147,444      105,331      76,982      63,517
  Obligations under capital leases (including
   current portion)                                 9,183       9,808        6,274       6,823       5,836
  Long-term debt (including current portion)       37,633      12,401       24,902       6,419       1,243
  Stockholders' equity                            118,174     109,683       63,357      54,377      46,750

                                       14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  ---------------------------------------------------------------

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

                 PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA
                                   ($ IN THOUSANDS)

                                                        YEAR ENDED AUGUST 31,
                                                     --------------------------
                                                      1997      1996      1995
                                                     ------    ------    ------
 INCOME STATEMENT DATA:
 Revenues:
  Sales by Company-owned restaurants                  83.0%     79.9%     73.9%
  Franchised restaurants:
   Franchise fees and royalties                       15.5      16.4      17.6
   Equipment and sign sales                              -       2.5       7.3
  Other                                                1.5       1.2       1.2
                                                     ------    ------    ------
                                                     100.0%    100.0%    100.0%
                                                     ------    ------    ------
                                                     ------    ------    ------
 Costs and expenses:
  Company-owned restaurants (1)                       73.7%     76.8%     79.0%
  Equipment and sign sales (2)                           -      82.8      81.0
  Selling, general and administrative                 10.5       9.6      10.7
  Depreciation and amortization                        6.7       5.9       4.8
  Minority interest in earnings of restaurant
   partnerships (1)                                    4.9       4.0       3.6
  Provision for impairment of long-lived assets         .1       5.7        .1
 Income from operations                               17.4      12.3      17.5
 Net interest expense                                   .8        .3       1.1
 Net income                                           10.4%      7.4%     10.1%

                                             ----------------------------------
                                                1997         1996        1995
                                             ----------    --------    --------
 RESTAURANT OPERATING DATA:
 Company-owned restaurants:
  Core markets                                      165         158         128
  Developing markets                                 91          73          50
                                             ----------    --------    --------
  All markets (3)                                   256         231         178
 Franchised restaurants (3)                       1,424       1,336       1,286
                                             ----------    --------    --------
 Total                                            1,680       1,567       1,464
                                             ----------    --------    --------
                                             ----------    --------    --------
 System-wide sales                           $1,142,636    $984,784    $880,521
  Percentage increase (4)                          16.0%       11.8%       13.4%
 Average sales per restaurant:
  Company owned                                    $649        $601        $577
  Franchise                                         720         657         620
  System-wide                                       707         648         615
 Change in comparable restaurant sales (5):
    Company-owned restaurants:
        Core markets                               8.7%         5.9%        1.9%
        Developing markets                        (2.1)        (1.0)        1.9
                                             ----------    --------    --------
        All markets                                6.3%         4.9%        1.9%
    Franchise                                      8.5          5.1         3.9
    System-wide                                    8.0          5.0         3.6

----------------

(1) As a percentage of sales by Company-owned restaurants.
(2) As a percentage of equipment and sign sales.
(3) Number of restaurants open at end of year. (The allocation of Company-owned restaurants by core and developing markets differs from the table on page 2 because that table sets forth the numbers by state rather than by television market.)
(4) Represents percentage increase from the comparable period in the prior year.
(5) Represents percentage increase for restaurants open in both the reported and prior years.

    COMPARISON OF FISCAL 1997 TO FISCAL 1996. Total revenues increased 21.8% to $184.0 million in fiscal 1997 from $151.1 million in fiscal 1996. Sales by Company-owned restaurants increased 26.5% to $152.7 million in fiscal 1997 from $120.7 million in fiscal 1996. Of the $32.0 million increase in sales by Company-owned restaurants, $25.8 million was due to the net addition of 78 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 6.3% by stores open the full reporting periods of fiscal 1997 and fiscal 1996 accounted for $6.2 million of the increase. Franchise fee revenues increased to $1.7 million during fiscal 1997 as compared to $1.5 million during fiscal 1996, primarily resulting from the opening of 92 new franchise restaurants in fiscal 1997 versus 81 in fiscal 1996. Franchise royalties increased 14.8% to $26.8 million in fiscal 1997 compared to $23.3 million in fiscal 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $2.3 million and resulted from the franchise same store sales growth of 8.5% over fiscal 1996. Additional franchise restaurants in operation resulted in an increase in royalties of $1.1 million. The decrease in equipment sales was due to the sale of the restaurant equipment division in fiscal 1996. The increase in other revenues of approximately $0.9 million resulted primarily from the gain on the sale of the Company's minority interest in 10 restaurants. The sale of these interests is not expected to have a material impact on income in the future.

    Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 73.7% in fiscal 1997, compared to 76.8% in fiscal 1996. Management believes the improvement in restaurant operating margins resulted from (1) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the second quarter of fiscal 1996, (2) reductions in food and packaging costs due to consolidation of purchasing distribution functions and renegotiation of pricing terms, and
(3) improved operational
cost controls through the implementation of a standard ideal food cost program in fiscal 1996. The improvements mentioned above were partially offset by a minimum wage increase which was effective on October 1, 1996, and an increase in marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Another minimum wage increase became effective September 1, 1997 and is expected to have a negative impact on payroll and employee benefits expense of approximately one percentage point, as a percentage of sales by Company-owned restaurants. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 4.9% in fiscal 1997 as compared to 4.0% in fiscal 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

    Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.5% in fiscal 1997 compared with 9.6% in fiscal 1996. This increase resulted primarily from a provision for expected litigation costs of approximately $1 million recorded in fiscal 1997. Management expects selling, general and administrative expenses to decline in future periods, as a percentage of total revenues, because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $3.4 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1998.

    Income from operations increased to $32.0 million from $18.5 million in fiscal 1996. Excluding the provision for adoption of a new accounting standard recorded in fiscal 1996 and discussed below, income from operations increased 18.1%.

    Net interest expense increased to $1.6 million in fiscal 1997 from $0.5 million in fiscal 1996. This increase was the result of additional borrowings to partially fund the Company's capital additions of $48.6 million and stock repurchases of $11.4 million. The Company expects interest expense to continue to increase in fiscal 1998.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the period increased 15.2% to $19.1 million and earnings per share increased 15.4% to $1.42, excluding the after-tax effect of the provision for adoption of a new accounting standard recorded in fiscal 1996.

    COMPARISON OF FISCAL 1996 TO FISCAL 1995. Total revenues increased 22.1% to $151.1 million in fiscal 1996 from $123.8 million in fiscal 1995. Sales by Company-owned restaurants increased 32.0% to $120.7 million in fiscal 1996 from $91.4 million in fiscal 1995. Of the $29.3 million increase, $25.3 million was due to the net addition of 89 Company-owned restaurants since the beginning of fiscal 1995. Average sales increases of approximately 4.9% by stores open the full reporting periods of fiscal 1996 and fiscal 1995 accounted for $4.0 million of the increase. Franchise fee revenues increased to $1.5 million during fiscal 1996 as compared to $1.4 million during fiscal 1995. Franchise royalties increased 14.3% to $23.3 million in fiscal 1996, compared to $20.4 million in fiscal 1995. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.2 million and resulted from the franchise same store sales growth of 5.1% over fiscal 1995. Approximately $1.0 million of the $2.9 million increase resulted from the progressive nature of the Company's franchise agreements that require a higher royalty percentage as average monthly sales volumes increase. Additional franchise restaurants in operation resulted in an increase in royalties of $0.7 million. Restaurant equipment sales decreased 58.8% to $3.7 million in fiscal 1996 from $9.1 million in fiscal 1995, because of the sale of the restaurant equipment division in the second quarter of fiscal 1996.

    Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 76.8% in fiscal 1996, compared to 79.0% in fiscal 1995. Management believes the improvement in restaurant operating margins resulted from (1) a 2.5% average price increase implemented during the second quarter of fiscal 1996, (2) reductions in the percentage of promotional discounting from standard menu prices, as a percentage of sales, of approximately 10%,
(3) reductions in cost of food and paper items due to declining beef prices and consolidation of purchasing distribution functions, and (4) improved operational cost controls through the implementation of a standard ideal food cost program. The improvements mentioned above were partially offset by an increase in marketing expenditures which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Management bonuses also increased, as a percentage of sales, due largely to the improved operating margins. Minority interest in earnings of restaurant partnerships increased, as a percentage of sales by Company-owned restaurants, to 4.0% in fiscal 1996 as compared to 3.6% in fiscal 1995. This increase occurred primarily due to the improvements in operating margins discussed above.

    Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.6% in fiscal 1996 compared with 10.7% in fiscal 1995. That decrease occurred as a result of the increase in the number of Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $3.0 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades.

    Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets To Be Disposed Of" (SFAS 121). The provision for adoption of SFAS 121 was $8.5 million ($5.3 million after-tax or $.39 per share). For an additional explanation of this provision, see Note 2 in the Notes To Consolidated Financial Statements.

    Income from operations decreased to $18.5 million from $21.6 million in fiscal 1995. Excluding the provision for impairment of long-lived assets discussed above, income from operations increased 25.2% to $27.1 million.

    Net interest expense decreased to $0.5 million in fiscal 1996 from $1.4 million in fiscal 1995. This decrease was the result of the pay down on the revolving credit facility with the proceeds from a secondary stock offering, as well as increased interest income from the investment of excess offering proceeds during the year.

    Provision for income taxes reflects an effective federal and state tax rate of 37.75% for fiscal 1996, compared to 38.25% for the comparable period in fiscal 1995. Net income for the period increased 32.7% to $16.6 million and earnings per share increased 17.1% to $1.23, excluding the after-tax effect of the provision for impairment of long-lived assets discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

    During fiscal 1997, the Company opened 37 new restaurants, closed seven restaurants, and sold five restaurants to franchisees. The Company funded total capital additions for fiscal 1997 of $48.6 million (which included the cost of newly-opened restaurants, restaurants under construction, new furniture and equipment for existing restaurants and corporate use) internally from cash generated by operating activities, through borrowings under the Company's line of credit and through the use of capital leases. During fiscal 1997, the Company elected to own the real estate on 34 of the 37 newly-constructed restaurants. The Company expects to own the land and building for approximately 80% of its future newly-constructed restaurants. In addition to the capital expenditures mentioned above, the Company repurchased 799,500 shares of common stock for approximately $11.4 million during fiscal 1997 with funds from the Company's line of credit. The Company may purchase additional shares of its common stock in the future when appropriate and justified by market conditions at the time.

    In June 1997, the Company entered into an agreement with a group of banks to increase its existing $60 million line of credit to $80 million. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants and for other general corporate purposes. As of August 31, 1997, the Company's outstanding borrowings under the line of credit were $37 million as well as $0.1 million in outstanding letters of credit. The available line of credit as of August 31, 1997 was $42.9 million. As of August 31, 1997, the Company's total cash balance of $7.3 million reflected the impact of the line of credit activity, the treasury stock purchases, and capital expenditures mentioned above.

    The Company expects capital expenditures of approximately $50 million in fiscal 1998, excluding potential acquisitions. These capital expenditures are primarily for the development of additional Company-owned stores, remodeling of Company-owned stores and enhancements to existing financial and operating information systems. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations as well as borrowings under the line of credit will be sufficient to meet the Company's needs for the foreseeable future.

IMPACT OF INFLATION

    Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During fiscal 1997, however, Company-owned restaurants increased prices due primarily to higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

    The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second quarter, comprising the months of December, January and February, will generally be lower than its other quarters due to the climate of the locations of a number of its restaurants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

    The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  -----------------------------------------------------------------

    No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.


                                       PART III

    Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1997.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                          Pages
                                                                          -----
    Report of Independent Auditors                                          F-1
    Consolidated Balance Sheets at August 31, 1997 and 1996                 F-2
    Consolidated Statements of Income for each of the three years
     in the period ended August 31, 1997                                    F-4
    Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended August 31, 1997                        F-5
    Consolidated Statements of Cash Flows for each of the three years
     in the period ended August 31, 1997                                    F-6
    Notes to Consolidated Financial Statements                              F-8

FINANCIAL STATEMENT SCHEDULES

    The Company has included the following schedules immediately following this Item 14:

                                                                           Page
                                                                           ----
         Schedule II    -    Valuation and Qualifying Accounts             F-29

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

    3.03. Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit
              99.1 to the Company's Form 8-K filed on June 17, 1997.

    3.04. Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.

    4.01. Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     4.02. Specimen Certificate for Rights, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.

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

    10.07. Form of General Partnership Agreement, Limited Liability Company Operating Agreement, Partnership Master Agreement, and Limited Liability Company Master Agreement.

    10.08. 1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.09. 1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.10. 1991 Sonic Corp. Directors' Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended August 31, 1991.*

    10.11. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.12. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.13. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*

    10.14. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*

    10.15. Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended August 31, 1996.*

    10.16. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company.*

    10.17. Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

    10.18. First Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

    10.19. Second Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

    10.20. Third Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company's Form 10-Q for the fiscal quarter ended May 31, 1997.

    21.01. Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.01 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

    23.01.    Consent of Independent Auditors.

    24.01.    Power of Attorney.

    27.01.    Financial Data Schedule

REPORTS ON FORM 8-K

    The Company filed a Form 8-K on June 17, 1997, to report the declaration of a dividend distribution of one right for each outstanding share of common stock of the Company. Upon the occurrence of certain specified events, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock, par value $.01 per share, at a price of $85 per one-one thousandth share, subject to adjustment. The description and terms of the rights appear in the Rights Agreement listed above as Exhibit 3.04.

                            Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, in fiscal year 1996 Sonic Corp. changed its method of accounting for impairment of long-lived assets by adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




                                              ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 17, 1997

                                     Sonic Corp.

                             Consolidated Balance Sheets


                                                           AUGUST 31,
                                                       1997         1996
                                                     ---------------------
                                                        (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                          $  7,334     $  7,706
  Accounts and notes receivable, net (NOTE 4)           5,890        5,229
  Refundable income taxes                               2,489            -
  Net investment in direct financing and
   sales-type leases (NOTE 6)                             856          783
  Inventories                                           1,239        1,868
  Deferred income taxes (NOTE 11)                         100          110
  Prepaid expenses and other                              791          481
                                                     ---------------------
Total current assets                                   18,699       16,177



Notes receivable, net (NOTE 4)                          3,314        3,063


Net investment in direct financing and sales-type
 leases (NOTE 6)                                        3,361        3,421


Deferred income taxes (NOTE 11)                             -        2,184


Property, equipment and capital leases, net
 (NOTES 2, 6 AND 7)                                   136,522      100,505


Intangibles and other assets, net (NOTE 5)             22,945       22,094
                                                     ---------------------
Total assets                                         $184,841     $147,444
                                                     ---------------------
                                                     ---------------------

                                     Sonic Corp.

                                                                AUGUST 31,
                                                             1997        1996
                                                           --------------------
                                                              (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  4,635    $  2,904
  Deposits from franchisees                                     780         601
  Accrued liabilities (NOTE 8)                                8,629       7,841
  Obligations under capital leases due within
   one year (NOTE 6)                                          1,030         823
  Long-term debt due within one year (NOTE 9)                   116         517
                                                           --------------------
Total current liabilities                                    15,190      12,686

Obligations under capital leases due after
 one year (NOTE 6)                                            8,153       8,985
Long-term debt due after one year (NOTE 9)                   37,517      11,884
Other noncurrent liabilities (NOTE 10)                        5,051       4,206
Deferred income taxes (NOTE 11)                                 756           -
Commitments and contingencies (NOTES 3, 6, 14 AND 15)

Stockholders' equity (NOTE 12):
  Preferred stock, par value $.01; 1,000,000 shares
   authorized; none outstanding                                   -           -
  Common stock, par value $.01; 40,000,000 shares
   authorized; shares issued--13,531,593 in 1997 and
   13,475,078 in 1996                                           135         135
  Paid-in capital                                            59,891      59,107
  Retained earnings                                          69,666      50,584
                                                           --------------------
                                                            129,692     109,826
  Treasury stock, at cost;  807,080 shares in 1997 and
   7,580 shares in 1996                                     (11,518)       (143)
                                                           --------------------
Total stockholders' equity                                  118,174     109,683
                                                           --------------------
Total liabilities and stockholders' equity                 $184,841    $147,444
                                                           --------------------
                                                           --------------------
SEE ACCOMPANYING NOTES.

                                     Sonic Corp.

                          Consolidated Statements of Income

                                                   YEAR ENDED AUGUST 31,
                                                1997       1996       1995
                                              ------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Sales by Company-owned restaurants          $152,739   $120,700   $ 91,438
  Franchised restaurants:
    Franchise fees                               1,702      1,453      1,409
    Franchise royalties                         26,764     23,315     20,392
    Equipment and sign sales (NOTE 1)                -      3,743      9,076
  Other                                          2,813      1,919      1,445
                                              ------------------------------
                                               184,018    151,130    123,760

Costs and expenses:
  Company-owned restaurants:
    Food and packaging                          43,661     37,463     30,073
    Payroll and other employee benefits         42,508     34,555     27,265
    Other operating expenses                    26,419     20,645     14,937
                                              ------------------------------
                                               112,588     92,663     72,275

  Equipment and sign cost of sales (NOTE 1)          -      3,101      7,354
  Selling, general and administrative           19,318     14,498     13,260
  Depreciation and amortization                 12,320      8,896      5,910
  Minority interest in earnings of
   restaurant partnerships                       7,558      4,806      3,259
  Provision for impairment of long-lived
   assets (NOTE 2)                                 266      8,627         71
                                              ------------------------------
                                               152,050    132,591    102,129
                                              ------------------------------
Income from operations                          31,968     18,539     21,631

Interest expense                                 2,154      1,184      1,823
Interest income                                   (596)      (708)      (409)
                                              ------------------------------
Net interest expense                             1,558        476      1,414
                                              ------------------------------
Income before income taxes                      30,410     18,063     20,217

Provision for income taxes (NOTE 11)            11,328      6,819      7,733
                                              ------------------------------
Net income                                    $ 19,082   $ 11,244   $ 12,484
                                              ------------------------------
                                              ------------------------------
Net income per share (NOTE 12)                $   1.42   $    .84   $   1.05
                                              ------------------------------
                                              ------------------------------
Weighted average shares outstanding (NOTE 12)   13,434     13,449     11,842
                                              ------------------------------
                                              ------------------------------

SEE ACCOMPANYING NOTES.

                                     Sonic Corp.

                   Consolidated Statements of Stockholders' Equity

                                       COMMON STOCK                          TREASURY STOCK
                                     ----------------    PAID-IN  RETAINED  ----------------
                                     SHARES    AMOUNT    CAPITAL  EARNINGS  SHARES    AMOUNT
                                     -------------------------------------------------------
                                                          (IN THOUSANDS)

Balance at August 31, 1994            7,926     $ 79     $28,152   $26,856     28   $   (710)

Exercise of common stock options        134        1       2,244         -      -          -
Purchase of treasury stock                -        -           -         -    400     (5,749)
Three-for-two stock split, including
 $1 paid in cash for fractional
 shares (NOTE 12)                     4,020       41         (41)        -      -          -
Net income                                -        -           -    12,484      -          -
                                     -------------------------------------------------------
Balance at August 31, 1995           12,080      121      30,355    39,340    428     (6,459)

Exercise of common stock options        154        2       2,037         -      -          -
Purchase of treasury stock                -        -           -         -      8       (143)
Sale of common stock (NOTE 12)        1,241       12      26,715         -   (428)     6,459
Net income                                -        -           -    11,244      -          -
                                     -------------------------------------------------------
Balance at August 31, 1996           13,475      135      59,107    50,584      8       (143)

Exercise of common stock options         57        -         784         -      -          -
Purchase of treasury stock                -        -           -         -    799    (11,375)
Net income                                -        -           -    19,082      -          -
                                     -------------------------------------------------------
Balance at August 31, 1997           13,532     $135     $59,891   $69,666    807   $(11,518)
                                     -------------------------------------------------------
                                     -------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                     Sonic Corp.

                        Consolidated Statements of Cash Flows


                                                   YEAR ENDED AUGUST 31,
                                              1997         1996          1995
                                            ----------------------------------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $ 19,082     $ 11,244     $ 12,484
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                                10,099        7,166        4,689
  Amortization                                 2,221        1,730        1,221
  Gains on dispositions of assets             (1,491)        (309)         (52)
  Amortization of franchise and
   development fees                           (1,702)      (1,453)      (1,409)
  Franchise and development fees collected     1,768        1,460        1,376
  Provision (credit) for deferred
   income taxes                                2,950       (1,905)         370
  Provision for impairment of long-lived
   assets                                        266        8,627           71
  (Increase) decrease in operating assets:
    Accounts and notes receivable                 (5)        (380)        (448)
    Refundable income taxes                   (2,489)           -            -
    Inventories and prepaid expenses
     and other                                    62         (766)        (331)
  Increase (decrease) in operating
   liabilities:
    Accounts payable                           1,709        1,213         (741)
    Accrued and other liabilities              1,649        2,154        2,209
    Other                                         24           74          100
                                            ----------------------------------
Total adjustments                             15,061       17,611        7,055
                                            ----------------------------------
Net cash provided by operating activities     34,143       28,855       19,539

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment          (48,048)     (41,107)     (34,208)
Investment in direct financing leases           (935)      (1,235)      (1,016)
Collections on direct financing leases           922          987          902
Proceeds from dispositions of assets           3,025        2,450          346
Increase in intangibles and other assets:
  Goodwill resulting from acquisitions
   of restaurants                                  -       (5,964)        (181)
  Other                                       (3,455)      (1,721)      (1,592)
                                            ----------------------------------
Net cash used in investing activities        (48,491)     (46,590)     (35,749)


(CONTINUED ON FOLLOWING PAGE)

                                     Sonic Corp.

                                                   YEAR ENDED AUGUST 31,
                                              1997          1996         1995
                                            ----------------------------------
                                                       (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings          $ 59,750     $ 11,500      $18,250
Payments on long-term debt                   (34,542)     (24,250)        (222)
Purchases of treasury stock                  (11,375)          (4)      (4,054)
Payments on capital lease obligations           (641)        (669)        (549)
Exercises of stock options                       784        1,900          550
Proceeds from sale of common stock                 -       33,186            -
                                            ----------------------------------
Net cash provided by financing activities     13,976       21,663       13,975
                                            ----------------------------------
Net increase (decrease) in cash and cash
 equivalents                                    (372)       3,928       (2,235)

Cash and cash equivalents at beginning
 of the year                                   7,706        3,778        6,013
                                            ----------------------------------
Cash and cash equivalents at end
 of the year                                $  7,334     $  7,706      $ 3,778
                                            ----------------------------------
                                            ----------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $  2,254     $  1,369      $ 1,794
  Income taxes (net of refunds)               11,942        8,192        5,581
Additions to capital lease obligations           569        4,203            -
Purchases of treasury stock in connection
 with exercises of stock options                   -          139        1,695

SEE ACCOMPANYING NOTES.

                                     Sonic Corp.

                      Notes to Consolidated Financial Statements

                            August 31, 1997, 1996 and 1995

                          (In Thousands, Except Share Data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Sonic Corp. (the "Company") operates and franchises a chain of quick-service drive-in restaurants in the United States. In addition, the Company sells and leases restaurant equipment and signs. In February 1997, the Company sold, for cash, its minority investment in 10 restaurants and recognized a pre-tax gain of $1,145. In February 1996, the Company sold its restaurant equipment division, including restaurant equipment inventories of approximately $1,500, for $1,747 in cash and recognized a pre-tax gain of $250. The Company grants credit to its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

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

INVENTORIES

Inventories consist principally of food and supplies which are carried at the lower of cost (first-in, first-out basis) or market and used restaurant equipment held for sale which is carried at the lower of weighted average cost or market.

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

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $6,983, $4,956 and $4,204 for the years ended August 31, 1997, 1996 and 1995, respectively.

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each year (NOTE
12).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted by the Company in the reporting period ended February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined that the impact of SFAS 128 on the calculation of earnings per share for the years ended August 31, 1997, 1996 and 1995 would not be material.

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

($3,560 after-tax or $.26 per share) related to restaurants and other assets held for disposal with an estimated sales value, net of related costs to sell of $2,651 and $2,821 ($1,756 after-tax or $.13 per share) related to restaurants to be held and used. The difference in the Company's previous policy and fair value under SFAS 121 for assets held for disposal at the beginning of the fourth quarter of fiscal year 1996 was not material. Certain of these properties with a carrying value of $1,207 were disposed of in fiscal 1997 with net proceeds to the Company of $1,258. The Company plans to dispose of the remaining assets during fiscal year 1998 and has estimated the sales value, net of related costs to sell, at approximately $1,400. The initial charge upon adoption primarily relates to the write-down of certain restaurants to fair value consistent with the earnings expectations of each restaurant using discounted estimated future cash flows. Considerable management judgment is necessary to estimate future discounted cash flows. Accordingly, actual results could vary significantly from management's estimates. The evaluation for impairment is done for each individual restaurant, rather than all restaurants as a group. The initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. Prior to adoption of this new standard, a write-down of a restaurant only took place when a decision was made to close or dispose of the restaurant.

3. RESTAURANT TRANSACTIONS WITH RELATED PARTY

In March 1994, the Company entered into an agreement with a director and former officer of the Company in connection with his leaving the Company and returning to his career as a Sonic franchisee. Under that agreement, the director exchanged certain rights under his employment agreement, including the right to purchase six existing Sonic restaurants, for the right to purchase the Company's interest in two existing Sonic restaurants (with financing provided by the Company) and to acquire certain development rights for future Sonic restaurants. As part of the agreement, the Company also agreed to assist the director with obtaining development financing for up to six Sonic restaurants. Since March 1994, the Company has entered into certain agreements with the director and the director's lender which provide that in the event of a default by the director under the terms of the director's restaurant development loans (aggregating $3,556 as of August 31, 1997 and $3,460 as of August 31, 1996), the Company is required to purchase the collateral (shares of the Company's common stock and real estate related to Sonic restaurants) securing the director's loans at fair market value as specified in the repurchase agreements. At August 31, 1997, the Company's repurchase obligations under these agreements expire in 1999 ($1,567), 2000 ($82) and 2001 ($1,907).

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

4. ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following at August 31, 1997 and 1996:

                                                       1997        1996
                                                     --------------------
Trade receivables                                    $ 3,208      $ 2,878
Notes receivable--current                                874          846
Other                                                  1,907        1,638
                                                     --------------------
                                                       5,989        5,362
Less allowance for doubtful accounts and
 notes receivable                                         99          133
                                                     --------------------
                                                     $ 5,890      $ 5,229
                                                     --------------------
                                                     --------------------

Notes receivable--noncurrent                         $ 3,488      $ 3,193
Less allowance for doubtful notes receivable             174          130
                                                     --------------------
                                                     $ 3,314      $ 3,063
                                                     --------------------
                                                     --------------------

5. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following at August 31, 1997 and 1996:

                                                       1997        1996
                                                     --------------------
Trademarks, trade names, and other goodwill          $21,124      $20,945
Franchise agreements                                   1,870        1,870
Other intangibles and other assets                     6,547        3,775
                                                     --------------------
                                                      29,541       26,590
Less accumulated amortization                          6,596        4,496
                                                     --------------------
                                                     $22,945      $22,094
                                                     --------------------
                                                     --------------------

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

6. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land portions of these leases are classified as operating leases and expire over the next six years. The buildings and equipment portions of these leases are classified principally as direct financing or sales-type leases and expire principally over the next six years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Some leases contain escalation clauses over the lives of the leases.

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next fourteen years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

DIRECT FINANCING AND SALES-TYPE LEASES

Components of net investment in direct financing and sales-type leases are as follows at August 31, 1997 and 1996:

                                                          1997        1996
                                                         ------------------
Minimum lease payments receivable                        $5,441      $5,670
Less unearned income                                      1,224       1,466
                                                         ------------------
Net investment in direct financing and
 sales-type leases                                        4,217       4,204
Less amount due within one year                             856         783
                                                         ------------------
Amount due after one year                                $3,361      $3,421
                                                         ------------------
                                                         ------------------

Minimum lease payments receivable for each of the five years after August 31, 1997 are $1,367 in 1998, $1,249 in 1999, $1,013 in 2000, $807 in 2001, $611 in
2002 and $394 thereafter. Initial direct costs incurred in the negotiation and consummation of direct financing and sales-type lease transactions have not been material during fiscal years 1997 and 1996. Accordingly, no portion of unearned income has been recognized to offset those costs.

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

6. LEASES (CONTINUED)

Other revenues include $768, $1,340 and $1,163 for the years ended August 31, 1997, 1996 and 1995, respectively, related to sign lease transactions that have been accounted for as sales-type leases.

CAPITAL LEASES

Components of obligations under capital leases are as follows at August 31, 1997 and 1996:

                                                           1997      1996
                                                         ------------------
Total minimum lease payments                             $14,793    $16,701
Less amount representing interest                          5,610      6,893
                                                         ------------------
Present value of net minimum lease payments                9,183      9,808
Less amount due within one year                            1,030        823
                                                         ------------------
Amount due after one year                                $ 8,153    $ 8,985
                                                         ------------------
                                                         ------------------

Maturities of these obligations under capital leases, including interest, at rates averaging approximately 12% in 1997 and 13% in 1996 and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                        OPERATING   CAPITAL
                                                        ---------   -------
   Year ending August 31:
     1998                                                $ 2,579    $ 1,960
     1999                                                  2,473      1,790
     2000                                                  2,403      1,505
     2001                                                  2,358      1,357
     2002                                                  2,241      1,283
     Thereafter                                           12,261      6,898
                                                         ------------------
                                                          24,315     14,793
     Less amount representing interest                         -      5,610
                                                         ------------------
                                                         $24,315    $ 9,183
                                                         ------------------
                                                         ------------------

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

6. LEASES (CONTINUED)

Total minimum lease payments do not include contingent rentals. Contingent rentals on capital leases were $387, $334 and $291 for the years ended August 31, 1997, 1996 and 1995, respectively.

Rent expense on all operating leases was $2,715, $2,443 and $1,918 for the years ended August 31, 1997, 1996 and 1995, respectively.

7. PROPERTY, EQUIPMENT AND CAPITAL LEASES

Property, equipment and capital leases consist of the following at August 31, 1997 and 1996:

                                                           1997      1996
                                                         ------------------
Home office:
  Land and leasehold improvements                        $  1,262  $  1,041
  Furniture and equipment                                  17,768    13,165
Restaurants, including those leased to others:
  Land                                                     33,739    24,184
  Buildings, including property held for disposition       53,582    38,013
  Equipment                                                47,884    31,702
                                                         ------------------
Property and equipment, at cost                           154,235   108,105
Less accumulated depreciation                              24,335    15,497
                                                         ------------------
Property and equipment, net                               129,900    92,608

Leased restaurant buildings and equipment under
 capital leases, including those held for sublease         10,101    10,809
Less accumulated amortization                               3,479     2,912
                                                         ------------------
Capital leases, net                                         6,622     7,897
                                                         ------------------
Property, equipment and capital leases, net              $136,522  $100,505
                                                         ------------------
                                                         ------------------

Property and equipment include land, buildings and equipment with a carrying amount of $2,734 at August 31, 1997 which were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $461 at August 31, 1997.

Property, equipment and capital leases also include assets held for disposal or sublease with aggregate net carrying amounts, exclusive of certain carrying costs reflected in liabilities, of $1,464 at August 31, 1997 and $3,571 at August 31, 1996.

                                     Sonic Corp.

                          (In Thousands, Except Share Data)


8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 1997 and 1996:

                                                          1997        1996
                                                         ------------------
Wages and other employee benefits (NOTE 13)              $1,383      $1,422
Income taxes payable (NOTE 11)                            1,560       2,635
Taxes, other than income taxes                            3,487       2,717
Accrued carrying costs for restaurant closings
 and disposals                                              370         592
Other                                                     1,829         475
                                                         ------------------
                                                         $8,629      $7,841
                                                         ------------------
                                                         ------------------

9. LONG-TERM DEBT

Long-term debt consists of the following at August 31, 1997 and 1996:

                                                          1997        1996
                                                         ------------------
Borrowings under line of credit (A)                      $37,000    $11,500
Non-interest bearing obligation, paid in 1997                  -        422
8.5% notes payable, due in monthly installments
 until 2011                                                  384        399
Other                                                        249         80
                                                         ------------------
                                                          37,633     12,401
Less long-term debt due within one year                      116        517
                                                         ------------------
Long-term debt due after one year                        $37,517    $11,884
                                                         ------------------
                                                         ------------------

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

9. LONG-TERM DEBT (CONTINUED)

(A) The Company has an agreement (as amended) with a group of banks which provides for a $80,000 line of credit expiring in July 2000. The agreement allows for annual renewal options, subject to approval by the banks, which has not currently been exercised by the Company. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.75% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 1997, the Company's effective borrowing rate was 7%. Under its line of credit, the Company may borrow up to $80,000 in the form of direct borrowings and letters of credit with a $2,000 sub-limit for letters of credit. As of August 31, 1997 there were $100 in letters of credit outstanding under the line of credit. Borrowings under the line of credit are subject to various restrictive financial covenants.

Maturities of long-term debt for each of the five years after August 31, 1997 are $116 in 1998, $117 in 1999, $37,069 in 2000, $21 in 2001, $23 in 2002 and
$287 thereafter.

10. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following at August 31, 1997 and 1996:

                                                          1997        1996
                                                         ------------------
Deferred area development fees                           $  495      $  608
Minority interest in consolidated restaurant
 partnerships                                             2,948       2,589
Accrued carrying costs for restaurant closings
 and disposals                                              756         870
Other                                                       852         139
                                                         ------------------
                                                         $5,051      $4,206
                                                         ------------------
                                                         ------------------

                                     Sonic Corp.

                          (In Thousands, Except Share Data)


11. INCOME TAXES

The provision for income taxes consists of the following:

                                                      YEAR ENDED AUGUST 31,
                                                    1997      1996      1995
                                                  ---------------------------
Current:
  Federal                                         $ 8,070    $8,371    $6,744
  State                                               308       353       619
                                                  ---------------------------
                                                    8,378     8,724     7,363

Deferred:
  Federal                                           2,847    (1,839)      357
  State                                               103       (66)       13
                                                  ---------------------------
                                                    2,950    (1,905)      370
                                                  ---------------------------
Provision for income taxes                        $11,328   $ 6,819    $7,733
                                                  ---------------------------
                                                  ---------------------------

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following:

                                                     YEAR ENDED AUGUST 31,
                                                    1997      1996      1995
                                                  ---------------------------
Amount computed by applying a tax rate of 35%     $10,643   $ 6,322    $7,076
State income taxes (net of federal income
 tax benefit)                                         267       187       411
Permanent differences in expenses for
 financial and income tax reporting
 purposes                                             (69)     (283)      (56)
Other                                                 487       593       302
                                                  ---------------------------
Provision for income taxes                        $11,328   $ 6,819    $7,733
                                                  ---------------------------
                                                  ---------------------------

                                     Sonic Corp.

                          (In Thousands, Except Share Data)

11. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities consist of the following at August 31, 1997 and 1996:

                                                                1997      1996
                                                             ------------------
Deferred tax assets:
 Property, equipment and capital leases                       $  499    $ 2,160
 Accrued litigation costs                                        338         18
 Investment in partnerships, including differences
  in capitalization and depreciation related to
  direct financing and sales-type leases and different
  year ends for financial and tax reporting purposes               -      1,095
 Allowance for doubtful accounts and notes receivable             98         94
 Other                                                           337         63
                                                             ------------------
                                                               1,272      3,430
 Valuation allowance                                               -          -
                                                             ------------------
Deferred tax assets                                            1,272      3,430

Less deferred tax liabilities:

 Accumulated amortization of license agreements,
  management contracts and other intangibles                     736        409

 Net investment in direct financing and
  sales-type leases, including differences
  related to capitalization and amortization                     890        639

 Investment in partnerships, including
  differences in capitalization and depreciation
  related to direct financing and sales-type
  leases and different year ends for financial
  and tax reporting purposes                                     299          -
 Other                                                             3         88
                                                             ------------------
Deferred tax liabilities                                       1,928      1,136
                                                             ------------------
Net deferred tax assets (liabilities)                        $  (656)   $ 2,294
                                                             ------------------
                                                             ------------------

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12. STOCKHOLDERS' EQUITY

In July 1995, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 4,019,321 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $.01. A total of $41 was reclassified from paid-in capital to common stock. All references in the accompanying consolidated financial statements to average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been restated to reflect the split.

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

STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Incentive Plan") and a Directors' Stock Option Plan (the "Directors' Plan"). Under the Incentive Plan, the Company is authorized to grant options to purchase up to 1,870,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. Under the Directors' Plan, the Company is authorized to grant options to purchase up to 225,000 shares of the Company's common stock to the Company's outside directors. The exercise price of the options to be granted is equal to the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Company's Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of termination of employment or ten years after the date of grant.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12. STOCKHOLDERS' EQUITY (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996, respectively: risk-free interest rates of 6.3% and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 39.9% and 29.5%; and a weighted average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended August 31 follows:

                                                     1997       1996
                                                   ------------------

               Pro forma net income                $18,435    $11,058
               Pro forma net income per share      $  1.37    $   .82

Because Statement 123 is applicable only to options granted subsequent to August 31, 1995, its pro forma effect will not be fully reflected until fiscal year 1998.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended August 31 follows:

                                                  1997                 1996                 1995
                                         -------------------  --------------------  --------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                                    EXERCISE              EXERCISE              EXERCISE
                                          OPTIONS    PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                         ---------------------------------------------------------------
Outstanding--beginning of year           1,014,890   $16.70    940,438             1,148,934
Granted                                    354,168    17.85    378,444               275,342
Exercised                                  (56,515)   13.87   (154,392)   $13.21    (190,321)    $11.80
Forfeited                                 (115,720)   17.45   (149,600)             (293,517)
                                         ---------           ---------             ---------
Outstanding--end of year                 1,196,823   $17.10  1,014,890    $16.70     940,438     $14.90
                                         ---------           ---------             ---------
                                         ---------           ---------             ---------

Exercisable at end of year                 589,264             406,533               381,981
                                         ---------           ---------             ---------
                                         ---------           ---------             ---------

Weighted average fair value of
 options granted during the year             $7.97               $7.34



A summary of the Company's options as of August 31, 1997 follows:

                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                           ------------------------------------   ---------------------
                                         Weighted
                                          Average      Weighted               Weighted
                                         Remaining     Average                Average
                             Number of  Contractual    Exercise   Number of   Exercise
Range of Exercise Prices      Options   Life (Yrs.)     Price      Options     Price
---------------------------------------------------------------   ---------------------
$10.00 to $14.67             302,022        6.0       $ 12.86      286,022    $ 12.84
$15.12 to $18.00             538,271        8.5         17.03      180,535      17.52
$19.25 to $24.32             356,530        8.5         20.49      122,707      19.91
                           ---------     --------    ---------    ---------   --------

$10.00 to $24.32           1,196,823        7.9       $ 17.10      589,264    $ 15.75
                           ---------     --------    ---------    ---------   --------
                           ---------     --------    ---------    ---------   --------

                                  Sonic Corp.

                       (In Thousands, Except Share Data)


12. STOCKHOLDERS' EQUITY (CONTINUED)

STOCKHOLDER RIGHTS PLAN

On June 16, 1997, the Company announced that its Board of Directors had adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights were issued to stockholders of record as of June 27, 1997 and expire on June 16, 2007.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85.00. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. At August 31, 1997, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

If any person becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, then each right not owned by a 15%-or-more stockholder or related parties will then entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's then current exercise price. In addition, if, after any person has become a 15%-or-more stockholder, the company is involved in a merger or other business combination transaction with another person in which the company does not survive or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price. Unless a triggering event occurs, the rights will not trade separately from the common stock.

The company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired.

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

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12. STOCKHOLDERS' EQUITY (CONTINUED)

agent holds the Restricted Stock. If the Company does not meet the performance criteria, the portion of the award tied to that criteria will not vest and the related shares are available for future awards. Upon vesting, the participant will have the right to receive certificates representing the shares of vested Restricted Stock.

During fiscal year 1996, the Company awarded 87,000 shares of Restricted Stock which vest over a three-year period if specified performance goals are met (no shares were awarded in fiscal year 1997). The Company did not meet the specified performance criteria in fiscal years 1997 and 1996 which resulted in 24,000 shares and 20,000 shares, respectively, not vesting. In addition, 10,000 shares were forfeited in fiscal year 1997 due to termination of employment. Shares applicable to awards which have not vested are not reflected as shares issued in the accompanying financial statements.

13. EMPLOYEE BENEFIT PLANS

SAVINGS AND PROFIT SHARING PLAN

The Company has a Savings and Profit Sharing Plan (the "Plan"), as amended, for eligible employees. Employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, participating employees may authorize payroll deductions up to 11% of their earnings. The Company may elect to contribute a percentage of participants' contributions to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $142, $114 and $101 were made by the Company during fiscal years ended 1997, 1996 and 1995, respectively. For fiscal year 1997, a discretionary contribution of $75 was accrued ($35 and $50 for fiscal years 1996 and 1995, respectively).

NET REVENUE INCENTIVE PLAN

The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee's salary may be paid in the form of a bonus. The Company accrued incentive bonuses of $804, $341 and $367 during fiscal years 1997, 1996 and 1995, respectively.

                                  Sonic Corp.

14. EMPLOYMENT AGREEMENTS

The Company has employment contracts with its President and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus (NOTE 13). These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $3,308 at August 31, 1997 due to loss of employment in the event of a change in control (as defined in the contracts).

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST QUARTER     SECOND QUARTER       THIRD QUARTER
                                             1997      1996      1997      1996       1997     1996
                                            ---------------------------------------------------------
Income statement data:
  Sales by Company-owned restaurants        $33,586   $25,444   $30,664   $23,274   $41,411   $33,642
  Franchised restaurants:
    Franchise fees                              270       262       541       553       460       287
    Franchise royalties                       6,557     5,810     5,404     4,894     6,620     5,717
    Equipment and sign sales (a)                  -     2,254         -     1,489         -         -
  Other                                         560       373     1,524       631       327       479
                                            ---------------------------------------------------------
  Total revenues                             40,973    34,143    38,133    30,841    48,818    40,125

  Company-owned restaurants:
    Food and packaging                        9,768     8,294     8,796     7,582    11,850    10,315
    Payroll and other employee benefits       9,804     7,628     9,039     7,061    11,229     8,941
    Other operating expenses                  6,103     4,472     5,625     4,327     6,530     5,348
                                            ---------------------------------------------------------
                                             25,675    20,394    23,460    18,970    29,609    24,604

  Equipment and sign cost of sales (a)            -     1,891         -     1,210         -         -
  Selling, general and administrative         3,886     3,299     5,264     3,375     4,960     3,776
  Depreciation and amortization               2,815     1,989     2,955     2,123     3,074     2,394
  Minority interest in earnings of
   restaurant partnerships                    1,357       794     1,084       615     2,437     1,800
  Provision for impairment of long-lived
   assets                                        23        22        15        27        15        16
                                            ---------------------------------------------------------
  Income from operations                      7,217     5,754     5,355     4,521     8,723     7,535

  Interest expense                              337       399       471       231       592       258
  Interest income                              (146)     (208)     (149)     (257)     (141)     (137)
                                            ---------------------------------------------------------
  Income before income taxes                 $7,026    $5,563    $5,033    $4,547    $8,272    $7,414
                                            ---------------------------------------------------------
                                            ---------------------------------------------------------
  Net income                                 $4,409    $3,463    $3,158    $2,831    $5,191    $4,615
                                            ---------------------------------------------------------
                                            ---------------------------------------------------------
  Net income per share (NOTE 12)               $.32      $.27      $.23      $.21      $.39      $.34
                                            ---------------------------------------------------------
                                            ---------------------------------------------------------


                                             FOURTH QUARTER          FULL YEAR
                                             1997      1996       1997      1996
                                            --------------------------------------
Income statement data:
  Sales by Company-owned restaurants        $47,078   $38,340   $152,739   $120,700
  Franchised restaurants:
    Franchise fees                              431       351      1,702      1,453
    Franchise royalties                       8,183     6,894     26,764     23,315
    Equipment and sign sales (a)                  -         -          -      3,743
  Other                                         402       436      2,813      1,919
                                            ---------------------------------------
  Total revenues                             56,094    46,021    184,018    151,130

  Company-owned restaurants:
    Food and packaging                       13,247    11,272     43,661     37,463
    Payroll and other employee benefits      12,436    10,925     42,508     34,555
    Other operating expenses                  8,161     6,498     26,419     20,645
                                            ---------------------------------------
                                             33,844    28,695    112,588     92,663

  Equipment and sign cost of sales (a)            -         -          -      3,101
  Selling, general and administrative         5,208     4,048     19,318     14,498
  Depreciation and amortization               3,476     2,390     12,320      8,896
  Minority interest in earnings of
   restaurant partnerships                    2,680     1,597      7,558      4,806
  Provision for impairment of long-lived
   assets (b)                                   213     8,562        266      8,627
                                            ---------------------------------------
  Income from operations                     10,673       729     31,968     18,539

  Interest expense                              754       296      2,154      1,184
  Interest income                              (160)     (106)      (596)      (708)
                                            ---------------------------------------
  Income before income taxes                $10,079   $   539    $30,410   $ 18,063
                                            ---------------------------------------
                                            ---------------------------------------
  Net income                                $ 6,324   $   335    $19,082   $ 11,244
                                            ---------------------------------------
                                            ---------------------------------------
  Net income per share (NOTE 12)               $.48      $.02      $1.42       $.84
                                            ---------------------------------------
                                            ---------------------------------------

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

    As of August 31, 1997 and 1996, carrying values approximate their estimated fair values.

    BORROWED FUNDS--Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

    As of August 31, 1997 and 1996, carrying values approximate their estimated fair values.

                                     Sonic Corp.

                   Schedule II - Valuation and Qualifying Accounts



                                        ADDITIONS      AMOUNTS
                           BALANCE AT   CHARGED TO    WRITTEN OFF              BALANCE
                           BEGINNING    COSTS AND    AGAINST THE                AT END
DESCRIPTION                 OF YEAR      EXPENSES     ALLOWANCE    RECOVERIES  OF YEAR
--------------------------------------------------------------------------------------
                                                   (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS AND NOTES
 RECEIVABLE
   Year ended:
     August 31, 1997        $  263       $  125        $ 115         $  -     $  273
     August 31, 1996        $  177       $  124        $  93         $ 55     $  263
     August 31, 1995        $  299       $   99        $ 226         $  5     $  177

ACCRUED CARRYING COSTS
 FOR RESTAURANT CLOSINGS
 AND DISPOSALS
   Year ended:
     August 31, 1997        $1,462       $   71        $ 407         $  -     $1,126
     August 31, 1996        $  370       $1,354        $ 262         $  -     $1,462
     August 31, 1995        $  596       $   60        $ 286         $  -     $  370

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 26th day of November, 1997.

                                 Sonic Corp.

                                 By: /s/ J. Clifford Hudson
                                     ----------------------------------------
                                     J. Clifford Hudson, President and Chief
                                      Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Signature                         Title                        Date
---------                         -----                        ----

/s/ J. Clifford Hudson            President, Chief             November 26, 1997
------------------------------     Executive Officer and
J. Clifford Hudson, Principal      Director
 Executive Officer


/s/ W. Scott McLain               Vice President, Chief        November 26, 1997
------------------------------     Financial Officer
W. Scott McLain, Principal         and Treasurer
 Financial Officer


/s/ Stephen C. Vaughan            Vice President and           November 26, 1997
------------------------------     Controller
Stephen C. Vaughan, Principal
 Accounting Officer


/s/ E. Dean Werries               Chairman of the Board        November 19, 1997
------------------------------     and Director
E. Dean Werries


/s/ Dennis H. Clark               Director                     November 24, 1997
------------------------------
Dennis H. Clark


/s/ Leonard Lieberman             Director                     November 26, 1997
------------------------------
Leonard Lieberman


/s/ H. E. Rainbolt                Director                     November 24, 1997
------------------------------
H. E. Rainbolt


/s/ Frank E. Richardson           Director                     November 25, 1997
------------------------------
Frank E. Richardson


/s/ Robert M. Rosenberg           Director                     November 20, 1997
------------------------------
Robert M. Rosenberg

                               EXHIBIT INDEX

 EXHIBIT NUMBER AND DESCRIPTION

 10.07. Form of General Partnership Agreement, Limited Liability Company Operating Agreement, Partnership Master Agreement, and Limited Liability Company Master Agreement.
 10.16. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company
 23.01.    Consent of Independent Auditors
 24.01.    Power of Attorney
 27.01.    Financial Data Schedules