Form 10-Q
period 1997-11-30
SONIC CORP
filed 1998-01-14
CIK 868611

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    Commission File Number
     November 30,  1997                                  0-18859
------------------------------                    ----------------------

                                      SONIC CORP.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                      73-1371046
 ------------------------                             ----------------
 (State of Incorporation)                             (I.R.S. Employer
                                                     Identification No.)



                                   101 Park Avenue
                               Oklahoma City, Oklahoma                   73102
                      ----------------------------------------          --------
                      (Address of Principal Executive Offices)          Zip Code


        Registrant's telephone number, including area code:  (405) 280-7654
                                                           -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement
for the past 90 days.  Yes X.  No   .
                          ---    ---

     As of November 30, 1997, the Registrant had 12,760,005 shares of common stock issued and outstanding (excluding 807,080 shares of common stock held as treasury stock).

                                    SONIC CORP.
                                       INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at November 30, 1997 and
         August 31, 1997                                                      3

         Consolidated Statements of Income for the three months ended
         November 30, 1997 and  1996                                          4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended November 30, 1997 and  1996                             5

         Notes to Condensed Consolidated Financial Statements                 6

         Independent Accountants' Review Report                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

                                  SONIC CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                       (UNAUDITED)
                                                       NOVEMBER 30,   August 31,
                                                           1997          1997
                                                       -------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  4,187     $   7,334
  Accounts and notes receivable, net                        5,659         5,890
  Other current assets                                      3,008         5,475
                                                         --------     ---------
     Total current assets                                  12,854        18,699

Property, equipment and capital leases                    177,267       164,336
Less accumulated depreciation and amortization            (30,567)      (27,814)
                                                         --------     ---------
  Property, equipment and capital leases, net             146,700       136,522

Trademarks, tradenames and other goodwill                  21,254        21,124
Other intangibles and other assets                         15,019        15,092
Less accumulated amortization                              (7,041)       (6,596)
                                                         --------     ---------
  Intangibles and other assets, net                        29,232        29,620
                                                         --------     ---------
     Total assets                                        $188,786     $ 184,841
                                                         --------     ---------
                                                         --------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  4,274      $  4,635
  Deposits from franchisees                                   700           780
  Accrued liabilities                                       8,153         8,629
  Obligations under capital leases and long-term
    debt due within one year                                1,143         1,146
                                                         --------      --------
     Total current liabilities                             14,270        15,190

Obligations under capital leases due after one year         7,900         8,153
Long-term debt due after one year                          37,489        37,517
Other noncurrent liabilities                                5,339         5,807

Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, par value $.01; 1,000,000
    shares authorized; none outstanding                         -             -
  Common stock, par value $.01; 40,000,000 shares
  authorized; 13,567,085 shares issued (13,531,593
  shares issued at August 31, 1997)                           136           135
Paid-in capital                                            60,476        59,891
Retained earnings                                          74,694        69,666
                                                         --------      --------
                                                          135,306       129,692
Treasury stock, at cost; 807,080 common shares at
     November 30 and August 31, 1997                      (11,518)      (11,518)
                                                         --------      --------
     Total stockholders'equity                            123,788       118,174
                                                         --------      --------
     Total liabilities and stockholders' equity          $188,786      $184,841
                                                         --------     ---------
                                                         --------     ---------

See accompanying notes.

                                  SONIC CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    NOVEMBER 30,     November 30,
                                                        1997             1996
                                                    ----------------------------
Revenues:
  Sales by Company-owned restaurants                  $41,235          $33,586
  Franchised restaurants:
    Franchise royalties                                 7,902            6,557
    Franchise fees                                        440              270
  Other                                                   295              560
                                                      -------          -------
                                                       49,872           40,973
Cost and expenses:
  Company-owned restaurants:
    Food and packaging                                 11,529            9,768
    Payroll and other employee benefits                11,780            9,804
    Other operating expenses                            7,483            6,103
                                                      -------          -------
                                                       30,792           25,675

  Selling, general and administrative                   5,048            3,886
  Depreciation and amortization                         3,810            2,815
  Minority interest in earnings of
    restaurant partnerships                             1,575            1,357
  Provision for impairment of long-lived assets            15               23
                                                      -------          -------
                                                       41,240           33,756
                                                      -------          -------
Income from operations                                  8,632            7,217

Interest expense                                          772              337
Interest income                                          (153)            (146)
                                                      -------          -------
Net interest expense                                      619              191
                                                      -------          -------
Income before income taxes                              8,013            7,026
Provision for income taxes                              2,985            2,617
                                                      -------          -------
Net income                                            $ 5,028          $ 4,409
                                                      -------          -------
                                                      -------          -------

Net income per share                                  $ 0 .38          $  0.32
                                                      -------          -------
                                                      -------          -------

Weighted average shares outstanding                    13,134           13,766
                                                      -------          -------
                                                      -------          -------


See accompanying notes.

                                  SONIC CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  (UNAUDITED)
                                                              THREE MONTHS ENDED
                                                         NOVEMBER 30,     November 30,
                                                             1997             1996
                                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  5,028         $ 4,409

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           3,810           2,815
      Other                                                    (723)           (317)
      Decrease in operating assets                            1,936              44
      Increase (decrease) in operating liabilities             (831)          1,907
                                                           --------         -------
        Total adjustments                                     4,192           4,449
                                                           --------         -------
        Net cash provided by operating activities             9,220           8,858

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (13,068)         (9,781)
  Other                                                         399             (99)
                                                           --------         -------
        Net cash used in investing activities               (12,669)         (9,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings                           (7,028)         (6,069)
  Proceeds from long-term borrowings                          7,000           8,000
  Other                                                         330             163
                                                           --------         -------
        Net cash provided by financing activities               302           2,094

Net increase (decrease) in cash and cash equivalents         (3,147)          1,072
Cash and cash equivalents at beginning of period              7,334           7,706
                                                           --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,187         $ 8,778
                                                           --------         -------
                                                           --------         -------


See accompanying notes.

                                  SONIC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 1997 AND 1996


NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended August 31, 1997. The results of operations for the three months ended November 30, 1997, are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.


NOTE 2

On April 18, 1996, the Texas Court of Appeals reversed the district court's judgment notwithstanding the verdict and reinstated the jury's verdict in the amount of $781,600 of actual damages, $1,000,000 of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with contractual relations of the plaintiffs. The Company has appealed the court of appeals' reversal to the Supreme Court of Texas. The Company continues to believe that the findings of the jury and the court of appeals have no merit and will defend its position vigorously during the appellate process. A final resolution is not expected to have a material adverse effect on the Company's financial position or future results of operations.

The Company is a party to several additional legal actions arising in the conduct of its business. Management of the Company believes that the ultimate resolution of those actions will not have a material adverse effect on the Company's financial position or results of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of November 30, 1997, and the related consolidated statements of income for the three-month periods ended November 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                 ERNST & YOUNG LLP

Oklahoma City, Oklahoma
January 7, 1998

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

             PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA

                                                      THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   ------------------------
                                                      1997          1996
                                                   ------------------------
INCOME STATEMENT DATA:
Revenues:
   Sales by Company-owned restaurants                 82.7%         82.0%
   Franchised restaurants:
      Franchise royalties                             15.8          16.0
      Franchise fees                                   0.9           0.7
   Other                                               0.6           1.3
                                                   ------------------------
                                                     100.0%        100.0%
                                                   ------------------------
                                                   ------------------------

Costs and expenses:
   Company-owned restaurants (1)
      Food and packaging                              28.0%         29.1%
      Payroll and other employee benefits             28.6          29.2
      Other operating expenses                        18.1          18.1
                                                   ------------------------
                                                      74.7          76.4

   Selling, general and administrative                10.1           9.5
   Depreciation and amortization                       7.6           6.9
   Minority interest in earnings of restaurant
    partnerships (1)                                   3.8           4.0
Income from operations                                17.3          17.6
Net interest expense                                   1.2           0.5
Net income                                            10.1%         10.8%

RESTAURANT OPERATING DATA ($ IN THOUSANDS):
Company-owned restaurants (2)
    Core markets                                       172           154
    Developing markets                                  95            76
                                                   ------------------------
    All markets                                        267           230
Franchised restaurants (2)                           1,450         1,357
                                                   ------------------------
Total                                                1,717         1,587

System-wide sales                                $ 305,972      $256,822
   Percentage increase (3)                            19.1%         12.2%

Average sales per restaurant:
   Company-owned                                 $     158      $    149
   Franchise                                           184           165
   System-wide                                         179           162

Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                    8.4%          4.7%
       Developing markets                             (3.8)         (9.3)
                                                   ------------------------
       All markets                                     5.4%          1.4%
   Franchise                                           9.4           5.1
   System-wide                                         8.9           4.4
------------------
(1) As a percentage of sales by Company-owned restaurants.
(2) Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase for restaurants open in both the reported and prior years.

COMPARISON OF THE FIRST FISCAL QUARTER OF 1998 TO THE FIRST FISCAL QUARTER OF 1997.

Total revenues increased 21.7% to $49.9 million in the first fiscal quarter of 1998 from $41.0 million in the first fiscal quarter of 1997. Sales by Company-owned restaurants increased 22.8% to $41.2 million in the first fiscal quarter of 1998 from $33.6 million in the first fiscal quarter of 1997. Of the $7.6 million increase, $5.8 million was due to the net addition of 36 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 5.4% by stores open the full reporting periods of fiscal 1997 and 1998 accounted for $1.8 million of the increase. Franchise fee revenues increased $170,000 due to the opening of 26 franchise restaurants in the first fiscal quarter of 1998, compared to the opening of 20 franchise restaurants in the first fiscal quarter of 1997. Franchise royalties increased 20.5% to $7.9 million in the first fiscal quarter of 1998, compared to $6.6 million in the first fiscal quarter of 1997.
Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $0.8 million and resulted from the franchise same-store sales growth of 9.4% over the first fiscal quarter of 1997. One hundred and fourteen additional franchised restaurants in operation since the beginning of fiscal 1997 resulted in an increase in royalties of approximately $0.5 million. Approximately $0.1 million of the increase resulted from the progressive nature of the company's franchise agreements that require a higher royalty percentage as average monthly sales volumes increase.

Restaurant cost of operations, as a percentage of sales by Company-owned restaurants, was 74.7% in the first fiscal quarter of 1998, compared to 76.4% in the first fiscal quarter of 1997. Management believes the improvement in restaurant operating margins resulted from a 3.5% average price increase implemented October 1, 1996, and reductions in food and packaging costs due to consolidation of purchasing distribution functions and renegotiation of pricing terms. The decrease in labor and benefits costs, as a percentage of sales by Company-owned restaurants, resulted from the leveraging of additional sales at existing stores and from an increased focus on labor hours at the restaurant-level. This improvement occurred despite a minimum wage increase which was effective September 1, 1997. Other operating expenses remained unchanged as a percentage of sales by Company-owned restaurants. Operational cost controls and leveraging of sales at existing stores were offset by a 15% increase in marketing expenditures, as a percentage of sales by Company-owned restaurants, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships decreased, as a percentage of sales by Company-owned restaurants, to 3.8% in the first fiscal quarter of 1998, compared to 4.0% in the first fiscal quarter of 1997. This decrease occurred primarily due to the minority partners' sharing of costs associated with the roll-out of a point-of-sale system which is reflected in depreciation expense in the Company's statement of income.

Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.1% in the first fiscal quarter of 1998, compared with 9.5% in the first fiscal quarter of 1997. This increase resulted from headcount additions and an accrual for performance bonuses in the first fiscal quarter of 1998 for which there was no similar accrual in the first fiscal quarter of 1997. Management expects selling, general and administrative expenses to decline in future periods, as a percentage of total revenues, because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.0 million due to the purchase of buildings, equipment and point-of-sale systems for new and existing restaurants and corporate furniture and information systems upgrades. Management expects this trend to continue due to increased capital expenditures planned for fiscal 1998.

Income from operations increased 19.6% to $8.6 million from $7.2 million in the first fiscal quarter of 1997. Net interest expense increased approximately $0.4 million in the first fiscal quarter of 1998 compared to the comparable quarter in 1997. This increase was the result of additional borrowings to partially fund capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 1998.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 1998. Net income for the first fiscal quarter of 1998 increased 14.0% to $5.0 million, compared to $4.4 million in the comparable period of fiscal 1997. Earnings per share increased to $ .38 per share in the first fiscal quarter of 1998, compared to $ .32 per share in the first fiscal quarter of 1997, for an increase of 18.8%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first fiscal quarter of 1998, the Company opened eleven newly-constructed restaurants. The Company funded total capital additions for the first fiscal quarter of 1998 of $13.1 million (which included the cost of newly-opened restaurants, restaurants under construction, new furniture and equipment for existing restaurants, and general corporate use) from cash generated by operating activities and through borrowings under the Company's line of credit. During the first fiscal quarter of 1998, the Company purchased the real estate on all eleven newly-constructed restaurants. The Company expects to own the land and building for approximately 80% of its future newly-constructed restaurants.

The Company has an agreement with a group of banks which provides the Company with an $80 million line of credit expiring in July of 2000. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, and other general corporate purposes. As of November 30, 1997, the Company's outstanding borrowings under the line of credit were $37.0 million, as well as $0.2 million in outstanding letters of credit. The available line of credit as of November 30, 1997, was $42.8 million. As of November 30, 1997, the Company's total cash and cash equivalents balance of $4.2 million reflected the impact of the cash generated by operating activities, line of credit activity, and capital expenditures mentioned above.

The Company plans capital expenditures of approximately $50 million in fiscal 1998, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company- owned restaurants, and enhancements to existing financial and operating information systems.

The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

IMPACT OF INFLATION

Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During fiscal 1997, however, Company-owned restaurants increased prices for its Company-owned restaurants primarily because of higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second fiscal quarter, comprising the months of December, January and February will generally be lower than its other quarters due to the climate of the locations of a number of its restaurants.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

     During the fiscal quarter ended November 30, 1997, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries, or their properties during the last fiscal quarter.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.  The Company has filed the following exhibits with this report:

         15.01.  Letter re:  Unaudited Interim Financial Information.
         27.01.  Financial Data Schedules

     FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended November 30, 1997.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                       SONIC CORP.


                                       By:  \s\W. Scott McLain
                                            -------------------------------
                                            W. Scott McLain, Vice President
                                            and Chief Financial Officer


Date:  January 13, 1998