Form 10-Q
period 1998-02-28
SONIC CORP
filed 1998-04-08
CIK 868611

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



  For the Quarterly period ended                      Commission File Number
         February 28,  1998                                  0-18859
        --------------------                             ---------------

                                  SONIC CORP.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                       73-1371046
      ----------------------                             ---------------
     (State of Incorporation)                           (I.R.S. Employer
                                                       Identification No.)


                        101 Park Avenue
                    Oklahoma City, Oklahoma                 73102
             --------------------------------------      ------------
            (Address of Principal Executive Offices)       Zip Code



     Registrant's telephone number, including area code:   (405) 280-7654
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

     As of February 28, 1998, the Registrant had 12,850,378 shares of common stock issued and outstanding (excluding 807,080 shares of common stock held as treasury stock).

                                  SONIC CORP.
                                     INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at February 28, 1998 and
           August 31, 1997                                                        3

          Consolidated Statements of Income for the three months and six
           months ended February 28, 1998 and 1997                                4

          Condensed Consolidated Statements of Cash Flows for the six
           months ended February 28, 1998 and 1997                                5

          Notes to Condensed Consolidated Financial Statements                    6

          Independent Accountants' Review Report                                  8

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      16

Item 2.   Changes in Securities                                                  16

Item 3.   Defaults Upon Senior Securities                                        16

Item 4.   Submission of Matters to a Vote of Security Holders                    16

Item 5.   Other Information                                                      17

Item 6.   Exhibits and Reports on Form 8-K                                       17

                                  SONIC CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        (UNAUDITED)
                                                        FEBRUARY 28,   August 31,
                                                            1998          1997
                                                        ------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                               $  2,659      $  7,334
  Accounts and notes receivable, net                         6,306         5,890
  Other current assets                                       3,532         5,475
                                                          --------      --------
     Total current assets                                   12,497        18,699

Property, equipment and capital leases                     188,863       164,336
Less accumulated depreciation and amortization             (33,434)      (27,814)
                                                          --------      --------
  Property, equipment and capital leases, net              155,429       136,522

Trademarks, tradenames and other goodwill                   21,198        21,124
Other intangibles and other assets                          14,288        15,092
Less accumulated amortization                               (7,423)       (6,596)
                                                          --------      --------
  Intangibles and other assets, net                         28,063        29,620
                                                          --------      --------
     Total assets                                         $195,989      $184,841
                                                          --------      --------
                                                          --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  5,502      $  4,635
  Deposits from franchisees                                    845           780
  Accrued liabilities                                        6,108         8,629
  Obligations under capital leases and long-term debt
   due within one year                                       1,127         1,146
                                                          --------      --------
     Total current liabilities                              13,582        15,190

Obligations under capital leases due after one year          7,643         8,153
Long-term debt due after one year (Note 4)                  40,459        37,517
Other noncurrent liabilities                                 5,276         5,807

Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, par value $.01; 1,000,000 shares
   authorized; none outstanding                                  -             -

  Common stock, par value $.01; 40,000,000 shares
   authorized; 13,657,458 shares issued (13,531,593
   shares issued at August 31, 1997)                           137           135

Paid-in capital                                             62,182        59,891
Retained earnings                                           78,228        69,666
                                                          --------      --------
                                                           140,547       129,692
Treasury stock, at cost; 807,080 common shares at
  February 28, 1998 and August 31, 1997                    (11,518)      (11,518)
                                                          --------      --------
     Total stockholders'equity                             129,029       118,174
                                                          --------      --------
     Total liabilities and stockholders' equity           $195,989      $184,841
                                                          --------      --------
                                                          --------      --------

See accompanying notes.
                                        3

                                   SONIC CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                        (Unaudited)                  (Unaudited)
                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        FEBRUARY 28,                 FEBRUARY 28,
                                                    1998           1997           1998          1997
                                                   ---------------------        ---------------------
Revenues:
  Company-owned restaurant sales                   $37,198       $30,664        $78,433       $64,250
  Franchised restaurants:
     Franchise fees                                    467           541            907           811
     Franchise royalties                             6,538         5,404         14,440        11,961
  Other                                                623         1,524            918         2,084
                                                   ---------------------        ---------------------
                                                    44,826        38,133         94,698        79,106
Cost and expenses:
  Company-owned restaurants:
     Food and packaging                             10,378         8,796         21,907        18,564
     Payroll and other employee benefits            10,657         9,039         22,437        18,843
     Other operating expenses                        6,911         5,625         14,394        11,728
                                                   ---------------------        ---------------------
                                                    27,946        23,460         58,738        49,135

  Selling, general and administrative                5,274         5,264         10,322         9,150
  Depreciation and amortization                      3,953         2,955          7,763         5,770
  Minority interest in earnings of
   restaurant partnerships                           1,377         1,084          2,952         2,441
  Provision for impairment of long-lived assets         14            15             29            38
                                                   ---------------------        ---------------------
                                                    38,564        32,778         79,804        66,534
                                                   ---------------------        ---------------------
Income from operations                               6,262         5,355         14,894        12,572

Interest expense                                       810           471          1,582           808
Interest income                                       (179)         (149)          (332)         (295)
                                                   ---------------------        ---------------------
Net interest expense                                   631           322          1,250           513
                                                   ---------------------        ---------------------
Income before income taxes                           5,631         5,033         13,644        12,059
Provision for income taxes                           2,097         1,875          5,082         4,492
                                                   ---------------------        ---------------------
Net income                                         $ 3,534       $ 3,158        $ 8,562       $ 7,567
                                                   ---------------------        ---------------------
                                                   ---------------------        ---------------------

Net income per share - basic                       $   .28       $   .23        $   .67       $   .56
                                                   ---------------------        ---------------------
                                                   ---------------------        ---------------------
Net income per share - diluted                     $   .27       $   .23        $   .65       $   .55
                                                   ---------------------        ---------------------
                                                   ---------------------        ---------------------

See accompanying notes.
                                        4

                                   SONIC CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                  FEBRUARY 28,  FEBRUARY 28,
                                                                     1998           1997
                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  8,562       $  7,567

   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                   7,763          5,770
      Other                                                            (573)        (1,778)
      (Increase) decrease in operating assets                         1,155            (73)
      Decrease in operating liabilities                              (1,754)        (1,809)
                                                                   -----------------------
        Total adjustments                                             6,591          2,110
                                                                   -----------------------
        Net cash provided by operating activities                    15,153          9,677

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (25,104)       (21,982)
   Other                                                                558          1,782
                                                                   -----------------------
        Net cash used in investing activities                       (24,546)       (20,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term borrowings                                 (12,557)       (11,070)
   Proceeds from long-term borrowings                                15,500         25,500
   Proceeds from excercise of stock options                           2,293            494
   Other                                                               (518)          (156)
                                                                   -----------------------
        Net cash provided by financing activities                     4,718         14,768

Net increase (decrease) in cash and cash equivalents                 (4,675)         4,245
Cash and cash equivalents at beginning of period                      7,334          7,706
                                                                   -----------------------
Cash and cash equivalents at end of period                         $  2,659       $ 11,951
                                                                   -----------------------
                                                                   -----------------------

                             See accompanying notes.

                                  SONIC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the fiscal year ended August 31, 1997. The results of operations for the six months ended February 28, 1998, are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.

NOTE 2

On March 13, 1998, the Texas Supreme Court denied the Company's application for a writ of error regarding the Texas Court of Appeals reversal of the district court's judgment notwithstanding the verdict which reinstated the jury's verdict of $782 of actual damages, $1,000 of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with the contractual relations of the plaintiffs. The court refused to exercise its discretionary jurisdiction to consider the decision of the Texas Court of Appeals at Beaumont, Texas. The Company filed a motion for rehearing on March 30, 1998 based upon two favorable opinions rendered by the court since the time the Company filed its original application for a writ of error in July, 1996. The Company continues to believe that the findings of the jury and the court of appeals have no merit and will defend its position vigorously during the appellate process. However, the Company cannot predict the ultimate outcome of this matter. If the Company is not successful in the appellate process, it is likely that the Company will recognize a pre-tax charge to operations of approximately $2 million.

The Company is a party to several lawsuits and claims arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3

In February of 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported earnings per share calculation. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements.

                   (in thousands, except per share data)

NOTE 3 (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        FEBRUARY 28,                  FEBRUARY 28,
                                                     1998          1997            1998          1997
                                                    ---------------------        ---------------------
Numerator:
   Net income                                       $ 3,534       $ 3,158        $ 8,562       $ 7,567
Denominator:
   Weighted average shares outstanding - basic       12,786        13,498         12,764        13,486
   Effect of dilutive employee stock options            430           223            411           257
                                                    ---------------------        ---------------------
   Weighted average shares - diluted                 13,216        13,721         13,175        13,743
                                                    ---------------------        ---------------------
                                                    ---------------------        ---------------------

Net income per share - basic                        $   .28       $   .23        $   .67       $   .56
                                                    ---------------------        ---------------------
                                                    ---------------------        ---------------------
Net income per share - diluted                      $   .27       $   .23        $   .65       $   .55
                                                    ---------------------        ---------------------
                                                    ---------------------        ---------------------

NOTE 4

In April of 1998, the Company plans to issue $50 million of Senior Unsecured Notes with $20 million of Series A notes maturing in 2003 and $30 million of Series B notes maturing in 2005. Interest will be payable semi-annually in arrears and will accrue at the rate of 6.65% for the Series A notes and 6.76% for the Series B notes. The proceeds from the issuance will be used to repay the balance outstanding under the existing line of credit ($40 million at February 28, 1998), fund repurchases of common stock of the Company and for general corporate purposes. The notes will be subject to various restrictive financial covenants. In connection with the issuance of these notes, the Company's existing line of credit was reduced on April 2, 1998 from $80 million to $60 million.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of February 28, 1998, and the related consolidated statements of income for the three-month and six-month periods ended February 28, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
March 23, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future opening of Company-owned and franchised restaurants, anticipated capital expenditures, and other similar matters. The Private Securities Litigation Reform Act of 1997 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

RESULTS OF OPERATIONS

The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, and the leasing of signs and real estate. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income.

                       PERCENTAGE RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         FEBRUARY 28,                FEBRUARY 28,
                                                      1998         1997           1998         1997
                                                   -----------------------     ----------------------
INCOME STATEMENT DATA:
Revenues:
   Company-owned restaurant sales                      83.0%        80.4%          82.8%        81.2%
   Franchised restaurants:
       Franchise royalties                             14.6         14.2           15.2         15.1
       Franchise fees                                   1.0          1.4            1.0          1.1
   Other                                                1.4          4.0            1.0          2.6
                                                   ----------------------      ----------------------
                                                      100.0%       100.0%         100.0%       100.0%
                                                   ----------------------      ----------------------
                                                   ----------------------      ----------------------
Cost and expenses:
   Company-owned restaurants (1)
       Food and packaging                              27.9%        28.7%          27.9%        28.9%
       Payroll and other employee benefits             28.6         29.5           28.6         29.3
       Other operating expenses                        18.6         18.3           18.4         18.3
                                                   ----------------------      ----------------------
                                                       75.1%        76.5%          74.9%        76.5%

   Selling, general and administrative                 11.8         13.8           10.9         11.6
   Depreciation and amortization                        8.8          7.7            8.2          7.3
   Minority interest in earnings of
    restaurant partnerships (1)                         3.7          3.5            3.8          3.8
   Other                                                  -            -              -            -
Income from operations                                 14.0         14.0           15.7         15.9
Net interest expense                                    1.4          0.8            1.3          0.6
Net income                                              7.9%         8.3%           9.0%         9.6%
RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
   Company-owned restaurants
       Core-markets                                     170          155            170          155
       Developing markets                               106           79            106           79
                                                   ----------------------      ----------------------
       All markets                                      276          234            276          234
   Franchise restaurants                              1,466        1,366          1,466        1,366
                                                   ----------------------      ----------------------
   System-wide restaurants                            1,742        1,600          1,742        1,600
                                                   ----------------------      ----------------------
                                                   ----------------------      ----------------------

SALES DATA ($ in thousand):
System-wide sales                                  $283,081     $236,058       $588,304     $492,880
   Percentage increase (3)                             20.0%        15.0%          18.6%        13.5%
Average sales per restaurant:
   Company-owned                                   $    139     $    133       $    296     $    280
   Franchise                                            169          153            392          318
   System-wide                                          164          150            343          312
Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                     8.3%         6.7%           8.3%         5.7%
       Developing markets                              (0.4)        (6.2)          (2.3)        (7.9)
                                                   ----------------------      ----------------------
       All markets                                      6.5%         3.8%           5.9%         2.5%
   Franchise                                            8.7         10.2            9.1          7.5
   System-wide                                          8.1          9.2            8.5          6.7

-------------------
(1)  As a percentage of Company-owned restaurant sales.
(2)  Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase (decrease) for restaurants open both in the current and prior year.

COMPARISON OF THE SECOND FISCAL QUARTER OF 1998 TO THE SECOND FISCAL QUARTER OF 1997.

Total revenues increased 17.6% to $44.8 million in the second fiscal quarter of 1998 from $38.1 million in the second fiscal quarter of 1997. Company-owned restaurant sales increased 21.3% to $37.2 million in the second fiscal quarter of 1998 from $30.7 million in the second fiscal quarter of 1997. Of the $6.5 million increase, $4.7 million was due to the net addition of 45 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 6.5% by stores open the full reporting periods of fiscal 1998 and 1997 accounted for $1.8 million of the increase. Nineteen franchise drive-ins opened in the second fiscal quarter of 1998 compared to 16 in the comparable quarter of 1997; however, franchise fee revenues decreased 13.7%. This decrease resulted primarily from fewer option agreements (for which franchisees pay annual fees) in place for 1998 versus the same period of 1997. Franchise royalties increased 21.0% to $6.5 million in the second fiscal quarter of 1998, compared to $5.4 million in the second fiscal quarter of 1997. Of the $1.1 million increase, increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $0.6 million and resulted from the franchise same-store sales growth of 8.8% over the second fiscal quarter of 1997. The decrease in other revenues of approximately $0.9 million resulted primarily from the gain on the sale of the Company's minority interest in 10 restaurants recognized in the second fiscal quarter of 1997.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 75.1% in the second fiscal quarter of 1998, compared to 76.5% in the second fiscal quarter of 1997. Management believes the decrease in food and packaging costs resulted from renegotiation of pricing, improved operational controls and a reduction in promotional discounting from standard menu prices The decrease in payroll and other employee benefits costs resulted primarily from the leveraging of additional sales at existing stores and from an increased focus on labor hours at the restaurant-level. This improvement occurred despite a minimum wage increase effective September 1, 1997 and no material increase in pricing. Other operating expenses increased slightly as a percentage of Company-owned restaurant sales. Operational cost controls and leveraging of sales at existing stores were more than offset by a 15% increase in marketing expenditures, as a percentage of Company-owned restaurant sales, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships increased, as a percentage of Company-owned restaurant sales, to 3.7% in the second fiscal quarter of 1998, compared to 3.5% in the second fiscal quarter of 1997. This increase occurred primarily due to the improvements in operating margins discussed above. The increase was offset by the minority partners' sharing of costs associated with the roll-out of a point-of-sale system which is reflected in depreciation expense in the Company's statement of income.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 11.8% in the second fiscal quarter of 1998, compared with 13.8% in the second fiscal quarter of 1997. This decrease resulted primarily from a provision for contingent liabilities recorded during the second fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants.

Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.0 million due to the purchase of buildings and equipment for new and existing restaurants and information systems upgrades. Management expects the rate of increase to decline in future periods

Income from operations increased 16.9% to $6.3 million from $5.4 million in the second fiscal quarter of 1997. Net interest expense in the second fiscal quarter of 1998 increased $0.3 million over the second fiscal quarter of 1997. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1997. The Company expects interest expense to continue to increase in fiscal 1998.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 1998, consistent with the same period in fiscal 1997. Net income for the second fiscal quarter of 1998 increased 11.9% to $3.5 million, compared to $3.2 million in the comparable period of fiscal 1997. Diluted earnings per share increased to $ .27 per share in the second fiscal quarter of 1998, compared to $ .23 per share in the second fiscal quarter of 1997, for an increase of 17.4%.

COMPARISON OF THE FIRST TWO FISCAL QUARTERS OF 1998 TO THE FIRST TWO FISCAL QUARTERS OF 1997.

Total revenues increased 19.7% to $94.7 million in the first two fiscal quarters of 1998 from $79.1 million in the first two fiscal quarters of 1997. Company-owned restaurant sales increased 22.1% to $78.4 million in the first two fiscal quarters of 1998 from $64.2 million in the first two fiscal quarters of 1997. Of the $14.2 million increase, $10.6 million was due to the net addition of 45 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 5.9% by stores open the full reporting periods of fiscal 1998 and 1997 accounted for $3.6 million of the increase. Franchise fee revenues increased 11.8% in the first two fiscal quarters of 1998 as compared to the first two fiscal quarters of 1997 due primarily to the opening of 45 franchise stores in 1998 compared to 36 in the comparable period of 1997. Franchise royalties increased 20.7% to $14.4 million in the first two fiscal quarters of 1998, compared to $12.0 million in the first two fiscal quarters of 1997. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.5 million and resulted from the franchise same-store sales growth of 9.1% over the first two fiscal quarters of 1997. Additional franchised restaurants in operation resulted in an increase in royalties of $1.0 million. The decrease in other revenues of $1.2 million resulted primarily from a $1.1 million gain recognized on the sale of the Company's minority interest in 10 restaurants in the second fiscal quarter of 1997.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.9% in the first two fiscal quarters of 1998, compared to 76.5% in the first two fiscal quarters of 1997. Management believes the decrease in food and packaging costs resulted from renegotiation of pricing terms, improved operational controls and a reduction in promotional discounting from standard menu prices. The decrease in payroll and other employee benefits costs resulted primarily from the leveraging of additional sales at existing stores and from an increased focus on labor hours at the restaurant-level. This improvement occurred despite a minimum wage increase which was effective September 1, 1997 and no material increase in pricing. Other operating expenses increased slightly as a percentage of Company-owned restaurant sales. Operational cost controls and leveraging of sales at existing stores were more than offset by a 15% increase in marketing expenditures, as a percentage of Company-owned restaurant sales, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships remained unchanged, as a percentage of Company-owned restaurant sales, at 3.8% in the first two fiscal quarters of 1998. The minority partners share of improvements in operating margins was offset by their sharing of costs associated with the roll-out of a point-of-sale system which is reflected in depreciation expense in the Company's statement of income.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 10.9% in the first two fiscal quarters of 1998, compared with 11.6% in the first two fiscal quarters of 1997. This decrease resulted primarily from a provision for contingent liabilities recorded during the second fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants.
Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $2.0 million due to the purchase of buildings and equipment for new and existing restaurants and corporate furniture and information systems upgrades. Management expects the rate of increase to decline in future periods.

Income from operations increased 18.5% to $14.9 million from $12.6 million in the first two fiscal quarters of 1997. Net interest expense in the first two fiscal quarters of 1998 increased $0.7 million compared to the comparable fiscal quarters of 1997 due to increased borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1997. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion plans.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 1998, consistent with for the comparable period in fiscal 1997. Net income for the first two fiscal quarters of 1998 increased 13.1% to $8.6 million, compared to $7.6 million in the comparable period of fiscal 1997. Diluted earnings per share increased to $.65 per share in the first two fiscal quarters of 1998, compared to $ .55 per share in the first two fiscal quarters of 1997, for an increase of 18.2%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first six months of fiscal 1998, the Company opened 20 newly-constructed restaurants. The Company funded the total capital additions for the first six months of 1998 of $25.1 million (which included the cost of newly-opened restaurants, restaurants under construction, new equipment for existing restaurants, and general corporate use) from cash generated by operating activities and through borrowings under the Company's line of credit. During the six months ended February 28, 1998, the Company purchased the real estate on all 20 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. As of February 28, 1998, the Company's total cash balance of $2.7 million reflected the impact of the cash generated from operating activities, line of credit activity, and capital expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with an $80 million line of credit expiring in July of 2000. In connection with the $50 million note issuance discussed below, the line of credit was reduced on April 2, 1998 to $60 million. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, and other general corporate purposes. As of February 28, 1998, the Company's outstanding borrowings under the line of credit were $40.0 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of February 28, 1998, was $39.7 million. The Company expects to complete a private placement of $50 million in Senior Unsecured Notes around April 15, 1998. These notes will consist of $20 million of Series A notes which mature in 2003, and $30 million of Series B notes which mature in 2005. Interest on the notes will be payable semi-annually in arrears. The Company expects to use the proceeds from the notes to pay down the outstanding borrowings under the line of credit (discussed above), to repurchase common stock of the Company and for general corporate purposes. The Company's board of directors has authorized the repurchase of up to $10 million of the Company's common stock.

The Company plans capital expenditures of approximately $50 to $55 million in fiscal 1998, excluding potential acquisitions. Those capital expenditures primarily relate to the development of additional Company-owned restaurants, maintenance and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund those capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

YEAR 2000

The Company has completed a Year 2000 compliance assessment of its information technology systems. The Year 2000 issue relates to the ability of date-sensitive software to properly recognize the year 2000 in calculating and processing computer system data. The Company has determined that some existing software will need to be modified. Modifications to existing software are expected to be completed well in advance of 2000. The Company anticipates that timely completion of these modifications will mitigate the Year 2000 issue internally.

The Company has not determined the potential impact of the Year 2000 issue on its significant vendors, suppliers and franchisees at this time. Because third party failures could have a material impact on the Company's ability to conduct business, plans are being developed to address the Year 2000 issue with these third parties. The Company anticipates completing this assessment process during 1998. Based upon current expenditures and estimates, the costs of addressing the Year 2000 issue are not expected to have a material impact on future operating results or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Additionally, in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes the way public companies report segment information in annual financial statements and also requires the reporting of selected segment information in interim financial statements. Both statements are effective for the Company in fiscal 1999.
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 would require capitalization of certain costs incurred to develop or obtain internal-use software. This SOP is effective for the Company in fiscal 2000. The Company is in the process of evaluating the impact of these statements.

IMPACT OF INFLATION

Though increases in labor, food or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During fiscal 1997, however, the Company increased prices at its Company-owned restaurants primarily because of higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     During the fiscal quarter ended February 28, 1998, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries, or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries, or their properties during the last fiscal quarter, except as set forth below.


     In March of 1998, the Texas Supreme Court denied the Company's application for a writ of certiorari in the previously-reported case involving L & G Restaurants, Inc., Lucky Ott, and William Owen. That denial lets stand an earlier court of appeals ruling reinstating a jury verdict against the Company for actual and punitive damages of approximately $1.8 million, plus interest and court costs. The Company has filed a motion for rehearing but cannot give any assurances that the court will grant that motion. See Note 2 to the Condensed Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 27, 1998, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Clifford Hudson and Robert M. Rosenberg for three-year terms ending in January of 2001. The following table sets forth the voting results for those three directors.

     DIRECTOR                     VOTES FOR           VOTES WITHHELD
     --------                     ---------           --------------
     J. Clifford Hudson          10,506,158              1,874,117
     Robert M. Rosenberg         10,624,858              1,755,417


     Other directors of the Company whose terms continued after the meeting consist of Dean Werries, Dennis H. Clark, Leonard Lieberman, H.E. Rainbolt, and Frank E. Richardson.

     In addition, the stockholders approved and ratified the selection of Ernst & Young LLP, as the Company's independent auditors by a vote of 12,376,844 shares of common stock in favor, 313 shares opposed, and 3,118 shares abstaining.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.  The Company has filed the following exhibits with this report:

          15.01.   Letter re: Unaudited Interim Financial Information.
          27.01.   Financial Data Schedules

     FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended February 28, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                       SONIC CORP.


                                       By: /s/ W. Scott McLain
                                          -------------------------------------
                                          W. Scott McLain, Vice President
                                          and Chief Financial Officer

Date: April 8, 1998