Form 10-Q
period 1998-05-31
SONIC CORP
filed 1998-07-15
CIK 868611

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                     Commission File Number
       May 31,  1998                                       0-18859
------------------------------                     ----------------------


                                   SONIC CORP.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                73-1371046
    ------------------------                  -------------------
    (State of Incorporation)                   (I.R.S. Employer
                                              Identification No.)



                              101 Park Avenue
                          Oklahoma City, Oklahoma                  73102
                ----------------------------------------         ---------
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
Yes  X  .  No     .
   -----     -----

     As of May 31, 1998, the Registrant had 19,023,163 shares of common stock issued and outstanding (excluding 1,494,870 shares of common stock held as treasury stock).

                                   SONIC CORP.
                                      INDEX

                                                                                              Page
PART I.  FINANCIAL INFORMATION                                                               Number
------------------------------                                                               ------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at May 31, 1998 and August 31, 1997              3

         Consolidated Statements of Income for the three months and nine months ended
           May 31, 1998 and 1997                                                                4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
           May 31, 1998 and 1997                                                                5

         Notes to Condensed Consolidated Financial Statements                                   6

         Independent Accountants' Review Report                                                 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               10
           of Operations

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                     19

Item 2.  Changes in Securities                                                                 19

Item 3.  Defaults Upon Senior Securities                                                       19

Item 4.  Submission of Matters to a Vote of Security Holders                                   19

Item 5.  Other Information                                                                     19

Item 6.  Exhibits and Reports on Form 8-K                                                      19

                                   SONIC CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                          (UNAUDITED)
                                                                            MAY 31,                 August 31,
                                                                              1998                     1997
                                                                          -----------               ----------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   5,768                  $   7,334
  Accounts and notes receivable, net                                          6,733                      5,890
  Other current assets                                                        3,519                      5,475
                                                                          ---------                  ---------
      Total current assets                                                   16,020                     18,699

Property, equipment and capital leases                                      207,204                    164,336
Less accumulated depreciation and amortization                              (36,238)                   (27,814)
                                                                          ---------                  ---------
  Property, equipment and capital leases, net                               170,966                    136,522
                                                                          ---------                  ---------

Trademarks, tradenames and other goodwill                                    21,878                     21,124
Other intangibles and other assets                                           13,707                     15,092
Less accumulated amortization                                                (7,705)                    (6,596)
                                                                          ---------                  ---------
  Intangibles and other assets, net                                          27,880                     29,620
                                                                          ---------                  ---------
      Total assets                                                        $ 214,866                  $ 184,841
                                                                          ---------                  ---------
                                                                          ---------                  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   5,194                  $   4,635
  Deposits from franchisees                                                     767                        780
  Accrued liabilities                                                        13,818                      8,629
  Obligations under capital leases and long-term debt
    due within one year                                                       1,111                      1,146
                                                                          ---------                  ---------
      Total current liabilities                                              20,890                     15,190

Obligations under capital leases due after one year                           7,396                      8,153
Long-term debt due after one year (Note 2)                                   53,430                     37,517
Other noncurrent liabilities                                                  5,685                      5,807

Contingencies (Note 3)

Stockholders' equity (Note 4):
  Preferred stock, par value $.01; 1,000,000 shares
    authorized; none outstanding                                                  -                          -
  Common stock, par value $.01; 40,000,000 shares
    authorized; 20,518,033 shares issued (13,531,593 shares
    issued at August 31, 1997)                                                  205                        135
Paid-in capital                                                              62,576                     59,891
Retained earnings                                                            82,089                     69,666
                                                                          ---------                  ---------
                                                                            144,870                    129,692
Treasury stock, at cost; 1,494,870 common shares at
  May 31, 1998 (807,080 common shares at August 31, 1997)                   (17,405)                   (11,518)
                                                                          ---------                  ---------
      Total stockholders'equity                                             127,465                    118,174
                                                                          ---------                  ---------
      Total liabilities and stockholders' equity                          $ 214,866                  $ 184,841
                                                                          ---------                  ---------
                                                                          ---------                  ---------

See accompanying notes.

                                                       SONIC CORP.

                                            CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except per share data)

                                                                      (Unaudited)                        (Unaudited)
                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        MAY 31,                            MAY 31,
                                                                  1998             1997             1998             1997
                                                             -------------------------------    -----------------------------
Revenues:
   Company-owned restaurant sales                              $  49,927         $  41,411        $ 128,360        $ 105,661
   Franchised restaurants:
       Franchise fees                                                643               460            1,550            1,271
       Franchise royalties                                         8,048             6,620           22,488           18,581
   Other                                                             600               327            1,518            2,411
                                                             -------------------------------    -----------------------------
                                                                  59,218            48,818          153,916          127,924
Cost and expenses:
   Company-owned restaurants:
       Food and packaging                                         13,477            11,850           35,394           30,414
       Payroll and other employee benefits                        14,145            11,229           36,924           30,072
       Other operating expenses                                    8,451             6,530           23,133           18,258
                                                           --------------------------------   -------------------------------
                                                                  36,073            29,609           95,451           78,744

   Selling, general and administrative                             5,977             4,960           16,299           14,110
   Depreciation and amortization                                   3,739             3,074           10,768            8,844
   Provision for litigation (Note 3)                               2,700                 -            2,700                -
   Minority interest in earnings of
      restaurant partnerships                                      2,730             2,437            5,705            4,878
   Provision for impairment of long-lived assets                     166                15              195               53
                                                           --------------------------------   -------------------------------
                                                                  51,385            40,095          131,118          106,629
                                                           --------------------------------   -------------------------------
   Income from operations                                          7,833             8,723           22,798           21,295

Interest expense                                                     858               592            2,440            1,400
Interest income                                                     (193)             (141)            (525)            (436)
                                                           --------------------------------   -------------------------------
Net interest expense                                                 665               451            1,915              964
                                                           --------------------------------   -------------------------------
Income before income taxes and cumulative
   effect of accounting change                                     7,168             8,272           20,883           20,331
Provision for income taxes                                         2,670             3,081            7,779            7,573
                                                           --------------------------------   ------------------------------
Income before cumulative effect of accounting change               4,498             5,191           13,104           12,758
Cumulative effect of accounting change, net of tax
   (Note 5)                                                            -                 -              681                -
                                                           --------------------------------   ------------------------------
Net income                                                     $   4,498         $   5,191        $  12,423       $   12,758
                                                           --------------------------------   -------------------------------
                                                           --------------------------------   ------------------------------
Basic income per share:
   Income before cumulative effect of accounting change        $    .23          $     .26        $     .68       $      .63
   Cumulative effect of accounting change                             -                  -             (.03)               -
                                                           --------------------------------   -------------------------------
   Net income per share - basic                                $    .23          $     .26        $     .65       $      .63
                                                           -------------------------------    ------------------------------
                                                           -------------------------------    ------------------------------
Diluted income per share:
   Income before cumulative effect of accounting change        $   .23           $    .26         $     .66       $      .63
   Cumulative effect of accounting change                            -                  -              (.03)               -
                                                           -------------------------------    ------------------------------
   Net income per share - diluted                              $   .23           $    .26         $     .63       $      .63
                                                           -------------------------------    ------------------------------
                                                           -------------------------------    ------------------------------
Weighted average shares outstanding - basic                     19,231             19,859            19,174           20,106
                                                           -------------------------------    ------------------------------
                                                           -------------------------------    ------------------------------
Weighted average shares outstanding - diluted                   19,913             19,949            19,812           20,393
                                                           -------------------------------    ------------------------------
                                                           -------------------------------    ------------------------------

See accompanying notes.

                                   SONIC CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 (UNAUDITED)
                                                                              NINE MONTHS ENDED
                                                                           MAY 31,          May 31,
                                                                            1998             1997
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 12,423         $ 12,758

  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Cumulative effect of accounting change                                  681                -
       Depreciation and amortization                                        10,768            8,844
       Other                                                                (1,119)            (769)
       Provision for litigation                                              2,700                -
       (Increase) decrease in operating assets                               1,401             (483)
       Increase in operating liabilities                                     3,101            2,540
                                                                          -------------------------
            Total adjustments                                               17,532           10,132
                                                                          -------------------------
            Net cash provided by operating activities                       29,955           22,890

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (44,150)         (32,162)
  Other                                                                        629              (11)
                                                                          -------------------------
            Net cash used in investing activities                          (43,521)         (32,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings                                         (66,087)         (30,068)
  Proceeds from long-term borrowings                                        82,000           53,500
  Proceeds from exercise of stock options                                    2,755              495
  Purchase of treasury stock                                                (5,887)         (11,199)
  Other                                                                       (781)            (390)
                                                                          -------------------------
            Net cash provided by financing activities                       12,000           12,338
                                                                          -------------------------

Net increase (decrease) in cash and cash equivalents                        (1,566)           3,055
Cash and cash equivalents at beginning of period                             7,334            7,706
                                                                          -------------------------
Cash and cash equivalents at end of period                                $  5,768         $ 10,761
                                                                          -------------------------
                                                                          -------------------------

See accompanying notes.

                                   SONIC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the fiscal year ended August 31, 1997. The results of operations for the nine months ended May 31, 1998, are not necessarily indicative of the results to be expected for the full year ending August 31, 1998.

NOTE 2

In April of 1998, the Company completed a private placement of $50 million of Senior Unsecured Notes with $20 million of Series A notes maturing in 2003 and $30 million of Series B notes maturing in 2005. Interest will be payable semi-annually in arrears and will accrue at the rate of 6.65% for the Series A notes and 6.76% for the Series B notes. The proceeds from the issuance were used to repay the $43 million balance outstanding under the existing line of credit, to fund repurchases of common stock of the Company and for general corporate purposes. The notes are subject to various restrictive financial covenants. In connection with the issuance of these notes, the Company's existing line of credit was reduced from $80 million to $60 million.

NOTE 3

On May 14, 1998, the Texas Supreme Court denied the Company's motion for rehearing of the application for a writ of error regarding the Texas Court of Appeals reversal of the district court's judgment notwithstanding the verdict which reinstated the jury's verdict of $782 thousand of actual damages, $1.0 million of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with the contractual relations of the plaintiffs. The court refused to exercise its discretionary jurisdiction to consider the decision of the Texas Court of Appeals at Beaumont, Texas. In connection with the denial, the Company recorded a $2.7 million provision for litigation in the third fiscal quarter of 1998.

The Company is a party to several lawsuits and claims arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 4

On April 30, 1998, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable May 14, 1998 to stockholders of record May 11, 1998. A total of 6,835,095 shares of common stock were issued in connection with the split. All references in the accompanying condensed consolidated financial statements to average numbers of shares outstanding and per share amounts have been restated to reflect the split.

NOTE 5

The Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective September 1, 1997. SOP 98-5 requires that pre-opening and other start-up costs be expensed as incurred. Prior to the adoption of the new standard, the Company capitalized the direct costs associated with opening new restaurants and amortized these costs over the first twelve months of restaurant operations. The cumulative effect of adopting SOP 98-5 resulted in a charge of $681 thousand or $.03 per share, net of income tax effects of approximately $404 thousand and minority interest of $248 thousand. As a result of the change in accounting, a restatement of each of the prior quarters results is included below:

                                                                         THREE MONTHS ENDED
                                                                     November 30,    February 28,
(In thousands, except per share data)                                    1997           1998
                                                                     ---------------------------
Net income as previously reported                                     $   5,028       $   3,534
Effect of change in accounting for pre-opening costs                         15              30
                                                                     ---------------------------
Income before cumulative effect of change in accounting
   principle                                                              5,043           3,564
Cumulative effect on prior years (to August 31, 1997) of changing
   accounting for start-up costs                                           (681)              -
                                                                     ---------------------------
Net income, restated                                                  $   4,362       $   3,564
                                                                     ---------------------------
                                                                     ---------------------------
Basic income per share:
   Net income per share as previously reported                        $     .26       $     .19
   Cumulative effect on prior years (to August 31, 1997) of
      changing accounting for start-up costs                               (.03)              -
                                                                     ---------------------------
   Net income per share, restated                                     $     .23       $     .19
                                                                     ---------------------------
                                                                     ---------------------------
Diluted income per share:
   Net income per share as previously reported                        $     .25       $     .18
   Cumulative effect on prior years (to August 31, 1997) of
      changing accounting for start-up costs                               (.03)              -
                                                                     ---------------------------
   Net income per share, restated                                     $     .22       $     .18
                                                                     ---------------------------
                                                                     ---------------------------

NOTE 6

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               MAY 31,                     MAY 31,
(In thousands, except per share data)                    1998           1997        1998           1997
                                                        ----------------------     ---------------------
Numerator:
   Net income                                           $  4,498      $  5,191     $ 12,423     $ 12,758
Denominator:
   Weighted average shares outstanding - basic            19,231        19,859       19,174       20,106
   Effect of dilutive employee stock options                 682            90          638          287
                                                        ----------------------     ---------------------
   Weighted average shares - diluted                      19,913        19,949       19,812       20,393
                                                        ----------------------     ---------------------
                                                        ----------------------     ---------------------

Net income per share - basic                            $    .23      $    .26     $    .65      $   .63
                                                        ----------------------     ---------------------
                                                        ----------------------     ---------------------
Net income per share - diluted                          $    .23      $    .26     $    .63      $   .63
                                                        ----------------------     ---------------------
                                                        ----------------------     ---------------------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended May 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Oklahoma City, Oklahoma
June 23, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

RESULTS OF OPERATIONS

The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, the leasing of signs and real estate and from minority ownership positions in certain franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income.

                        PERCENTAGE RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   MAY 31,                         MAY 31,
                                                             1998          1997             1998             1997
                                                        ----------------------------    ------------------------------
INCOME STATEMENT DATA:
Revenues:
   Company-owned restaurant sales                            84.3%         84.8%             83.4%           82.6%
   Franchised restaurants:
       Franchise royalties                                   13.6          13.6              14.6            14.5
       Franchise fees                                         1.1            .9               1.0             1.0
   Other                                                      1.0           0.7               1.0             1.9
                                                        ----------------------------    ------------------------------
                                                            100.0%        100.0%            100.0%          100.0%
                                                        ----------------------------    ------------------------------
                                                        ----------------------------    ------------------------------
Cost and expenses:
   Company-owned restaurants (1)
       Food and packaging                                    27.0%         28.6%             27.6%           28.8%
       Payroll and other employee benefits                   28.3          27.1              28.8            28.4
       Other operating expenses                              17.0          15.8              18.0            17.3
                                                        ----------------------------    ------------------------------
                                                             72.3%         71.5%             74.4%           74.5%

   Selling, general and administrative                       10.1          10.2              10.6            11.0
   Depreciation and amortization                              6.3           6.3               7.0             6.9
   Minority interest in earnings of restaurant
       partnerships (1)                                       5.5           5.9               4.4             4.6
   Other                                                      4.8             -               1.9               -
Income from operations                                       13.2          17.9              14.8            16.6
Net interest expense                                          1.1           0.9               1.2             0.8
Cumulative effect of change in accounting                       -             -               0.4               -
Net income                                                    7.6%         10.6%              8.1%           10.0%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
   Company-owned restaurants
       Core-markets                                           177           160               177             160
       Developing markets                                     114            85               114              85
                                                        ----------------------------    ------------------------------
       All markets                                            291           245               291             245
   Franchise restaurants                                    1,497         1,394             1,497           1,394
                                                        ----------------------------    ------------------------------
   System-wide restaurants                                  1,788         1,639             1,788           1,639
                                                        ----------------------------    ------------------------------
                                                        ----------------------------    ------------------------------

SALES DATA ($ in thousands):
System-wide sales                                       $ 359,877     $ 309,888         $ 945,347       $ 798,909
   Percentage increase (3)                                   16.1%         16.1%             18.3%           14.4%
Average sales per restaurant:
   Company-owned                                        $     178     $     176         $     475       $     457
   Franchise                                                  210           197               560             515
   System-wide                                                204           193               545             505
Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                           4.5 %        10.3%              6.9%            7.4%
       Developing markets                                    (3.8)          2.5              (2.9)           (4.1)
                                                        ----------------------------    ------------------------------
       All markets                                            2.8%          8.7%              4.7%            4.8%
   Franchise                                                  6.2           9.4               8.0             8.2
   System-wide                                                5.5           9.0               7.3             7.6

--------------------------------------------------------
(1) As a percentage of Company-owned restaurant sales.
(2) Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase (decrease) for restaurants open both in the current and prior year.

COMPARISON OF THE THIRD FISCAL QUARTER OF 1998 TO THE THIRD FISCAL QUARTER OF 1997.

Total revenues increased 21.3% to $59.2 million in the third fiscal quarter of 1998 from $48.8 million in the third fiscal quarter of 1997. Company-owned restaurant sales increased 20.6% to $49.9 million in the third fiscal quarter of 1998 from $41.4 million in the third fiscal quarter of 1997. Of the $8.5 million increase, $7.5 million was due to the net addition of 60 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 2.8% by stores open the full reporting periods of fiscal 1998 and 1997 accounted for $1.0 million of the increase. Thirty-one franchise drive-ins opened in the third fiscal quarter of 1998 compared to 28 in the comparable quarter of 1997, with franchise fee revenues increasing 39.8%. This increase resulted primarily from a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee. Franchise royalties increased 21.6% to $8.0 million in the third fiscal quarter of 1998, compared to $6.6 million in the third fiscal quarter of 1997. Of the $1.4 million increase, approximately $0.8 million resulted from the franchise same-store sales growth of 6.2% over the third fiscal quarter of 1997. The balance of the increase was attributable to additional franchise restaurants in operation.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 72.3% in the third fiscal quarter of 1998, compared to 71.5% in the third fiscal quarter of 1997. The reported decline in operating margins resulted from the Company's adoption of a new accounting standard, Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." This statement requires that pre-opening and other start-up costs be expensed as incurred. The Company previously capitalized such costs and amortized them over 12 months. While the net impact from adopting the standard was not material to the overall third quarter results, implementation of the standard resulted in reclassification of expenses from depreciation and amortization to cost of restaurant sales. The following table sets out the pro forma operating margins for the third fiscal quarter of 1997 as if the Company had adopted the new standard as of the beginning of fiscal 1997:


                                                THREE MONTHS ENDED
                                                MAY 31,    May 31,
                                                 1998       1997
                                                ------------------
Pro forma margin analysis:
Company-owned restaurants:
     Food and packaging                         27.0%      28.6%
     Payroll and other employee benefits        28.3       27.8
     Other operating expenses                   17.0       16.2
                                                ---------------
                                                72.3%      72.6%


The following explanations of change in margins are based upon the pro forma analysis. Management believes the decrease in food and packaging costs resulted from the negotiation of more favorable contracts with suppliers, a reduction in promotional discounting from standard menu prices and a continued shift in product mix toward higher margin items, such as drinks and ice cream. The increase in payroll and other employee benefits costs resulted primarily from an increase in the average wage rate which is related to the minimum wage increase effective September 1, 1996, which was absorbed without a material increase in pricing. Management believes the impact of the average wage increase was partially offset by the leveraging of additional sales at existing stores and from an increased focus on labor-hours at the store level. However, due to unfavorable conditions in the current labor market, the trend toward higher average wages is expected to increase. This increase will likely result in ongoing cost pressures in the payroll and benefits expenses. Approximately one-half of the increase in other operating expenses, as a percentage of Company-owned restaurant sales, resulted from an increase in marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. The remaining increase is largely related to uniforms, landscaping and other general repairs which are being completed as part of the Sonic 2000 retrofit process. Minority interest in earnings of restaurant partnerships decreased, as a percentage of Company-owned restaurant sales, to 5.5% in the third fiscal quarter of 1998, compared to 5.9% in the third fiscal quarter of 1997. The decrease was primarily due to the minority partners' sharing of costs associated with the roll-out of a point-of-sale system which is reflected in depreciation expense in the Company's statement of income.

Selling, general and administrative expenses, as a percentage of total revenues, decreased slightly to 10.1% in the third fiscal quarter of 1998, compared with 10.2% in the third fiscal quarter of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $0.7 million in the third fiscal quarter of 1998 over the comparable quarter in 1997. The decrease in pre-opening costs amortization of approximately $0.2 million due to the adoption of SOP 98-5 was more than offset by the increase in depreciation related to new drive-in development, retrofits of existing restaurants and the replacement of the point-of-sale equipment in existing restaurants. Management expects the rate of increase to level out in future periods.

The Company recorded a $2.7 million provision for litigation in the third fiscal quarter of 1998 as a result of the denial by the Supreme Court of the State of Texas of the Company's appeal of a decision by the Texas Court of Appeals in a real estate related lawsuit that has been ongoing for several years. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Income from operations decreased 10.2% to $7.8 million in the third fiscal quarter of 1998 from $8.7 million in the third fiscal quarter of 1997. However, excluding the provision for litigation discussed above, income from operations increased 20.7% over the comparable quarter of 1997. Net interest expense in the third fiscal quarter of 1998 increased $0.2 million over the third fiscal quarter of 1997. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1997 and 1998. The Company expects interest expense to continue to increase in fiscal 1998 and 1999.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 1998, consistent with the same period in fiscal 1997. Net income for the third fiscal quarter of 1998 decreased 13.4% to $4.5 million, compared to $5.2 million in the comparable period of fiscal 1997. Diluted earnings per share decreased to $ .23 per share in the third fiscal quarter of 1998, compared to $ .26 per share in the third fiscal quarter of 1997, for a decrease of 11.5%. Excluding the provision for litigation discussed above, net income increased 19.3% and diluted earnings per share increased 19.2%, over the comparable period in 1997.

COMPARISON OF THE FIRST THREE FISCAL QUARTERS OF 1998 TO THE FIRST THREE FISCAL QUARTERS OF 1997.

Total revenues increased 20.3% to $153.9 million in the first three fiscal quarters of 1998 from $127.9 million in the first three fiscal quarters of 1997. Company-owned restaurant sales increased 21.5% to $128.4 million in the first three fiscal quarters of 1998 from $105.7 million in the first three fiscal quarters of 1997. Of the $22.7 million increase, $18.1 million was due to the net addition of 60 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 4.7% by stores open the full reporting periods of fiscal 1998 and 1997 accounted for $4.6 million of the increase. Franchise fee revenues increased 22.0% in the first three fiscal quarters of 1998 as compared to the first three fiscal quarters of 1997 due primarily to the opening of 76 franchise stores in 1998 compared to 64 in the comparable period of 1997. Franchise royalties increased 21.0% to $22.5 million in the first three fiscal quarters of 1998, compared to $18.6 million in the first three fiscal quarters of 1997. Franchise same-store sales growth of 8.0% over the first three fiscal quarters of 1997 resulted in an increase in royalties of approximately $2.4 million. Additional franchised restaurants in operation resulted in an increase in royalties of $1.5 million. The decrease in other revenues of $0.9 million resulted primarily from a $1.1 million gain recognized on the sale of the Company's minority interest in 10 restaurants in the third fiscal quarter of 1997.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.4% in the first three fiscal quarters of 1998, compared to 74.5% in the first three fiscal quarters of 1997. The reported decline in operating margins resulted from the Company's adoption of a new accounting standard SOP 98-5 which requires that pre-opening and other start-up costs be expensed as incurred. The Company previously capitalized such costs and amortized them over 12 months. Excluding the cumulative effect of the change in accounting principle, the net impact of the new standard was not material to the operating results for the nine months ended May 31, 1998. However, implementation of the standard resulted in the reclassification of expenses from depreciation and amortization into restaurant cost of operations. The following table sets out the pro forma operating margins for the first three fiscal quarters of 1998 and 1997 as if the Company had adopted the new standard as of the beginning of fiscal 1997.


                                               NINE MONTHS ENDED
                                             MAY 31,       May 31,
                                              1998          1997
                                             -------       -------
Pro forma margin analysis:
Company-owned  restaurants:
     Food and packaging                         27.6%      28.8%
     Payroll and other employee benefits        28.8       28.9
     Other operating expense                    18.0       17.6
                                             --------------------
                                                74.4%      75.3%

The following discussion is based on the pro forma margin analysis. Management believes the decrease in food and packaging costs resulted from the negotiation of more favorable contracts with suppliers, a reduction in promotional discounting from standard menu prices and a continued shift in product mix toward higher margin items such as drinks and ice cream. The decrease in payroll and other employee benefits costs resulted primarily from the leveraging of additional sales at existing stores and from an increased focus on labor hours at the restaurant-level. This improvement occurred despite a minimum wage increase which was effective September 1, 1997 and no material increase in pricing. However, over the last three months Company-owned restaurants have experienced an increase in their average wage rates and management expects payroll and employee benefits, as a percentage of Company-owned restaurant sales, to increase in future periods. Other operating expenses increased slightly as a percentage of Company-owned restaurant sales. Operational cost controls and leveraging of sales at existing stores were more than offset by increased marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships decreased, as a percentage of Company-owned restaurant sales, to 4.4% in the first three fiscal quarters of 1998 versus 4.6% in the first three fiscal quarters of 1997. The minority partners' share of improvements in operating margins was more than offset by their sharing of costs associated with the roll-out of a point-of-sale system which is reflected in depreciation expense in the Company's statement of income.

The Company recorded a $2.7 million provision for litigation in the third fiscal quarter of 1998 as a result of the denial by the Supreme Court of the State of Texas of the Company's appeal of a decision by the Texas Court of Appeals in a real estate related lawsuit that has been ongoing for several years. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 10.6% in the first three fiscal quarters of 1998, compared with 11.0% in the first three fiscal quarters of 1997. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.9 million due to the purchase of buildings and equipment for new restaurants, retrofit expenditures for existing restaurants and information systems upgrades. These increases more than offset a $0.6 million decrease in pre-opening cost amortization resulting from the adoption of SOP 98-5. Management expects the rate of increase to level out in future periods.

Income from operations increased 7.1% to $22.8 million from $21.3 million in the first three fiscal quarters of 1997. However, excluding the provision for litigation of $2.7 million, income from operations increased 19.7% to $25.5 million. Net interest expense in the first three fiscal quarters of 1998 increased approximately $1.0 million compared to the comparable fiscal quarters of 1997 due to increased borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1997 and fiscal 1998. The Company expects interest expense to continue to increase, as a percentage of sales, due to the Company's restaurant expansion and retrofit plans.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 1998, consistent with the comparable period in fiscal 1997. Net income for the first three fiscal quarters of 1998 decreased 2.6% to $12.4 million, compared to $12.8 million in the comparable period of fiscal 1997. Diluted earnings per share remained unchanged at $.63 per share in the first three fiscal quarters of 1998. Excluding the impact of the provision for litigation (discussed above) and the cumulative effect of the change in accounting principle, net income increased 16.0% and diluted earnings per share increased 19.0% over the comparable period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

During the first nine months of fiscal 1998, the Company opened 35 newly-constructed restaurants and completed the Sonic 2000 retrofit of 76 restaurants. The Company funded the total capital additions for the first nine months of 1998 of $44.1 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the nine months ended May 31, 1998, the Company purchased the real estate on 33 of the 35 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. During the third fiscal quarter of 1998, the Company repurchased approximately 284,000 shares of common stock for $5.9 million. The Company's board of directors has authorized the repurchase of up to $10 million of the Company's common stock. As of May 31, 1998, the Company's total cash balance of $5.8 million reflected the impact of the cash generated from operating activities, borrowing activity, stock repurchases, and capital expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2000. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, and for other general corporate purposes. As of May 31, 1998, the Company's outstanding borrowings under the line of credit were $3.0 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of May 31, 1998, was $56.7 million. Additionally, the Company completed a private placement of $50 million in Senior Unsecured Notes on April 23, 1998. These notes consist of $20 million of Series A notes which mature in 2003, and $30 million of Series B notes which mature in 2005. Interest on the notes will be payable semi-annually in arrears and at an average annual rate of approximately 6.7%. The Company used the proceeds from the notes to pay down the outstanding borrowings under the line of credit (discussed above), to repurchase common stock of the Company and for general corporate purposes.

The Company plans capital expenditures of approximately $55 to $60 million in fiscal 1998, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

YEAR 2000

The Company has completed a Year 2000 compliance assessment of its information technology systems. The Year 2000 issue relates to the ability of date-sensitive software to properly recognize the year 2000 in calculating and processing computer system data. The Company has determined that some existing software will need to be modified or replaced. Modifications or replacement of existing software are expected to be completed by early 1999. The Company intends to conduct extensive testing of its internal system during 1999. The Company anticipates that timely completion of these modifications will mitigate the Year 2000 issue internally.

The Company has not determined the potential impact of the Year 2000 issue on its significant vendors, suppliers and franchisees at this time. Because third party failures could have a material impact on the Company's ability to conduct business, plans are being developed to address the Year 2000 issue with these third parties. The Company anticipates completing this assessment process during 1998. The Company has spent approximately $0.3 million to date, primarily related to upgrades and modifications of existing internal software. Based upon current expenditures and estimates, the costs of addressing the Year 2000 issue are expected to approximate $0.8 million, which includes the amount spent to date.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5 "Reporting on Costs of Start-Up Activities." This Standard requires pre-opening and other start-up costs to be expensed as incurred. The Company elected to early adopt SOP 98-5 in the third fiscal quarter of 1998. The adoption was effective as of the beginning of fiscal 1998. The Company had previously capitalized pre-opening costs and amortized the costs in depreciation and amortization over a 12-month period subsequent to the opening of a new restaurant. Effective September 1, 1997, the Company expenses pre-opening costs as incurred. Pre-opening costs average approximately $30,000 per restaurant and are approximately 60% labor and training and 40% other operating expenses, such as supplies. These costs will now be reflected in cost of Company-owned restaurant operations rather than depreciation and amortization. The net impact on future operating results is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Additionally, in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes the way public companies report segment information in annual financial statements and also requires the reporting of selected segment information in interim financial statements. Both statements are effective for the Company in fiscal 1999. In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 would require capitalization of certain costs incurred to develop or obtain internal-use software. This SOP is effective for the Company in fiscal 2000. The Company is in the process of evaluating the impact of these statements.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     During the fiscal quarter ended May 31, 1998, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter, except as set forth below.

     In May of 1998, the Texas Supreme Court denied the Company's motion for rehearing of its application for a writ of certiorari in the previously-reported case involving L & G Restaurants, Inc., Lucky Ott, and William Owen. That denial lets stand an earlier court of appeals ruling reinstating a jury verdict against the Company for actual and punitive damages of approximately $1.8 million, plus interest and court costs. See Note 3 to the Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS. The Company has filed the following exhibits with this report:

               10.21. Fourth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association)

               10.22. Fifth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association).

               10.23.   Note Purchase Agreement dated April 1, 1998.

               10.24.   Form of 6.652% Senior Notes, Series A, due April 1,
                        2003.

               10.25.   Form of 6.759% Senior Notes, Series B, due April 1,
                        2005.

               15.01.   Letter re: Unaudited Interim Financial Information.

               27.01.   Financial Data Schedules

     FORM 8-K REPORTS. The Company filed a Form 8-K on May 1, 1998 to report the declaration of a three-for-two stock split in the form of a stock dividend payable May 14, 1998 to stockholders of record May 11, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                         SONIC CORP.


                                         By: \s\ W. Scott McLain
                                            ------------------------------
                                            W. Scott McLain, Vice President
                                            and Chief Financial Officer

Date:  July 15, 1998