Form 10-K
period 1998-08-31
SONIC CORP
filed 1998-11-25
CIK 868611

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

     [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

     [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number
     August 31, 1998                                      0-18859
-------------------------                         ----------------------

                                SONIC CORP.
           -----------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                                  73-1371046
------------------------                                    ----------------
(State of Incorporation)                                     (IRS Employer
                                                           Identification No.)
                                101 Park Avenue
                            Oklahoma City, Oklahoma                    73102
                  --------------------------------------        ------------
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
                       ----       ----

     Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K.  YES   X  . No     .
                     ----      ----

     As of November 10, 1998, the aggregate market value of the 17,560,930 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $326 million, based on the closing sales price for the common stock as reported for that date. As of November 10, 1998, the Registrant had 18,888,101 shares of common stock issued and outstanding (excluding 1,692,370 shares of common stock held as treasury stock).

                               (Facing Sheet Continued)

                         DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1998.

                               FORM 10-K OF SONIC CORP.

                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----


                                        PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . 11

Item 4A.  Executive Officers of the Company. . . . . . . . . . . . . . . . . . 11

                                       PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . 14

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 16

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . 23

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . 23

                                       PART III

               (Incorporated by reference from the Company's definitive
                proxy statement for its annual meeting of stockholders
                   following the fiscal year ended August 31, 1998)

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . 23


                                      FORM 10-K

                                     SONIC CORP.


                                        PART I

ITEM 1.  BUSINESS

GENERAL

     Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 1998, the Company had 1,847 restaurants in operation, consisting of 292 Company-owned restaurants and 1,555 franchised restaurants, principally in the south central and southeastern United States. Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks, including cherry limeades and slushes, and frozen desserts. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom, and has the food delivered by a carhop within an average of four minutes.

     In September of 1995, the Company reorganized its operating subsidiaries into two, directly-held subsidiaries consisting of Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the insurance and administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company's Company-owned restaurants. In February of 1996, the Company sold its equipment sales division to N. Wasserstrom & Sons, Inc. of Columbus, Ohio, and discontinued that line of business. The Company continues to rent Sonic pole signs to its franchisees.

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

RESTAURANT LOCATIONS

     As of August 31, 1998, the Company owned or franchised 1,847 drive-in restaurants, principally in the south central and southeastern United States. The Company's core markets, consisting of the nine contiguous states of Texas, Oklahoma, Tennessee, Missouri, Arkansas, Kansas, Louisiana, Mississippi, and New Mexico, contained approximately 81% of all Sonic restaurants as of August 31, 1998. Developing markets primarily are located in Alabama, Arizona, Colorado, Florida, Georgia, Kentucky, North Carolina, South Carolina, and Virginia. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 1998:


                                   COMPANY-OWNED            FRANCHISED
     CORE MARKET                    RESTAURANTS             RESTAURANTS              TOTAL
     -----------                   -------------            -----------              -----
     Texas                               77                      453                   530
     Oklahoma                            22                      175                   197
     Tennessee                           28                      122                   150
     Missouri                            31                      108                   139
     Arkansas                            15                      110                   125
     Kansas                               8                       91                    99
     Louisiana                           16                       87                   103
     Mississippi                          0                       92                    92
     New Mexico                           0                       56                    56
                                       ----                     ----                  ----

          Total                         197                    1,294                 1,491
                                       ----                     ----                  ----
                                       ----                     ----                  ----


                                   COMPANY-OWNED            FRANCHISED
     DEVELOPING MARKETS             RESTAURANTS             RESTAURANTS              TOTAL
     ------------------            -------------            -----------              -----
     Alabama                             26                       37                    63
     Arizona                              0                       48                    48
     California                           0                        5                     5
     Colorado                             0                       27                    27
     Florida                             11                        2                    13
     Georgia                              4                       29                    33
     Illinois                             0                        8                     8
     Indiana                              3                        4                     7
     Iowa                                 0                        3                     3
     Kentucky                            17                       25                    42
     Nebraska                             0                        2                     2
     Nevada                               0                        8                     8
     North Carolina                      22                       19                    41
     Ohio                                 0                        3                     3
     South Carolina                       0                       36                    36
     Utah                                 0                        1                     1
     Virginia                            12                        3                    15
     West Virginia                        0                        1                     1
                                       ----                     ----                  ----

          Total                          95                      261                   356
                                       ----                     ----                  ----
                                       ----                     ----                  ----

     Total System                       292                    1,555                 1,847
                                       ----                     ----                  ----
                                       ----                     ----                  ----


EXPANSION

     During fiscal 1998, the Company opened 50 Company-owned restaurants and its franchisees opened 120 restaurants. During fiscal 1999, the Company plans to open at least 50 Company-owned restaurants and anticipates that its franchisees will open at least 120 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. However, the ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal 1999 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company and the Company's franchisees, and the general economic and business conditions to be faced in fiscal 1999.

     The Company's expansion strategy for Company-owned restaurants involves two principal components: (1) the building-out of existing core markets and
(2) the further penetration of developing markets. In addition, the Company may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

RESTAURANT DESIGN AND CONSTRUCTION

     GENERAL. The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom and menu board. In addition, since the first half of fiscal 1995, the Company has incorporated a drive-through window and patio seating area in most new Company-owned restaurants. Sonic restaurants generally do not provide an indoor seating area.

     RETROFIT PROGRAM. In fiscal 1997, the Company began implementing a program to retrofit all Sonic drive-in restaurants. The retrofit includes new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant's building. The Company currently estimates the cost to make a standard retrofit at approximately $58,000 to $70,000 per restaurant. The Company implemented the program on a market-by-market basis, beginning with the Houston, Texas market. In addition, all new restaurants being built in all markets now feature the new retrofit signage and trade dress style. As of August 31, 1998, the Company had retrofitted 137 Company-owned restaurants and had built 50 new Company-owned restaurants with the new retrofit signage and trade dress, and franchisees had retrofitted 148 restaurants and had built 96 new restaurants with the new retrofit signage and trade dress.

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

     For fiscal 1998, franchisees participating in cooperatives contributed an average of 3.26% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.375% under most license agreements in effect during that period. As of August 31, 1998, 1,767 Sonic restaurants (approximately 96% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media and media production (principally television) exceeded $43 million for fiscal 1998 and is expected to exceed $52 million for fiscal 1999.

PURCHASING

     The Company negotiates with suppliers for its primary food products (hamburger patties, dairy products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, and other products) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on many of its food products. The Company approves suppliers of those products and requires them to adhere to product specifications established by the Company. Suppliers manufacture several key products for the Company under private label and sell them to authorized distributors for resale to Company-owned and franchised restaurants. The Company and its franchisees purchase a majority of their food and beverage products from authorized local or national distributors.

     The Company requires its Company-owned and franchised restaurants to participate in purchasing cooperatives. Those cooperatives have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal 1998, the average cost of food and packaging for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 29% of revenues. The Company believes that food purchasing cooperatives have allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. A planned reduction in the number of food and paper product distributors to the Sonic chain has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

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

     The Company also employs seven regional directors who oversee supervising partners or members within their respective regions and one regional vice president who oversees the regional directors. The Company employs a Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

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

     Under the ownership program, a separate general partnership or limited liability company owns and operates each Company-owned restaurant. The Company, as the general partner or managing member, owns a majority interest and the managers involved in the day-to-day management and operation of the restaurant own a minority interest in the partnership or company. Ownership equity of a typical established Company-owned restaurant generally is distributed 60% to the Company, 20% to the manager, and 20% to the supervising partner or member. The Company records other partners' or members' interests as a minority interest in earnings of restaurant partnerships on its financial statements. Under the standard partnership or operating agreement, the Company has the right to purchase the interest of any other partner or member on short notice. Each supervising and managing partner or member contributes his or her pro rata portion of all start-up costs, which include the required franchise fee, opening inventory, advertising and promotion costs, initial training and insurance costs, and some amounts for working capital. The amount of capital contribution by a supervising and managing partner or member for a restaurant typically equals approximately $10,000 for a 20% interest. Each partnership or company usually purchases equipment with funds borrowed from the Company at competitive rates. In most cases, the Company alone guarantees any third-party lease entered into for the site. The partnerships and companies distribute available cash flow to the partners or members on a monthly basis pursuant to the terms of the partnership or operating agreements.

     POINT-OF-SALE SYSTEMS. The Company has completed its implementation of a new point-of-sale system in Company-owned restaurants. With the rollout complete, the Company is currently implementing a planned enhancement of the software for these systems to include added store management tools as well as expanded polling capabilities. The new polling features will allow the Company to distribute centrally maintained product and promotion information, thereby improving the integrity of store-level reporting.

     HOURS OF OPERATION. Sonic restaurants operate seven days a week, typically from 10:30 a.m. to 11:00 p.m.

     COMPANY-OWNED RESTAURANT DATA. The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.


                                              1998           1997           1996          1995            1994
                                              ----           ----           ----          ----            ----
Average Sales per Company-owned
 Restaurant  (in thousands)                   $663           $649           $601          $577            $558
Number of Restaurants
 Total Open at Beginning of Year               256            231            178           142             120
 Newly-opened and Re-opened                     50             37             30            31              20
 Purchased from Franchisees                     --             --             28             6              13
 Sold to Franchisees                           (14)            (5)            (4)           (1)            (10)
 Closed                                         --             (7)            (1)           --              (1)
                                              ----           ----           ----          ----            ----

Total Open at Year End                         292            256            231           178             142
                                              ----           ----           ----          ----            ----
                                              ----           ----           ----          ----            ----


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

     As of August 31, 1998, the Company had 1,555 franchised restaurants operating in 27 states and the Company had entered into development agreements which contemplate the opening of 78 additional restaurants during fiscal 1999. However, the Company cannot give any assurance that the Company's franchisees will achieve that number of new restaurants for fiscal 1999. During fiscal 1998, the Company's franchisees opened 120 Sonic drive-in restaurants.

     FRANCHISE AGREEMENTS. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. In September of 1994, the Company began offering a Number 6 License Agreement, which provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 5.0% as the level of gross revenues increases. Approximately 55% of all Sonic restaurants opening in fiscal year 1999 are expected to open under the Number 6 License Agreement. Pursuant to the terms of existing area development agreements and the outstanding license option agreements described below, approximately 43% of all Sonic restaurants opening in fiscal 1999 will open under either the Number 5 License Agreement or the Number 5.1 License Agreement. Those agreements each provide for a franchisee fee of $15,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 4.0% as the level of gross revenues increases. For fiscal 1998, the Company's average royalty rate equaled 2.81%. The Number 5 License Agreement provides for a term of 15 years, with an option to renew pursuant to the terms of the then current license agreement. The Number 5.1 License Agreement and the Number 6 License Agreement provide for a term of 20 years, with one 10-year renewal option. In September of 1998, the Company began offering a Number 6A License Agreement, which provides for the same fees and other general terms of the Number 6 License Agreement, but also provides for mutual rights and obligations between the Company and the franchisees in the event the Company acquires operating restaurants or development sites within a franchisee's protected territory or desires to develop non-traditional restaurant locations within a protected territory. The Number 6A License Agreement requires the Company to offer the franchisee a right of first refusal to acquire the restaurant or site from the Company at its cost with the requirement to convert the restaurant or develop the site into a Sonic restaurant pursuant to the terms of the then current license agreement. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

     Beginning in fiscal year 1999 and continuing through fiscal year 2010, a total of 886 franchised restaurants currently operating under the Number 4.2 License Agreement will have their royalty rates increase to the same rate as the Number 5 License Agreement rate. In addition, beginning in fiscal year 2000 and continuing through fiscal year 2010, the terms of the remaining Number 4 License Agreements will expire and the licensed restaurants either will cease operations or renew their licenses pursuant to the terms of the then current license agreement (currently the Number 6A License Agreement). The Company expects that the automatic conversion of the Number 4.2 License Agreements and the renewals of the expiring Number 4 License Agreements will result in an incremental increase in the Company's royalty revenues attributable to the change in royalty rate. For the five-year period beginning in fiscal year 2000, the Company expects that process to generate in excess of $10 million in incremental royalty revenue, which will build in a stair-stepped fashion. The actual amount of revenue will depend on a number of factors, including (among others) the average unit volumes of the affected restaurants and the extent to which the expiring Number 4 License Agreements in fact renew and convert to the Number 6A License Agreement.

     In July of 1998, the Company gave each franchisee operating under a Number 1, 4, 4.1 or 5 License Agreement an opportunity to convert the franchisee's agreement to a Number 5.2 License Agreement. The Number 5.2 License Agreement allows the franchisee with an expiring license agreement the opportunity to elect to renew prior to the actual expiration date and accept the terms of the current Number 6 License Agreement. The franchisee will pay a $1,000 conversion franchisee fee and a higher royalty rate from the time of conversion through the expiration date of the franchisee's original license agreement. Upon the expiration of the original term of the franchisee's license agreement, the Number 5.2 License Agreement will shift the royalty rate to the Number 6 License Agreement royalty schedule.

     DEVELOPMENT AGREEMENTS. The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While existing franchisees continue to expand on a single restaurant basis, approximately 42% of the new franchised restaurants opened during fiscal 1998 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

     During fiscal 1998, the Company entered into 27 new area development agreements calling for the opening of 136 Sonic drive-in restaurants during the next 6 years. As of August 31, 1998, the Company had a total of 65 area development agreements in effect, calling for the development of 301 additional Sonic drive-in restaurants during the next 6 years. Of the 68 restaurants scheduled to open during fiscal 1998 under area development agreements in place at the beginning of that fiscal year, 50 (or 74%) opened during the period.

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

     OPTION AGREEMENTS. In connection with the Company's introduction of a new Number 6 License Agreement in fiscal 1995, the Company offered its existing franchisees the opportunity to acquire options to purchase the Number 5.1 License Agreement for new Sonic drive-in restaurants developed by the franchisee (the "Number 5.1 Options"). The Number 5.1 License Agreement has a lower initial franchise fee and royalty rate than the Number 6 License Agreement. All outstanding Number 5.1 Options have terms ending on December 31, 1998, with the right to renew for up to two additional years upon the payment of $1,000 on each anniversary date of the option. Unlike the area development agreements described above, the options do not cover any specific location. The Company currently is not offering additional option agreements to its franchisees and, as the options expire or the franchisees exercise them, the number of outstanding options will decrease over time. As of August 31, 1998, the Company had 123 Number 5.1 Options outstanding.

     FRANCHISED RESTAURANT DEVELOPMENT. The Company furnishes each franchisee with assistance in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee's restaurant locations but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age, and traffic. The Company provides its franchisees with the physical specifications for the typical Sonic drive-in restaurants.

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

     The Company also has entered into agreements with Franchise Mortgage Acceptance Company, LLC ("FMAC"), NationsBank, N.A. ("NationsBank"), and STI Credit Corporation ("Sun Trust"), pursuant to which each of those lenders may provide financing for the Company's franchisees to implement the retrofit of their existing restaurants. Under the terms of those agreements, the Company has given FMAC a limited guaranty of up to $750,000 and NationsBank and Sun Trust limited guaranties of up to $250,000 with regard to all loans made pursuant to the terms of each agreement with the lenders.

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

     FRANCHISE OPERATIONS. All franchisees must operate their Sonic drive-in restaurants in compliance with the Company's policies, standards, and specifications, including matters such as menu items, materials, supplies, services, fixtures, furnishings, decor, and signs. Each franchisee has full discretion to determine the prices charged to its customers. All restaurants must display a Sonic drive-in restaurant sign manufactured in accordance with Company specifications. In most cases, the Company owns the sign and leases it to the franchisee and, if the franchisee breaches its franchise agreement, the Company may remove the sign.

     FRANCHISE ADVISORY COUNCIL. The Company has established a Franchise Advisory Council which provides advice, counsel, and input to the Company on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, and new products. The Franchise Advisory Council currently consists of 16 members selected by the Company. Seven executive committee members are selected at large. The remaining nine members are regional members who represent three defined regions of the country and serve two-year terms. The Franchise Advisory Council serves in an advisory capacity only and does not have decision-making power. As the franchisor of the Sonic drive-in restaurant chain, the Company has and reserves the power to change or dissolve the Franchise Advisory Council as it may deem in its best interest.

     REPORTING. The Company collects weekly and monthly sales and other operating information from its franchisees. The Company has agreements with 72 of its franchisees permitting the Company to debit electronically the franchisees' bank accounts for the payment of royalties and advertising fund contributions. That system significantly reduces the resources needed to process receivables, improves cash flow, and reduces past-due accounts receivable.

     FRANCHISED RESTAURANT DATA. The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company's last five fiscal years.

                                              1998           1997           1996          1995            1994
                                              ----           ----           ----          ----            ----
Average Sales Per Franchised Restaurant       $775           $720           $657          $620            $592
 (in thousands)
Number of Restaurants:
 Total Open at Beginning of Year             1,424          1,336          1,286         1,227           1,154
 New Restaurants                               120             92             81            80              80
 Sold to the Company                            --             --            (28)           (6)            (13)
 Purchased from the Company                     14              5              4             1              10
 Closed and Terminated,
  Net of Re-openings                            (3)            (9)            (7)          (16)             (4)
                                              ----           ----           ----          ----            ----
Total Open at Year End                       1,555          1,424          1,336         1,286           1,227
                                             -----          -----          -----         -----           -----
                                             -----          -----          -----         -----           -----

EQUIPMENT SALES

     In fiscal 1996, the Company sold its restaurant equipment division and discontinued that operation. As a result, the Company had no revenues from equipment sales during fiscal 1998 and fiscal 1997, compared to approximately $3.7 million during fiscal 1996 (an amount equal to 2.5% of the Company's total consolidated revenues).

COMPETITION

     The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality, signature food items, and monthly promotions. The quality of service, featuring the Sonic carhops, constitutes one of the Company's primary marketable points of difference with the competition. Several major chains, many of which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company's sales, earnings, and growth.
In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

EMPLOYEES

     As of August 31, 1998, the Company had 209 full-time employees. No collective bargaining agreement covers any of its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed 975 full-time and 7,123 part-time employees as of August 31, 1998, none of whom constitute employees of the Company. The Company believes that it has good labor relations with its employees.

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

     Each Sonic restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new restaurant.

     Sonic restaurants must comply with federal and state environmental regulations, but those regulations have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new restaurants in particular locations.

     The owners of Sonic restaurants must comply with the Fair Labor Standards Act and various state laws governing various matters, such as minimum wages, overtime, and other working conditions. Significant numbers of the food service personnel in Sonic restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at those locations.

     The owners of Sonic restaurants also must comply with the provisions of the Americans with Disabilities Act (the "ADA"), which requires the owners to provide reasonable accommodation for employees with disabilities and to make their restaurants accessible to customers with disabilities. The Company has made certain modifications to the design and construction of its restaurants in order to comply with the ADA. However, the ADA has not had a material impact on the Company, primarily because of a drive-in restaurant's inherent accessibility to all customers through their motor vehicles.

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

ITEM 2.  PROPERTIES

     Of the 292 Company-owned restaurants operating as of August 31, 1998, the Company operated 115 of them on property leased from third parties and 177 of them on property owned by the Company. The leases expire on dates ranging from 1998 to 2018, with the majority of the leases providing for renewal options. All leases provide for specified periodic rental payments, and some leases call for additional rentals based on sales volume. Most leases require the Company to maintain the property and pay the cost of insurance and taxes.

     The Company has its principal office located in approximately 60,000 square feet of leased office space in Oklahoma City, Oklahoma, at an effective annual rental rate of $9.15 per square foot. The lease for that property expires in November of 2002. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma, at an annual rental rate of $3.75 per square foot. The lease for the warehouse space expires in December of 2001. The Company believes that its leased office and warehouse space provides an adequate amount of space and will meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company does not have any material legal proceedings pending against the Company, any of its subsidiaries, or any of their properties.

     In May of 1998, the Texas Supreme Court denied the Company's motion for rehearing of its application for a writ of certiorari in a case involving
L & G Restaurants, Inc., Lucky Ott, and William Owen. That denial lets stand an earlier court of appeals ruling reinstating a jury verdict against the Company for actual and punitive damages of approximately $1.8 million, plus interest and court costs, in an action in which the plaintiffs claimed a subsidiary of the Company interfered with the contractual relations of the plaintiffs. In connection with the denial, the Company recorded a charge of $2.7 million for litigation. The Company paid the judgment in full as of August 31, 1998.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table identifies the executive officers of the Company.


     NAME                  AGE     POSITION                                          OFFICER SINCE
     ----                  ---     --------                                          -------------
     J. Clifford Hudson    44      President, Chief Executive Officer                 June of 1985
                                     and Director
     Kenneth L. Keymer     50      Executive Vice President and                     August of 1996
                                     Chief Operating Officer of the Company,
                                     President of Sonic Industries Inc.
     Pattye L. Moore       40      Senior Vice President of Marketing                 June of 1992
                                     and Brand Development
     Ronald L. Matlock     47      Vice President, General Counsel                   April of 1996
                                     and Secretary
     W. Scott McLain       36      Vice President of Finance, Treasurer              April of 1996
                                     and Chief Financial Officer
     Stephen C. Vaughan    32      Vice President and Controller                   January of 1996

     Jill M. Hudson        35      Vice President of Administration and           November of 1998
                                     Human Resources
     Donald E. Foringer    46      Vice President of Information Technology         August of 1997

     Stanley S. Jeska      58      Vice President of Franchise Development       September of 1993
                                     of Sonic Industries Inc.
     Andrew G. Ritger, Jr. 41      Vice President of Purchasing of                 January of 1996
                                     Sonic Industries Inc.
     Frank B. Young, Jr.   47      Vice President of Operations of Sonic           October of 1994
                                     Restaurants, Inc.
     Kris J. Miotke        39      Vice President of Advertising                  February of 1998
                                     and Sales of Sonic Industries Inc.
     G. Michael Gent       50      Vice President of Corporate                    November of 1997
                                     Development of Sonic Restaurants, Inc.
     Michael A. Perry      40      Vice President of Franchise Services              March of 1998
                                     of Sonic Industries Inc.
     David A. Vernon       40      Vice President of Franchise Sales             September of 1998
                                     of Sonic Industries Inc.
     Norman R. Kaufman     47      Vice President of Operations Services         September of 1998
                                     of Sonic Restaurants, Inc.

BUSINESS EXPERIENCE

     The following material sets forth the business experience of the executive officers of the Company for at least the past five years.

     J. Clifford Hudson has served as President and Chief Executive Officer of the Company since April of 1995 and has served as a director of the Company since August of 1993. He served as President and Chief Operating Officer of the Company from August of 1994 until April of 1995, and he served as Executive Vice President and Chief Operating Officer from August of 1993 until August of 1994. From August of 1992 until August of 1993, Mr. Hudson served as Senior Vice President and Chief Financial Officer of the Company. Since October of 1994, Mr. Hudson has served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms. Since May of 1998, Mr. Hudson has served as a director of BancFirst Corp. of Oklahoma City, Oklahoma.

     Kenneth L. Keymer has served as President and a director of Sonic Industries Inc., the Company's franchise operations subsidiary, since August of 1996, and as the Executive Vice President and Chief Operating Officer of the Company since January of 1998. From June of 1994 to August of 1996, Mr.
Keymer served as Executive Vice President of Operations for the Memphis, Tennessee region of Perkins Family Restaurants, a subsidiary of Tennessee Restaurant Corporation of Itasca, Illinois. From March of 1993 to June of 1994, Mr. Keymer served as Senior Vice President of Operations for the then Chicago-based Boston Chicken, Inc. From August of 1990 to March of 1993, he served as the Zone Vice President in Chicago, Illinois, for Taco Bell.

     Pattye L. Moore has served as Senior Vice President of Marketing and Brand Development of the Company since April of 1996. From August of 1995 until April of 1996, Ms. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June of 1992 to August of 1995.

     Ronald L. Matlock has served as Vice President, General Counsel and Secretary of the Company since April of 1996. Mr. Matlock has also served as a director of Sonic Restaurants, Inc. and as a director of Sonic Industries Inc. since April of 1996. Prior to joining the Company, Mr. Matlock practiced law from January of 1995 to April of 1996 with the Matlock Law Firm in Oklahoma City, Oklahoma, concentrating in corporate, securities and franchise law. From November of 1987 to December of 1994, Mr. Matlock was a shareholder and director of the law firm of Hastie & Kirschner in Oklahoma City, Oklahoma.

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

     Jill M. Hudson has served as Vice President of Administration and Human Resources of the Company since November of 1998. From June of 1996 until joining the Company, Ms. Hudson served as a Regional Human Resources Manager of McDonald's Corporation. From June of 1993 until June of 1996, she served as a Regional Human Resources Supervisor of McDonald's.

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

     Kris J. Miotke has served as Vice President of Advertising and Sales of Sonic Industries Inc. since February of 1998. From November of 1996 until joining the Company, Mr. Miotke served as Vice President, General Manager of Kragie/Newell, an advertising agency in St. Louis, Missouri. From November of 1993 until February of 1996, Mr. Miotke served as Director of Advertising and Promotions for Popeye's Chicken & Biscuits in Atlanta, Georgia.

     G. Michael Gent has served as Vice President of Corporate Development of Sonic Restaurants, Inc. since November of 1997. From May of 1996 until joining the Company, Mr. Gent served as Vice President of Business
Development of Calido Chile Traders Systems, Inc. in Merriam, Kansas. A petition under the Federal bankruptcy laws was filed by Calido Chile Traders Systems, Inc. in October of 1997. A petition under the Federal bankruptcy laws was filed by Calido Chile Traders Systems, Inc. in October of 1997. From September of 1995 until May of 1996, Mr. Gent provided consulting services for multiple unit franchisors and franchisees. From March of 1992 until September of 1995, he served as Vice President for Franchise Development of Taco John's International, Inc., in Cheyenne, Wyoming.

     Michael A. Perry has served as Vice President of Franchise Services of Sonic Industries Inc. since September 1, 1998. Mr. Perry served as the Vice President of Operations Services of Sonic Restaurants, Inc. from March of 1998 until August of 1998. From October of 1994 until joining the Company, Mr. Perry was a Region Vice President for Au Bon Pain Co., Inc. in Chicago, Illinois. From February of 1993 until October of 1994, Mr. Perry served as the Senior Director of Operations for Taco Bell Corp., Division of Pepsico, in Elmhurst, Illinois.

     David A. Vernon has served as Vice President of Franchise Sales for Sonic Industries Inc. since September of 1998. Mr. Vernon served as the Director of Franchise Sales for Sonic Industries from December of 1996 until August of 1998. From January of 1996 until December of 1996, Mr. Vernon was the Franchise Development Manager for Brinker International, Inc., Dallas, Texas. From February of 1990 until January of 1996, Mr. Vernon was the Director of Franchise Sales for Pizza Inn, Inc., Dallas, Texas.

     Norman R. Kaufman has served as Vice President of Operations Services for Sonic Restaurants, Inc. since September of 1998. From July of 1997 to September of 1998, Mr. Kaufman served as a Regional Vice President of Sonic Industries, Inc. From June of 1993 until joining the Company, he served as the President, Chief Operating Officer, and Director of Sobik's Subs, Inc. in Orlando, Florida.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. The amounts have been adjusted to reflect a three-for-two stock split in the form of a stock dividend effective May 11, 1998.


    QUARTER ENDED            HIGH         LOW       QUARTER ENDED             HIGH            LOW
    -------------            ----         ---       -------------             ----            ---
    November 30, 1996      $17.250     $14.000      November 30, 1997       $19.172        $14.672
    February 28, 1997      $16.917     $11.750      February 28, 1998       $19.422        $17.328
    May 31, 1997           $13.500      $8.417      May 31, 1998            $22.922        $19.328
    August 31, 1997        $16.667     $11.583      August 31, 1998         $22.938        $16.938


STOCKHOLDERS

     As of November 10, 1998, the Company had 320 record holders of its common stock. As of that date, the Company had approximately 2,600 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

     The Company did not pay any dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the financial condition and operating results of the Company. One should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Company's Consolidated Financial Statements included elsewhere in this report.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                               Year ended August 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                          1998           1997            1996          1995           1994
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Company-owned restaurant sales                     $ 182,011       $ 152,739      $ 120,700      $  91,438      $  72,629
   Franchised restaurants:
      Franchise fees                                      2,564           1,702          1,453          1,409          1,144
      Franchise royalties                                32,391          26,764         23,315         20,392         14,703
   Other                                                  2,141           2,813          5,662         10,521         11,228
-------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                    219,107         184,018        151,130        123,760         99,704
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
   Cost of restaurant sales                             135,806         112,588         92,663         72,275         56,966
   Selling, general and administrative                   22,250          19,318         14,498         13,260         10,918
   Depreciation and amortization                         14,790          12,320          8,896          5,910          4,165
   Minority interest in earnings of
      restaurant partnerships                             7,904           7,558          4,806          3,259          2,723
   Provision for impairment of long-lived assets            285             266          8,627             71          4,153
   Special provision for litigation settlement            2,700               -              -              -              -
   Other operating expenses                                   -               -          3,101          7,354          7,775
-------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                    183,735         152,050        132,591        102,129         86,700
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
   Income from operations                                35,372          31,968         18,539         21,631         13,004
   Net interest expense                                   2,750           1,558            476          1,414            776
-------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes and  cumulative
      effect of change in accounting                  $  32,622       $  30,410      $  18,063      $  20,217      $  12,228
-------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of change
      in accounting                                   $  20,470       $  19,082      $  11,244      $  12,484      $   7,643
   Cumulative effect of change in accounting,
      net of taxes and minority interest                    681               -              -              -              -
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                         $  19,789       $  19,082      $  11,244      $  12,484      $   7,643
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

   Income per share before cumulative effect of
      change in accounting (1):
         Basic                                        $    1.07       $    0.96      $    0.57      $    0.71      $    0.43
         Diluted                                      $    1.03       $    0.95      $    0.56      $    0.70      $    0.43

BALANCE SHEET DATA:
   Working capital (deficit)                          $  (7,292)      $   3,509      $   3,491      $   4,249      $   7,314
   Property, equipment and capital leases, net          188,065         136,522        100,505         70,171         40,979
   Total assets                                         233,180         184,841        147,444        105,331         76,982
   Obligations under capital leases (including
      current portion)                                    8,379           9,183          9,808          6,274          6,823
   Long-term debt (including current portion)            61,518          37,633         12,401         24,902          6,419
   Stockholders' equity                                 132,011         118,174        109,683         63,357         54,377


(1)  Adjusted for a 3-for-2 stock split in 1998 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional, and national economic conditions, weather, demographic trends, traffic patterns, employee availability, and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

RESULTS OF OPERATIONS

     The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, the selling and leasing of signs and real estate, and from minority ownership positions in certain franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income. The table also sets forth certain restaurant data for the periods indicated.

               PERCENTAGE RESULTS OF OPERATIONS AND RESTAURANT DATA
                                ($ IN THOUSANDS)

                                                                                   YEAR ENDED AUGUST 31,
                                                                     -------------------------------------------------
                                                                          1998              1997             1996
                                                                     --------------    --------------    -------------
INCOME STATEMENT DATA:
Revenues:
 Company-owned restaurant sales                                            83.0%             83.0%            79.9%
 Franchised restaurants:
   Franchise fees                                                           1.2               0.9              1.0
   Franchise royalties                                                     14.8              14.6             15.4
 Other                                                                      1.0               1.5              3.7
                                                                     --------------    --------------    -------------
                                                                          100.0%            100.0%           100.0%
                                                                     --------------    --------------    -------------
                                                                     --------------    --------------    -------------
Costs and expenses:
 Company-owned restaurants (1)                                             74.6%             73.7%            76.8%
 Selling, general and administrative                                       10.2              10.5              9.6
 Depreciation and amortization                                              6.8               6.7              5.9
 Minority interest in earnings of restaurant partnerships (1)               4.3               4.9              4.0
 Provision for impairment of long-lived assets                               .1                .1              5.7
 Other                                                                      1.2                 -              2.1
Income from operations                                                     16.1              17.4             12.3
Net interest expense                                                        1.3                .8               .3
Income before cumulative effect of change in accounting                     9.3              10.4              7.4
Net income                                                                  9.0%             10.4%             7.4%


RESTAURANT OPERATING DATA:
Company-owned restaurants:
 Core markets                                                               185               165              158
 Developing markets                                                         107                91               73
                                                                     --------------    --------------    -------------
 All markets (2)                                                            292               256              231
Franchised restaurants (2)                                                1,555             1,424            1,336
                                                                     --------------    --------------    -------------
Total                                                                     1,847             1,680            1,567
                                                                     --------------    --------------    -------------
                                                                     --------------    --------------    -------------

System-wide sales                                                    $1,333,877        $1,142,636         $984,784
 Percentage increase (3)                                                   16.7%             16.0%            11.8%

Average sales per restaurant:
 Company-owned                                                             $663              $649             $601
 Franchise                                                                  775               720              657
 System-wide                                                                758               707              648


Change in comparable restaurant sales (4):
 Company-owned restaurants:
   Core markets                                                             5.4%              8.7%             5.9%
   Developing markets                                                      (2.5)             (2.1)            (1.0)
                                                                     --------------    --------------    -------------
   All markets                                                              4.0%              6.3%             4.9%
 Franchise                                                                  6.9               8.5              5.1
 System-wide                                                                6.3               8.0              5.0

---------------------------
(1)  As a percentage of Company-owned restaurant sales.
(2) Number of restaurants open at end of year (the allocation of Company-owned restaurants by core and developing markets differs from the table on page two because that table sets forth the numbers by state rather than by television market.)
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase for restaurants open in both the reported and prior years.

     COMPARISON OF FISCAL 1998 TO FISCAL 1997. Total revenues increased 19.1% to $219.1 million in fiscal 1998 from $184.0 million in fiscal 1997. Company-owned restaurant sales increased 19.2% to $182.0 million in fiscal 1998 from $152.7 million in fiscal 1997. Of the $29.3 million increase in Company-owned restaurant sales, $24.2 million was due to the net addition of 61 Company-owned restaurants since the beginning of fiscal 1997. Average sales increases of approximately 4.0% by stores open the full reporting periods of fiscal 1998 and fiscal 1997 accounted for $5.1 million of the increase. Franchise fee revenues increased to $2.6 million during fiscal 1998 as compared to $1.7 million during fiscal 1997, primarily resulting from the opening of 120 new franchise restaurants in fiscal 1998 compared to 92 in fiscal 1997. Franchise royalties increased 21.0% to $32.4 million in fiscal 1998 compared to $26.8 million in fiscal 1997. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $3.1 million and resulted from the franchise same store sales growth of 6.9% over fiscal 1997. Additional franchise restaurants in operation resulted in an increase in royalties of $2.5 million. The decrease in other revenues of approximately $0.7 million resulted primarily from the fiscal year 1997 gain on the sale of the Company's minority interest in 10 restaurants.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.6% in fiscal 1998, compared to 73.7% in fiscal 1997. The reported decline in operating margins resulted primarily from the Company's adoption of a new accounting standard, SOP 98-5, which requires that pre-opening and other start-up costs be expensed as incurred. The Company previously capitalized such costs and amortized them over 12 months. Implementation of the standard resulted in the reclassification of expenses from depreciation and amortization into restaurant cost of operations. The following table sets out the pro forma operating margins for fiscal 1998 and 1997 as if the Company had adopted the new standard as of the beginning of fiscal 1997.


                                                        YEAR ENDED
                                             AUGUST 31,               August 31,
                                                 1998                     1997
                                             -----------------------------------
     Pro forma margin analysis:
     Company-owned restaurants:
      Food and packaging                        27.6%                   28.6%
      Payroll and other employee benefits       28.7                    28.3
      Other operating expenses                  18.3                    17.6
                                                -----------------------------
                                                74.6%                   74.5%

     The following discussion is based on the pro forma margin analysis. Management believes the decrease in food and packaging costs resulted from the negotiation of more favorable contracts with suppliers, a reduction in promotional discounting from standard menu prices and a continued shift in product mix toward higher margin items such as drinks and ice cream. The increase in payroll and other employee benefit costs resulted primarily from an increase in the hourly wage rate related to a minimum wage increase which was effective September 1, 1997 without a corresponding increase in pricing. The increase in other operating expenses resulted primarily from increased marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurant partnerships decreased, as a percentage of Company-owned restaurant sales, to 4.3% in fiscal 1998 versus 4.9% in fiscal 1997. This decrease reflected the minority partners' share of depreciation expense associated with the roll-out of a point-of-sale system.

     Selling, general and administrative expenses, as a percentage of total revenues, decreased to 10.2% in fiscal 1998 compared with 10.5% in fiscal 1997. Management expects selling, general and administrative expenses to decline in future periods, as a percentage of total revenues, because the Company plans to add fewer corporate employees, as a percentage of the existing corporate employee base, than in previous periods. This strategy is expected to result in revenues growing at a higher rate than selling, general and administrative expenses. Depreciation and amortization expense increased approximately $2.5 million due to the purchase of buildings and equipment for new restaurants, retrofit expenditures for existing restaurants, and information systems upgrades. Management expects this trend to continue due to a similar level of capital expenditures planned for fiscal 1999.

     The Company recorded a $2.7 million special provision for litigation settlement in the third fiscal quarter of 1998 as a result of the denial by the Supreme Court of the State of Texas of the Company's appeal of a decision by the

Texas Court of Appeals in a real estate related lawsuit that has been ongoing for several years. See Note 16 of the Notes to Consolidated Financial Statements.

     Income from operations increased to $35.4 million from $32.0 million in fiscal 1997. Excluding the special provision for litigation settlement discussed above, income from operations increased 19.1% to $38.1 million.

     Net interest expense increased to $2.8 million in fiscal 1998 from $1.6 million in fiscal 1997. This increase was the result of additional borrowings to partially fund the Company's capital additions of $67.0 million and stock repurchases of $10.0 million. The Company expects interest expense to continue to increase in fiscal 1999.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal 1998 and 1997. Net income, excluding the special provision for litigation settlement and before the cumulative effect of the change in accounting for pre-opening costs, increased 16.2%. Net income per diluted share increased 17.9% over fiscal 1997, excluding the cumulative effect of the accounting change and the special provision for litigation settlement.

     COMPARISON OF FISCAL 1997 TO FISCAL 1996. Total revenues increased 21.8% to $184.0 million in fiscal 1997 from $151.1 million in fiscal 1996. Company-owned restaurant sales increased 26.5% to $152.7 million in fiscal 1997 from $120.7 million in fiscal 1996. Of the $32.0 million increase in Company-owned restaurant sales, $25.8 million was due to the net addition of 78 Company-owned restaurants since the beginning of fiscal 1996. Average sales increases of approximately 6.3% by stores open the full reporting periods of fiscal 1997 and fiscal 1996 accounted for $6.2 million of the increase. Franchise fee revenues increased to $1.7 million during fiscal 1997 as compared to $1.5 million during fiscal 1996, primarily resulting from the opening of 92 new franchise restaurants in fiscal 1997 vs. 81 in fiscal 1996. Franchise royalties increased 14.8% to $26.8 million in fiscal 1997 compared to $23.3 million in fiscal 1996. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $2.3 million and resulted from the franchise same store sales growth of 8.5% over fiscal 1996. Additional franchise restaurants in operation resulted in an increase in royalties of $1.1 million. The decrease in other revenues was due to the sale of the restaurant equipment division in fiscal 1996. This decrease was offset by the gain on the sale of the Company's minority interest in 10 restaurants. The sale of these interests is not expected to have a material impact on income in the future.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.7% in fiscal 1997, compared to 76.8% in fiscal 1996. Management believes the improvement in restaurant operating margins resulted from (1) a 3.5% average price increase implemented October 1, 1996, along with a 2.5% average price increase implemented during the second quarter of fiscal 1996, (2) reductions in food and packaging costs due to consolidation of purchasing distribution functions and renegotiation of pricing terms, and
(3) improved operational cost controls through the implementation of a standard ideal food cost program in fiscal 1996. The improvements mentioned above were partially offset by a minimum wage increase which was effective on October 1, 1996, and an increase in marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Another minimum wage increase became effective September 1, 1997 and had a negative impact on payroll and employee benefits expense of approximately one percentage point, as a percentage of Company-owned restaurant sales. Minority interest in earnings of restaurant partnerships increased, as a percentage of Company-owned restaurant sales, to 4.9% in fiscal 1997 as compared to 4.0% in fiscal 1996. This increase occurred primarily due to the improvements in operating margins discussed above.

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

     Income from operations increased to $32.0 million from $18.5 million in fiscal 1996. Excluding the provision for adoption of a new accounting standard recorded in fiscal 1996, income from operations increased 18.1%.

     Net interest expense increased to $1.6 million in fiscal 1997 from $0.5 million in fiscal 1996. This increase was the result of additional borrowings to partially fund the Company's capital additions of $48.6 million and stock repurchases of $11.4 million.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal 1997, compared to 37.75% for the comparable period in fiscal 1996. Net income for the period increased 15.2% to $19.1 million and earnings per diluted share increased 15.4% to $1.42, excluding the after-tax effect of the provision for adoption of a new accounting standard recorded in fiscal 1996.

LIQUIDITY AND SOURCES OF CAPITAL

     During fiscal 1998, the Company opened 50 new restaurants and sold 14 restaurants to franchisees. The Company funded total capital additions for fiscal 1998 of $67.0 million, which included the cost of newly-opened restaurants, restaurants under construction, retrofits of existing restaurants, new equipment for existing restaurants and corporate use, internally from cash generated by operating activities and through borrowings under the Company's line of credit. During fiscal 1998, the Company elected to own the real estate on 47 of the 50 newly-constructed restaurants. The Company expects to own the land and building for approximately 90% of its future Company-owned newly-constructed restaurants. In addition to the capital expenditures mentioned above, the Company repurchased 482,000 shares (as adjusted for the 1998 stock split) of common stock for approximately $10.0 million during fiscal 1998.

     The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, and for other general corporate purposes to the extent such cash requirements exceed cash provided by operations. As of August 31, 1998, the Company's outstanding borrowings under the line of credit were $11.0 million, exclusive of $0.3 million in outstanding letters of credit. The available line of credit on this facility as of August 31, 1998, was $48.7 million. Additionally, the Company completed a private placement of $50 million in Senior Unsecured Notes on April 23, 1998. These notes consist of $20 million of Series A notes which mature in 2003, and $30 million of Series B notes which mature in 2005. Interest on the notes will be payable semi-annually in arrears at an average annual rate of approximately 6.7%. The Company used the proceeds from the notes to pay down the outstanding borrowings under the line of credit (discussed above), to repurchase common stock of the Company and for general corporate purposes.

     The Company plans for capital expenditures of approximately $67 million in fiscal 1999, excluding potential acquisitions. These capital expenditures are primarily for the development of additional Company-owned stores, retrofit of Company-owned stores and enhancements to existing financial and operating information systems. In addition to the planned capital expenditures, the Company's board of directors has authorized the repurchase of up to $10 million of additional shares of the Company's common stock. The Company expects to fund these capital expenditures and share repurchases through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will be sufficient to meet the Company's needs for the foreseeable future.

YEAR 2000

     DESCRIPTION. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt the Company's normal business activities.

     The Company has established a plan to prepare its systems for the Year
2000 issue as well as to reasonably assure that its critical business partners are prepared. The phases of the Company's plan to resolve the Year 2000 issue involve awareness, assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all internal systems that could be significantly affected by the Year 2000 issue. Based upon its assessment, the Company has determined that it will be required to modify or replace portions of its software primarily related to customized interfaces between its financial systems and other applications. The Company believes that with modifications or replacements of the identified software programs, the Year 2000 issue can be mitigated. However, if all additional phases of the Year 2000 plan are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company as set forth under RISKS AND CONTINGENCY PLANS. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its key third party business partners.

     STATUS. The Company's internal information technology exposures are primarily related to financial and management information systems. As of October 31, 1998, the Company is 60% complete on the remediation phase and expects to complete software reprogramming and replacement no later than February 28, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, the Company will test and implement the software. As of October 31, 1998, the Company had completed 25% of its testing and had implemented 30% of its remediated applications. Completion of the testing phase for all significant systems is expected by June 30, 1999 with all remediated systems fully tested and implemented by September 30, 1999.

     The Company's non-Information Technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The initial assessment of these systems has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. As such, the Company is not currently remediating this operating equipment. However, the existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant non-Information Technology systems are Year 2000 compliant, the Company plans to continue testing its operating equipment and expects to complete the testing by March 31, 1999.

     SIGNIFICANT THIRD PARTIES. The Company's significant third party business partners consist of suppliers, banks, and its franchisees. The Company does not have any significant system interfaces with third parties. An initial inventory of significant suppliers and distributors has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. Additionally, the Company has identified approximately 20 key suppliers and distributors which it intends to meet with and discuss their Year 2000 readiness. The Company intends to develop contingency plans by March 31, 1999 for suppliers that appear to have substantial Year 2000 operational risks which may include the change of suppliers to minimize such risks.

     Letters will be sent to all relationship banks by December 31, 1998 requesting an update on their Year 2000 compliance status. Review and evaluation of responses will be conducted through June 30, 1999. No later than September 30, 1999, the Company will discontinue relationships with banks that indicate compliance with Year 2000 has not been achieved.

     A Year 2000 information manual has been sent to all franchisees explaining the Year 2000 issue and associated business risks. This manual provided information and tools to assist the franchisees in assessing their Year 2000 risks. The Company will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

     COSTS. The Company's Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test, and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding internal personnel costs, is estimated at $650,000 and is being funded by operating cash flows. As of August 31, 1998, the Company had incurred approximately $75,000, which has all been expensed, related to the Year 2000 project. Of the total remaining project costs, approximately $300,000 is attributable to the purchase and implementation of new software and will be capitalized. The remaining $275,000 relates to remediation and testing of software and will be expensed as incurred.

     RISKS AND CONTINGENCY PLANS. Management of the Company believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. The Company plans to make diligent efforts to assess the Year 2000 readiness of its significant business partners and will develop contingency plans for critical areas where it believes its exposure to Year 2000 risk is the greatest. However, despite the Company's efforts, it may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude its remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, the Company may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition, or cash flows in 1999 and beyond. Additionally, the inability of franchisees to remit royalty payments on a timely basis could have a material adverse effect on the Company. The amount of potential loss cannot be reasonably estimated at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

     The Company's exposure to interest rate risk currently consists of its Senior notes and outstanding line of credit. The Senior notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior notes as of August 31, 1998 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 1998, the estimated fair value of the Senior notes exceeded the carrying amount by approximately $1.2 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $11.0 million as of August 31, 1998. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior notes and line of credit as of August 31, 1998 would be immaterial.

     The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken, and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

IMPACT OF INFLATION

     Though increases in labor, food, or other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years. During fiscal year 1997, however, Company-owned restaurants increased prices due primarily to higher labor costs resulting from increases in the federal minimum wage.

SEASONALITY

     The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's results during its second quarter, comprising the months of December, January, and February, will generally be lower than its other quarters due to the climate of the locations of a number of its restaurants.

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

                                       PART III

     Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1998.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                           Pages
                                                                           -----
          Report of Independent Auditors                                     F-1
          Consolidated Balance Sheets at August 31, 1998 and 1997            F-2
          Consolidated Statements of Income for each of the
           three years in the period ended August 31, 1998                   F-4
          Consolidated Statements of Stockholders' Equity for each of the
           the three years in the period ended August 31, 1998               F-5
          Consolidated Statements of Cash Flows for each of the
           three years in the period ended August 31, 1998                   F-6
          Notes to Consolidated Financial Statements                         F-8

FINANCIAL STATEMENT SCHEDULES

     The Company has included the following schedule immediately following this
Item 14:

                                                                            Page
                                                                            ----
          Schedule II    -    Valuation and Qualifying Accounts             F-30

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

     10.05. Form of Sonic Industries Inc. License Agreement (the Number 6A License Agreement).

     10.06. Form of Sonic Industries Inc. License Agreement (the Number 5.2 License Agreement).

     10.07. Form of Sonic Industries Inc. Area Development Agreement, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.08. Form of Sonic Industries Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form S-1 Registration Statement No. 33-37158.

     10.09. Form of General Partnership Agreement, Limited Liability Company Operating Agreement, Partnership Master Agreement, and Limited Liability Company Master Agreement, which the Company hereby incorporates by reference from
Exhibit 10.07 to the Company's Form 10-K for the fiscal year ended August 31, 1997.

     10.10. 1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.11. 1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.12. 1991 Sonic Corp. Directors' Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended August 31, 1991.*

     10.13. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.14. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.15. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*

     10.16. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*

     10.17. Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended August 31, 1996.*

     10.18. Form of Employment Agreement and Schedule of Material Differences for the Executive Officers of the Company, which the Company hereby incorporates by reference form the Company's Form 10-K for the fiscal year ended August 31, 1997.

     10.19. Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from
Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended August 31, 1995.

     10.20. First Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from
Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

     10.21. Second Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from
Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

     10.22. Third Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from
Exhibit 10.01 to the Company's Form 10-Q for the fiscal quarter ended May 31, 1997.

     10.23. Fourth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.21 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.

     10.24. Fifth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.

     10.25. Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.

     10.26. Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.

     10.27. Form of 6.759% Senior Notes, Series B, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.

     21.01. Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.01 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

     23.01.    Consent of Independent Auditors.

     24.01.    Power of Attorney.

     27.01.    Financial Data Schedule.

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 1998.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, in fiscal year 1998 Sonic Corp. changed its method of accounting for pre-opening and other start-up costs by adopting Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

                                           ERNST & YOUNG LLP


Oklahoma City, Oklahoma
October 12, 1998

                                   Sonic Corp.

                           Consolidated Balance Sheets



                                                                           AUGUST 31,
                                                                      1998              1997
                                                                 --------------------------------
                                                                         (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                         $   2,602        $   7,334
  Accounts and notes receivable, net                                    7,587            5,890
  Refundable income taxes                                               2,413            2,489
  Net investment in direct financing and sales-type leases              1,092              856
  Inventories                                                           1,363            1,239
  Deferred income taxes                                                   506              100
  Prepaid expenses and other                                              976              791
                                                                 --------------------------------
Total current assets                                                   16,539           18,699



Notes receivable, net                                                   3,579            3,314


Net investment in direct financing and sales-type leases                3,494            3,361


Property, equipment and capital leases, net                           188,065          136,522


Intangibles and other assets, net (NOTE 6)                             21,503           22,945
                                                                 --------------------------------
Total assets                                                        $ 233,180        $ 184,841
                                                                 --------------------------------
                                                                 --------------------------------


                                   Sonic Corp.


                                                                                        AUGUST 31,
                                                                                  1998              1997
                                                                             --------------------------------
                                                                                      (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  10,740         $   4,635
  Deposits from franchisees                                                         883               780
  Accrued liabilities                                                            11,140             8,629
  Obligations under capital leases due within one year                              950             1,030
  Long-term debt due within one year                                                118               116
                                                                             --------------------------------
Total current liabilities                                                        23,831            15,190

Obligations under capital leases due after one year                               7,429             8,153
Long-term debt due after one year                                                61,400            37,517
Other noncurrent liabilities                                                      4,704             5,051
Deferred income taxes                                                             3,805               756
Commitments and contingencies (NOTES 4, 7, 15, AND 16)

Stockholders' equity:
  Preferred stock, par value $.01; 1,000,000 shares authorized;
   none outstanding                                                                  -                 -
  Common stock, par value $.01; 40,000,000 shares authorized;
   shares issued 20,554,213 in 1998 and 13,531,593 in 1997                         206               135
  Paid-in capital                                                               63,866            59,891
  Retained earnings                                                             89,455            69,666
                                                                             --------------------------------
                                                                               153,527           129,692
  Treasury stock, at cost; 1,692,370 shares in 1998 and
   807,080 shares in 1997                                                      (21,516)          (11,518)
                                                                             --------------------------------
Total stockholders' equity                                                     132,011           118,174
                                                                             --------------------------------
Total liabilities and stockholders' equity                                   $ 233,180         $ 184,841
                                                                             --------------------------------
                                                                             --------------------------------


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                       Consolidated Statements of Income



                                                                              YEAR ENDED AUGUST 31,
                                                                       1998            1997             1996
                                                                  -----------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Company-owned restaurant sales                                    $ 182,011         $ 152,739         $ 120,700
 Franchised restaurants:
   Franchise fees                                                      2,564             1,702             1,453
   Franchise royalties                                                32,391            26,764            23,315
 Other                                                                 2,141             2,813             5,662
                                                                  -----------------------------------------------
                                                                     219,107           184,018           151,130
Costs and expenses:
 Company-owned restaurants:
   Food and packaging                                                 50,179            43,661            37,463
   Payroll and other employee benefits                                52,310            42,508            34,555
   Other operating expenses                                           33,317            26,419            20,645
                                                                  -----------------------------------------------
                                                                     135,806           112,588            92,663

 Selling, general and administrative                                  22,250            19,318            14,498
 Depreciation and amortization                                        14,790            12,320             8,896
 Minority interest in earnings of restaurant partnerships              7,904             7,558             4,806
 Provision for impairment of long-lived assets                           285               266             8,627
 Special provision for litigation settlement                           2,700                 -                 -
 Other operating expenses                                                  -                 -             3,101
                                                                  -----------------------------------------------
                                                                     183,735           152,050           132,591
                                                                  -----------------------------------------------
Income from operations                                                35,372            31,968            18,539

Interest expense                                                       3,446             2,154             1,184
Interest income                                                         (696)             (596)             (708)
                                                                  -----------------------------------------------
Net interest expense                                                   2,750             1,558               476
                                                                  -----------------------------------------------
Income before income taxes and cumulative effect
  of change in accounting                                             32,622            30,410            18,063
Provision for income taxes                                            12,152            11,328             6,819
                                                                  -----------------------------------------------
Income before cumulative effect of change in accounting               20,470            19,082            11,244
Cumulative effect of change in accounting, net of income
  taxes of $404 (NOTE 1)                                                 681                 -                 -
                                                                  -----------------------------------------------
Net income                                                         $  19,789         $  19,082         $  11,244
                                                                  -----------------------------------------------
                                                                  -----------------------------------------------

Basic income per share:
 Income before cumulative effect of change in accounting           $    1.07         $     .96         $     .57
 Cumulative effect of change in accounting                              (.04)                -                 -
                                                                  -----------------------------------------------
 Net income per share - basic                                      $    1.03         $     .96         $     .57
                                                                  -----------------------------------------------
                                                                  -----------------------------------------------
Diluted income per share:
 Income before cumulative effect of change in accounting           $    1.03         $     .95         $     .56
 Cumulative effect of change in accounting                              (.03)                -                 -
                                                                  -----------------------------------------------
  Net income per share - diluted                                   $    1.00         $     .95         $     .56
                                                                  -----------------------------------------------
                                                                  -----------------------------------------------

SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                 Consolidated Statements of Stockholders' Equity

                                                  COMMON STOCK                                           TREASURY STOCK
                                                  ------------          PAID IN       RETAINED           --------------
                                               SHARES      AMOUNT        CAPITAL      EARNINGS         SHARES      AMOUNT
                                            --------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Balance at August 31, 1995                      12,080      $ 121      $ 30,355       $ 39,340           428       $ (6,459)

Exercise of common stock options                   154          2         2,037              -             -              -
Purchase of treasury stock                           -          -             -              -             8           (143)
Sale of common stock                             1,241         12        26,715              -          (428)         6,459
Net income                                           -          -             -         11,244             -              -
                                            --------------------------------------------------------------------------------
Balance at August 31, 1996                      13,475        135        59,107         50,584             8           (143)

Exercise of common stock options                    57          -           784              -             -              -
Purchase of treasury stock                           -          -             -              -           799        (11,375)
Net income                                           -          -             -         19,082             -              -
                                            --------------------------------------------------------------------------------
Balance at August 31, 1997                      13,532        135        59,891         69,666           807        (11,518)

Exercise of common stock options                   187          2         2,690              -             -              -
Tax benefit related to employee stock
  options                                            -          -         1,356              -             -              -
Purchase of treasury stock                           -          -             -              -           414         (9,998)
Three-for-two stock split, including
  $2 paid in cash for fractional shares          6,835         69           (71)             -           471              -
Net income                                           -          -             -         19,789             -              -
                                            --------------------------------------------------------------------------------
Balance at August 31, 1998                      20,554      $ 206      $ 63,866       $ 89,455         1,692       $(21,516)
                                            --------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                      Consolidated Statements of Cash Flows



                                                                   YEAR ENDED AUGUST 31,
                                                              1998           1997           1996
                                                         ---------------------------------------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 19,789       $ 19,082       $ 11,244
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Cumulative effect of change in accounting                   681              -              -
    Depreciation                                             13,218         10,099          7,166
    Amortization                                              1,572          2,221          1,730
    Gains on dispositions of assets                            (282)        (1,491)          (309)
    Amortization of franchise and development fees           (2,564)        (1,702)        (1,453)
    Franchise and development fees collected                  2,771          1,768          1,460
    Provision (credit) for deferred income taxes,
       net of $404 credit in 1998                             2,643          2,950         (1,905)
    Provision for impairment of long-lived assets               285            266          8,627
    Other                                                        60             24             74
    (Increase) decrease in operating assets:
      Accounts and notes receivable                            (632)            (5)          (380)
      Refundable income taxes                                    76         (2,489)             -
      Inventories and prepaid expenses and other               (309)            62           (766)
    Increase in operating liabilities:
      Accounts payable                                        6,105          1,709          1,213
      Accrued and other liabilities                           3,633          1,649          2,154
                                                         ---------------------------------------------
Total adjustments                                            27,257         15,061         17,611
                                                         ---------------------------------------------
Net cash provided by operating activities                    47,046         34,143         28,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                         (66,982)       (48,048)       (41,107)
Investments in direct financing leases                       (1,624)          (935)        (1,235)
Collections on direct financing leases                        1,244            922            987
Proceeds from dispositions of assets                          1,745          3,025          2,450
Increase in intangibles and other assets:
  Goodwill resulting from acquisitions of
   restaurants                                                    -              -         (5,964)
  Other                                                      (1,697)        (3,455)        (1,721)
                                                         ---------------------------------------------
Net cash used in investing activities                       (67,314)       (48,491)       (46,590)


(CONTINUED ON FOLLOWING PAGE)

                                   Sonic Corp.


                                                                                  YEAR ENDED AUGUST 31,
                                                                          1998             1997            1996
                                                                     -----------------------------------------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                     $ 105,500       $  59,750       $  11,500
Payments on long-term debt                                               (81,615)        (34,542)        (24,250)
Purchases of treasury stock                                               (9,998)        (11,375)             (4)
Payments on capital lease obligations                                     (1,041)           (641)           (669)
Exercises of stock options                                                 2,692             784           1,900
Other                                                                         (2)              -               -
Proceeds from sale of common stock                                             -               -          33,186
                                                                     -----------------------------------------------
Net cash provided by financing activities                                 15,536          13,976          21,663
                                                                     -----------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                              (4,732)           (372)          3,928

Cash and cash equivalents at beginning of the year                         7,334           7,706           3,778
                                                                     -----------------------------------------------
Cash and cash equivalents at end of the year                           $   2,602       $   7,334       $   7,706
                                                                     -----------------------------------------------
                                                                     -----------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                             $   2,271       $   2,254       $   1,369
  Income taxes (net of refunds)                                            8,030          11,942           8,192
Additions to capital lease obligations                                       249             569           4,203
Purchases of treasury stock in connection with
  exercises of stock options                                                   -               -             139
Accounts and notes receivable from property and
  equipment sales                                                          1,330               -               -
Tax benefit related to employee stock options                              1,356               -               -


SEE ACCOMPANYING NOTES.

                                   Sonic Corp.

                   Notes to Consolidated Financial Statements

                         August 31, 1998, 1997 and 1996

                        (In Thousands, Except Share Data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Sonic Corp. (the "Company") operates and franchises a chain of quick-service drive-in restaurants in the United States. In addition, the Company leases restaurant signs. The Company grants credit to its operating partners and its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned, Company-operated restaurants, organized principally as general partnerships. All significant intercompany accounts and transactions have been eliminated. Investments in minority-owned restaurants, organized principally as general partnerships, and other minority investments are accounted for under the equity method and are included in other assets.

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

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRE-OPENING COSTS

Prior to fiscal year 1998, the Company capitalized certain direct costs associated with opening new restaurants and amortized these costs over the first twelve months of restaurant operations. Effective September 1, 1997, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that pre-opening and other start-up costs be expensed as incurred. The cumulative effect of adopting SOP 98-5 resulted in a charge to operations for the unamortized balance of pre-opening and other start-up costs as of August 31, 1997 of $681 or $.03 per share (diluted), net of income tax effects of $404 and minority interest of $248.

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

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $9,340, $6,983, and $4,956 for fiscal years 1998, 1997 and 1996, respectively.

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share calculation. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS 128 requirements.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

2. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                  YEAR ENDED AUGUST 31,
                                                          1998              1997               1996
                                                     ---------------------------------------------------
Numerator:
  Net income                                             $19,789           $19,082           $11,244

Denominator:
  Weighted average shares outstanding - basic         19,107,369        19,851,970        19,789,012
  Effect of dilutive employee stock options              631,048           304,083           384,480
                                                     ---------------------------------------------------
  Weighted average shares - diluted                   19,738,417        20,156,053        20,173,492
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Net income per share - basic                          $     1.03        $      .96        $      .57
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
Net income per share - diluted                        $     1.00        $      .95        $      .56
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

Anti-dilutive employee stock options excluded             86,828           310,913            62,455
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------


                                   Sonic Corp.

                        (In Thousands, Except Share Data)


3. IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at the beginning of the fourth quarter of fiscal year 1996. Based on an evaluation of all restaurants which had incurred operating losses through May 31, 1996, the Company determined that certain restaurants and other assets with then existing carrying amounts of $12,553 were impaired and wrote them down to their fair values. The initial charge upon adoption of SFAS 121 was $8,541 ($5,316 after-tax or $.26 per share) and included $5,720 ($3,560 after-tax or $.17 per share) related to restaurants and other assets held for disposal with an estimated sales value, net of related costs to sell of $2,651, and $2,821 ($1,756 after-tax or $.09 per share) related to restaurants to be held and used. Certain of these properties with carrying amounts of $857 and $1,207 were disposed of in fiscal years 1998 and 1997, respectively, with net proceeds to the Company of $870 and $1,258, respectively. The Company plans to dispose of the remaining assets during fiscal year 1999 and has estimated the sales value, net of related costs to sell, at approximately $240. The initial charge upon adoption primarily relates to the write-down of certain restaurants to fair value consistent with the earnings expectations of each restaurant using discounted estimated future cash flows. As of August 31, 1998, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $5,936. Management's estimate of undiscounted future cash flows indicates that such carrying amounts are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value. The evaluation for impairment is done for each individual restaurant, rather than all restaurants as a group. The initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. The difference in the Company's previous policy and fair value under SFAS 121 for assets held for disposal at the beginning of the fourth quarter of fiscal year 1996 was not material. Prior to adoption of this new standard, a write-down of a restaurant only took place when a decision was made to close or dispose of the restaurant.

4. RESTAURANT TRANSACTIONS WITH RELATED PARTY

In March 1994, the Company entered into an agreement with a director and former officer of the Company in connection with his leaving the Company and returning to his career as a Sonic franchisee. Under that agreement, the director exchanged certain rights under his employment agreement, including the right to purchase six existing Sonic restaurants, for the right to purchase

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


4. RESTAURANT TRANSACTIONS WITH RELATED PARTY (CONTINUED)

the Company's interest in two existing Sonic restaurants (with financing provided by the Company) and to acquire certain development rights for future Sonic restaurants. As part of the agreement, the Company also agreed to assist the director with obtaining development financing for up to six Sonic restaurants. Since March 1994, the Company has entered into certain agreements with the director and the director's lender which provide that in the event of a default by the director under the terms of the director's restaurant development loans (aggregating $3,197 as of August 31, 1998 and $3,556 as of August 31, 1997), the Company is required to purchase the collateral (shares of the Company's common stock and real estate related to Sonic restaurants) securing the director's loans at fair market value as specified in the repurchase agreements. At August 31, 1998, the Company's repurchase obligations under these agreements expire $1,325 in 1999, $35 in 2000, $736 in 2001, and $1,101 in 2002.

5. ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following at August 31, 1998 and 1997:


                                                                 1998          1997
                                                            ----------------------------
Trade receivables                                                $2,917        $3,208
Notes receivable--current                                         2,523           874
Other                                                             2,370         1,907
                                                            ----------------------------
                                                                  7,810         5,989
Less allowance for doubtful accounts and notes receivable           223            99
                                                            ----------------------------
                                                                 $7,587        $5,890
                                                            ----------------------------
                                                            ----------------------------

Notes receivable--noncurrent                                     $3,701        $3,488
Less allowance for doubtful notes receivable                        122           174
                                                            ----------------------------
                                                                 $3,579        $3,314
                                                            ----------------------------
                                                            ----------------------------


                                   Sonic Corp.

                        (In Thousands, Except Share Data)

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following at August 31, 1998 and 1997:


                                                      1998           1997
                                                 -----------------------------
Trademarks, trade names, and other goodwill        $21,985        $21,124
Franchise agreements                                 1,870          1,870
Other intangibles and other assets                   5,545          6,547
                                                 -----------------------------
                                                    29,400         29,541
Less accumulated amortization                        7,897          6,596
                                                 -----------------------------
                                                   $21,503        $22,945
                                                 -----------------------------
                                                 -----------------------------


7. LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land portions of these leases are classified as operating leases and expire over the next nineteen years. The buildings and equipment portions of these leases are classified principally as direct financing or sales-type leases and expire principally over the next ten years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next twenty years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


7. LEASES (CONTINUED)

DIRECT FINANCING AND SALES-TYPE LEASES

Components of net investment in direct financing and sales-type leases are as follows at August 31, 1998 and 1997:


                                                                1998          1997
                                                           ----------------------------
Minimum lease payments receivable                               $6,425        $5,441
Less unearned income                                             1,839         1,224
                                                           ----------------------------
Net investment in direct financing and sales-type leases         4,586         4,217
Less amount due within one year                                  1,092           856
                                                           ----------------------------
Amount due after one year                                       $3,494        $3,361
                                                           ----------------------------
                                                           ----------------------------


Minimum lease payments receivable for each of the five years after August 31, 1998 are $1,635 in 1999, $1,166 in 2000, $987 in 2001, $802 in 2002, $634 in
2003 and $1,201 thereafter. Initial direct costs incurred in the negotiation and consummation of direct financing and sales-type lease transactions have not been material during fiscal years 1998 and 1997. Accordingly, no portion of unearned income has been recognized to offset those costs.

Other revenues include $1,570, $768 and $1,340 for fiscal years 1998, 1997 and 1996, respectively, related to sign lease transactions that have been accounted for as sales-type leases.

CAPITAL LEASES

Components of obligations under capital leases are as follows at August 31, 1998 and 1997:


                                                    1998           1997
                                               -----------------------------
Total minimum lease payments                       $13,434        $14,793
Less amount representing interest                    5,055          5,610
                                               -----------------------------
Present value of net minimum lease payments          8,379          9,183
Less amount due within one year                        950          1,030
                                               -----------------------------
Amount due after one year                          $ 7,429        $ 8,153
                                               -----------------------------
                                               -----------------------------


Maturities of these obligations under capital leases, including interest averaging 12% in fiscal years 1998 and 1997, and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


7. LEASES (CONTINUED)


                                                 OPERATING         CAPITAL
                                              -------------------------------
     Year ending August 31:
       1999                                       $ 2,609           $1,777
       2000                                         2,575            1,561
       2001                                         2,537            1,383
       2002                                         2,426            1,306
       2003                                         1,833            1,233
       Thereafter                                  11,870            6,174
                                              -------------------------------
                                                   23,850           13,434
       Less amount representing interest                -            5,055
                                              -------------------------------
                                                 $ 23,850           $8,379
                                              -------------------------------
                                              -------------------------------


Total minimum lease payments do not include contingent rentals on capital leases which have not been material.

Total rent expense for all operating leases consists of the following:


                                         Year ended August 31,
                                 1998            1997            1996
                            ----------------------------------------------
Minimum rentals                $ 3,323         $ 3,035         $ 2,596
Contingent rentals                 538             510             432
Less:  Sublease rentals           (134)           (103)            (56)
                            ----------------------------------------------
                               $ 3,727         $ 3,442         $ 2,972
                            ----------------------------------------------
                            ----------------------------------------------

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


8. PROPERTY, EQUIPMENT AND CAPITAL LEASES

Property, equipment and capital leases consist of the following at August 31, 1998 and 1997:


                                                                                    1998              1997
                                                                               --------------------------------
Home office:
 Land and leasehold improvements                                                 $  1,355        $  1,262
 Computer and other equipment                                                      19,156          17,768
Restaurants, including those leased to others:
 Land                                                                              49,149          33,739
 Buildings, including property held for disposition                                85,928          53,582
 Equipment                                                                         60,812          47,884
                                                                               --------------------------------
Property and equipment, at cost                                                   216,400         154,235
Less accumulated depreciation                                                      34,496          24,335
                                                                               --------------------------------
Property and equipment, net                                                       181,904         129,900

Leased restaurant buildings and equipment under capital leases,
 including those held for sublease                                                 10,035          10,101
Less accumulated amortization                                                       3,874           3,479
                                                                               --------------------------------
Capital leases, net                                                                 6,161           6,622
                                                                               --------------------------------
Property, equipment and capital leases, net                                      $188,065        $136,522
                                                                               --------------------------------
                                                                               --------------------------------


Property and equipment include land, buildings and equipment with a carrying amount of $10,181 at August 31, 1998 which were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $1,029 at August 31, 1998.

Property, equipment and capital leases also include assets held for disposal or sublease with aggregate net carrying amounts, exclusive of certain carrying costs reflected in liabilities, of $265 at August 31, 1998 and $1,464 at August 31, 1997.

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


9. ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 1998 and 1997:


                                                                       1998           1997
                                                                  -----------------------------
Wages and other employee benefits                                   $ 2,009        $ 1,383
Income taxes payable                                                  1,201          1,560
Taxes, other than income taxes                                        4,002          3,487
Accrued carrying costs for restaurant closings and disposals            291            370
Accrued interest                                                      1,243             68
Annual convention deposits                                              933            882
Other                                                                 1,461            879
                                                                  -----------------------------
                                                                    $11,140        $ 8,629
                                                                  -----------------------------
                                                                  -----------------------------


10. LONG-TERM DEBT

Long-term debt consists of the following at August 31, 1998 and 1997:


                                                                  1998              1997
                                                             --------------------------------
Senior unsecured notes (A)                                      $ 50,000         $      -
Borrowings under line of credit (B)                               11,000           37,000
Other                                                                518              633
                                                             --------------------------------
                                                                  61,518           37,633
Less long-term debt due within one year                              118              116
                                                             --------------------------------
Long-term debt due after one year                               $ 61,400         $ 37,517
                                                             --------------------------------
                                                             --------------------------------


(A) In April 1998, the Company completed a private placement of $50,000 of senior unsecured notes with $20,000 of Series A notes maturing in 2003 and $30,000 of Series B notes maturing in 2005. Interest is payable semi-annually and accrues at 6.65% for the Series A notes and 6.76% for the Series B notes. The proceeds from the issuance were used to pay down the $43,000 balance then outstanding under the existing line of credit, to fund repurchases of common stock of the Company and for general corporate purposes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to total capital and fixed charge coverage and limits additional borrowings.

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


10. LONG-TERM DEBT (CONTINUED)

(B) The Company has an agreement (as amended) with a group of banks which provides for a $60,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2001. The agreement allows for annual renewal options, subject to approval by the banks. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 1998, the Company's effective borrowing rate was 6.8%. As of August 31, 1998 there were $300 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

Maturities of long-term debt for each of the five years after August 31, 1998 are $118 in 1999, $69 in 2000, $11,021 in 2001, $23 in 2002, $20,025 in 2003
and $30,262 thereafter.

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following at August 31, 1998 and 1997:


                                                                           1998             1997
                                                                      --------------------------------
Deferred area development fees                                           $   599          $   495
Minority interest in consolidated restaurant partnerships                  2,841            2,948
Accrued carrying costs for restaurant closings and disposals                 971              756
Other                                                                        293              852
                                                                      --------------------------------
                                                                         $ 4,704          $ 5,051
                                                                      --------------------------------
                                                                      --------------------------------


                                   Sonic Corp.

                      (In Thousands, Except Share Data)


12. INCOME TAXES

The components of the provision (benefit) for income taxes related to income before cumulative effect of change in accounting principle consists of the following:


                                                               YEAR ENDED AUGUST 31,
                                                       1998              1997             1996
                                                  -------------------------------------------------
Current:
 Federal                                             $ 9,010           $ 8,070          $ 8,371
 State                                                    95               308              353
                                                  -------------------------------------------------
                                                       9,105             8,378            8,724

Deferred:
 Federal                                               2,614             2,847           (1,839)
 State                                                   433               103              (66)
                                                  -------------------------------------------------
                                                       3,047             2,950           (1,905)
                                                  -------------------------------------------------
Provision for income taxes                          $ 12,152          $ 11,328           $6,819
                                                  -------------------------------------------------
                                                  -------------------------------------------------


The provision for income taxes on income before cumulative effect of change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:


                                                               YEAR ENDED AUGUST 31,
                                                       1998              1997             1996
                                                  -------------------------------------------------
Amount computed by applying a tax rate of 35%        $ 11,418          $ 10,643         $ 6,322
State income taxes (net of federal income tax
 benefit)                                                 343               267             187
Permanent differences in expenses for financial
 and income tax reporting purposes                        (69)              (69)           (283)
Other                                                     460               487             593
                                                  -------------------------------------------------
Provision for income taxes                           $ 12,152          $ 11,328         $ 6,819
                                                  -------------------------------------------------
                                                  -------------------------------------------------


                                   Sonic Corp.

                        (In Thousands, Except Share Data)


12. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities consist of the following at August 31, 1998 and 1997:


                                                                                       1998             1997
                                                                                 ---------------------------------
Deferred tax assets:
 Allowance for doubtful accounts and notes receivable                                  $132             $ 98
 Property, equipment and capital leases                                                   -              499
 Accrued litigation costs                                                               332              343
 Other                                                                                  113              332
                                                                                 ---------------------------------
                                                                                        577            1,272
 Valuation allowance                                                                      -                -
                                                                                 ---------------------------------
Deferred tax assets                                                                     577            1,272

Less deferred tax liabilities:
 Net investment in direct financing and sales-type leases,
   including differences related to capitalization and amortization                   1,528              890
 Investment in partnerships, including differences in
   capitalization and depreciation related to direct financing and sales-type leases and different year ends for financial and tax
   reporting purposes                                                                 1,563              299
  Property, equipment and capital leases                                                360                -
  Accumulated amortization of license agreements, management
   contracts and other intangibles                                                      422              736
  Other                                                                                   3                3
                                                                                 ---------------------------------
Deferred tax liabilities                                                              3,876            1,928
                                                                                 ---------------------------------
Net deferred tax liabilities                                                       $ (3,299)          $ (656)
                                                                                 ---------------------------------
                                                                                 ---------------------------------


                                   Sonic Corp.

                        (In Thousands, Except Share Data)


13. STOCKHOLDERS' EQUITY

On April 30, 1998, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 6,835,095 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $.01. An aggregate amount equal to the par value of the common stock issued plus cash paid in lieu of fractional shares of $71 was reclassified from paid-in capital to common stock. This transfer has been reflected in the consolidated statement of stockholders' equity for fiscal year 1998. All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts and Stock Purchase Plan, Stock Options and Stock Incentive Plan share data have been adjusted to reflect the stock split on a retroactive basis.

In October 1995, the Company completed a public offering of 1,668,826 shares of common stock, including 428,026 shares of treasury stock which had a cost of $6,459. The proceeds of the offering, after deducting the underwriting discount and offering expenses, were $33,186. A portion of the proceeds ($23,000) was used to repay the borrowings under the Company's line of credit.

STOCK PURCHASE PLAN

The Company has an employee stock purchase plan for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase each calendar year under this plan is limited to 225,000 shares. The purchase price will be between 85% and 100% of the stock's fair market value. Such price will be determined by the Company's board of directors.

STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Incentive Plan") and a Directors' Stock Option Plan (the "Directors' Plan"). Under the Incentive Plan, the Company is authorized to grant options to purchase up to 2,805,000 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. Under the Directors' Plan, the Company is authorized to grant options to purchase up to 337,500 shares of the Company's common stock to the Company's outside directors. The exercise price of the options to be granted is equal to the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Company's Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


13. STOCKHOLDERS' EQUITY (CONTINUED)

defined by the plans. All options expire at the earlier of termination of employment or ten years after the date of grant.

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

Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1998, 1997, and 1996, respectively: risk-free interest rates of 5.7%, 6.3%, and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 40.0%, 39.9%, and 29.5%; and a weighted average expected life of the options of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended August 31 follows:


                                                    1998                1997                1996
                                             --------------------------------------------------------
Pro forma net income                            $   18,394          $   18,026          $   10,946
Pro forma net income per share-diluted          $      .93          $      .89          $      .54


                                 Sonic Corp.

                     (In Thousands, Except Share Data)


13. STOCKHOLDERS' EQUITY (CONTINUED)

Because Statement 123 is appplicable only to options granted subsequent to fiscal year 1995, its pro forma effect was not fully reflected until fiscal year 1998.

A summary of the Company's stock option activity (adjusted for the stock split), and related information for the years ended August 31 follows:


                                                   1998                        1997                           1996
                                       ---------------------------  ---------------------------  -----------------------------
                                                          WEIGHTED                     WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                           OPTIONS          PRICE      OPTIONS           PRICE       OPTIONS          PRICE
                                       ---------------------------------------------------------------------------------------
Outstanding--beginning of year           1,795,287       $   11.40    1,522,375       $   11.13    1,477,071       $    9.91
Granted                                    388,332           20.26      531,272           11.90      567,681           13.11
Exercised                                 (256,910)          10.48      (84,776)           9.24     (258,015)           8.79
Forfeited                                 (161,982)          12.69     (173,584)          11.64     (264,362)          10.83
                                       -------------                -------------                -------------
Outstanding--end of year                 1,764,727       $   13.37    1,795,287       $   11.40    1,522,375       $   11.13
                                       -------------                -------------                -------------
                                       -------------                -------------                -------------

Exercisable at end of year                 970,851       $   11.13      883,877       $   10.50      610,898       $    9.92
                                       -------------                -------------                -------------
                                       -------------                -------------                -------------

Weighted average fair value of
  options granted during the year        $    8.87                   $     5.31                    $    4.89


A summary of the Company's options as of August 31, 1998 follows:


                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              ------------------------------------------------    ----------------------------------
                                                   Weighted
                                                    Average         Weighted                             Weighted
                                                   Remaining         Average                             Average
                                Number of         Contractual       Exercise          Number of          Exercise
Range of Exercise Prices         Options          Life (Yrs.)         Price            Options            Price
------------------------------------------------------------------------------    ----------------------------------
$6.67 to $9.78                    318,323             4.6          $  8.72              318,323           $ 8.72
$10.08 to $14.67                  931,904             7.4            11.90              593,949            12.02
$15.00 to $21.50                  514,500             9.3            18.90               58,579            15.17
                             ---------------   ---------------   -------------    ---------------    ---------------

$6.67 to $21.50                 1,764,727             7.5           $13.37              970,851           $11.13
                             ---------------   ---------------   -------------    ---------------    ---------------
                             ---------------   ---------------   -------------    ---------------    ---------------


                                   Sonic Corp.

                        (In Thousands, Except Share Data)


13. STOCKHOLDERS' EQUITY (CONTINUED)

STOCKHOLDER RIGHTS PLAN

In June 1997, the Company's board of directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights were issued to stockholders of record as of June 27, 1997 and expire on June 16, 2007.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. At August 31, 1998, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

STOCK INCENTIVE PLAN

In November 1995, the Company adopted the Sonic Corp. 1995 Stock Incentive Plan (the "Stock Incentive Plan") whereby the Company may issue up to 180,000 shares of common stock to

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


13. STOCKHOLDERS' EQUITY (CONTINUED)

certain key employees. Participants in the Stock Incentive Plan receive awards of shares of restricted common stock (the "Restricted Stock"), subject to vesting only if the Company meets certain annual performance criteria. If the Company meets the performance criteria, the portion of the award tied to the criteria will vest. Until the Restricted Stock vests, an escrow agent holds the Restricted Stock. If the Company does not meet the performance criteria, the portion of the award tied to that criteria will not vest and the related shares are available for future awards. Upon vesting, the participant will have the right to receive certificates representing the shares of vested Restricted Stock.

During fiscal year 1996, the Company awarded 130,500 shares of Restricted Stock which vest over a three-year period if specified performance goals are met (no shares were awarded in fiscal years 1998 and 1997). The Company did not meet the specified performance criteria in fiscal years 1998, 1997, and 1996 which resulted, or will result, in 28,500 shares, 36,000 shares and 30,000 shares, respectively, not vesting. In addition, 7,500 shares and 15,000 shares were forfeited in fiscal years 1998 and 1997, respectively, due to termination of employment. Shares applicable to awards which have not vested are not reflected as shares issued in the accompanying financial statements.

14. EMPLOYEE BENEFIT PLANS

SAVINGS AND PROFIT SHARING PLAN

The Company has a Savings and Profit Sharing Plan (the "Plan"), as amended, for eligible employees. Employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, participating employees may authorize payroll deductions up to 11% of their earnings. The Company may elect to contribute a percentage of participants' contributions to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $184, $142 and $114 were made by the Company during fiscal years 1998, 1997 and 1996, respectively. For fiscal year 1998, a discretionary contribution of $100 was recognized as expense ($75 and $35 for fiscal years 1997 and 1996, respectively).

NET REVENUE INCENTIVE PLAN

The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides

                                   Sonic Corp.

                        (In Thousands, Except Share Data)


14. EMPLOYEE BENEFIT PLANS (CONTINUED)

that a predetermined percentage of the employee's salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $1,137, $804 and $341 during fiscal years 1998, 1997 and 1996, respectively.

15. EMPLOYMENT AGREEMENTS

The Company has employment contracts with its President and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $3,092 at August 31, 1998 due to loss of employment in the event of a change in control (as defined in the contracts).

16. CONTINGENCIES

During fiscal year 1998, the Texas Supreme Court (the "Court") denied the Company's motion for rehearing of the application for a writ of error regarding the Texas Court of Appeals' reversal of the district court's judgment notwithstanding the verdict which reinstated the jury's verdict of $782 of actual damages, $1,000 of punitive damages, and interest in an action in which the plaintiffs claimed a subsidiary of the Company interfered with the contractual relations of the plaintiffs. The Court refused to exercise its discretionary jurisdiction to consider the decision of the Texas Court of Appeals. In connection with the denial, the Company recorded a $2,700 provision for litigation. The judgment was paid in full as of August 31, 1998.

The Company has contingent liabilities for taxes, lawsuits and various other matters occurring in the ordinary course of business. Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.

The Company has entered into agreements with several lenders pursuant to which such lenders may make loans to qualified franchisees. Under the terms of these agreements, the Company provides certain guarantees of a portion of the outstanding balances of the loans to franchisees. At August 31, 1998, these guarantees totaled $2,397.

                                   Sonic Corp.

                        (In Thousands, Except Share Data)

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                    FIRST QUARTER               SECOND QUARTER              THIRD QUARTER
                                                  1998          1997          1998          1997          1998          1997
                                                ---------------------------------------------------------------------------------
Income statement data:
  Company-owned restaurant sales                 $ 41,235      $ 33,586      $ 37,198      $ 30,664      $ 49,927      $ 41,411
  Franchised restaurants fees and royalties         8,342         6,827         7,005         5,945         8,691         7,080
  Other                                               295           560           623         1,524           600           327
                                                ---------------------------------------------------------------------------------
  Total revenues                                   49,872        40,973        44,826        38,133        59,218        48,818

  Company-owned restaurants operating
    expenses                                       31,109        25,675        28,269        23,460        36,073        29,609

  Selling, general and administrative               5,048         3,886         5,274         5,264         5,977         4,960
  Depreciation and amortization                     3,463         2,815         3,566         2,955         3,739         3,074
  Minority interest in earnings of restaurant
   partnerships                                     1,583         1,357         1,392         1,084         2,730         2,437
  Provision for impairment of long-lived assets        15            23            14            15           166            15
  Special provision for litigation                      -             -             -             -         2,700             -
                                                ---------------------------------------------------------------------------------
  Total expenses                                   41,218        33,756        38,515        32,778        51,385        40,095
                                                ---------------------------------------------------------------------------------
  Income from operations                            8,654         7,217         6,311         5,355         7,833         8,723

  Interest expense, net                               619           191           631           322           665           451
                                                ---------------------------------------------------------------------------------
  Income before income taxes and cumulative
    effect                                          8,035         7,026         5,680         5,033         7,168         8,272
  Provision for income taxes                        2,992         2,617         2,116         1,875         2,670         3,081
                                                ---------------------------------------------------------------------------------
  Income before cumulative effect                   5,043         4,409         3,564         3,158         4,498         5,191
  Cumulative effect of change in accounting           681             -             -             -             -             -
                                                ---------------------------------------------------------------------------------
  Net income                                     $  4,362      $  4,409      $  3,564      $  3,158      $  4,498      $  5,191
                                                ---------------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------------
  Income before cumulative effect per share:
    Basic                                        $    .26      $    .22      $    .19      $    .16      $    .23      $    .26
    Diluted                                      $    .25      $    .21      $    .18      $    .15      $    .23      $    .26
  Net income per share:
    Basic                                        $    .23      $    .22      $    .19      $    .16      $    .23      $    .26
    Diluted                                      $    .22      $    .21      $    .18      $    .15      $    .23      $    .26
  Weighted average shares outstanding:
    Basic                                          19,113        20,212        19,179        20,247        19,231        19,859
    Diluted                                        19,701        20,649        19,824        20,582        19,913        19,949


                                                     FOURTH QUARTER                FULL YEAR
                                                   1998          1997          1998          1997
                                                -----------------------------------------------------
Income statement data:
  Company-owned restaurant sales                 $ 53,651      $ 47,078      $182,011      $152,739
  Franchised restaurants fees and royalties        10,917         8,614        34,955        28,466
  Other                                               623           402         2,141         2,813
                                                ---------------------------------------------------
  Total revenues                                   65,191        56,094       219,107       184,018

  Company-owned restaurants operating
    expenses                                       40,355        33,844       135,806       112,588

  Selling, general and administrative               5,951         5,208        22,250        19,318
  Depreciation and amortization                     4,022         3,476        14,790        12,320
  Minority interest in earnings of restaurant
   partnerships                                     2,199         2,680         7,904         7,558
  Provision for impairment of long-lived assets        90           213           285           266
  Special provision for litigation                      -             -         2,700             -
                                                ---------------------------------------------------
  Total expenses                                   52,617        45,421       183,735       152,050
                                                ---------------------------------------------------
  Income from operations                           12,574        10,673        35,372        31,968

  Interest expense, net                               835           594         2,750         1,558
                                                ---------------------------------------------------
  Income before income taxes and cumulative
    effect                                         11,739        10,079        32,622        30,410
  Provision for income taxes                        4,374         3,755        12,152        11,328
                                                ---------------------------------------------------
  Income before cumulative effect                   7,365         6,324        20,470        19,082
  Cumulative effect of change in accounting             -             -           681             -
                                                ---------------------------------------------------
  Net income                                    $   7,365     $   6,324      $ 19,789      $ 19,082
                                                ---------------------------------------------------
                                                ---------------------------------------------------
  Income before cumulative effect per share:
    Basic                                       $     .39     $     .33      $   1.07      $    .96
    Diluted                                     $     .38     $     .33      $   1.03      $    .95
  Net income per share:
    Basic                                       $     .39     $     .33      $   1.03      $    .96
    Diluted                                     $     .38     $     .33      $   1.00      $    .95
  Weighted average shares outstanding:
    Basic                                          18,907        19,086        19,107        19,852
    Diluted                                        19,517        19,441        19,738        20,156


                                   Sonic Corp.

                        (In Thousands, Except Share Data)


18. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     As of August 31, 1998 and 1997, carrying values approximate their estimated fair values.

     BORROWED FUNDS--Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

     The carrying amounts and estimated fair values of the Company's fixed rate borrowings at August 31, 1998 were $51,203 and $52,442, respectively, and at August 31, 1997 the carrying amounts approximate their estimated fair values.

                                     Sonic Corp.

                   Schedule II - Valuation and Qaulifying Accounts



                                                    ADDITIONS      AMOUNTS WRITTEN
                                     BALANCE AT    CHARGED TO        WRITTEN OFF                      BALANCE
                                     BEGINNING      COSTS AND        AGAINST THE                       AT END
           DESCRIPTION                OF YEAR       EXPENSES           ALLOWANCE        RECOVERIES    OF YEAR
--------------------------------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL
   ACCOUNTS AND NOTES
   RECEIVABLE
     Year ended:
       August 31, 1998                $  273         $   72            $    -             $    -      $  345
       August 31, 1997                $  263         $  125            $  115             $    -      $  273
       August 31, 1996                $  177         $  124            $   93             $   55      $  263

ACCRUED CARRYING COSTS
   FOR RESTAURANT CLOSINGS
   AND DISPOSALS
     Year ended:
       August 31, 1998                $1,126         $  285            $  149             $    -      $1,262
       August 31, 1997                $1,462         $   71            $  407             $    -      $1,126
       August 31, 1996                $  370         $1,354            $  262             $    -      $1,462


                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 24th day of November, 1998.

                                   Sonic Corp.

                                   By:  /s/ J. Clifford Hudson
                                        -----------------------------------
                                        J. Clifford Hudson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.



Signature                               Title                                   Date
---------                               -----                                   ----
/s/ J. Clifford Hudson                  President, Chief Executive              November 24, 1998
------------------------------          Officer and Director
J. Clifford Hudson, Principal
 Executive Officer

/s/ W. Scott McLain                     Vice President, Chief Financial         November 24, 1998
------------------------------          Officer and Treasurer
W. Scott McLain, Principal
 Financial Officer

/s/ Stephen C. Vaughan                  Vice President                          November 24, 1998
------------------------------          and Controller
Stephen C. Vaughan, Principal
 Accounting Officer

/s/ E. Dean Werries                     Chairman of the Board                   November 24, 1998
------------------------------          and Director
E. Dean Werries

/s/ Dennis H. Clark                     Director                                November 24, 1998
------------------------------
Dennis H. Clark

/s/ Leonard Lieberman                   Director                                November 24, 1998
------------------------------
Leonard Lieberman

/s/ H. E. Rainbolt                      Director                                November 24, 1998
------------------------------
H. E. Rainbolt

/s/ Frank E. Richardson                 Director                                November 24, 1998
------------------------------
Frank E. Richardson

                                        Director                                November __, 1998
------------------------------
Robert M. Rosenberg


                                    EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION

10.05. Form of Sonic Industries Inc. License Agreement (the Number 6A License Agreement)
10.06. Form of Sonic Industries Inc. License Agreement (the Number 5.2 License Agreement)
23.01.    Consent of Independent Auditors
24.01.    Power of Attorney
27.01.    Financial Data Schedule