Form 10-Q
period 1998-11-30
SONIC CORP
filed 1999-01-13
CIK 868611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________ to _________________

                         Commission File Number 0-18859


                                   SONIC CORP.
                 -----------------------------------------------
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

         As of November 30, 1998, the Registrant had 18,931,331 shares of common stock issued and outstanding (excluding 1,692,370 shares of common stock held as treasury stock).

                                   SONIC CORP.
                                      INDEX

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
           November 30, 1998 and August 31, 1998                      3

         Consolidated Statements of Income for the
           three months ended November 30, 1998 and 1997              4

         Condensed Consolidated Statements of Cash Flows
           for the three months ended November 30, 1998 and 1997      5

         Notes to Condensed Consolidated Financial Statements         6

         Independent Accountants' Review Report                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           17

Item 2.  Changes in Securities                                       17

Item 3.  Defaults Upon Senior Securities                             17

Item 4.  Submission of Matters to a Vote of Security Holders         17

Item 5.  Other Information                                           17

Item 6.  Exhibits and Reports on Form 8-K                            17

                                                 SONIC CORP.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)



                                              (UNAUDITED)
                                              NOVEMBER 30,              AUGUST 31,
                                                  1998                     1998
                                              ------------              ---------
ASSETS
Current assets:
     Cash and cash equivalents                 $   4,905                $   2,602
     Accounts and notes receivable, net            8,217                    7,587
     Other current assets                          4,158                    6,350
                                              ------------              ---------
        Total current assets                      17,280                   16,539

Property, equipment and capital leases           237,481                  226,435
Less accumulated depreciation and amortization   (41,723)                 (38,370)
                                              ------------              ---------
     Property, equipment and capital
        leases, net                              195,758                  188,065

Trademarks, tradenames and other goodwill         24,100                   21,985
Other intangibles and other assets                14,436                   14,488
Less accumulated amortization                     (8,136)                  (7,897)
                                              ------------              ---------
     Intangibles and other assets, net            30,400                   28,576
                                              ------------              ---------
          Total assets                         $ 243,438                $ 233,180
                                              ------------              ---------
                                              ------------              ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                         $   9,551                $  10,740
      Deposits from franchisees                      699                      883
      Accrued liabilities                          9,266                   11,140
      Obligations under capital leases and
        long-term debt due within one year         3,306                    1,068
                                              ------------              ---------
          Total current liabilities               22,822                   23,831

Obligations under capital leases due
  after one year                                   7,354                    7,429
Long-term debt due after one year                 66,370                   61,400
Other noncurrent liabilities                       7,991                    8,509

Contingencies (Note 2)

Stockholders' equity:
     Preferred stock, par value $.01; 1,000,000
        shares authorized; none outstanding            -                        -
     Common stock, par value $.01; 40,000,000
        shares authorized; 20,623,701 shares
        issued (20,554,213 shares issued
        at August 31, 1998)                          206                      206
     Paid-in capital                              64,826                   63,866
     Retained earnings                            95,385                   89,455
                                              ------------              ---------
                                                 160,417                  153,527
     Treasury stock, at cost;
      1,692,370 common shares                    (21,516)                 (21,516)
                                              ------------              ---------
        Total stockholders' equity               138,901                  132,011
                                              ------------              ---------
        Total liabilities and stockholders'
          equity                               $ 243,438                $ 233,180
                                              ------------              ---------
                                              ------------              ---------

See accompanying notes.

                                   SONIC CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                          (Unaudited)
                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,

                                                  1998                     1997
                                              ------------              ---------

Revenues:
   Company-owned restaurant sales               $ 48,713                $  41,235
   Franchised restaurants:
       Franchise fees                                781                      440
       Franchise royalties                         9,451                    7,902
   Other                                             677                      295
                                              ------------              ---------
                                                  59,622                   49,872
Cost and expenses:
   Company-owned restaurants:
       Food and packaging                         13,621                   11,535
       Payroll and other employee benefits        14,329                   11,947
       Other operating expenses                    9,745                    7,627
                                              ------------              ---------
                                                  37,695                   31,109

   Selling, general and administrative             5,444                    5,048
   Depreciation and amortization                   4,416                    3,463
   Minority interest in earnings of
     restaurant partnerships                       1,579                    1,583
   Provision for impairment of long-lived assets      16                       15
                                              ------------              ---------
                                                  49,150                   41,218
                                              ------------              ---------
Income from operations                            10,472                    8,654

Interest expense                                   1,174                      772
Interest income                                     (152)                    (153)
                                              ------------              ---------
Net interest expense                               1,022                      619
                                              ------------              ---------
Income before income taxes and cumulative
  effect of accounting change                      9,450                    8,035
Provision for income taxes                         3,520                    2,992
                                              ------------              ---------
Income before cumulative effect of
  accounting change                                5,930                    5,043
Cumulative effect of accounting change,
  net of tax (Note 3)                                  -                      681
                                              ------------              ---------
Net income                                      $  5,930                 $  4,362
                                              ------------              ---------
                                              ------------              ---------

Basic income per share:
   Income before cumulative effect of
    accounting change                           $   0.31                 $   0.26
   Cumulative effect of accounting change              -                    (0.03)
                                              ------------              ---------
   Net income per share - basic                 $   0.31                 $   0.23
                                              ------------              ---------
                                              ------------              ---------
Diluted income per share:
   Income before cumulative effect of
    accounting change                           $   0.31                 $   0.26
   Cumulative effect of accounting change              -                    (0.04)
                                              ------------              ---------
   Net income per share - diluted               $   0.31                 $   0.22
                                              ------------              ---------
                                              ------------              ---------


See accompanying notes.

                                   SONIC CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                          (Unaudited)
                                                       THREE MONTHS ENDED
                                              NOVEMBER 30,             NOVEMBER 30,
                                                  1998                     1997
                                              ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  5,930                 $  4,362
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Cumulative effect of accounting change              -                      681
   Depreciation and amortization                   4,416                    3,463
   Other                                            (321)                    (815)
   Decrease in operating assets                    1,518                    2,353
   Decrease in operating liabilities              (3,307)                    (823)
                                              ------------              ---------
      Total adjustments                            2,306                    4,859
                                              ------------              ---------
      Net cash provided by operating activities    8,236                    9,221

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment             (12,491)                 (13,068)
 Other                                               738                      399
                                              ------------              ---------
      Net cash used in investing activities      (11,753)                 (12,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term borrowings                (14,029)                  (7,028)
 Proceeds from long-term borrowings               19,000                    7,000
 Other                                               849                      329
                                              ------------              ---------
      Net cash provided by financing
        activities                                 5,820                      301
                                              ------------              ---------
Net increase (decrease) in cash and
 cash equivalents                                  2,303                   (3,147)
Cash and cash equivalents at beginning
 of period                                         2,602                    7,334
                                              ------------              ---------
Cash and cash equivalents at end of period      $  4,905                 $  4,187
                                              ------------              ---------
                                              ------------              ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the quarter for interest       $  1,771                 $    737

See accompanying notes.

                                  SONIC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the fiscal year ended August 31, 1998. The results of operations for the three months ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

NOTE 2

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

NOTE 4

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,

(In thousands, except share data)                 1998                     1997
                                              ------------              ---------

Numerator:
   Net income                                   $   5,930                $   4,362
Denominator:
   Weighted average shares outstanding
     - basic                                   18,880,338               19,112,353
   Effect of dilutive employee stock options      409,311                  588,530
                                              ------------              ----------
   Weighted average shares - diluted           19,289,649               19,700,883
                                              ------------              ----------
                                              ------------              ----------

Net income per share - basic                    $    0.31                $    0.23
                                              ------------              ----------
                                              ------------              ----------
Net income per share - diluted                  $    0.31                $    0.22
                                              ------------              ----------
                                              ------------              ----------


                     Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of November 30, 1998, and the related consolidated statements of income for the three-month periods ended November 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                 ERNST & YOUNG LLP

Oklahoma City, Oklahoma
December 30, 1998

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

RESULTS OF OPERATIONS

The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, the leasing of signs and real estate and from minority ownership positions in certain franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fee revenues are directly affected by the number of franchised restaurant openings.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income.

                        PERCENTAGE RESULTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,

                                                  1998                     1997
                                              ------------              ---------

INCOME STATEMENT DATA:
Revenues:
   Company-owned restaurant sales                   81.7%                     82.7%
   Franchised restaurants:
       Franchise royalties                          15.9                      15.8
       Franchise fees                                1.3                       0.9
   Other                                             1.1                       0.6
                                              ------------              ----------
                                                   100.0%                    100.0%
                                              ------------              ----------
                                              ------------              ----------
Cost and expenses:
  Company-owned restaurants (1)
       Food and packaging                           28.0%                     28.0%
       Payroll and other employee benefits          29.4                      28.9
       Other operating expenses                     20.0                      18.5
                                              ------------              ----------
                                                    77.4%                     75.4%

  Selling, general and administrative                9.1                      10.1
  Depreciation and amortization                      7.4                       6.9
  Minority interest in earnings of
   restaurant partnerships (1)                       3.2                       3.8
Income from operations                              17.6                      17.4
Net interest expense                                 1.7                       1.2
Income before cumulative effect of change
   in accounting                                     9.9                      10.1
Net income                                           9.9%                      8.7%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
   Company-owned restaurants
     Core-markets                                    194                       172
     Developing markets                              106                        95
                                              ------------              ----------
     All markets                                     300                       267
   Franchise restaurants                           1,595                     1,450
                                              ------------              ----------
   System-wide restaurants                         1,895                     1,717
                                              ------------              ----------
                                              ------------              ----------

SALES DATA ($ in thousands):
System-wide sales                             $  361,326                $  305,972
   Percentage increase (3)                          18.1%                     19.1%
Average sales per restaurant:
   Company-owned                              $      166                $      158
   Franchise                                         200                       184
   System-wide                                       194                       179
Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                  5.9%                      8.4%
       Developing markets                           (1.2)                     (3.8)
       All markets                                   4.8%                      5.4%
   Franchise                                         8.1                       9.4
   System-wide                                       7.5                       8.9
________________________

(1)  As a percentage of Company-owned restaurant sales.
(2)  Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase (decrease) for restaurants open both in the current and prior year.

COMPARISON OF THE FIRST FISCAL QUARTER OF 1999 TO THE FIRST FISCAL QUARTER OF 1998.

Total revenues increased 19.6% to $59.6 million in the first fiscal quarter of 1999 from $49.9 million in the first fiscal quarter of 1998. Company-owned restaurant sales increased 18.1% to $48.7 million in the first fiscal quarter of 1999 from $41.2 million in the first fiscal quarter of 1998. Of the $7.5 million increase, $5.9 million was due to the net addition of 44 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 4.8% by stores open the full reporting periods of fiscal 1999 and 1998 accounted for $1.6 million of the increase. Thirty-seven franchise drive-ins opened in the first fiscal quarter of 1999 compared to 26 in the comparable quarter of 1998, with franchise fee revenues increasing 77.5%. This increase resulted from a greater number of new store openings as well as a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee. Franchise royalties increased 19.6% to $9.5 million in the first fiscal quarter of 1999, compared to $7.9 million in the first fiscal quarter of 1998. Of the $1.6 million increase, approximately $0.7 million resulted from the franchise same-store sales growth of 8.1% over the first fiscal quarter of 1998. The balance of the increase was attributable to additional franchise restaurants in operation.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 77.4% in the first fiscal quarter of 1999, compared to 75.4% in the first fiscal quarter of 1998. The promotion of items with a higher discount from standard menu prices resulted in approximately one-third of the decrease in operating margins. Food and packaging costs were consistent with the first fiscal quarter of 1998. However, excluding the impact of higher discounting, unit costs decreased slightly during the quarter. Payroll and employee benefits increased approximately one-half percentage point, as a percentage of Company-owned restaurant sales, due to an increase in the average wage rate which has resulted from unfavorable conditions in the labor market and from an increase in the labor hours per store. The increase in labor hours resulted from the Company's continued efforts to provide superior customer service. The increase in payroll and benefits is expected to continue in fiscal 1999. The increase in other operating expenses resulted from higher marketing expenditures, increased landscaping and repair costs associated with the Sonic 2000 retrofit, and higher repair and maintenance costs resulting from the outsourcing of point-of-sale support which was handled internally during fiscal 1998. The increase in marketing expenditures reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. As a result of the decline in restaurant operating margins, minority interest in earnings of restaurant partnerships decreased, as a percentage of Company-owned restaurant sales, to 3.2% in the first fiscal quarter of 1999, compared to 3.8% in the first fiscal quarter of 1998.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.1% in the first fiscal quarter of 1999, compared with 10.1% in the first fiscal quarter of 1998. Management expects selling, general and administrative expenses, as a percentage of revenues, to continue to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.0 million in the first fiscal quarter of 1999 over the comparable quarter in 1998. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants.

Income from operations increased 21.0% to $10.5 million in the first fiscal quarter of 1999 from $8.7 million in the first fiscal quarter of 1998. Net interest expense in the first fiscal quarter of 1999 increased $0.4 million over the first fiscal quarter of 1998. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 1999.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 1999, consistent with the same period in fiscal 1998. Income before cumulative effect of accounting change increased 17.6% over the comparable period in 1998. Diluted earnings per share increased to $.31 per share in the first fiscal quarter of 1999, compared to $.26 per share before cumulative effect of accounting change in the first fiscal quarter of 1998, for an increase of 19.2%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first three months of fiscal 1999, the Company opened 14 newly-constructed restaurants and completed the Sonic 2000 retrofit of 18 restaurants. The Company funded the total capital additions for the first fiscal quarter of 1999 of $12.5 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the first fiscal quarter ended November 30, 1998, the Company purchased the real estate on all of the newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. In December 1998, the Company's board of directors increased the funds authorized for the repurchase of the Company's common stock from $10 million to $15 million. As of November 30, 1998, the Company's total cash balance of $4.9 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of November 30, 1998, the Company's outstanding borrowings under the line of credit were $16 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of November 30, 1998, was $43.7 million.

The Company plans capital expenditures of approximately $50 to $55 million in fiscal 1999, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

The Company has established a plan to prepare its systems for the Year 2000 issue as well as to reasonably assure that its critical business partners are prepared. The phases of the Company's plan to resolve the Year 2000 issue involve awareness, assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all internal systems that could be significantly affected by the Year 2000 issue. Based upon its assessment, the Company has determined that it will be required to modify or replace portions of its software primarily related to customized interfaces between its financial systems and other applications. The Company believes that with modifications or replacements of the identified software programs, the Year 2000 issue can be mitigated. However, if all additional phases of the Year 2000 plan are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company as set forth under RISKS AND CONTINGENCY PLANS. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its key third party business partners.

STATUS. The Company's internal information technology exposures are primarily related to financial and management information systems. As of December 31, 1998 the Company has completed the remediation of existing software. Replacement of certain software is expected to be completed by March 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, the Company will test and implement the software. As of December 31, the Company had completed 25% of its testing and had implemented 60% of its remediated applications. Completion of the testing phase for all significant systems is expected by June 30, 1999 with all remediated systems fully tested and implemented by September 30, 1999.

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

Letters were sent to all relationship banks before January 1, 1999 requesting an update on their Year 2000 compliance status. Review and evaluation of responses will be conducted through June 30, 1999. No later than September 30, 1999, the Company will discontinue relationships with banks that indicate compliance with Year 2000 has not been achieved.

A Year 2000 information manual has been sent to all franchisees explaining the Year 2000 issue and associated business risks. This manual provided information and tools to assist the franchisees in assessing their Year 2000 risks. The Company will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

COSTS. The Company's Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding non-incremental internal personnel costs, is estimated at $650,000 and is being funded by operating cash flows. As of November 30, 1998, the Company had incurred approximately $90,000, which has all been expensed, related to the Year 2000 project. Of the total remaining project costs, approximately $300,000 is attributable to the purchase and implementation of new software and will be capitalized. The remaining $260,000 relates to implementation and testing of remediated software and will be expensed as incurred.

RISKS AND CONTINGENCY PLANS. Management of the Company believes it has an effective plan in place to address the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. The Company plans to make diligent efforts to assess the Year 2000 readiness of its significant business partners and will develop contingency plans for critical areas where it believes its exposure to Year 2000 risk is the greatest. However, despite the Company's efforts, it may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude its remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, the Company may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition or cash flows in 1999 and beyond.
Additionally, the inability of franchisees to remit royalty payments on a timely basis could have a material adverse effect on the Company. The amount of potential loss cannot be reasonably estimated at this time.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

The Company's exposure to interest rate risk currently consists of its Senior notes, outstanding line of credit and notes receivable. The Senior notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior notes as of November 30, 1998 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of November 30, 1998, the estimated fair value of the Senior notes exceeded the carrying amount by approximately $1.3 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $16.0 million as of November 30, 1998. The Company has made certain loans to its store operating partners and franchisees totaling $5.5 million as of November 30, 1998. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior notes, line of credit and notes receivable as of November 30, 1998 would be immaterial.

The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         During the fiscal quarter ended November 30, 1998, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS. The Company has filed the following exhibits with this report:

               15.01.   Letter re:  Unaudited Interim Financial Information.
               27.01.   Financial Data Schedules

               FORM 8-K REPORTS.    The Company did not file any Form 8-K
                                    reports during the fiscal quarter ended
                                    November 30, 1998.

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


Date: January 12, 1999