Form 10-Q
period 1999-02-28
SONIC CORP
filed 1999-04-13
CIK 868611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended February 28, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                         Commission File Number 0-18859

                                   SONIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     73-1371046
  ------------------------                          --------------------
  (State of Incorporation)                          (I.R.S. Employer
                                                     Identification No.)

                         101 Park Avenue
                     Oklahoma City, Oklahoma                   73102
            ----------------------------------------          --------
            (Address of Principal Executive Offices)          Zip Code

       Registrant's telephone number, including area code: (405) 280-7654
                                                           --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the past 90 days. Yes __X__. No _____.

     As of February 28, 1999, the Registrant had 18,954,088 shares of common stock issued and outstanding (excluding 1,722,370 shares of common stock held as treasury stock).

                                     SONIC CORP.

                                       INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at February 28, 1999
            and August 31, 1998                                                       3

         Consolidated Statements of Income for the three months and
            six months ended February 28, 1999 and 1998                               4

         Condensed Consolidated Statements of Cash Flows for the
            six months ended February 28, 1999 and 1998                               5

         Notes to Condensed Consolidated Financial Statements                         6

         Independent Accountants' Review Report                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  17


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           18

Item 2.  Changes in Securities                                                       18

Item 3.  Defaults Upon Senior Securities                                             18

Item 4.  Submission of Matters to a Vote of Security Holders                         18

Item 5.  Other Information                                                           19

Item 6.  Exhibits and Reports on Form 8-K                                            19

                                  SONIC CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             (UNAUDITED)
                                                             FEBRUARY 28,    AUGUST 31,
                                                                 1999           1998
                                                             -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                  $     1,343     $     2,602
  Accounts and notes receivable, net                               7,691           7,587
  Other current assets                                             3,948           6,350
                                                             -----------     -----------
        Total current assets                                      12,982          16,539

Property, equipment and capital leases                           246,840         226,435
Less accumulated depreciation and amortization                   (45,147)        (38,370)
                                                             -----------     -----------
  Property, equipment and capital leases, net                    201,693         188,065

Trademarks, tradenames and other goodwill                         25,624          21,985
Other intangibles and other assets                                14,139          14,488
Less accumulated amortization                                     (8,041)         (7,897)
                                                             -----------     -----------
  Intangibles and other assets, net                               31,722          28,576
                                                             -----------     -----------
        Total assets                                         $   246,397     $   233,180
                                                             -----------     -----------
                                                             -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     7,787     $    10,740
  Deposits from franchisees                                          581             883
  Accrued liabilities                                              8,267          11,140
  Obligations under capital leases and long-term debt
    due within one year                                              988           1,068
                                                             -----------     -----------
        Total current liabilities                                 17,623          23,831

Obligations under capital leases due after one year                7,171           7,429
Long-term debt due after one year                                 70,341          61,400
Other noncurrent liabilities                                       7,873           8,509

Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, par value $.01; 1,000,000 shares
    authorized; none outstanding                                       -               -
  Common stock, par value $.01; 40,000,000 shares
    authorized; 20,676,458 shares issued (20,554,213
    shares issued at August 31, 1998)                                207             206
  Paid-in capital                                                 65,683          63,866
  Retained earnings                                               99,683          89,455
                                                             -----------     -----------
                                                                 165,573         153,527
  Treasury stock, at cost; 1,722,370 common shares
    (1,692,370 shares at August 31, 1998)                        (22,184)        (21,516)
                                                             -----------     -----------
        Total stockholders' equity                               143,389         132,011
                                                             -----------     -----------
        Total liabilities and stockholders' equity           $   246,397     $   233,180
                                                             -----------     -----------
                                                             -----------     -----------

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                       (Unaudited)                   (Unaudited)
                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      FEBRUARY 28,                   FEBRUARY 28,
                                                                  1999             1998         1999            1998
                                                                 ------------------------      -----------------------
Revenues:
  Company-owned restaurant sales                                 $ 44,219        $ 37,198      $ 92,932       $ 78,433
  Franchised restaurants:
    Franchise fees                                                    977             467         1,758            907
    Franchise royalties                                             8,342           6,538        17,793         14,440
  Other                                                               669             623         1,346            918
                                                                 ------------------------      -----------------------
                                                                   54,207          44,826       113,829         94,698
Cost and expenses:
  Company-owned restaurants:
    Food and packaging                                             12,281          10,382        25,902         21,917
    Payroll and other employee benefits                            12,862          10,832        27,191         22,779
    Other operating expenses                                        8,894           7,055        18,639         14,682
                                                                 ------------------------      -----------------------
                                                                   34,037          28,269        71,732         59,378

  Selling, general and administrative                               5,940           5,274        11,384         10,322
  Depreciation and amortization                                     4,638           3,566         9,054          7,029
  Minority interest in earnings of
    restaurant partnerships                                         1,216           1,392         2,795          2,975
  Provision for impairment of long-lived assets                       403              14           419             29
                                                                 ------------------------      -----------------------
                                                                   46,234          38,515        95,384         79,733
                                                                 ------------------------      -----------------------
Income from operations                                              7,973           6,311        18,445         14,965

Interest expense                                                    1,276             810         2,450          1,582
Interest income                                                      (153)           (179)         (305)          (332)
                                                                 ------------------------      -----------------------
Net interest expense                                                1,123             631         2,145          1,250
                                                                 ------------------------      -----------------------
Income before income taxes and cumulative
   effect of account change                                         6,850           5,680        16,300         13,715
Provision for income taxes                                          2,552           2,116         6,072          5,108
                                                                 ------------------------      -----------------------
Income before cumulative effect of accounting change                4,298           3,564        10,228          8,607
Cumulative effect of accounting change, net of
   tax (Note 3)                                                         -               -             -            681
                                                                 ------------------------      -----------------------
Net income                                                       $  4,298        $  3,564      $ 10,228       $  7,926
                                                                 ------------------------      -----------------------
                                                                 ------------------------      -----------------------
Basic income per share:
  Income before cumulative effect of accounting change           $    .23        $    .19      $    .54       $    .45
  Cumulative effect of accounting change                                -               -             -           (.04)
                                                                 ------------------------      -----------------------
  Net income per share - basic                                   $    .23        $    .19      $    .54       $    .41
                                                                 ------------------------      -----------------------
                                                                 ------------------------      -----------------------
Diluted income per share:
  Income before cumulative effect of accounting change           $    .22        $    .18      $    .53       $    .44
  Cumulative effect of accounting change                                -               -             -           (.04)
                                                                 ------------------------      -----------------------
   Net income per share - diluted                                $    .22        $    .18      $    .53       $    .40
                                                                 ------------------------      -----------------------
                                                                 ------------------------      -----------------------

See accompanying notes.

                                  SONIC CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            (UNAUDITED)
                                                                          SIX MONTHS ENDED
                                                                     FEBRUARY 28,    February 28,
                                                                         1999            1998
                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    10,228     $     7,926
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change                                     -             681
    Depreciation and amortization                                          9,054           7,029
    Other                                                                   (921)           (618)
    Decrease in operating assets                                           1,888           2,071
    Decrease in operating liabilities                                     (5,887)         (1,728)
                                                                   -------------------------------
          Total adjustments                                                4,134           7,435
                                                                   -------------------------------
          Net cash provided by operating activities                       14,362          15,361

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (23,407)        (25,104)
  Proceeds from disposition of assets                                      1,351             558
  Increase in intangibles and other assets                                (3,375)           (208)
                                                                   -------------------------------
          Net cash used in investing activities                          (25,431)        (24,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings                                       (40,558)        (12,557)
  Proceeds from long-term borrowings                                      49,500          15,500
  Proceeds from exercise of stock options                                  1,818           2,293
  Other                                                                     (950)           (518)
                                                                   -------------------------------
          Net cash provided by financing activities                        9,810           4,718
                                                                   -------------------------------
Net decrease in cash and cash equivalents                                 (1,259)         (4,675)
Cash and cash equivalents at beginning of period                           2,602           7,334
                                                                   -------------------------------
Cash and cash equivalents at end of period                           $     1,343     $     2,659
                                                                   -------------------------------
                                                                   -------------------------------

See accompanying notes.

                                  SONIC CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the fiscal year ended August 31, 1998. The results of operations for the six months ended February 28, 1999, are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

NOTE 2

The Company is a party to several lawsuits and claims arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3

The Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective September 1, 1997. SOP 98-5 requires that pre-opening and other start-up costs be expensed as incurred. Prior to the adoption of the new standard, the Company capitalized the direct costs associated with opening new restaurants and amortized these costs over the first twelve months of restaurant operations. The cumulative effect of adopting SOP 98-5 resulted in a charge of $681 thousand or $.04 per share, net of income tax effects of approximately $404 thousand and minority interest of $248 thousand.

NOTE 4

The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 FEBRUARY 28,                    FEBRUARY 28,
(In thousands, except per share data)                         1999          1998              1999           1998
                                                          ------------- -------------    --------------- --------------
Numerator:
   Net income                                                  $ 4,298       $ 3,564           $ 10,228        $ 7,926
Denominator:
   Weighted average shares outstanding - basic                  18,944        19,180             18,912         19,146
   Effect of dilutive employee stock options                       616           644                513            616
                                                          ---------------------------    ------------------------------
   Weighted average shares - diluted                            19,560        19,824             19,425         19,762
                                                          ---------------------------    ------------------------------
                                                          ---------------------------    ------------------------------

Net income per share - basic                                   $   .23       $   .19           $    .54        $   .41
                                                          ---------------------------    ------------------------------
                                                          ---------------------------    ------------------------------
Net income per share - diluted                                 $   .22       $   .18           $    .53        $   .40
                                                          ---------------------------    ------------------------------
                                                          ---------------------------    ------------------------------

                     Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of February 28, 1999, and the related consolidated statements of income for the three-month and six-month periods ended February 28, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
March 23, 1999

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

                       PERCENTAGE RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     FEBRUARY 28,                       FEBRUARY 28,
                                                                1999           1998                  1999           1998
                                                             ---------------------------          -------------------------
INCOME STATEMENT DATA:
Revenues:
   Company-owned restaurant sales                                81.6%           83.0%                 81.6%           82.8%
   Franchised restaurants:
       Franchise royalties                                       15.4            14.6                  15.6            15.2
       Franchise fees                                             1.8             1.0                   1.6             1.0
   Other                                                          1.2             1.4                   1.2             1.0
                                                             ---------------------------          -------------------------
                                                                100.0%          100.0%                100.0%          100.0%
                                                             ---------------------------          -------------------------
                                                             ---------------------------          -------------------------
Cost and expenses:
   Company-owned restaurants (1)
       Food and packaging                                        27.8%           27.9%                 27.9%           27.9%
       Payroll and other employee benefits                       29.1            29.1                  29.3            29.0
       Other operating expenses                                  20.1            19.0                  20.0            18.8
                                                             ---------------------------          -------------------------
                                                                 77.0%           76.0%                 77.2%           75.7%

   Selling, general and administrative                           11.0            11.8                  10.0            10.9
   Depreciation and amortization                                  8.6             8.0                   8.0             7.4
   Minority interest in earnings of restaurant
     partnerships (1)                                             2.7             3.7                   3.0             3.8
   Other                                                           .7               -                    .4               -
Income from operations                                           14.7            14.1                  16.2            15.8
Net interest expense                                              2.1             1.4                   1.9             1.3
Income before cumulative effect of change in accounting           7.9             8.0                   9.0             9.1
Net income                                                        7.9%            8.0%                  9.0%            8.4%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
   Company-owned restaurants
       Core-markets                                               200             170                   200             170
       Developing markets                                         106             106                   106             106
                                                             ---------------------------          -------------------------
       All markets                                                306             276                   306             276
   Franchise restaurants                                        1,624           1,466                 1,624           1,466
                                                             ---------------------------          -------------------------
   System-wide restaurants                                      1,930           1,742                 1,930           1,742
                                                             ---------------------------          -------------------------
                                                             ---------------------------          -------------------------

SALES DATA ($ in thousand):
System-wide sales                                            $342,001        $283,081              $704,963        $588,304
   Percentage increase (3)                                       20.8%           20.0%                 19.8%           18.6%
Average sales per restaurant:
   Company-owned                                             $    147        $    139              $    313        $    296
   Franchise                                                      186             169                   385             352
   System-wide                                                    179             164                   373             343
Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                               6.9%            8.3%                  6.1%            8.3%
       Developing markets                                         5.2            (0.4)                  2.8            (2.3)
       All markets                                                6.4             6.5                   5.5             5.9
   Franchise                                                      9.1             8.7                   8.7             9.1
   System-wide                                                    8.6             8.1                   8.1             8.5

----------------------------------------------------------
(1) As a percentage of Company-owned restaurant sales.
(2) Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase (decrease) for restaurants open both in the current and prior year.

COMPARISON OF THE SECOND FISCAL QUARTER OF 1999 TO THE SECOND FISCAL QUARTER OF 1998.

Total revenues increased 20.9% to $54.2 million in the second fiscal quarter of 1999 from $44.8 million in the second fiscal quarter of 1998. Company-owned restaurant sales increased 18.9% to $44.2 million in the second fiscal quarter of 1999 from $37.2 million in the second fiscal quarter of 1998. Of the $7.0 million increase in Company-owned restaurant sales, $5.0 million was due to the net addition of 47 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 6.4% by stores open the full reporting periods of fiscal 1999 and 1998 accounted for $2.0 million of the increase. Thirty-two franchise drive-ins opened in the second fiscal quarter of 1999 compared to 19 in the comparable quarter of 1998, with franchise fee revenues increasing 109.2%. In addition to the larger store count, this increase resulted from (i) a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee and (ii) franchise fees of approximately $0.2 million related to the conversion of certain stores to new license agreements and the renewal of certain license option fees. Franchise royalties increased 27.6% to $8.3 million in the second fiscal quarter of 1999, compared to $6.5 million in the second fiscal quarter of 1998. Of the $1.8 million increase, approximately $1.1 million resulted from the franchise same-store sales growth of 9.1% over the second fiscal quarter of 1998. The balance of the increase was attributable to additional franchise restaurants in operation.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 77.0% in the second fiscal quarter of 1999, compared to 76.0% in the second fiscal quarter of 1998. Food and packaging costs were down slightly as a percentage of Company-owned restaurant sales as a result of overall lower unit costs particularly on paper items. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, were consistent with the second fiscal quarter of 1998 as the leverage of operating at higher volumes offset an increase in the average wage rate which has resulted from unfavorable conditions in the labor market and an increase in the labor hours per store. The increase in labor hours resulted from the Company's continued efforts to provide superior customer service.

The increase in other operating expenses resulted from higher marketing expenditures, increased landscaping and repair costs associated with the Sonic 2000 retrofit, and higher repair and maintenance costs resulting from the outsourcing of point-of-sale support which was handled internally during fiscal 1998. The increase in marketing expenditures reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. As a result of the decline in restaurant operating margins, minority interest in earnings of restaurant partnerships decreased, as a percentage of Company-owned restaurant sales, to 2.8% in the second fiscal quarter of 1999, compared to 3.7% in the second fiscal quarter of 1998.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 11.0% in the second fiscal quarter of 1999, compared with 11.8% in the second fiscal quarter of 1998. Management expects selling, general and administrative expenses, as a percentage of revenues, to continue to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.1 million in the second fiscal quarter of 1999 over the comparable quarter in 1998. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants.

During the second quarter, one drive-in became impaired under the guidelines of FAS 121 "Accounting for the Impairment of Long-Lived Assets." As a result, a provision for asset impairment of approximately $0.4 million was recorded for the drive-in's carrying cost in excess of current fair market value. The resulting charge to earnings resulted in a reduction in earnings per share of approximately one cent in the second quarter.

Income from operations increased 26.3% to $8.0 million in the second fiscal quarter of 1999 from $6.3 million in the second fiscal quarter of 1998. Net interest expense in the second fiscal quarter of 1999 increased $0.5 million over the second fiscal quarter of 1998. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 1999.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 1999, consistent with the same period in fiscal 1998. Income before cumulative effect of accounting change increased 20.6% over the comparable period in 1998. Diluted earnings per share increased to $0.22 per share in the second fiscal quarter of 1999, compared to $0.18 per share before cumulative effect of accounting change in the second fiscal quarter of 1998, for an increase of 22.2%.

COMPARISON OF THE FIRST TWO FISCAL QUARTERS OF 1999 TO THE FIRST TWO FISCAL QUARTERS OF 1998.

Total revenues increased 20.2% to $113.8 million in the first two fiscal quarters of 1999 from $94.7 million in the first two fiscal quarters of 1998. Company-owned restaurant sales increased 18.5% to $92.9 million in the first two fiscal quarters of 1999 from $78.4 million in the first two fiscal quarters of 1998. Of the $14.5 million increase in Company-owned restaurant sales, $10.0 million was due to the net addition of 47 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 5.5% by stores open the full reporting periods of fiscal 1999 and 1998 accounted for $4.5 million of the increase. Franchise fee revenues increased 93.8% in the first two fiscal quarters of 1999 as compared to the first two fiscal quarters of 1998 due primarily to the opening of 69 franchise stores in 1999 compared to 45 in the comparable period of 1998 as well as fees associated with the early conversion of approximately 125 older license agreements to new agreements effective January 1, 1999. Franchise royalties increased 23.2% to $17.8 million in the first two fiscal quarters of 1999, compared to $14.4 million in the first two fiscal quarters of 1998. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.9 million and resulted from the franchise same-store sales growth of 8.7% over the first two fiscal quarters of 1998. Additional franchised restaurants in operation resulted in an increase in royalties of $1.5 million.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 77.2% in the first two fiscal quarters of 1999, compared to 75.7% in the first two fiscal quarters of 1998. Food and packaging costs, as a percentage of restaurant sales, for the first six months of fiscal 1999 were consistent with results for the similar period in fiscal 1998. Higher discounting, particularly in the first quarter of fiscal 1999, offset the positive impact of lower unit costs resulting from renegotiation of pricing terms. The increase in payroll and other employee benefits costs resulted primarily from an increase in the average wage rate caused by a tight labor market; a planned increase in labor hours at the restaurant level, and the cost of providing medical benefits to assistant managers. Other operating expenses increased as a percentage of Company-owned restaurant sales due to: higher marketing expenditures reflecting the Company's commitment to increased media penetration through its system of advertising cooperatives, additional costs related to the Sonic 2000 retrofit including higher utilities, and to higher repair and maintenance costs partially resulting from outsourcing the help desk for the Company's point-of-sale equipment. Minority interest in earnings of restaurant partnerships decreased as a percentage of Company-owned restaurant sales to 3.0% in the first two fiscal quarters of 1999 as a result of the decline in restaurant-level margins.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 10.0% in the first two fiscal quarters of 1999, compared with 10.9% in the first two fiscal quarters of 1998. This decrease resulted primarily from fewer planned headcount additions. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $2.0 million due to the purchase of buildings and equipment for new and existing restaurants as well as retrofit of existing stores. Management expects the rate of increase to decline in future periods.

Income from operations increased 23.3% to $18.4 million from $15.0 million in the first two fiscal quarters of 1998. Net interest expense in the first two fiscal quarters of 1999 increased $0.9 million compared to the comparable fiscal quarters of 1998 due to increased borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1998.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 1999, consistent with the comparable period in fiscal 1998. Net income before the cumulative effect of accounting change for the first two fiscal quarters of 1999 increased 18.8% to $10.2 million, compared to $8.6 million in the comparable period of fiscal

1998. Diluted earnings per share before the cumulative effect of accounting change increased to $0.53 per share in the first two fiscal quarters of 1999, compared to $0.44 per share in the first two fiscal quarters of 1998, for an increase of 20.5%.

LIQUIDITY AND SOURCES OF CAPITAL

During the first six months of fiscal 1999, the Company opened 20 newly-constructed restaurants and completed the Sonic 2000 retrofit of 40 restaurants. The Company funded the total capital additions for the first half of fiscal 1999 of $23.4 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other capital expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the six months ended February 28, 1999, the Company purchased the real estate on 19 of the 20 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. In December 1998, the Company's board of directors increased the funds authorized for the repurchase of the Company's common stock from $10 million to $15 million. During the second quarter, the Company repurchased 30 thousand shares of common stock at an aggregate cost of $0.7 million. As of February 28, 1999, the Company's total cash balance of $1.3 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of February 28, 1999, the Company's outstanding borrowings under the line of credit were $20.0 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of February 28, 1999, was $39.7 million.

The Company plans capital expenditures of approximately $50 to $55 million in fiscal 1999, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

STATUS. The Company's internal information technology exposures are primarily related to financial and management information systems. As of February 28, 1999 the Company has completed the remediation of existing custom developed software. Replacement of certain package software is expected to be completed by April 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, the Company will test and implement the software. As of February 28, 1999, the Company had completed 40% of its testing and had implemented 70% of its remediated applications. Completion of the testing phase for all significant systems is expected by June 30, 1999 with all remediated systems fully tested and implemented by September 30, 1999.

The Company's non-Information Technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The assessment of these systems has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue.

SIGNIFICANT THIRD PARTIES. The Company's significant third party business partners consist of suppliers, banks, and its franchisees. The Company does not have any significant system interfaces with third parties. An initial inventory of significant suppliers and distributors has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. Additionally, the Company has met with approximately 15 key suppliers and distributors to discuss their Year 2000 readiness. The Company is currently in the process of developing contingency plans with each of its key suppliers. This contingency planning is expected to be completed by June 30, 1999 and for suppliers that appear to have substantial Year 2000 operational risks may include the change of suppliers to minimize such risks.

Letters were sent to all relationship banks before January 1, 1999 requesting an update on their Year 2000 compliance status. Review and evaluation of responses is currently underway and will continue through June 30, 1999. No later than September 30, 1999, the Company will discontinue relationships with banks that indicate compliance with Year 2000 has not been achieved.

A Year 2000 information manual and certain other correspondence has been sent to all franchisees explaining the Year 2000 issue and associated business risks. This manual provided information and tools to assist the franchisees in assessing their Year 2000 risks. In addition, the Company has surveyed several entities which provide accounting services to franchisees including conducting on-site reviews with three such vendors. Results from these surveys have been distributed to franchisees. The Company will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

COSTS. The Company's Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding non-incremental internal personnel costs, is estimated at $650 thousand and is being funded by operating cash flows. As of February 28, 1999, the Company had incurred approximately $175 thousand, which has all been expensed, related to the Year 2000 project. Of the total remaining project costs, approximately $300 thousand is attributable to the purchase and implementation of new software and will be capitalized. The remaining $175 thousand relates to implementation and testing of remediated software and will be expensed as incurred.

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

The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of February 28, 1999 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of February 28, 1999, the estimated fair value of the Senior Notes approximated the carrying amount. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $20 million as of February 28, 1999. The Company has made certain loans to its store operating partners and franchisees totaling $5 million as of February 28, 1999. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of February 28, 1999 would be immaterial.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         During the fiscal quarter ended February 28, 1999, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

ITEM 2.  CHANGES IN SECURITIES AND  USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 20, 1999, the Company held its annual meeting of stockholders, at which the stockholders elected Kenneth L. Keymer and re-elected H.E. Rainbolt and E. Dean Werries as directors for three-year terms ending in January of 2002. The following table sets forth the voting results for those three directors.

             DIRECTOR                VOTES FOR              VOTES WITHHELD
             --------                ---------              --------------
             Kenneth L. Keymer       16,375,827                 355,840
             H.E. Rainbolt           16,375,209                 356,458
             E. Dean Werries         16,375,179                 356,488

         Other directors of the Company whose terms continued after the meeting consist of Dennis H. Clark, J. Clifford Hudson, Leonard Lieberman, Frank E. Richardson and Robert M. Rosenberg.

         The stockholders also approved and ratified an amendment to the 1991 Sonic Corp. Stock Option Plan ("Plan") to increase the number of shares of common stock reserved for issuance pursuant to the Plan by an additional 935,000 shares of common stock. The stockholders approved the amendment by a vote of 12,197,519 shares of common stock in favor, 4,491,662 opposed, and 42,486 abstaining.

         In addition, the stockholders approved and ratified an amendment to the 1991 Sonic Corp. Directors' Stock Option Plan ("Directors' Plan") to reduce the number of options initially granted to new outside directors under the Directors' Plan, and to provide for additional options to be granted annually during a director's tenure of service on the Board. The stockholders approved the amendment by a vote of 16,158,049 shares of common stock in favor, 524,078 opposed, and 49,540 abstaining.

         Finally, the stockholders approved and ratified the selection of Ernst & Young, LLP, as the Company's independent auditors by a vote of 16,722,164 shares of common stock in favor, 5,484 shares opposed, and 4,019 shares abstaining.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS. The Company has filed the following exhibits with this report:

                  15.01.  Letter re:  Unaudited Interim Financial Information.
                  27.01.  Financial Data Schedules

             FORM 8-K REPORTS. The Company did not file any Form 8-K reports during the fiscal quarter ended February 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                          SONIC CORP.

                                          By: \s\ W. Scott McLain
                                             ----------------------------------
                                               W. Scott McLain, Vice President
                                               and Chief Financial Officer

Date:  April 13, 1999