Form 10-Q
period 1999-05-31
SONIC CORP
filed 1999-07-15
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1999

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

Registrant’s telephone number, including area code: (405) 280-7654

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the past 90 days. Yes X . No ____.

     As of May 31, 1999, the Registrant had 18,695,899 shares of common stock issued and outstanding (excluding 2,024,376 shares of common stock held as treasury stock).

SONIC CORP.
Index

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	(Unaudited) May 31, 1999	August 31, 1998
Current assets:
Cash and cash equivalents	$1,128	$2,602
Accounts and notes receivable, net	6,934	7,587
Refundable income taxes	—	2,413
Other current assets	3,254	3,937
Total current assets	11,316	16,539

Property, equipment and capital leases	256,233	226,435
Less accumulated depreciation and amortization	(48,330)	(38,370)
Property, equipment and capital leases, net	207,903	188,065

Trademarks, tradenames and other goodwill	27,745	21,985
Other intangibles and other assets	14,399	14,488
Less accumulated amortization	(8,478)	(7,897)
Intangibles and other assets, net	33,666	28,576
Total assets	$252,885	$233,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,236	$10,740
Deposits from franchisees	631	883
Accrued liabilities	8,704	11,140
Obligations under capital leases and long-term debt due within one year	921	1,068
Total current liabilities	20,492	23,831

Obligations under capital leases due after one year	7,446	7,429
Long-term debt due after one year	71,836	61,400
Other noncurrent liabilities	9,229	8,509

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 20,720,275 shares issued (20,554,213 shares issued at August 31, 1998)	207	206
Paid-in capital	66,493	63,866
Retained earnings	107,595	89,455
	174,295	153,527
Treasury stock, at cost; 2,024,376 common shares (1,692,370 shares at August 31, 1998)	(30,413)	(21,516)
Total stockholders’ equity	143,882	132,011
Total liabilities and stockholders’ equity	$252,885	$233,180

See accompanying notes.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited) Three months ended May 31,		(Unaudited) Nine months ended May 31,
	1999	1998	1999	1998
Revenues:
Company-owned restaurant sales	$57,844	$49,927	$150,776	$128,360
Franchised restaurants:
Franchise fees	843	643	2,601	1,550
Franchise royalties	10,148	8,048	27,941	22,488
Other	937	600	2,283	1,518
	69,772	59,218	183,601	153,916
Cost and expenses:
Company-owned restaurants:
Food and packaging	15,085	13,477	40,987	35,394
Payroll and other employee benefits	15,795	14,145	42,986	36,924
Other operating expenses	10,111	8,451	28,750	23,133
	40,991	36,073	112,723	95,451

Selling, general and administrative	6,850	5,977	18,234	16,299
Depreciation and amortization	4,719	3,739	13,773	10,768
Special provision for litigation settlement (Note 2)	—	2,700	—	2,700
Minority interest in earnings of restaurant partnerships	2,900	2,730	5,695	5,705
Provision for impairment of long-lived assets	604	166	1,023	195
	56,064	51,385	151,448	131,118
Income from operations	13,708	7,833	32,153	22,798

Interest expense	1,301	858	3,751	2,440
Interest income	(202)	(193)	(507)	(525)
Net interest expense	1,099	665	3,244	1,915
Income before income taxes and cumulative effect of accounting change	12,609	7,168	28,909	20,883
Provision for income taxes	4,697	2,670	10,769	7,779
Income before cumulative effect of accounting change	7,912	4,498	18,140	13,104
Cumulative effect of accounting change, net of tax (Note 3)	—	—	—	681
Net income	$7,912	$4,498	$18,140	$12,423
Basic income per share:
Income before cumulative effect of accounting change	$.42	$.23	$.96	$.68
Cumulative effect of accounting change	—	—	—	(.03)
Net income per share - basic	$.42	$.23	$.96	$.65
Diluted income per share:
Income before cumulative effect of accounting change	$.40	$.23	$.93	$.66
Cumulative effect of accounting change	—	—	—	(.03)
Net income per share - diluted	$.40	$.23	$.93	$.63

See accompanying notes.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine months ended
	May 31,	May 31,
	1999	1998
Cash flows from operating activities:
Net income	$18,140	$12,423

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	681
Depreciation and amortization	13,773	10,768
Other	1,035	394
Special provision for litigation settlement	—	2,700
Decrease in operating assets	2,208	1,665
Increase (decrease) in operating liabilities	(2,802)	2,853
Total adjustments	14,214	19,061
Net cash provided by operating activities	32,354	31,484

Cash flows from investing activities:
Purchases of property and equipment	(36,520)	(44,150)
Proceeds from disposition of assets	3,890	629
Increase in intangibles (principally increases in ownership of Company-owned restaurants) and other assets	(4,786)	(1,529)
Net cash used in investing activities	(37,416)	(45,050)

Cash flows from financing activities:
Payments on long-term borrowings	(64,088)	(66,087)
Proceeds from long-term borrowings	74,500	82,000
Proceeds from exercise of stock options	2,628	2,755
Purchases of treasury stock	(8,897)	(5,887)
Other	(555)	(781)
Net cash provided by financing activities	3,588	12,000

Net decrease in cash and cash equivalents	(1,474)	(1,566)
Cash and cash equivalents at beginning of period	2,602	7,334
Cash and cash equivalents at end of period	$1,128	$5,768

See accompanying notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K, for the fiscal year ended August 31, 1998. The results of operations for the nine months ended May 31, 1999, are not necessarily indicative of the results to be expected for the full year ending August 31, 1999.

Note 2

On May 14, 1998, the Texas Supreme Court denied the Company’s motion for rehearing of the application for a writ of error regarding the Texas Court of Appeals reversal of the district court’s judgment notwithstanding the verdict which reinstated the jury’s verdict of $782 thousand of actual damages, $1.0 million of punitive damages, and pre- and post-judgment interest in an action in which the plaintiffs claim a subsidiary of the Company interfered with the contractual relations of the plaintiffs. The court refused to exercise its discretionary jurisdiction to consider the decision of the Texas Court of Appeals at Beaumont, Texas. In connection with the denial, the Company recorded a $2.7 million provision for litigation in the third fiscal quarter of 1998.

The Company is a party to several lawsuits and claims arising in the ordinary course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 3

The Company adopted Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities” effective September 1, 1997. SOP 98-5 requires that pre-opening and other start-up costs be expensed as incurred. Prior to the adoption of the new standard, the Company capitalized the direct costs associated with opening new restaurants and amortized these costs over the first twelve months of restaurant operations. The cumulative effect of adopting SOP 98-5 resulted in a charge of $681 thousand or $.03 per share, net of income tax effects of approximately $404 thousand and minority interest of $248 thousand.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended May 31,		Nine months ended May 31,
(In thousands, except per share data)	1999	1998	1999	1998
Numerator:
Net income	$7,912	$4,498	$18,140	$12,423

Denominator:
Weighted average shares outstanding - basic	18,908	19,231	18,911	19,174

Effect of dilutive employee stock options	689	682	571	638
Weighted average shares - diluted	19,597	19,913	19,482	19,812
Net income per share - basic	$.42	$.23	$.96	$.65
Net income per share - diluted	$.40	$.23	$.93	$.63

Independent Accountants’ Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended May 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1998, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated October 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
June 18, 1999

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resources needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Results of Operations

The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, the leasing of signs and real estate and from minority ownership positions in certain franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurant partnerships relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company’s franchising operations. The Company’s revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company’s revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s statements of income.

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	1999	1998	1999	1998
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.9%	84.3%	82.1%	83.4%
Franchised restaurants:
Franchise royalties	14.6	13.6	15.2	14.6
Franchise fees	1.2	1.1	1.4	1.0
Other	1.3	1.0	1.3	1.0
	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Company-owned restaurants (1)
Food and packaging	26.1%	27.0%	27.2%	27.6%
Payroll and other employee benefits	27.3	28.3	28.5	28.8
Other operating expenses	17.5	17.0	19.1	18.0
	70.9%	72.3%	74.8%	74.4%

Selling, general and administrative	9.8	10.1	9.9	10.6
Depreciation and amortization	6.8	6.3	7.5	7.0
Minority interest in earnings of restaurant partnerships (1)	5.0	5.5	3.8	4.4
Other	0.9	4.8	0.6	1.9
Income from operations	19.6	13.2	17.5	14.8
Net interest expense	1.6	1.1	1.8	1.2
Cumulative effect of change in accounting	—	—	—	0.4
Net income	11.3%	7.6%	9.9%	8.1%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants
Core-markets	204	177	204	177
Developing markets	108	114	108	114
All markets	312	291	312	291
Franchise restaurants	1,655	1,497	1,655	1,497
System-wide restaurants	1,967	1,788	1,967	1,788

SALES DATA ($ in thousands):
System-wide sales	$429,912	$359,877	$1,124,869	$945,347
Percentage increase (3)	19.5%	16.1%	19.0%	18.3%
Average sales per restaurant:
Company-owned	$188	$178	$502	$475
Franchise	231	210	614	560
System-wide	223	204	594	545
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	6.6%	4.5%	6.6%	6.9%
Developing markets	9.2	(3.8)	5.0	(2.9)
All markets	7.3	2.8	6.2	4.7
Franchise	8.8	6.2	9.0	8.0
System-wide	8.5	5.5	8.2	7.3

(1)	As a percentage of Company-owned restaurant sales.
(2) Number of restaurants open at end of period.
(3)	Represents percentage increase from the comparable period in the prior year.
(4)	Represents percentage increase (decrease) for restaurants open both in the current and prior year.

Comparison of the Third Fiscal Quarter of 1999 to the Third Fiscal Quarter of 1998.

Total revenues increased 17.8% to $69.8 million in the third fiscal quarter of 1999 from $59.2 million in the third fiscal quarter of 1998. Company-owned restaurant sales increased 15.9% to $57.8 million in the third fiscal quarter of 1999 from $49.9 million in the third fiscal quarter of 1998. Of the $7.9 million increase in Company-owned restaurant sales, $4.8 million was due to the net addition of 56 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 7.3% by stores open throughout the full reporting periods of fiscal 1999 and 1998 accounted for $3.1 million of the increase. Thirty-five franchise drive-ins opened in the third fiscal quarter of 1999 compared to 31 in the comparable quarter of 1998, with contribution to franchise fee revenues increasing 31.1%. In addition to the larger store count, this increase resulted from a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee. Franchise royalties increased 26.1% to $10.1 million in the third fiscal quarter of 1999, compared to $8.0 million in the third fiscal quarter of 1998. Of the $2.1 million increase, approximately $1.1 million resulted from the franchise same-store sales growth of 8.8% over the third fiscal quarter of 1998. Approximately $0.2 million was due to the conversion of certain stores to new license agreements which became effective on January 1, 1999. The balance of the increase was attributable to additional franchise restaurants in operation.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 70.9% in the third fiscal quarter of 1999, compared to 72.3% in the third fiscal quarter of 1998. Food and packaging costs were down 90 basis points as a percentage of Company-owned restaurant sales, as a result of reduced discounting from standard menu pricing as well as overall lower unit costs, particularly lower ice cream mix costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, were down 100 basis points from the third fiscal quarter of 1998. Approximately 40 basis points of the decrease were caused by lower pre-opening costs as a result of fewer company store openings while approximately 20 basis points were due to worker’s compensation refunds received during the quarter. The remaining 40 basis point improvement was the result of the leverage of operating at higher volumes which more than offset an increase in the average wage rate resulting from unfavorable conditions in the labor market and an increase in the labor hours per store. The increase in labor hours resulted from the Company’s continued efforts to provide superior customer service.

The increase in other operating expenses resulted from higher marketing expenditures, increased landscaping and repair costs associated with the Sonic 2000 retrofit, and higher repair and maintenance costs resulting from the outsourcing of point-of-sale support which was handled internally during fiscal 1998. The increase in marketing expenditures reflects the Company’s commitment to increased media efficiency through its system of advertising cooperatives. As a result of the increase in restaurant operating margins, minority interest in earnings of restaurant partnerships increased 6.2% to $2.9 million in the third fiscal quarter of 1999, compared to $2.7 million in the third fiscal quarter of 1998.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.8% in the third fiscal quarter of 1999, compared with 10.1% in the third fiscal quarter of 1998. Management expects selling, general and administrative expenses, as a percentage of revenues, to continue to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company’s franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $1.0 million in the third fiscal quarter of 1999 over the comparable quarter in 1998. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants.

During the third quarter, one drive-in became impaired under the guidelines of FAS 121 - “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of approximately $0.6 million was recorded for the drive-in’s carrying cost in excess of estimated current fair market value.

Income from operations increased 30.1% to $13.7 million in the third fiscal quarter of 1999 from $10.5 million in the third fiscal quarter of 1998 (excluding a $2.7 million special provision for litigation settlement recorded in the third quarter of fiscal 1998). Net interest expense in the third fiscal quarter of 1999 increased $0.4 million over the third fiscal quarter of 1998. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 1999.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 1999, consistent with the same period in fiscal 1998. Income before cumulative effect of accounting change and the special provision increased 27.8% over the comparable period in 1998. Diluted earnings per share increased to $.40 per share in the third fiscal quarter of 1999, compared to $.31 per share before cumulative effect of accounting change and the special provision in the third fiscal quarter of 1998, for an increase of 29.0%.

Comparison of the First Three Fiscal Quarters of 1999 to the First Three Fiscal Quarters of 1998.

Total revenues increased 19.3% to $183.6 million in the first three fiscal quarters of 1999 from $153.9 million in the first three fiscal quarters of 1998. Company-owned restaurant sales increased 17.5% to $150.8 million in the first three fiscal quarters of 1999 from $128.4 million in the first three fiscal quarters of 1998. Of the $22.4 million increase in Company-owned restaurant sales, $15.8 million was due to the net addition of 56 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 6.2% by stores open the full reporting periods of fiscal 1999 and 1998 accounted for $6.6 million of the increase. Franchise fee revenues increased 67.8% in the first three fiscal quarters of 1999 as compared to the first three fiscal quarters of 1998 due primarily to the opening of 104 franchise stores in 1999 compared to 76 in the comparable period of 1998, as well as fees associated with the early conversion of approximately 125 older license agreements to new agreements effective January 1, 1999. Franchise royalties increased 24.2% to $27.9 million in the first three fiscal quarters of 1999, compared to $22.5 million in the first three fiscal quarters of 1998. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $2.8 million and resulted from the franchise same-store sales growth of 9.0% over the first three fiscal quarters of 1998. Approximately $0.3 million was due to the conversion of certain stores to new license agreements which became effective on January 1, 1999. Additional franchised restaurants in operation resulted in an increase in royalties of $2.3 million.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.8% in the first three fiscal quarters of 1999, compared to 74.4% in the first three fiscal quarters of 1998. Food and packaging costs, as a percentage of restaurant sales, for the first nine months of fiscal 1999 were improved by 40 basis points from the similar period in fiscal 1998 as a result of lower unit costs resulting from renegotiation of pricing terms which more than offset higher discounting, particularly in the first quarter of fiscal 1999. The decrease in payroll and other employee benefits costs resulted primarily from lower pre-opening costs and the leverage of operating at higher volumes which more than offset an increase in the average wage rate caused by a tight labor market, a planned increase in labor hours at the restaurant level, and the cost of providing medical benefits to assistant managers. Other operating expenses increased as a percentage of Company-owned restaurant sales due to: higher marketing expenditures reflecting the Company’s commitment to increased media penetration through its system of advertising cooperatives, additional costs related to the Sonic 2000 retrofit including higher utilities, and to higher repair and maintenance costs partially resulting from outsourcing the help desk for the Company’s point-of-sale equipment. Minority interest in earnings of restaurant partnerships decreased as a percentage of Company-owned restaurant sales to 3.8% in the first three fiscal quarters of 1999 as a result of the overall decline in restaurant-level margins as a percentage of sales. In addition, the decline in minority interest, as a percentage of company-owned restaurant sales, is also the result of an increase in the Company’s ownership percentage stemming from the buyout of certain partner interests and the disposition of certain under-performing stores.

Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.9% in the first three fiscal quarters of 1999, compared with 10.6% in the first three fiscal quarters of 1998. This decrease resulted primarily from fewer planned headcount additions. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company’s franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurant partnerships. Depreciation and amortization expense increased approximately $3.0 million due to the purchase of buildings and equipment for new and existing restaurants as well as retrofit of existing stores. Management expects the rate of increase to decline in future periods.

Income from operations increased 26.1% to $32.2 million from $25.5 million in the first three fiscal quarters of 1998 (excluding a $2.7 million special provision for litigation settlement recorded in the third quarter of fiscal 1998). Net interest expense in the first three fiscal quarters of 1999 increased $1.3 million compared to the comparable fiscal quarters of 1998 due to increased borrowings to fund, in part, capital additions and stock repurchases made during the latter part of fiscal 1998 and during the third quarter of fiscal 1999.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 1999, consistent with the comparable period in fiscal 1998. Net income before the cumulative effect of accounting change and the special provision for the first three fiscal quarters of 1999 increased 28.5% to $18.1 million, compared to $14.1 million in the comparable period of fiscal 1998. Diluted earnings per share before the cumulative effect of accounting change and the special provision increased to $.93 per share in the first three fiscal quarters of 1999, compared to $.75 per share in the first three fiscal quarters of 1998, for an increase of 24.0%.

Liquidity and Sources of Capital

During the first nine months of fiscal 1999, the Company opened 26 newly-constructed restaurants and completed the Sonic 2000 retrofit of 57 restaurants. The Company funded the total capital additions for the first nine months of fiscal 1999 of $36.5 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other capital expenditures) from cash generated by operating activities and through borrowings under the Company’s line of credit. During the nine months ended May 31, 1999, the Company purchased the real estate for 25 of the 26 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. In December 1998, the Company’s board of directors increased the funds authorized for the repurchase of the Company’s common stock from $10 million to $15 million. During the third quarter, the Company repurchased approximately 300 thousand shares of common stock at an aggregate cost of $8.2 million. As of May 31, 1999, the Company’s total cash balance of $1.1 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. As of May 31, 1999, the Company’s outstanding borrowings under the line of credit were $21.5 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of May 31, 1999, was $38.2 million.

The Company plans capital expenditures of approximately $50 to $55 million in fiscal 1999, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

Year 2000

Description. The Year 2000 issue is the result of computer programs being written using three digits rather than four to define the applicable year. Any of the Company’s computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt the Company’s normal business activities.

To date, the Company has established a plan to prepare its systems for the Year 2000 issue as well as to reasonably assure that its critical business partners are prepared. The phases of the Company’s plan to resolve the Year 2000 issue involve awareness, assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all internal systems that could be significantly affected by the Year 2000 issue. Based upon its assessment, the Company has determined that it will be required to modify or replace portions of its software primarily related to customized interfaces between its financial systems and other applications. The Company believes that with modifications or replacements of the identified software programs, the Year 2000 issue can be mitigated. However, if all additional phases of the Year 2000 plan are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company as set forth under Risks and Contingency Plans.

Status. The Company’s internal information technology exposures are primarily related to financial and management information systems. As of May 31, 1999 the Company has completed the remediation of existing custom developed software. Replacement of certain package software is expected to be completed by September 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, the Company will test and implement the software. As of May 31, 1999, the Company had completed 75% of its testing and had implemented 90% of its remediated applications. Completion of the testing phase for all significant systems is expected by July 31, 1999 with all remediated systems fully tested and implemented by September 30, 1999.

The Company’s non-information technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. While the Company believes the primary functionality of its point-of-sale systems is not impacted by the Year 2000 issue, the assessment of these systems has indicated that an upgrade to a Windows NT operating system will be necessary to address certain ancillary reporting functions. The Company has upgraded to the Windows NT operating system in 70 of the company-owned stores. The remainder of the point-of-sale systems in the company-owned stores will be upgraded by November 1999.

Significant Third Parties. The Company’s significant third party business partners consist of suppliers, banks, and its franchisees. The Company does not have any significant system interfaces with third parties. An initial inventory of significant suppliers and distributors has been completed and letters mailed requesting information regarding each party’s Year 2000 compliance status. Additionally, the Company has met with approximately 15 key suppliers and distributors to discuss their Year 2000 readiness. The Company is currently in the process of developing contingency plans with each of its key suppliers. This contingency planning is expected to be completed by September 30, 1999 and for suppliers that appear to have substantial Year 2000 operational risks planning may include the change of suppliers to minimize such risks.

Letters were sent to all relationship banks before January 1, 1999 requesting an update on their Year 2000 compliance status. Review and evaluation of responses is currently underway and will continue through July 31, 1999. No later than September 30, 1999, the Company will discontinue relationships with banks that indicate compliance with Year 2000 has not been achieved.

A Year 2000 information manual and certain other correspondence has been sent to all franchisees explaining the Year 2000 issue and associated business risks. This manual provided information and tools to assist the franchisees in assessing their Year 2000 risks. In addition, the Company has surveyed several entities which provide accounting services to franchisees including conducting on-site reviews with five such vendors. The Company has requested that these entities provide written information to franchisees regarding their Y2K readiness. The Company will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

Costs. The Company’s Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding non-incremental internal personnel costs, is estimated at $650 thousand and is being funded by operating cash flows. As of May 31, 1999, the Company had incurred approximately $212 thousand, which has all been expensed, related to the Year 2000 project. Of the total remaining project costs, approximately $300 thousand is attributable to the purchase and implementation of new software and will be capitalized. The remaining $138 thousand relates to implementation and testing of remediated software and will be expensed as incurred.

Risks and Contingency Plans. Management of the Company believes it has an effective plan in place to address the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. The Company plans to make diligent efforts to assess the Year 2000 readiness of its significant business partners and will develop contingency plans for critical areas where it believes its exposure to Year 2000 risk is the greatest. However, despite the Company’s efforts, it may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude its remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, the Company may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on the Company’s results of operations, financial condition or cash flows in 1999 and beyond. Additionally, the inability of franchisees to remit royalty payments on a timely basis could have a material adverse effect on the Company. The amount of potential loss cannot be reasonably estimated at this time.

Impact of Inflation

Though increases in labor, food or other operating costs could adversely affect the Company’s operations, management does not believe that inflation has had a material effect on income during the past several years.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company’s results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

The Company’s exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of May 31, 1999 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of May 31, 1999, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $0.9 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $21.5 million as of May 31, 1999. The Company has made certain loans to its store operating partners and franchisees totaling $4.6 million as of May 31, 1999. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of May 31, 1999 would be immaterial.

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

PART II

Item 1. Legal Proceedings

     During the fiscal quarter ended May 31, 1999, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits. The Company has filed the following exhibits with this report:

15.01.	Letter re: Unaudited Interim Financial Information
27.01.	Financial Data Schedules

Form 8-K Reports.	The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	\s\W. Scott McLain
W. Scott McLain, Vice President and Chief Financial Officer

Date: July 15, 1999