Form 10-K
period 1999-08-31
SONIC CORP
filed 1999-11-24
CIK 868611

QuickLinks

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES /x/  No / /

    Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K. YES /x/  No / /

    As of November 10, 1999, the aggregate market value of the 17,006,966 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $440 million, based on the closing sales price for the common stock as reported for that date. As of November 10, 1999, the Registrant had 18,337,586 shares of common stock issued and outstanding (excluding 2,408,876 shares of common stock held as treasury stock).

(Facing Sheet Continued)

Documents Incorporated by Reference

    Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1999.

FORM 10-K OF SONIC CORP.

TABLE OF CONTENTS

Page
PART I
Item 1. Business	1
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 4A. Executive Officers of the Company	10
PART II
Item 5. Market for the Company's Common Stock and Related Stockholder Matters	14
Item 6. Selected Financial Data	14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 8. Financial Statements and Supplementary Data	23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
PART III
(Incorporated by reference from the Company's definitive proxy statement for its annual meeting of stockholders following the fiscal year ended August 31, 1999)
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	23

FORM 10-K

SONIC CORP.

PART I

Item 1. Business

General

    Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 1999, the Company had 2,011 restaurants in operation, consisting of 296 Company-owned restaurants and 1,715 franchised restaurants, principally in the south central and southeastern United States. Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks, including cherry limeades and slushes, and frozen desserts. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes.

    In September of 1995, the Company reorganized its operating subsidiaries into two, directly-held subsidiaries consisting of Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company's Company-owned restaurants. In February of 1996, the Company sold its equipment sales division to N. Wasserstrom & Sons, Inc. of Columbus, Ohio, and discontinued that line of business.

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

Restaurant Locations

    As of August 31, 1999, the Company owned or franchised 2,011 drive-in restaurants, principally in the south central and southeastern United States. The Company's core markets, consisting of the nine contiguous states of Texas, Oklahoma, Tennessee, Missouri, Arkansas, Kansas, Louisiana, Mississippi, and New Mexico, contained approximately 79% of all Sonic restaurants as of August 31, 1999. Developing markets primarily are located in Alabama, Arizona, Colorado, Florida, Georgia, Kentucky, North Carolina, South Carolina, and Virginia. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 1999:

Core Market	Company-owned Restaurants	Franchised Restaurants	Total
Texas	86	488	574
Oklahoma	24	182	206
Tennessee	31	129	160
Missouri	37	114	151
Arkansas	18	112	130
Kansas	10	99	109
Louisiana	17	94	111
Mississippi	0	97	97
New Mexico	0	59	59

Total	223	1,374	1,597

Developing Markets	Company-owned Restaurants	Franchised Restaurants	Total
Alabama	25	43	68
Arizona	0	57	57
California	0	7	7
Colorado	0	32	32
Florida	11	5	16
Georgia	5	34	39
Illinois	0	13	13
Indiana	5	6	11
Iowa	0	3	3
Kentucky	15	35	50
Nebraska	0	3	3
Nevada	0	10	10
North Carolina	0	45	45
Ohio	0	4	4
South Carolina	0	39	39
Utah	0	1	1
Virginia	12	3	15
West Virginia	0	1	1

Total	73	341	414

Total System	296	1,715	2,011

Expansion

    During fiscal 1999, the Company opened 37 Company-owned restaurants and its franchisees opened 139 restaurants. During fiscal 2000, the Company plans to open approximately 35 Company-owned restaurants and anticipates that its franchisees will open at least 140 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. However, the ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal 2000 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company and the Company's franchisees, and the general economic and business conditions to be faced in fiscal 2000.

    The Company's expansion strategy for Company-owned restaurants involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of developing markets. In addition, the Company may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

Restaurant Design and Construction

    General.  The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since the first half of fiscal 1995, the Company has incorporated a drive-through service and patio seating area in most new restaurants. A few Sonic restaurants provide an indoor seating area.

    Retrofit Program.  In fiscal 1997, the Company began implementing a remodeling program to retrofit all Sonic drive-in restaurants. The retrofit includes new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant's building. The Company currently estimates the cost to make a standard retrofit at approximately $58,000 to $70,000 per restaurant. The Company implemented the program on a market-by-market basis, and anticipates 100% completion of the retrofit program for Company-owned restaurants, and 90% completion for franchised restaurants by August 31, 2000. In addition, all new restaurants being built in all markets now feature the new retrofit signage and trade dress style. As of August 31, 1999, there were 287 retrofitted Company-owned restaurants and 1,091 retrofitted franchised restaurants, which together total more than two-thirds of all Sonic restaurants.

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

    Each year the Company and its advertising agency (with involvement of the Sonic Franchise Advisory Council) develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company's license agreements, the franchisee must contribute a minimum percentage of the franchisee's gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund directed by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues. Franchisees may elect and frequently do elect to contribute more than the minimum percentage of gross revenues to their local advertising cooperative funds. In 1999, Sonic restaurant owners approved the establishment of a System Marketing Fund to be effective as of January 1, 2000. The purpose of this fund is to complement local advertising efforts in attracting customers to Sonic restaurants by exposing the message of the Sonic brand to a new audience. The primary focus of the fund will be to purchase advertising on national cable networks such as USA, TBS, TNT, ESPN, ESPN 2 and CMT. The System Marketing Fund will be funded by 0.5% of each franchisee's gross revenues, which amount will be redistributed to the fund from the franchisee's local advertising fund contribution.

    For fiscal 1999, franchisees participating in cooperatives contributed an average of 3.32% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.375% under most license agreements in effect during that period. As of August 31, 1999, 2,009 Sonic restaurants (99.9% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media (principally television) exceeded $54 million for fiscal 1999 and is expected to exceed $64 million for fiscal 2000.

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

    The Company requires its Company-owned and franchised restaurants to participate in purchasing cooperatives. Those cooperatives have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal 1999, the average cost of food and packaging for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 28% of revenues. The Company believes that food purchasing cooperatives have allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. The reduction in the number of food and paper product distributors to the Sonic chain over the past few years has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

Company Operations

    Ownership Program.  The Sonic restaurant philosophy stresses an ownership relationship with supervisors and managers. Most supervisors and managers of Company-owned and franchised restaurants own an equity interest in the restaurant. The Company believes that its ownership structure provides a substantial incentive for restaurant managers and supervisors to operate their restaurants profitably and efficiently.

    Under the ownership program, a separate limited liability company or general partnership owns and operates each Company-owned restaurant. As members of the limited liability company or partners of the general partnership, the Company owns a majority interest and the managers and supervisors own a minority interest in the restaurant. Ownership equity of a typical established Company-owned restaurant generally is distributed 60% to the Company, up to 20% to the manager, and up to 20% to the supervisor. The Company records other members' or partners' interests as a minority interest in earnings of restaurants on its financial statements. Under the standard operating agreement or partnership agreement, the Company has the right to purchase the interest of any other manager or supervisor on short notice. Each supervisor and manager contributes his or her pro rata portion of all start-up costs, which include the required franchise fee, opening inventory, advertising and promotion costs, initial training and insurance costs, and some amounts for working capital. The amount of capital contribution by a supervisor and manager for a restaurant typically equals approximately $10,000 for a 20% interest. Each restaurant usually purchases equipment with funds borrowed from the Company at competitive rates. In most cases, the Company alone guarantees any third-party lease entered into for the site. The restaurants distribute available cash flow to the supervisors or partners on a monthly basis pursuant to the terms of the operating agreements or partnership agreements.

    Restaurant Personnel. A typical Sonic restaurant is operated by a manager, two assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant.

    Each supervisor has the responsibility of overseeing an average of four to six Company-owned restaurants. Those supervisors derive their income out of their share of the available cash flow of the restaurants they supervise.

    The Company also employs nine Directors of Operations who oversee supervisors within their respective regions and three Regional Vice Presidents who oversee the Directors of Operations. The Company employs a Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

    Point-of-Sale Systems.  The Company is currently in the final installation phase of a planned software enhancement for the point-of-sale systems in Company-owned restaurants. The software enhancement includes added store management tools as well as expanded polling capabilities. The polling features allow the Company to integrate centrally maintained product and promotion information and also support the collection of store-level sales information.

    Hours of Operation.  Sonic restaurants operate seven days a week, typically from 10:30 a.m. to 11:00 p.m.

    Company-owned Restaurant Data.  The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

	1999	1998	1997	1996	1995
Average Sales per Company-owned Restaurant (in thousands)	$702	$663	$649	$601	$577
Number of Restaurants
Total Open at Beginning of Year	292	256	231	178	142
Newly-Opened and Re-Opened	37	50	37	30	31
Purchased from Franchisees	4	—	—	28	6
Sold to Franchisees	(36)	(14)	(5)	(4)	(1)
Closed	(1)	—	(7)	(1)	—

Total Open at Year End	296	292	256	231	178

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

    As of August 31, 1999, the Company had 1,715 franchised restaurants operating in 27 states and the Company had entered into area development agreements which contemplate the opening of 86 additional restaurants during fiscal 2000. However, the Company cannot give any assurance that the Company's franchisees will achieve that number of new restaurants for fiscal 2000. During fiscal 1999, the Company's franchisees opened 74 Sonic drive-in restaurants pursuant to existing area development agreements.

    Franchise Agreements.  Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. In September of 1994, the Company began offering a Number 6 License Agreement, which provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 5.0% as the level of gross revenues increases. In September of 1998, the Company began offering a Number 6A License Agreement, which provides for the same fees and other general terms of the Number 6 License Agreement, but also provides for mutual rights and obligations between the Company and the franchisees in the event the Company acquires operating restaurants or development sites within a franchisee's protected territory or desires to develop non-traditional restaurant locations within a protected territory. The Number 6A License Agreement requires the Company to offer the franchisee a right of first refusal to acquire the restaurant or site from the Company at its cost with the requirement to convert the restaurant or develop the site into a Sonic restaurant pursuant to the terms of the then current license agreement. Approximately 60% of all Sonic restaurants opening in fiscal year 2000 are expected to open under the Number 6 or Number 6A License Agreement. Pursuant to the terms of existing area development agreements and the outstanding license option agreements described below, approximately 40% of all Sonic restaurants opening in fiscal 2000 will open under either the Number 5 License Agreement or the Number 5.1 License Agreement. Those agreements each provide for a franchisee fee of $15,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 4.0% as the level of gross revenues increases. For fiscal 1999, the Company's average royalty rate equaled 2.96%. The Number 5 License Agreement provides for a term of 15 years, with an option to renew pursuant to the terms of the then current license agreement. The Number 5.1 License Agreement, the Number 6 License Agreement and the Number 6A License Agreement provide for a term of 20 years, with one 10-year renewal option. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

    Because of the graduated percentage royalty rates set forth in the license agreements, in fiscal year 1999, six franchised restaurants formerly operating under the Number 4.2 License Agreement had their royalty rates increase to the same rate as the Number 5 License Agreement rate. Beginning in fiscal year 2000 and continuing through fiscal year 2010, a total of 654 additional franchised restaurants currently operating under the Number 4.2 License Agreement will have their royalty rates increase to the same rate as the Number 5 License Agreement rate. Also, beginning in fiscal year 2000 and continuing through fiscal year 2010, the terms of the remaining Number 4 License Agreements will expire and the licensed restaurants either will cease operations or renew their licenses pursuant to the terms of the then current license agreement (currently the Number 6A License Agreement). The Company expects that the automatic conversion of the Number 4.2 License Agreements and the renewals of the expiring Number 4 License Agreements will result in an incremental increase in the Company's royalty revenues attributable to the change in royalty rate. For the five-year period beginning in fiscal year 2000, the Company expects that process to generate in excess of $10 million in incremental royalty revenue, which will build in a stair-stepped fashion. The actual amount of revenue will depend on a number of factors, including (among others) the average unit volumes of the affected restaurants and the extent to which the expiring Number 4 License Agreements in fact renew and convert to the Number 6A License Agreement.

    In July of 1998, the Company gave franchisees operating under a Number 1, 4, 4.1 or 5 License Agreement an opportunity to convert the franchisee's agreement to a Number 5.2 License Agreement, effective as of January 1, 1999. The Number 5.2 License Agreement allowed the franchisee with an expiring license agreement the opportunity to elect to renew prior to the actual expiration date and accept the terms of the then current Number 6 License Agreement. The franchisee paid a $1,000 conversion franchisee fee and a higher royalty rate from the time of conversion through the expiration date of the franchisee's original license agreement. Upon the expiration of the original term of the franchisee's license agreement, the Number 5.2 License Agreement will shift the royalty rate to the Number 6 License Agreement royalty schedule. Approximately 137 Number 1, 4, 4.1 and 5 License Agreements were converted to the Number 5.2 License Agreement.

    Area Development Agreements.  The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While existing franchisees continue to expand on a single restaurant basis, approximately 54.6% of the new franchised restaurants opened during fiscal 1999 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

    During fiscal 1999, the Company entered into 25 new area development agreements calling for the opening of 144 Sonic drive-in restaurants during the next five years. As of August 31, 1999, the Company had a total of 80 area development agreements in effect, calling for the development of 365 additional Sonic drive-in restaurants during the next six years. Of the 78 restaurants scheduled to open during fiscal 1999 under area development agreements in place at the beginning of that fiscal year, 66 (or 84.6%) opened during the period.

    Realization by the Company of the expected benefits under various existing and future area development agreements currently depends and will continue to depend upon the ability of franchisees to open the minimum number of restaurants within the time periods required by the agreements. The financial resources of the developers, as well as their experience in managing quick-service restaurant franchises, represent critical factors in the success of area development agreements. Although the Company grants area development agreements only to those developers whom the Company believes possess those qualities, the Company cannot give any assurances that the future performance by developers will result in the opening of the minimum number of restaurants contemplated by the area development agreements or reach the compliance rate previously experienced by the Company.

    Option Agreements.  In connection with the Company's introduction of a new Number 6 License Agreement in fiscal 1995, the Company offered its existing franchisees the opportunity to acquire options to purchase the Number 5.1 License Agreement for new Sonic drive-in restaurants developed by the franchisee (the "Number 5.1 Options"). The Number 5.1 License Agreement has a lower initial franchise fee and royalty rate than the Number 6 License Agreement. All outstanding Number 5.1 Options have terms ending on December 31, 1999, with the right to renew for one additional year upon the payment of $1,000 by December 31, 1999. Unlike the area development agreements described above, the options do not cover any specific location. The Company currently is not offering additional option agreements to its franchisees and, as the options expire or the franchisees exercise them, the number of outstanding options will decrease over time. As of August 31, 1999, the Company had 74 Number 5.1 Options outstanding.

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

    The Company also has entered into agreements with Federated Capital Corporation Company ("FCC"), Bank of America, N.A. ("Bank of America"), and STI Credit Corporation ("Sun Trust"), pursuant to which each of those lenders may provide financing for the Company's franchisees to implement the retrofit of their existing restaurants. Under the terms of those agreements, the Company has given FCC a limited guaranty of up to $750,000 and Bank of America and Sun Trust limited guaranties of up to $250,000 with regard to all loans made pursuant to the terms of each agreement with the lenders.

    Franchisee Training.  Each franchisee must have at least one individual working full time at the Sonic drive-in restaurant who has completed the Sonic Management Development Program before opening or operating the Sonic drive-in restaurant. The program consists of 12 weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, quick service, cleanliness of restaurants, management techniques and consistency of service.

    Franchisee Support.  In addition to training, advertising and food purchasing cooperatives, and marketing programs, the Company provides various other services to its franchisees. Those services include (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (3) financing through third party sources to qualified franchisees for purchasing restaurant equipment; and (4) one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio. The Company's field services organization consists of 17 field service representatives, 12 field marketing representatives, five real estate directors and managers, and 10 other field representatives, all with responsibility for defined geographic areas. The field service representatives provide operational services and support for the Company's franchisees, while the field marketing representatives assist the franchisees with point-of-sale and local marketing programs. The real estate directors and managers assist the franchisees with the identification of trade areas for new restaurants, the franchisees' selection of sites for their restaurants, and the approval of those sites by the Company. The other field representatives provide a variety of other services to franchisees.

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

    Reporting.  The Company collects weekly and monthly sales and other operating information from its franchisees. The Company has agreements with 106 or 6% of its franchisees permitting the Company to debit electronically the franchisees' bank accounts for the payment of royalties and advertising fund contributions. That system significantly reduces the resources needed to process receivables, improves cash flow, and reduces past-due accounts receivable.

    Franchised Restaurant Data.  The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company's last five fiscal years.

	1999	1998	1997	1996	1995
Average Sales Per Franchised Restaurant (in thousands)	$842	$775	$720	$657	$620
Number of Restaurants:
Total Open at Beginning of Year	1,555	1,424	1,336	1,286	1,227
New Restaurants	139	120	92	81	80
Sold to the Company	(4)	—	—	(28)	(6)
Purchased from the Company	36	14	5	4	1
Closed and Terminated,
Net of Re-openings	(11)	(3)	(9)	(7)	(16)

Total Open at Year End	1,715	1,555	1,424	1,336	1,286

Equipment Sales

    In fiscal 1996, the Company sold its restaurant equipment division and discontinued that operation. As a result, the Company had no revenues from equipment sales during fiscal years 1999, 1998 and 1997, compared to approximately $3.7 million during fiscal 1996 (an amount equal to 2.5% of the Company's total consolidated revenues).

Competition

    The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of the Company's primary marketable points of difference with the competition. Several major chains, many of which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company's sales, earnings, and growth. In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

Employees

    As of August 31, 1999, the Company had 227 full-time employees. No collective bargaining agreement covers any of its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed approximately 1,200 full-time and 4,800 part-time employees as of August 31, 1999, none of whom constitute employees of the Company. The Company believes that it has good labor relations with its employees.

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

Item 2. Properties

    Of the 296 Company-owned restaurants operating as of August 31, 1999, the Company operated 106 of them on property leased from third parties and 190 of them on property owned by the Company. The leases expire on dates ranging from 1999 to 2019, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require the Company to maintain the property and pay the cost of insurance and taxes.

    The Company has its principal office located in approximately 64,000 square feet of leased office space in Oklahoma City, Oklahoma, at an effective annual rental rate of $9.15 per square foot and approximately 500 square feet at an effective annual rental rate of $10.50 per square feet. The lease for that property expires in November of 2002. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma, at an annual rental rate of $3.75 per square foot. The lease for the warehouse space expires in December of 2001. The Company believes that its leased office and warehouse space provides an adequate amount of space and will meet the Company's needs for the foreseeable future.

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

Item 4A. Executive Officers of the Company

Identification of Executive Officers

    The following table identifies the executive officers of the Company.

Name	Age	Position	Officer Since
J. Clifford Hudson	45	President, Chief Executive Officer and Director	June of 1985
Kenneth L. Keymer	51	Executive Vice President, Chief Operating Officer and Director	August of 1996
Pattye L. Moore	41	Senior Vice President of Marketing and Brand Development	June of 1992
Ronald L. Matlock	48	Vice President, General Counsel and Secretary	April of 1996
W. Scott McLain	37	Vice President of Finance and Chief Financial Officer	April of 1996
Donald E. Foringer	47	Vice President of Information Technology	August of 1997
G. Michael Gent	51	Vice President of Corporate Development of Sonic Restaurants, Inc.	November of 1997
Mitchell W. Gregory	35	Vice President of Brand Development of Sonic Industries Inc.	August of 1999
Terry D. Harryman	34	Controller	January of 1999
Jill M. Hudson	36	Vice President of Human Resources and Corporate Administration	November of 1998
Stanley S. Jeska	59	Vice President of Franchise Development of Sonic Industries Inc.	September of 1993
Keith O. Jossell	34	Treasurer	August of 1999
Norman R. Kaufman	48	Vice President of Operations Services of Sonic Restaurants, Inc.	September of 1998
Kris J. Miotke	40	Vice President of Advertising and Sales of Sonic Industries Inc.	February of 1998
Michael A. Perry	41	Vice President of Franchise Services of Sonic Industries Inc.	March of 1998
Andrew G. Ritger, Jr.	42	Vice President of Purchasing of Sonic Industries Inc.	January of 1996
Nancy L. Robertson	43	Vice President of Corporate Communications	April of 1999
Stephen C. Vaughan	33	Vice President of Planning and Analysis	January of 1996
David A. Vernon	41	Vice President of Franchise Sales of Sonic Industries Inc.	September of 1998
Frank B. Young, Jr.	48	Vice President of Operations of Sonic Restaurants, Inc.	October of 1994

Business Experience

    The following sets forth the business experience of the executive officers of the Company for at least the past five years.

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

    Kenneth L. Keymer has served as the Executive Vice President and Chief Operating Officer of the Company since January of 1998, and has served as a director of the Company since January of 1999. He has served as the President and a director of Sonic Industries Inc., the Company's franchise operations subsidiary, since August of 1996. From June of 1994 to August of 1996, Mr. Keymer served as Executive Vice President of Operations for the Memphis, Tennessee region of Perkins Family Restaurants, a subsidiary of Tennessee Restaurant Corporation of Itasca, Illinois. From March of 1993 to June of 1994, Mr. Keymer served as Senior Vice President of Operations for the then Chicago-based Boston Chicken, Inc.

    Pattye L. Moore has served as Senior Vice President of Marketing and Brand Development of the Company since August of 1996. From August of 1995 until August of 1996, Ms. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June of 1992 to August of 1995.

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

    W. Scott McLain has served as Vice President of Finance and Chief Financial Officer of the Company since August of 1997. From August of 1997 until August of 1999 he also served as Treasurer of the Company. From April of 1996 to August of 1997, he served as Vice President of Finance and Treasurer of the Company. From August of 1993 until joining the Company, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas.

    Donald E. Foringer has served as Vice President of Information Technology since August of 1997. From January of 1993 to August of 1997, Mr. Foringer served as the Director of Information Services for Del Taco, Inc. of Laguna Hills, California.

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

    Mitchell W. Gregory has served as Vice President of Brand Development for Sonic Industries Inc. since August of 1999. Mr. Gregory served as an Area Vice President of Brand Development for Sonic Industries Inc. from September of 1998 until August of 1999. From June of 1995 until September of 1998, Mr. Gregory was Director of Market Research and was also Director of Field Marketing from September of 1997 until September of 1998 for Sonic Industries Inc. From June of 1994 until joining Sonic Industries Inc., Mr. Gregory was a Market Development Representative for Pepsico, Inc. in Oklahoma City, Oklahoma.

    Terry D. Harryman has served as Controller of the Company since January of 1999. From October of 1996 until January of 1999, Mr. Harryman served as Director of Tax of the Company. From January of 1998 until January of 1999, Mr. Harryman also served as Assistant Treasurer of the Company. Mr. Harryman has served as Assistant Treasurer of Sonic Industries Inc. and Sonic Restaurants, Inc. since October of 1996. From May of 1988 until October of 1996, he was with Kerr-McGee Corporation, and served as Senior Research Tax Accountant just prior to joining Sonic.

    Jill M. Hudson has served as Vice President of Human Resources and Corporate Administration of the Company since November of 1998. From June of 1996 until joining the Company, Ms. Hudson served as a Regional Human Resources Manager of McDonald's Corporation. From June of 1993 until June of 1996, she served as a Regional Human Resources Supervisor of McDonald's.

    Stanley S. Jeska has served as Vice President of Franchise Development of Sonic Industries Inc. since July of 1996 and also served in that capacity from September of 1993 until August of 1994. Mr. Jeska served as Vice President of Corporate Development for Sonic Restaurants, Inc. from August of 1994 until July of 1996.

    Keith O. Jossell has served as Treasurer of the Company since August of 1999. From June of 1997 until August of 1999, Mr. Jossell served as Assistant Treasurer of the Company. From January of 1996 until May of 1997, Mr. Jossell was employed by the Company in the positions of Financial Analyst, Treasury Analyst, then Treasury Manager. From August of 1993 until October of 1995, Mr. Jossell was the Senior Treasury Analyst for Brinker International, in Dallas, Texas.

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

    Nancy L. Robertson has served as Vice President of Corporate Communications of the Company since April of 1999. Ms. Robertson served as Senior Director of Corporate Communications of the Company from September of 1997 until April of 1999. From September of 1994 until August of 1997, Ms. Robertson was Director of Corporate Communications of the Company. Ms. Robertson joined the Company as Manager of Corporate Communications in August of 1993.

    Stephen C. Vaughan has served as Vice President of Planning and Analysis of the Company since January of 1999 and as a Vice President of the Company since August of 1997. Mr. Vaughan was Controller of the Company from January of 1996 to January of 1999. Mr. Vaughan joined the Company in March of 1992 as an internal auditor and became Assistant Controller of the Company in March of 1993.

    David A.Vernon has served as Vice President of Franchise Sales for Sonic Industries Inc. since September of 1998. Mr. Vernon served as the Director of Franchise Sales for Sonic Industries from December of 1996 until August of 1998. From January of 1996 until December of 1996, Mr. Vernon was the Franchise Development Manager for Brinker International, Inc., Dallas, Texas. From February of 1990 until January of 1996, Mr. Vernon was the Director of Franchise Sales for Pizza Inn, Inc., Dallas, Texas.

    Frank B. Young, Jr. has served as Vice President of Operations of Sonic Restaurants, Inc. since October of 1994. From April of 1989 until joining the Company, Mr. Young served as the President and sole shareholder of Wendco, Inc. of Madison, Wisconsin, a business consulting firm.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Market Information

    The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq.

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 1997	$19.172	$14.672	November 30, 1998	$19.625	$12.000
February 28, 1998	$19.422	$17.328	February 28, 1999	$25.625	$20.000
May 31, 1998	$22.922	$19.328	May 31, 1999	$29.375	$23.750
August 31, 1998	$22.938	$16.938	August 31, 1999	$32.500	$27.500

Stockholders

    As of November 10, 1999, the Company had 343 record holders of its common stock. As of that date, the Company had approximately 2,600 stockholders, including beneficial owners holding shares in street or nominee names.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	1999	1998	1997	1996	1995
Income Statement Data:
Company-owned restaurant sales	$210,419	$182,011	$152,739	$120,700	$91,438
Franchised restaurants:
Franchise fees	3,468	2,564	1,702	1,453	1,409
Franchise royalties	40,859	32,391	26,764	23,315	20,392
Other	2,861	2,141	2,813	5,662	10,521

Total revenues	257,607	219,107	184,018	151,130	123,760

Cost of restaurant sales	155,521	135,806	112,588	92,663	72,275
Selling, general and administrative	25,543	22,250	19,318	14,498	13,260
Depreciation and amortization	18,464	14,790	12,320	8,896	5,910
Minority interest in earnings of restaurants	8,623	7,904	7,558	4,806	3,259
Provision for impairment of long-lived assets	1,519	285	266	8,627	71
Special provision for litigation settlement	—	2,700	—	—	—
Other operating expenses	—	—	—	3,101	7,354

Total expenses	209,670	183,735	152,050	132,591	102,129

Income from operations	47,937	35,372	31,968	18,539	21,631
Net interest expense	4,278	2,750	1,558	476	1,414

Income before income taxes and cumulative effect of change in accounting	$43,659	$32,622	$30,410	$18,063	$20,217

Income before cumulative effect of change in accounting	$27,396	$20,470	$19,082	$11,244	$12,484
Cumulative effect of change in accounting, net of taxes and minority interest	—	681	—	—	—

Net income	$27,396	$19,789	$19,082	$11,244	$12,484

Income per share before cumulative effect of change in accounting (1):
Basic	$1.45	$1.07	$0.96	$0.57	$0.71
Diluted	$1.41	$1.03	$0.95	$0.56	$0.70
Balance Sheet Data:
Working capital (deficit)	$(7,743)	$(7,292)	$3,509	$3,491	$4,249
Property, equipment and capital leases, net	206,776	188,065	136,522	100,505	70,171
Total assets	256,677	233,180	184,841	147,444	105,331
Obligations under capital leases (including current portion)	8,048	8,379	9,183	9,808	6,274
Long-term debt (including current portion)	72,400	61,518	37,633	12,401	24,902
Stockholders' equity	149,755	132,011	118,174	109,683	63,357

(1)
Adjusted for a 3-for-2 stock split in 1998 and 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Results of Operations

    The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, the selling and leasing of signs and real estate, and from minority ownership positions in certain franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurants relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees are directly affected by the number of franchised restaurant openings.

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's statements of income. The table also sets forth certain restaurant data for the periods indicated.

Percentage Results of Operations and Restaurant Data
($ in thousands)

	Year ended August 31,
	1999	1998	1997
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	81.7%	83.0%	83.0%
Franchised restaurants:
Franchise fees	1.3	1.2	0.9
Franchise royalties	15.9	14.8	14.6
Other	1.1	1.0	1.5

	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants(1)	73.9%	74.6%	73.7%
Selling, general and administrative	9.9	10.2	10.5
Depreciation and amortization	7.2	6.8	6.7
Minority interest in earnings of restaurants(1)	4.1	4.3	4.9
Provision for impairment of long-lived assets	.6	0.1	0.1
Special provision for litigation settlement	—	1.2	—
Income from operations	18.6	16.1	17.4
Net interest expense	1.7	1.3	0.8
Income before cumulative effect of change in accounting	10.6	9.3	10.4
Net income	10.6%	9.0%	10.4%
RESTAURANT OPERATING DATA:
Company-owned restaurants:
Core markets	223	185	165
Developing markets	73	107	91

All markets(2)	296	292	256
Franchised restaurants(2)	1,715	1,555	1,424

Total	2,011	1,847	1,680

System-wide sales	$1,588,498	$1,333,877	$1,142,636
Percentage increase(3)	19.1%	16.7%	16.0%
Average sales per restaurant:
Company-owned	$702	$663	$649
Franchise	842	775	720
System-wide	823	758	707
Change in comparable restaurant sales(4):
Company-owned restaurants:
Core markets	6.3%	5.4%	8.7%
Developing markets	9.4	(2.5)	(2.1)
All markets	6.9	4.0	6.3
Franchise	8.3	6.9	8.5
System-wide	7.9	6.3	8.0

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

    Comparison of Fiscal 1999 to Fiscal 1998.  Total revenues increased 17.6% to $257.6 million during fiscal year 1999 from $219.1 million in fiscal year 1998. Company-owned restaurant sales increased 15.6% to $210.4 million in fiscal year 1999 from $182.0 million in fiscal year 1998. Of the $28.4 million increase in Company-owned restaurant sales, $18.3 million was due to the net addition of 40 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 6.9% by stores open throughout the full reporting periods of fiscal 1999 and 1998 accounted for $10.1 million of the increase. One hundred thirty-nine franchise drive-ins opened in fiscal 1999 compared to 120 in fiscal 1998, with the contribution of franchise fee revenues increasing 35.3%. In addition to the larger store count, this increase resulted from a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee. Franchise royalties increased 26.1% to $40.9 million in fiscal 1999, compared to $32.4 million in fiscal 1998. Of the $8.5 million increase, approximately $4.5 million resulted from the franchise same-store sales growth of 8.3% in fiscal 1999. Approximately $0.6 million was due to the conversion of certain stores to new license agreements which became effective on January 1, 1999. The balance of the increase was attributable to additional franchise restaurants in operation.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.9% in fiscal 1999, compared to 74.6% in fiscal 1998. Food and packaging costs decreased 100 basis points as a percentage of Company-owned restaurant sales, as a result of reduced discounting from standard menu pricing as well as overall lower unit costs, particularly lower ice cream mix costs. Payroll and other employee benefits, as a percentage of Company-owned restaurant sales, were down 40 basis points from fiscal 1998 due to lower pre-opening costs as a result of fewer company store openings and worker's compensation refunds received during the year. Margin improvements resulting from the leverage of operating at higher volumes were offset by an increase in the average wage rate resulting from unfavorable conditions in the labor market and an increase in the labor hours per store. The increase in labor hours resulted from the Company's continued efforts to provide superior customer service.

    The increase in other operating expenses resulted from higher marketing expenditures, increased landscaping and repair costs associated with the Sonic 2000 retrofit, and higher repair and maintenance costs resulting from the outsourcing of point-of-sale support which was handled internally during fiscal 1998. The increase in marketing expenditures reflects the Company's commitment to increased media efficiency through its system of advertising cooperatives. As a result of the increase in restaurant operating margins, minority interest in earnings of restaurants increased 9.1% to $8.6 million in fiscal year 1999, compared to $7.9 million in fiscal 1998. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurants.

    Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.9% in fiscal 1999, compared with 10.2% in fiscal 1998. Management expects selling, general and administrative expenses, as a percentage of revenues, to continue to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased 24.8% or $3.7 million in fiscal 1999 resulting primarily from new drive-in development and retrofits of existing restaurants. Management expects this trend to decrease reflecting the slower rate of growth in company stores as well as the impact of sold stores.

    During fiscal year 1999, four drive-ins became impaired under the guidelines of FAS 121—"Accounting for the Impairment of Long-Lived Assets." Two additional drive-ins were written down due to accessibility and expiring lease issues. As a result, a provision for impairment of long-lived assets of $1.5 million was recorded for the drive-ins' carrying cost in excess of the present value of estimated future cash flows.

    Income from operations increased 25.9% to $47.9 million in fiscal year 1999 from $38.1 million in fiscal year 1998 (excluding a $2.7 million special provision for litigation settlement recorded in fiscal 1998).

    Net interest expense in fiscal 1999 increased to $4.3 million from $2.7 million in fiscal 1998. This increase was the result of additional borrowings to fund share repurchases of $13.0 million and capital expenditures of $46.0 million. The Company expects interest expense to increase in the 8% to 10% range during fiscal year 2000 depending on the level of future share repurchases.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal 1999 and 1998. Net income increased 23.6% to $27.4 million in fiscal 1999 compared to $22.2 million in fiscal 1998, excluding the special provision for litigation settlement and before the cumulative effect of accounting change. Diluted earnings per share increased to $1.41 per share in fiscal 1999, compared to $1.12 per share before cumulative effect of accounting change and the special provision for litigation settlement in fiscal 1998, for an increase of 25.9%.

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

	Year ended
	August 31, 1998	August 31, 1997
Pro forma margin analysis:
Company-owned restaurants:
Food and packaging	27.6%	28.6%
Payroll and other employee benefits	28.7	28.3
Other operating expenses	18.3	17.6

	74.6%	74.5%

    The following discussion is based on the pro forma margin analysis. Management believes the decrease in food and packaging costs resulted from the negotiation of more favorable contracts with suppliers, a reduction in promotional discounting from standard menu prices and a continued shift in product mix toward higher margin items such as drinks and ice cream. The increase in payroll and other employee benefit costs resulted primarily from an increase in the hourly wage rate related to a minimum wage increase which was effective September 1, 1997 without a corresponding increase in pricing. The increase in other operating expenses resulted primarily from increased marketing expenditures, which reflects the Company's commitment to increased media penetration through its system of advertising cooperatives. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 4.3% in fiscal 1998 versus 4.9% in fiscal 1997. This decrease reflected the minority partners' share of depreciation expense associated with the roll-out of a point-of-sale system.

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

    The Company recorded a $2.7 million special provision for litigation settlement in the third fiscal quarter of 1998 as a result of the denial by the Supreme Court of the State of Texas of the Company's appeal of a decision by the Texas Court of Appeals in a real estate related lawsuit. See Note 16 of the Notes to Consolidated Financial Statements.

    Income from operations increased to $35.4 million from $32.0 million in fiscal 1997. Excluding the special provision for litigation settlement discussed above, income from operations increased 19.1% to $38.1 million.

    Net interest expense increased to $2.8 million in fiscal 1998 from $1.6 million in fiscal 1997. This increase was the result of additional borrowings to partially fund the Company's capital additions of $67.0 million and share repurchases of $10.0 million. The Company expects interest expense to continue to increase in fiscal 1999.

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

Liquidity and Sources of Capital

    During fiscal 1999, the Company opened 37 newly-constructed restaurants and sold a net of 32 restaurants to franchisees. The Company funded the total capital additions for fiscal 1999 of $46.0 million, which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company's line of credit. During fiscal 1999, the Company purchased the real estate for 35 of the 37 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. The Company's board of directors expanded the share repurchase program during fiscal 1999, increasing the funds authorized for the repurchase of the Company's common stock from $10 million to $32 million. The Company repurchased approximately 472 thousand shares of common stock at an aggregate cost of $13.0 million during the year. As of August 31, 1999, the Company's total cash balance of $1.6 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

    The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of August 31, 1999, the Company's outstanding borrowings under the line of credit were $22.0 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of August 31, 1999, was $37.7 million.

    The Company plans capital expenditures of $50 to $55 million in fiscal 2000, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. As of August 31, 1999, the Company had several restaurants under construction. The estimated cost to complete construction of these restaurants was $4.2 million. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

    Status.  The Company's internal information technology exposures are primarily related to financial and management information systems. As of August 31, 1999, the Company had completed the remediation of existing custom developed software and had completed the necessary replacement of certain package software with Year 2000 compliant versions. As of August 31, 1999, the Company had completed its testing and had implemented all necessary remediated applications.

    The Company's non-information technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. While the Company believes the primary functionality of its point-of-sale systems is not impacted by the Year 2000 issue, the assessment of these systems has indicated that an upgrade to a Windows NT operating system will be necessary to address certain ancillary reporting functions. As of November 15, 1999, the Company had substantially completed the upgrade to the Windows NT operating system in the Company-owned stores. The remainder of the point-of-sale systems in the Company-owned stores will be upgraded by November 30, 1999.

    Significant Third Parties.  The Company's significant third party business partners consist of suppliers, banks, and its franchisees. The Company does not have any significant system interfaces with third parties. An inventory of significant suppliers and distributors has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. Additionally, the Company has met with approximately 15 key suppliers and distributors to discuss their Year 2000 readiness. The Company's process of developing contingency plans with each of its key suppliers was completed September 30, 1999.

    Letters were sent to all relationship banks before January 1, 1999 requesting an update on their Year 2000 compliance status. Review and evaluation of responses is complete. Based on the banks' information provided to Sonic, management of Sonic believes all relationship banks have adequately addressed Year 2000 concerns.

    A Year 2000 information manual and certain other correspondence has been sent to all franchisees explaining the Year 2000 issue and associated business risks. The Company will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 through its regional meeting processes and continued correspondence.

    Costs.  The Company's Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding non-incremental internal personnel costs, is estimated at $500 thousand and is being funded by operating cash flows. As of August 31, 1999, the Company had incurred costs of approximately $413 thousand, of which $342 thousand has been expensed and $71 thousand has been capitalized.

    Risks and Contingency Plans.  Management of the Company believes it has an effective plan in place to address the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. The Company has made diligent efforts to assess the Year 2000 readiness of its significant business partners and has developed contingency plans for critical areas where it believes its exposure to Year 2000 risk is the greatest. However, despite the Company's efforts, it may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude its remediation efforts as planned. If the Company's efforts to mitigate Year 2000 exposures are not successful, in addition to the implications noted above, the Company may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition or cash flows in 1999 and beyond. Additionally, the inability of franchisees to remit royalty payments on a timely basis could have a material adverse effect on the Company. The amount of potential loss cannot be reasonably estimated at this time.

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

    The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of August 31, 1999 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 1999, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $1.5 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $22 million as of August 31, 1999. The Company has made certain loans to its store operating partners and franchisees totaling $7.6 million as of August 31, 1999. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of August 31, 1999, would be immaterial.

    The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, the Company has not committed to purchase any minimum quantities under these arrangements. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

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

PART III

    Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

    The following consolidated financial statements of the Company appear immediately following this Item 14:

Financial Statement Schedules

    The Company has included the following schedule immediately following this Item 14:

Page
Schedule II—Valuation and Qualifying Accounts	F-29

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

3.01.	Certificate of Incorporation of the Company, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 33-37158.
3.02.	Bylaws of the Company, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 33-37158.
3.03.	Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.
3.04.	Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.
4.01.	Specimen Certificate for Common Stock.
4.02.	Specimen Certificate for Rights, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.
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
10.05.
Form of Sonic Industries Inc. License Agreement (the Number 6A License Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company's Form 10-K for the fiscal year ended August 31, 1998.
10.06.
Form of Sonic Industries Inc. License Agreement (the Number 5.2 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.06 to the Company's Form 10-K for the fiscal year ended August 31, 1998.
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

10.10.	1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.11.	1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.12.	1991 Sonic Corp. Directors' Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended August 31, 1991.*
10.13.	Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.14.	Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.15.	Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.16.	Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*
10.17.	Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended August 31, 1996.*
10.18.	Form of Employment Agreement, which the Company hereby incorporates by reference from the Company's Form 10-K for the fiscal year ended August 31, 1997.
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
10.25.	Sixth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association).

10.26.	Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
10.27.	Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
10.28.	Form of 6.759% Senior Notes, Series B, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
21.01.	Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.01 to the Company's Form 10-K for the fiscal year ended August 31, 1996.
23.01.	Consent of Independent Auditors.
24.01.	Power of Attorney.
27.01.	Financial Data Schedule.

Reports on Form 8-K

    The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 1999.

Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

    We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the accompanying consolidated financial statements, in fiscal year 1998 Sonic Corp. changed its method of accounting for pre-opening and other start-up costs by adopting Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

                      ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 15, 1999

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	1999	1998
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$1,612	$2,602
Accounts and notes receivable, net	7,652	7,587
Refundable income taxes	—	2,413
Net investment in direct financing and sales-type leases	645	1,092
Inventories	1,460	1,363
Deferred income taxes	567	506
Prepaid expenses and other	640	976

Total current assets	12,576	16,539

Notes receivable, net	5,871	3,579
Net investment in direct financing and sales-type leases	5,795	3,494
Property, equipment and capital leases, net	206,776	188,065
Intangibles and other assets, net	25,659	21,503

Total assets	$256,677	$233,180

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	1999	1998
	(In Thousands)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,104	$10,740
Deposits from franchisees	813	883
Accrued liabilities	13,564	11,140
Obligations under capital leases due within one year	769	950
Long-term debt due within one year	69	118

Total current liabilities	20,319	23,831

Obligations under capital leases due after one year	7,279	7,429
Long-term debt due after one year	72,331	61,400
Other noncurrent liabilities	4,489	4,704
Deferred income taxes	2,504	3,805
Commitments and contingencies (Notes 4, 7, 8, 15, and 16)
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; shares issued 20,746,462 in 1999 and 20,554,213 in 1998	207	206
Paid-in capital	67,212	63,866
Retained earnings	116,851	89,455

	184,270	153,527
Treasury stock, at cost; 2,164,376 shares in 1999 and 1,692,370 shares in 1998	(34,515)	(21,516)

Total stockholders' equity	149,755	132,011

Total liabilities and stockholders' equity	$256,677	$233,180

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	1999	1998	1997
	(In Thousands, Except Per Share Data)
Revenues:
Company-owned restaurant sales	$210,419	$182,011	$152,739
Franchised restaurants:
Franchise fees	3,468	2,564	1,702
Franchise royalties	40,859	32,391	26,764
Other	2,861	2,141	2,813

	257,607	219,107	184,018
Costs and expenses:
Company-owned restaurants:
Food and packaging	56,048	50,179	43,661
Payroll and other employee benefits	59,490	52,310	42,508
Other operating expenses	39,983	33,317	26,419

	155,521	135,806	112,588
Selling, general and administrative	25,543	22,250	19,318
Depreciation and amortization	18,464	14,790	12,320
Minority interest in earnings of restaurants	8,623	7,904	7,558
Provision for impairment of long-lived assets	1,519	285	266
Special provision for litigation settlement	—	2,700	—

	209,670	183,735	152,050

Income from operations	47,937	35,372	31,968
Interest expense	5,047	3,446	2,154
Interest income	(769)	(696)	(596)

Net interest expense	4,278	2,750	1,558

Income before income taxes and cumulative effect of change in accounting	43,659	32,622	30,410
Provision for income taxes	16,263	12,152	11,328

Income before cumulative effect of change in accounting	27,396	20,470	19,082
Cumulative effect of change in accounting, net of income taxes of $404,000 (Note 1)	—	681	—

Net income	$27,396	$19,789	$19,082

Basic income per share:
Income before cumulative effect of change in accounting	$1.45	$1.07	$.96
Cumulative effect of change in accounting	—	(.04)	—

Net income per share—basic	$1.45	$1.03	$.96

Diluted income per share:
Income before cumulative effect of change in accounting	$1.41	$1.03	$.95
Cumulative effect of change in accounting	—	(.03)	—

Net income per share—diluted	$1.41	$1.00	$.95

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders' Equity

	Common Stock				Treasury Stock
			Paid-in Capital	Retained Earnings
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance at August 31, 1996	13,475	$135	$59,107	$50,584	8	$(143)
Exercise of common stock options	57	—	784	—	—	—
Purchase of treasury stock	—	—	—	—	799	(11,375)
Net income	—	—	—	19,082	—	—

Balance at August 31, 1997	13,532	135	59,891	69,666	807	(11,518)
Exercise of common stock options	187	2	2,690	—	—	—
Tax benefit related to employee stock options	—	—	1,356	—	—	—
Purchase of treasury stock	—	—	—	—	414	(9,998)
Three-for-two stock split, including $2,000 paid in cash for fractional shares	6,835	69	(71)	—	471	—
Net income	—	—	—	19,789	—	—

Balance at August 31, 1998	20,554	206	63,866	89,455	1,692	(21,516)
Exercise of common stock options	192	1	2,367	—	—	—
Tax benefit related to employee stock options	—	—	979	—	—	—
Purchase of treasury stock	—	—	—	—	472	(12,999)
Net income	—	—	—	27,396	—	—

Balance at August 31, 1999	20,746	$207	$67,212	$116,851	2,164	$(34,515)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	1999	1998	1997
	(In Thousands)
Cash flows from operating activities
Net income	$27,396	$19,789	$19,082
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting	—	681	—
Depreciation	16,673	13,218	10,099
Amortization	1,791	1,572	2,221
(Gains) losses on dispositions of assets	885	(282)	(1,491)
Amortization of franchise and development fees	(3,468)	(2,564)	(1,702)
Franchise and development fees collected	3,548	2,771	1,768
Provision (benefit) for deferred income taxes, net of $404,000 credit in 1998	(1,362)	2,643	2,950
Provision for impairment of long-lived assets	1,519	285	266
Other	63	60	24
(Increase) decrease in operating assets:
Accounts and notes receivable	726	(632)	(5)
Refundable income taxes	2,413	76	(2,489)
Inventories and prepaid expenses and other	(457)	(309)	62
Increase (decrease) in operating liabilities:
Accounts payable	(5,636)	6,105	1,709
Accrued and other liabilities	3,266	3,633	1,649

Total adjustments	19,961	27,257	15,061

Net cash provided by operating activities	47,357	47,046	34,143
Cash flows from investing activities
Purchases of property and equipment	(45,711)	(66,982)	(48,048)
Investments in direct financing leases	(3,937)	(1,624)	(935)
Collections on direct financing leases	2,423	1,244	922
Proceeds from dispositions of assets	5,630	1,745	3,025
Increase in intangibles and other assets	(6,014)	(1,697)	(3,455)

Net cash used in investing activities	(47,609)	(67,314)	(48,491)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	1999	1998	1997
	(In Thousands)
Cash flows from financing activities
Proceeds from long-term borrowings	$105,750	$105,500	$59,750
Payments on long-term debt	(94,868)	(81,615)	(34,542)
Purchases of treasury stock	(12,999)	(9,998)	(11,375)
Payments on capital lease obligations	(989)	(1,041)	(641)
Exercises of stock options	2,368	2,692	784
Other	—	(2)	—

Net cash provided by (used in) financing activities	(738)	15,536	13,976

Net decrease in cash and cash equivalents	(990)	(4,732)	(372)
Cash and cash equivalents at beginning of the year	2,602	7,334	7,706

Cash and cash equivalents at end of the year	$1,612	$2,602	$7,334

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$4,814	$2,271	$2,067
Income taxes (net of refunds)	12,876	8,030	11,942
Additions to capital lease obligations	879	249	569
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	3,685	1,330	—
Tax benefit related to employee stock options	979	1,356	—

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 1999, 1998 and 1997

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Intangibles and Other Assets

    Trademarks, trade names and goodwill are amortized on the straight-line method over periods not exceeding forty years. Franchise agreements, other intangibles and deferred costs included in other assets are amortized on the straight-line method over the expected period of benefit, not exceeding fifteen years.

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

Advertising Costs

    Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $11,146, $9,340, and $6,983, for fiscal years 1999, 1998 and 1997, respectively.

Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

2. Net Income Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Year ended August 31,
	1999	1998	1997
Numerator:
Net income	$27,396	$19,789	$19,082
Denominator:
Weighted average shares outstanding—basic	18,848,378	19,107,369	19,851,970
Effect of dilutive employee stock options	618,431	631,048	304,083

Weighted average shares—diluted	19,466,809	19,738,417	20,156,053

Net income per share—basic	$1.45	$1.03	$.96

Net income per share—diluted	$1.41	$1.00	$.95

Anti-dilutive employee stock options excluded	124,909	86,828	310,913

3. Impairment of Long-Lived Assets

    As of August 31, 1999 and 1998, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $5,561 and $5,936, respectively. During fiscal year 1999, the Company performed quarterly analyses of these and other restaurants which had incurred operating losses. As a result of these analyses, the Company determined that certain restaurants with then-existing carrying amounts of $1,698 were impaired and wrote them down by $1,519 to their fair values. Management's estimate of undiscounted future cash flows indicates that the carrying amounts as of August 31, 1999 are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value. Certain restaurants held for disposal with carrying amounts of $611 and $857 were disposed of in fiscal years 1999 and 1998, respectively, with net proceeds to the Company of $362 and $870, respectively. The Company plans to dispose of remaining restaurants held for disposal during fiscal year 2000 and has estimated the sales value, net of related costs to sell, at approximately $475.

4. Restaurant Transactions With Related Party

    In March 1994, the Company entered into an agreement with a director and former officer of the Company in connection with his leaving the Company and returning to his career as a Sonic franchisee. As part of the agreement, the Company agreed to assist the director with obtaining development financing for up to six Sonic restaurants. Since March 1994, the Company has entered into certain agreements with the director and the director's lender which provide that in the event of a default by the director under the terms of the director's restaurant development loans (aggregating $1,710 as of August 31, 1999 and $3,197 as of August 31, 1998), the Company is required to purchase the collateral (shares of the Company's common stock and real estate related to Sonic restaurants) securing the director's loans at fair market value as specified in the repurchase agreements. At August 31, 1999, the Company's repurchase obligations under these agreements expire $609 in 2002 and $1,101 in 2004.

5. Accounts and Notes Receivable

    Accounts and notes receivable consist of the following at August 31, 1999 and 1998:

	1999	1998
Trade receivables	$3,759	$2,917
Notes receivable—current	1,573	2,523
Other	2,409	2,370

	7,741	7,810
Less allowance for doubtful accounts and notes receivable	89	223

	$7,652	$7,587

Notes receivable—noncurrent	$6,062	$3,701
Less allowance for doubtful notes receivable	191	122

	$5,871	$3,579

    As of August 31, 1999, notes receivable from one franchisee totaled $4,262.

6. Intangibles and Other Assets

    Intangibles and other assets consist of the following at August 31, 1999 and 1998:

	1999	1998
Trademarks, trade names, and goodwill	$28,373	$21,985
Franchise agreements	1,870	1,870
Other intangibles and other assets	4,239	5,545

	34,482	29,400
Less accumulated amortization	8,823	7,897

	$25,659	$21,503

    The net increase of $6,388 in goodwill during fiscal year 1999 resulted from purchases of interests in Company-owned restaurants.

7. Leases

Description of Leasing Arrangements

    The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land portions of these leases are classified as operating leases and expire over the next twenty years. The buildings and equipment portions of these leases are classified principally as direct financing or sales-type leases and expire principally over the next ten years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

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

Direct Financing and Sales-type Leases

    Components of net investment in direct financing and sales-type leases are as follows at August 31, 1999 and 1998:

	1999	1998
Minimum lease payments receivable	$10,800	$6,425
Less unearned income	4,360	1,839

Net investment in direct financing and sales-type leases	6,440	4,586
Less amount due within one year	645	1,092

Amount due after one year	$5,795	$3,494

    Minimum lease payments receivable for each of the five years after August 31, 1999 are $1,451 in 2000, $1,390 in 2001, $1,309 in 2002, $1,213 in 2003, $1,079 in 2004 and $4,358 thereafter. Initial direct costs incurred in the negotiation and consummation of direct financing and sales-type lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

    Other revenues include $371, $140, and $143 for fiscal years 1999, 1998, and 1997, respectively, related to income from sign lease transactions that have been accounted for as sales-type leases.

Capital Leases

    Components of obligations under capital leases are as follows at August 31, 1999 and 1998:

	1999	1998
Total minimum lease payments	$13,020	$13,434
Less amount representing interest	4,972	5,055

Present value of net minimum lease payments	8,048	8,379
Less amount due within one year	769	950

Amount due after one year	$7,279	$7,429

    Maturities of these obligations under capital leases, including interest averaging 12% in fiscal years 1999 and 1998, and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Operating	Capital
Year ending August 31:
2000	$2,679	$1,583
2001	2,649	1,439
2002	2,552	1,361
2003	1,949	1,301
2004	1,866	1,192
Thereafter	11,203	6,144

	22,898	13,020
Less amount representing interest	—	4,972

	$22,898	$8,048

    Total minimum lease payments do not include contingent rentals on capital leases which have not been material.

    Total rent expense for all operating leases consists of the following:

	Year ended August 31,
	1999	1998	1997
Minimum rentals	$3,573	$3,323	$3,035
Contingent rentals	134	159	93
Less: Sublease rentals	(176)	(134)	(103)

	$3,531	$3,348	$3,025

8.  Property, Equipment and Capital Leases

    Property, equipment and capital leases consist of the following at August 31, 1999 and 1998:

	1999	1998
Home office:
Land and leasehold improvements	$1,482	$1,355
Computer and other equipment	20,420	19,156
Restaurants, including those leased to others:
Land	57,066	49,149
Buildings (including property held for disposition)	100,357	85,928
Equipment	67,084	60,812

Property and equipment, at cost	246,409	216,400
Less accumulated depreciation	45,838	34,496

Property and equipment, net	200,571	181,904

Leased restaurant buildings and equipment under capital leases, including those held for sublease	10,222	10,035
Less accumulated amortization	4,017	3,874

Capital leases, net	6,205	6,161

Property, equipment and capital leases, net	$206,776	$188,065

    Property and equipment include land, buildings and equipment with a carrying amount of $27,731 at August 31, 1999 which were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $2,327 at August 31, 1999.

    Property, equipment and capital leases also include assets held for disposal or sublease with aggregate net carrying amounts, exclusive of certain carrying costs reflected in liabilities, of $475 at August 31, 1999 and $265 at August 31, 1998.

    As of August 31, 1999, the Company had restaurants under construction with costs to complete which aggregated $4,200.

9.  Accrued Liabilities

    Accrued liabilities consist of the following at August 31, 1999 and 1998:

	1999	1998
Wages and other employee benefits	$2,881	$2,009
Income taxes payable	2,558	1,201
Taxes, other than income taxes	4,332	4,002
Accrued carrying costs for restaurant closings and disposals	398	291
Accrued interest	1,476	1,243
Annual convention deposits	124	933
Other	1,795	1,461

	$13,564	$11,140

10.  Long-Term Debt

    Long-term debt consists of the following at August 31, 1999 and 1998:

	1999	1998
Senior unsecured notes (A)	$50,000	$50,000
Borrowings under line of credit (B)	22,000	11,000
Other	400	518

	72,400	61,518
Less long-term debt due within one year	69	118

Long-term debt due after one year	$72,331	$61,400

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

(B)
The Company has an agreement (as amended) with a group of banks which provides for a $60,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2001. The agreement allows for annual renewal options, subject to approval by the banks. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 1999, the Company's effective borrowing rate was 6.3%. As of August 31, 1999 there were $300 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

    Maturities of long-term debt for each of the five years after August 31, 1999 are $69 in 2000, $22,021 in 2001, $23 in 2002, $20,025 in 2003, $27 in 2004 and $30,235 thereafter.

11.  Other Noncurrent Liabilities

    Other noncurrent liabilities consist of the following at August 31, 1999 and 1998:

	1999	1998
Deferred area development fees	$749	$599
Minority interest in consolidated restaurants	3,093	2,841
Accrued carrying costs for restaurant closings and disposals	349	971
Other	298	293

	$4,489	$4,704

12.  Income Taxes

    The components of the provision for income taxes related to income before cumulative effect of change in accounting principle consists of the following:

	Year ended August 31,
	1999	1998	1997
Current:
Federal	$16,448	$9,010	$8,070
State	1,177	95	308

	17,625	9,105	8,378
Deferred:
Federal	(1,184)	2,614	2,847
State	(178)	433	103

	(1,362)	3,047	2,950

Provision for income taxes	$16,263	$12,152	$11,328

    The provision for income taxes on income before cumulative effect of change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year ended August 31,
	1999	1998	1997
Amount computed by applying a tax rate of 35%	$15,281	$11,418	$10,643
State income taxes (net of federal income tax benefit)	650	343	267
Permanent differences in expenses for financial and income tax reporting purposes	156	(69)	(69)
Other	176	460	487

Provision for income taxes	$16,263	$12,152	$11,328

    Deferred tax assets and liabilities consist of the following at August 31, 1999 and 1998:

	1999	1998
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$107	$132
Property, equipment and capital leases	412	—
Accrued litigation costs	315	332
Other	81	113

	915	577
Valuation allowance	—	—

Deferred tax assets	915	577

Less deferred tax liabilities:
Net investment in direct financing and sales-type leases, including differences related to capitalization and amortization	915	1,528
Investment in partnerships, including differences in capitalization and depreciation related to direct financing and sales-type leases and different year ends for financial and tax reporting purposes	1,779	1,563
Property, equipment and capital leases	—	360
Intangibles and other assets	135	422
Other	23	3

Deferred tax liabilities	2,852	3,876

Net deferred tax liabilities	$(1,937)	$(3,299)

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

    Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1999, 1998, and 1997, respectively: risk-free interest rates of 5.2%, 5.7%, and 6.3%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 42.1%, 40.0%, and 39.9%; and a weighted average expected life of the options of five years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended August 31 follows:

	1999	1998	1997

Pro forma net income	$25,370	$18,394	$18,026
Pro forma net income per share-diluted	$1.30	$.93	$.89

    Because Statement 123 is applicable only to options granted subsequent to fiscal year 1995, its pro forma effect was not fully reflected until fiscal year 1998.

    A summary of the Company's stock option activity (adjusted for the stock split), and related information for the years ended August 31 follows:

	1999		1998		1997
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding—beginning of year	1,764,727	$13.37	1,795,287	$11.40	1,522,375	$11.13
Granted	361,811	27.31	388,332	20.26	531,272	11.90
Exercised	(192,249)	12.32	(256,910)	10.48	(84,776)	9.24
Forfeited	(79,861)	16.69	(161,982)	12.69	(173,584)	11.64

Outstanding—end of year	1,854,428	$16.05	1,764,727	$13.37	1,795,287	$11.40

Exercisable at end of year	1,146,423	$12.13	970,851	$11.13	883,877	$10.50

Weighted average fair value of options granted during the year	$12.12		$8.87		$5.31

    A summary of the Company's options as of August 31, 1999 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 6.67 to $10.08	414,747	4.7	$9.05	372,273	$8.93
$10.55 to $12.45	390,497	6.2	11.78	337,663	11.74
$12.83 to $17.69	413,937	7.0	14.21	349,079	13.77
$17.75 to $24.69	388,849	8.8	21.49	87,408	20.75
$29.00 to $30.56	246,398	9.7	29.12	—	—

$6.67 to $30.56	1,854,428	7.1	$16.05	1,146,423	$12.13

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

    The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. At August 31, 1999, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

Stock Incentive Plan

    Under the Sonic Corp. 1995 Stock Incentive Plan (the "Stock Incentive Plan"), the Company may issue up to 180,000 shares of common stock to certain key employees. Participants in the Stock Incentive Plan receive awards of shares of restricted common stock (the "Restricted Stock"), subject to vesting only if the Company meets certain annual performance criteria. If the Company meets the performance criteria, the portion of the award tied to the criteria will vest. Until the Restricted Stock vests, an escrow agent holds the Restricted Stock. If the Company does not meet the performance criteria, the portion of the award tied to that criteria will not vest and the related shares are available for future awards. Upon vesting, the participant will have the right to receive certificates representing the shares of vested Restricted Stock.

    During fiscal year 1996, the Company awarded 130,500 shares of Restricted Stock which vest over a three-year period if specified performance goals are met (no shares were awarded in fiscal years 1999, 1998, and 1997). The Company did not meet the specified performance criteria in fiscal years 1999, 1998, and 1997 which resulted in 13,500 shares, 28,500 shares, and 36,000 shares, respectively, not vesting. In addition, 7,500 shares and 15,000 shares were forfeited in fiscal years 1998 and 1997, respectively, due to termination of employment. All of the awards of shares granted in 1996 pursuant to the Stock Incentive Plan have expired without vesting.

14.  Employee Benefit Plans

Savings and Profit Sharing Plan

    The Company has a Savings and Profit Sharing Plan (the "Plan"), as amended, for eligible employees. Employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, participating employees may authorize payroll deductions up to 11% of their earnings. The Company may elect to contribute a percentage of participants' contributions to the Plan. Additional amounts may be contributed at the option of the Company's board of directors. Company contributions are subject to vesting at the rate of 20% each year upon completion of two years of service, with 100% vesting after six years. Matching contributions of $166, $184, and $142 were made by the Company during fiscal years 1999, 1998 and 1997, respectively. For fiscal year 1999, a discretionary contribution of $200 was recognized as expense ($100 and $75 for fiscal years 1998 and 1997, respectively).

Net Revenue Incentive Plan

    The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee's salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $1,398, $1,137, and $804 during fiscal years 1999, 1998 and 1997, respectively.

15.  Employment Agreements

    The Company has employment contracts with its President and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $4,095 at August 31, 1999 due to loss of employment in the event of a change in control (as defined in the contracts).

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

    The Company has contingent liabilities for taxes, lawsuits and various other matters occurring in the ordinary course of business. Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations. However, it is reasonably possible that the Company's assessment of these contingencies may change in the near future resulting in the need to provide for losses.

    The Company has entered into agreements with several lenders pursuant to which such lenders may make loans to qualified franchisees. Under the terms of these agreements, the Company provides certain guarantees of a portion of the outstanding balances of the loans to franchisees. At August 31, 1999, these guarantees totaled $3,461, none of which were in default.

17.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	1999	1998	1999	1998	1999	1998	1999	1998	1999	1998
Income statement data:
Company-owned restaurant sales	$48,713	$41,235	$44,219	$37,198	$57,844	$49,927	$59,643	$53,651	$210,419	$182,011
Franchised restaurants fees and royalties	10,232	8,342	9,319	7,005	10,991	8,691	13,785	10,917	44,327	34,955
Other	677	295	669	623	937	600	578	623	2,861	2,141

Total revenues	59,622	49,872	54,207	44,826	69,772	59,218	74,006	65,191	257,607	219,107

Company-owned restaurants operating expenses	37,695	31,109	34,037	28,269	40,991	36,073	42,798	40,355	155,521	135,806

Selling, general and administrative	5,444	5,048	5,940	5,274	6,850	5,977	7,309	5,951	25,543	22,250
Depreciation and amortization	4,416	3,463	4,638	3,566	4,719	3,739	4,691	4,022	18,464	14,790
Minority interest in earnings of restaurants	1,579	1,583	1,216	1,392	2,900	2,730	2,928	2,199	8,623	7,904
Provision for impairment of long-lived assets	16	15	403	14	604	166	496	90	1,519	285
Special provision for litigation	—	—	—	—	—	2,700	—	—	—	2,700

Total expenses	49,150	41,218	46,234	38,515	56,064	51,385	58,222	52,617	209,670	183,735

Income from operations	10,472	8,654	7,973	6,311	13,708	7,833	15,784	12,574	47,937	35,372

Interest expense, net	1,022	619	1,123	631	1,099	665	1,034	835	4,278	2,750

Income before income taxes and cumulative effect	9,450	8,035	6,850	5,680	12,609	7,168	14,750	11,739	43,659	32,622
Provision for income taxes	3,520	2,992	2,552	2,116	4,697	2,670	5,494	4,374	16,263	12,152

Income before cumulative effect	5,930	5,043	4,298	3,564	7,912	4,498	9,256	7,365	27,396	20,470

Cumulative effect of change in accounting	—	681	—	—	—	—	—	—	—	681

Net income	$5,930	$4,362	$4,298	$3,564	$7,912	$4,498	$9,256	$7,365	$27,396	$19,789

Income before cumulative effect per share:
Basic	$.31	$.26	$.23	$.19	$.42	$.23	$.50	$.39	$1.45	$1.07
Diluted	$.31	$.25	$.22	$.18	$.40	$.23	$.48	$.38	$1.41	$1.03
Net income per share:
Basic	$.31	$.23	$.23	$.19	$.42	$.23	$.50	$.39	$1.45	$1.03
Diluted	$.31	$.22	$.22	$.18	$.40	$.23	$.48	$.38	$1.41	$1.00
Weighted average shares outstanding:
Basic	18,880	19,113	18,944	19,179	18,908	19,231	18,661	18,907	18,848	19,107
Diluted	19,290	19,701	19,560	19,824	19,597	19,913	19,421	19,517	19,467	19,738

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

    The following methods and assumptions were used by the Company in estimating its fair values of financial instruments:

    Cash and cash equivalents—Carrying value approximates fair value.

    Notes receivable—For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates which would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities.

    As of August 31, 1999 and 1998, carrying values approximate their estimated fair values.

    Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

    The carrying amounts and estimated fair values of the Company's fixed rate borrowings at August 31, 1999 were $51,399 and $49,941, respectively, and at August 31, 1998 were $51,203 and $52,442, respectively.

Sonic Corp.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 1999	$345	$111	$176	$—	$280
August 31, 1998	$273	$72	$—	$—	$345
August 31, 1997	$263	$125	$115	$—	$273
Accrued carrying costs for restaurant closings and disposals
Year ended:
August 31, 1999	$1,262	$1,023	$1,538	$—	$747
August 31, 1998	$1,126	$285	$149	$—	$1,262
August 31, 1997	$1,462	$71	$407	$—	$1,126

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 23rd day of November, 1999.

SONIC CORP.
By: /s/ J. CLIFFORD HUDSON
J. Clifford Hudson President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. CLIFFORD HUDSON J. Clifford Hudson, Principal Executive Officer	President, Chief Executive Officer and Director	November 23, 1999
/s/ W. SCOTT MCLAIN W. Scott McLain, Principal Financial Officer	Vice President and Chief Financial Officer	November 23, 1999
/s/ TERRY D. HARRYMAN Terry D. Harryman, Principal Accounting Officer	Controller	November 23, 1999
/s/ E. DEAN WERRIES E. Dean Werries	Chairman of the Board and Director	November 23, 1999
/s/ DENNIS H. CLARK Dennis H. Clark	Director	November 23, 1999
/s/ KENNETH L. KEYMER Kenneth L. Keymer	Executive Vice President, Chief Operating Officer and Director	November 23, 1999
/s/ LEONARD LIEBERMAN Leonard Lieberman	Director	November 23, 1999
/s/ H. E. RAINBOLT H.E. Rainbolt	Director	November 23, 1999
/s/ FRANK E. RICHARDSON Frank E. Richardson	Director	November 23, 1999
/s/ ROBERT M. ROSENBERG Robert M. Rosenberg	Director	November 23, 1999

EXHIBIT INDEX

Exhibit Number and Description
4.01.	Specimen Certificate for Common Stock.
10.25.	Sixth Amendment to the Loan Agreement with Chase Bank of Texas, N.A.
23.01.	Consent of Independent Auditors
24.01.	Power of Attorney
27.01.	Financial Data Schedule

QuickLinks

PART I
Item 1. Business

Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Company
PART II
Item 5. Market for the Company's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX