Form 10-Q
period 1999-11-30
SONIC CORP
filed 2000-01-14
CIK 868611

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-18859

         SONIC CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	73-1371046 (I.R.S. Employer Identification No.)
101 Park Avenue
Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73102 Zip Code

Registrant's telephone number, including area code: (405) 280-7654

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirement for the past 90 days.
Yes /x/  No / /

    As of November 30, 1999, the Registrant had 18,276,123 shares of common stock issued and outstanding (excluding 2,471,876 shares of common stock held as treasury stock).

SONIC CORP.
Index

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	November 30, 1999	August 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$2,647	$1,612
Accounts and notes receivable, net	7,453	7,652
Other current assets	3,638	3,312

Total current assets	13,738	12,576
Property, equipment and capital leases	263,752	256,631
Less accumulated depreciation and amortization	(53,401)	(49,855)

Property, equipment and capital leases, net	210,351	206,776

Trademarks, tradenames and goodwill	28,298	28,373
Other intangibles and other assets	17,939	17,775
Less accumulated amortization	(8,970)	(8,823)

Intangibles and other assets, net	37,267	37,325

Total assets	$261,356	$256,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,769	$5,104
Deposits from franchisees	844	813
Accrued liabilities	10,712	11,006
Income taxes payable	6,762	2,558
Obligations under capital leases and long-term debt due within one year	711	838

Total current liabilities	28,798	20,319
Obligations under capital leases due after one year	7,085	7,279
Long-term debt due after one year	69,326	72,331
Other noncurrent liabilities	7,397	6,993
Contingencies (Note 2)
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 20,747,999 shares issued (20,746,462 shares issued at August 31, 1999)	207	207
Paid-in capital	67,247	67,212
Retained earnings	124,352	116,851

	191,806	184,270
Treasury stock, at cost; 2,471,876 common shares (2,164,376 shares at August 31, 1999)	(43,056)	(34,515)

Total stockholders' equity	148,750	149,755

Total liabilities and stockholders' equity	$261,356	$256,677

See accompanying notes.

SONIC CORP.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited)
	Three months ended November 30,
	1999	1998
Revenues:
Company-owned restaurant sales	$52,898	$48,713
Franchised restaurants:
Franchise fees	732	781
Franchise royalties	11,478	9,451
Other	786	677

	65,894	59,622
Cost and expenses:
Company-owned restaurants:
Food and packaging	13,789	13,621
Payroll and other employee benefits	14,694	14,329
Other operating expenses	10,176	9,745

	38,659	37,695
Selling, general and administrative	6,442	5,444
Depreciation and amortization	4,876	4,416
Minority interest in earnings of restaurants	2,337	1,579
Provision for impairment of long-lived assets	492	16

	52,806	49,150

Income from operations	13,088	10,472
Interest expense	1,332	1,174
Interest income	(198)	(152)

Net interest expense	1,134	1,022

Income before income taxes	11,954	9,450
Provision for income taxes	4,453	3,520

Net income	$7,501	$5,930

Net income per share—basic	$0.41	$0.31

Net income per share—diluted	$0.39	$0.31

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three months ended November 30,
	1999	1998
Cash flows from operating activities:
Net income	$7,501	$5,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,876	4,416
Other	889	(321)
(Increase) decrease in operating assets	(1)	1,518
Increase (decrease) in operating liabilities	8,117	(3,307)

Total adjustments	13,881	2,306

Net cash provided by operating activities	21,382	8,236

Cash flows from investing activities:
Purchases of property and equipment	(8,077)	(12,491)
Other	(542)	738

Net cash used in investing activities	(8,619)	(11,753)

Cash flows from financing activities:
Payments on long-term obligations	(29,279)	(14,029)
Proceeds from long-term obligations	26,250	19,000
Purchases of treasury stock	(8,541)	—
Other	(158)	849

Net cash provided by (used in) financing activities	(11,728)	5,820

Net increase in cash and cash equivalents	1,035	2,303
Cash and cash equivalents at beginning of period	1,612	2,602

Cash and cash equivalents at end of period	$2,647	$4,905

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$2,134	$1,771

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

    The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the year ended August 31, 1999. The results of operations for the three months ended November 30, 1999, are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

Note 2

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

Note 3

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	1999	1998
(In thousands, except per share data)
Numerator:
Net income	$7,501	$5,930
Denominator:
Weighted average shares outstanding—basic	18,495	18,880
Effect of dilutive employee stock options	724	410

Weighted average shares—diluted	19,219	19,290

Net income per share—basic	$0.41	$0.31

Net income per share—diluted	$0.39	$0.31

Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

    We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of November 30, 1999, and the related consolidated statements of income for the three-month periods ended November 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three-month periods ended November 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sonic Corp. as of August 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      ERNST & YOUNG LLP

Oklahoma City, Oklahoma
December 30, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, weather patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended November 30,
	1999	1998

INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	80.3%	81.7%
Franchised restaurants:
Franchise royalties	17.4	15.9
Franchise fees	1.1	1.3
Other	1.2	1.1

	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1)
Food and packaging	26.1%	28.0%
Payroll and other employee benefits	27.8	29.4
Other operating expenses	19.2	20.0

	73.1%	77.4%
Selling, general and administrative	9.8	9.1
Depreciation and amortization	7.4	7.4
Minority interest in earnings of restaurants (1)	4.4	3.2
Income from operations	19.9	17.6
Net interest expense	1.7	1.7
Net income	11.4%	9.9%
RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants
Core markets	223	194
Developing markets	75	106

All markets	298	300
Franchise restaurants	1,744	1,595

System-wide restaurants	2,042	1,895

SALES DATA ($ in thousands):
System-wide sales	$416,790	$361,326
Percentage increase (3)	15.4%	18.1%
Average sales per restaurant:
Company-owned	$179	$166
Franchise	211	200
System-wide	205	194
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	3.6%	5.9%
Developing markets	(2.0)	(1.2)
All markets	2.4	4.8
Franchise	4.9	8.1
System-wide	4.6	7.5

(1)
As a percentage of Company-owned restaurant sales.
(2)
Number of restaurants open at end of period.
(3)
Represents percentage increase from the comparable period in the prior year.
(4)
Represents percentage increase (decrease) for restaurants open both in the current and prior year.

Comparison of the First Fiscal Quarter of 2000 to the First Fiscal Quarter of 1999.

    Total revenues increased 10.5% to $65.9 million in the first fiscal quarter of 2000 from $59.6 million in the first fiscal quarter of 1999. Company-owned restaurant sales increased 8.6% to $52.9 million in the first fiscal quarter of 2000 from $48.7 million in the first fiscal quarter of 1999. Of the $4.2 million increase, $2.9 million was due to the net addition of 6 Company-owned restaurants since the beginning of fiscal 1999 ($6.9 million from the addition of 46 Company-owned restaurants since the beginning of fiscal 1999 less $4.0 million from 40 stores sold or closed since the beginning of fiscal 1999). Average sales increases of approximately 2.4% by stores open the full reporting periods of fiscal 2000 and 1999 accounted for $1.3 million of the increase. Thirty-two franchise drive-ins opened in the first fiscal quarter of 2000 compared to 37 in the comparable quarter of 1999, with franchise fee revenues decreasing 6.3%. Franchise royalties increased 21.4% to $11.5 million in the first fiscal quarter of 2000, compared to $9.5 million in the first fiscal quarter of 1999. Of the $2.0 million increase, approximately $0.9 million resulted from franchise same-store sales growth of 4.9% over the first fiscal quarter of 1999. The balance of the increase was attributable to additional franchise restaurants in operation.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.1% in the first fiscal quarter of 2000, compared to 77.4% in the first fiscal quarter of 1999. Food and packaging costs decreased 190 basis points, as a percentage of Company-owned restaurant sales, as a result of lower discounting from standard menu prices as well as overall lower unit costs, particularly lower dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, were down 160 basis points from the first fiscal quarter of 1999. Approximately one-half of the improvement was due to the disposition of under-performing stores during fiscal 1999. The remainder was due to the leverage of operating at higher unit volumes as well as lower pre-opening costs as a result of fewer Company store openings. Other operating expenses declined 80 basis points as a result of the impact of the disposition of under-performing stores as well as lower pre-opening costs. As a result of the improvement in restaurant operating margins, minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 4.4% in the first fiscal quarter of 2000, compared to 3.2% in the first fiscal quarter of 1999. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

    Selling, general and administrative expenses increased, as a percentage of total revenues, to 9.8% in the first fiscal quarter of 2000, compared with 9.1% in the first fiscal quarter of 1999. The increase was the result of a large number of open positions in the first quarter of fiscal 1999 which were subsequently filled. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased 10.4% or $0.5 million in the first fiscal quarter of 2000 over the comparable quarter in 1999. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants. However, the rate of increase in depreciation is significantly less than the prior year. Management expects a similar trend to continue reflecting the slower rate of growth in company stores as well as the impact of sold stores.

    During the first fiscal quarter of 2000, one recently developed drive-in in a developing market which did not respond to new marketing or operational initiatives became impaired under the guidelines of FAS 121—"Accounting for the Impairment of Long-Lived Assets." As a result, a provision for impairment of long-lived assets of $0.5 million was recorded for the drive-ins' carrying cost in excess of the present value of estimated future cash flows.

    Income from operations increased 25.0% to $13.1 million in the first fiscal quarter of 2000 from $10.5 million in the first fiscal quarter of 1999. Net interest expense in the first fiscal quarter of 2000 increased $0.1 million over the first fiscal quarter of 1999. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 2000.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 2000, consistent with the same period in fiscal 1999. Net income increased 26.5% over the comparable period in 1999. Diluted earnings per share increased to $.39 per share in the first fiscal quarter of 2000, compared to $.31 per share in the first fiscal quarter of 1999, for an increase of 25.8%.

Liquidity and Sources of Capital

    During the first three months of fiscal 2000, the Company opened 5 newly-constructed restaurants and completed the Sonic 2000 retrofit of 8 restaurants. The Company funded the total capital additions for the first fiscal quarter of 2000 of $8.1 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the first fiscal quarter ended November 30, 1999, the Company purchased the real estate on four of the five newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. During the first fiscal quarter of 2000, the Company repurchased 307.5 thousand shares of common stock at an aggregate cost of $8.5 million. On December 10, 1999, the Company's board of directors increased the funds authorized for the repurchase of the Company's common stock from $32 million to $42 million. As of November 30, 1999, the Company's total cash balance of $2.6 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

    The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of November 30, 1999, the Company's outstanding borrowings under the line of credit were $19 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of November 30, 1999, was $40.7 million.

    The Company plans total capital expenditures of approximately $45 to $50 million in fiscal 2000, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

    The Company established a plan to prepare its systems for the Year 2000 issue as well as to reasonably assure that its critical business partners are prepared. The phases of the Company's plan to resolve the Year 2000 issue involved awareness, assessment, remediation, testing and implementation. The Company completed its assessment of all internal systems that could be significantly affected by the Year 2000 issue. Based upon its assessment, the Company determined that it would be required to modify or replace portions of its software primarily related to customized interfaces between its financial systems and other applications. The Company believes that the modifications and replacements of the identified software programs will mitigate any problems arising from the Year 2000 issue.

    Status.  The Company's internal information technology exposures are primarily related to financial and management information systems. As of December 31, 1999 the Company had completed the remediation, replacement and testing of existing software. On January 1, 2000, the Company tested its critical financial and management information system applications, which revealed no material problems. Less critical applications will be tested during the second fiscal quarter of 2000.

    The Company's non-Information Technology systems consist primarily of restaurant operating equipment including its point-of-sale systems. The initial assessment of these systems indicated that modification or replacement would not be necessary as a result of the Year 2000 issue. On January 1, 2000, the Company tested its operating equipment, which revealed no apparent problems. However, the Company will continue to monitor the status of all operating equipment.

    Significant Third Parties.  The Company's significant third party business partners consist of suppliers, banks, and its franchisees. As of the date of this filing, no material problems related to the Year 2000 have been reported to the Company by its significant third party business partners.

    Costs.  The Company's Year 2000 plan encompassed the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources included contract resources which were used to supplement available internal resources. The total cost of the Year 2000 project, excluding non-incremental internal personnel costs, is estimated at $500 thousand and was funded by operating cash flows. As of November 30, 1999, the Company had incurred costs related to the Year 2000 issue of approximately $440 thousand, of which $359 thousand has been expensed and $81 thousand has been capitalized.

    Risks and Contingency Plans.  Management of the Company believes it has an effective plan in place to address the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen during the year 2000. Despite the Year 2000 preparation by the Company, it is possible that there will be disruptions and unexpected business problems during the early months of 2000. The Company is making diligent efforts to monitor the ongoing Year 2000 status of its significant business partners and will implement contingency plans if necessary. However, despite the Company's efforts, it may encounter unanticipated third party failures or general public infrastructure failures. Either of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition or cash flows in fiscal year 2000 and beyond. Additionally, the inability of franchisees to remit royalty payments on a timely basis could have a material adverse effect on the Company. The amount of potential loss cannot be reasonably estimated at this time.

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

    The Company's exposure to interest rate risk currently consists of its Senior notes, outstanding line of credit and notes receivable. The Senior notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior notes as of November 30, 1999 was $50 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of November 30, 1999, the estimated fair value of the Senior notes exceeded the carrying amount by approximately $1.7 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $19 million as of November 30, 1999. The Company has made certain loans to its store operating partners and franchisees totaling $7.6 million as of November 30, 1999. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior notes, line of credit and notes receivable as of November 30, 1999 would be immaterial.

    The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps, however, the Company has not committed to purchase any minimum quantities under these arrangements. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

    This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

PART II

Item 1. Legal Proceedings

    During the fiscal quarter ended November 30, 1999, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

    None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits.  The Company has filed the following exhibits with this report:

      15.01. Letter re: Unaudited Interim Financial Information.

      27.01. Financial Data Schedules

    Form 8-K Reports.  The Company did not file any Form 8-K reports during the fiscal quarter ended November 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.
By:	\s\ W. SCOTT MCLAIN W. Scott McLain, Vice President and Chief Financial Officer

Date: January 13, 2000

QuickLinks

SONIC CORP. Index

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Independent Accountants' Review Report

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERCENTAGE RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II

SIGNATURES