Form 10-Q
period 2000-02-29
SONIC CORP
filed 2000-04-13
CIK 868611

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes /x/  No / /

    As of February 29, 2000, the Registrant had 17,921,439 shares of common stock issued and outstanding (excluding 2,867,376 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at February 29, 2000 and August 31, 1999
Consolidated Statements of Income for the three months and six months ended February 29, 2000 and February 28, 1999
Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2000 and February 28, 1999
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) February 29, 2000	August 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$3,929	$1,612
Accounts and notes receivable, net	9,541	7,652
Other current assets	4,003	3,312

Total current assets	17,473	12,576
Property, equipment and capital leases	270,348	256,631
Less accumulated depreciation and amortization	(56,709)	(49,855)

Property, equipment and capital leases, net	213,639	206,776

Trademarks, tradenames and other goodwill	28,474	28,373
Other intangibles and other assets	18,958	17,775
Less accumulated amortization	(9,442)	(8,823)

Intangibles and other assets, net	37,990	37,325

Total assets	$269,102	$256,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,567	$5,104
Deposits from franchisees	579	813
Accrued liabilities	10,335	11,006
Income taxes payable	687	2,558
Obligations under capital leases and long-term debt due within one year	668	838

Total current liabilities	20,836	20,319
Obligations under capital leases due after one year	6,830	7,279
Long-term debt due after one year	89,320	72,331
Other noncurrent liabilities	7,746	6,993
Contingencies (Note 2)
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 20,788,815 shares issued (20,746,462 shares issued at August 31, 1999)	208	207
Paid-in capital	67,978	67,212
Retained earnings	129,532	116,851

	197,718	184,270
Treasury stock, at cost; 2,867,376 common shares (2,164,376 shares at August 31, 1999)	(53,348)	(34,515)

Total stockholders' equity	144,370	149,755

Total liabilities and stockholders' equity	$269,102	$256,677

See accompanying notes.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 29, 2000	February 28, 1999	February 29, 2000	February 28, 1999
Revenues:
Company-owned restaurant sales	$46,907	$44,219	$99,805	$92,932
Franchised restaurants:
Franchise royalties	9,749	8,342	21,227	17,793
Franchise fees	845	977	1,577	1,758
Other	879	669	1,665	1,346

	58,380	54,207	124,274	113,829
Cost and expenses:
Company-owned restaurants:
Food and packaging	12,451	12,281	26,240	25,902
Payroll and other employee benefits	13,699	12,862	28,393	27,191
Other operating expenses	9,562	8,894	19,738	18,639

	35,712	34,037	74,371	71,732
Selling, general and administrative	6,776	5,940	13,218	11,384
Depreciation and amortization	4,993	4,638	9,869	9,054
Minority interest in earnings of restaurants	1,382	1,216	3,719	2,795
Provision for impairment of long-lived assets	13	403	505	419

	48,876	46,234	101,682	95,384

Income from operations	9,504	7,973	22,592	18,445
Interest expense	1,510	1,276	2,842	2,450
Interest income	(261)	(153)	(459)	(305)

Net interest expense	1,249	1,123	2,383	2,145

Income before income taxes	8,255	6,850	20,209	16,300
Provision for income taxes	3,075	2,552	7,528	6,072

Net income	$5,180	$4,298	$12,681	$10,228

Net income per share—basic	$.29	$.23	$.69	$.54

Net income per share—diluted	$.28	$.22	$.67	$.53

See accompanying notes.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six months ended
	February 29, 2000	February 28, 1999
Cash flows from operating activities:
Net income	$12,681	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,869	9,054
Other	900	(921)
(Increase) decrease in operating assets	(2,237)	1,888
Increase (decrease) in operating liabilities	363	(5,887)

Total adjustments	8,895	4,134

Net cash provided by operating activities	21,576	14,362

Cash flows from investing activities:
Purchases of property and equipment	(17,180)	(23,407)
Proceeds from disposition of assets	539	1,351
Increase in intangibles and other assets	(1,097)	(3,375)

Net cash used in investing activities	(17,738)	(25,431)

Cash flows from financing activities:
Payments on long-term borrowings	(48,560)	(40,558)
Proceeds from long-term borrowings	65,500	49,500
Proceeds from exercise of stock options	766	1,818
Purchases of treasury stock	(18,833)	(668)
Other	(394)	(282)

Net cash provided by (used in) financing activities	(1,521)	9,810

Net increase (decrease) in cash and cash equivalents	2,317	(1,259)
Cash and cash equivalents at beginning of period	1,612	2,602

Cash and cash equivalents at end of period	$3,929	$1,343

See accompanying notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

    The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals (and those related to the provision for impairment of long-lived assets), which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K, for the fiscal year ended August 31, 1999. The results of operations for the six months ended February 29, 2000, are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

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

Note 3

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29, 2000	February 28, 1999	February 29, 2000	February 28, 1999
(In thousands, except per share data)
Numerator:
Net income	$5,180	$4,298	$12,681	$10,228
Denominator:
Weighted average shares outstanding—basic	18,103	18,944	18,299	18,912
Effect of dilutive employee stock options	667	616	696	513

Weighted average shares—diluted	18,770	19,560	18,995	19,425

Net income per share—basic	$.29	$.23	$.69	$.54

Net income per share—diluted	$.28	$.22	$.67	$.53

Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

    We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of February 29, 2000, and the related consolidated statements of income for the three-month and six-month periods ended February 29, 2000 and February 28, 1999, and the condensed consolidated statements of cash flows for the six-month periods ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sonic Corp. as of August 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 27, 2000

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended		Six months ended
	February 29, 2000	February 28, 1999	February 29, 2000	February 28, 1999
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	80.3%	81.6%	80.3%	81.6%
Franchised restaurants:
Franchise royalties	16.7	15.4	17.1	15.6
Franchise fees	1.5	1.8	1.3	1.6
Other	1.5	1.2	1.3	1.2

	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1)
Food and packaging	26.5%	27.8%	26.3%	27.9%
Payroll and other employee benefits	29.2	29.1	28.4	29.3
Other operating expenses	20.4	20.1	19.8	20.0

	76.1%	77.0%	74.5%	77.2%
Selling, general and administrative	11.6	11.0	10.6	10.0
Depreciation and amortization	8.6	8.6	7.9	8.0
Minority interest in earnings of restaurants (1)	2.9	2.7	3.7	3.0
Other	—	.7	.4	.4
Income from operations	16.3	14.7	18.2	16.2
Net interest expense	2.1	2.1	1.9	1.9
Net income	8.9%	7.9%	10.2%	9.0%
RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants
Core-markets	225	200	225	200
Developing markets	78	106	78	106

All markets	303	306	303	306
Franchise restaurants	1,774	1,624	1,774	1,624

System-wide restaurants	2,077	1,930	2,077	1,930

SALES DATA ($ in thousands):
System-wide sales	$380,276	$342,001	$794,822	$704,963
Percentage increase (3)	11.1%	20.8%	12.7%	19.8%
Average sales per restaurant:
Company-owned	$157	$147	$337	$313
Franchise	191	186	400	385
System-wide	185	179	390	373
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	3.4%	6.9%	3.5%	6.1%
Developing markets	0.0	5.2	(1.1)	2.8
All markets	2.8	6.4	2.7	5.5
Franchise	3.6	9.1	4.1	8.7
System-wide	3.3	8.6	3.9	8.1

(1)
As a percentage of Company-owned restaurant sales.
(2)
Number of restaurants open at end of period.
(3)
Represents percentage increase from the comparable period in the prior year.
(4)
Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Second Fiscal Quarter of 2000 to the Second Fiscal Quarter of 1999.

    Total revenues increased 7.7% to $58.4 million in the second fiscal quarter of 2000 from $54.2 million in the second fiscal quarter of 1999. Company-owned restaurant sales increased 6.1% to $46.9 million in the second fiscal quarter of 2000 from $44.2 million in the second fiscal quarter of 1999. Of the $2.7 million increase, $1.4 million was due to the net addition of 11 Company-owned restaurants since the beginning of fiscal 1999 ($4.4 million from the addition of 54 Company-owned restaurants since the beginning of fiscal 1999 less $3.0 million from 43 stores sold or closed since the beginning of fiscal 1999). Average sales increases of approximately 6.9% by stores open the full reporting periods of fiscal 2000 and 1999 accounted for $1.3 million of the increase. Franchise fees decreased 13.5% as 30 franchise drive-ins opened in the second fiscal quarter of 2000 compared to 32 in the same quarter of 1999. In addition, the company received $0.2 million in non-recurring fees during the second quarter of fiscal year 1999 primarily in conjunction with the early conversion of approximately 125 older license agreements to new agreements. Franchise royalties increased 16.9% to $9.7 million in the second fiscal quarter of 2000, compared to $8.3 million in the second fiscal quarter of 1999. Of the $1.4 million increase, approximately $0.8 million resulted from franchise same-store sales growth of 3.7% over the second fiscal quarter of 1999. The balance of the increase was attributable to additional franchise restaurants in operation.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.1% in the second fiscal quarter of 2000, compared to 77.0% in the second fiscal quarter of 1999. Food and packaging costs decreased 130 basis points, as a percentage of Company-owned restaurant sales, as a result of overall lower unit costs, particularly lower dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 10 basis points from the second fiscal quarter of 1999 reflecting the impact of continued store level initiatives, including access to health insurance for all employees, coupled with a slight increase in the rate of discounting from standard menu prices during the second quarter of fiscal year 2000 as compared to the same quarter in fiscal year 1999. Other operating expenses increased 30 basis points as a result of the increase in discounting as well as higher costs in other areas including repair and maintenance and property taxes. As a result of the overall improvement in restaurant operating margins, minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 2.9% in the second fiscal quarter of 2000, compared to 2.7% in the second fiscal quarter of 1999. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

    Selling, general and administrative expenses increased, as a percentage of total revenues, to 11.6% in the second fiscal quarter of 2000, compared with 11.0% in the second fiscal quarter of 1999. The increase was the result of a large number of open positions in the second quarter of fiscal 1999 that were subsequently filled. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased 7.7% or $0.4 million in the second fiscal quarter of 2000 over the comparable quarter in 1999. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants. However, the rate of increase in depreciation is significantly less than the prior year. Management expects a similar trend to continue reflecting the slower rate of growth in company stores as well as the impact of sold stores.

    Income from operations increased 19.2% to $9.5 million in the second fiscal quarter of 2000 from $8.0 million in the second fiscal quarter of 1999. Net interest expense in the second fiscal quarter of 2000 increased $0.1 million over the second fiscal quarter of 1999. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 2000.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 2000, consistent with the same period in fiscal 1999. Net income increased 20.5% over the comparable period in 1999. Diluted earnings per share increased to $.28 per share in the second fiscal quarter of 2000, compared to $.22 per share in the second fiscal quarter of 1999, for an increase of 27%.

Comparison of the First Two Fiscal Quarters of 2000 to the First Two Fiscal Quarters of 1999.

    Total revenues increased 9.2% to $124.3 million in the first two fiscal quarters of 2000 from $113.8 million in the first two fiscal quarters of 1999. Company-owned restaurant sales increased 7.4% to $99.8 million in the first two fiscal quarters of 2000 from $92.9 million in the first two fiscal quarters of 1999. Of the $6.9 million increase in Company-owned restaurant sales, $4.4 million was due to the net addition of 11 Company-owned restaurants since the beginning of fiscal 1999 ($11.4 million from the addition of 54 Company-owned restaurants since the beginning of fiscal 1999 less $7.0 million from 43 stores sold or closed since the beginning of fiscal 1999). Average sales increases of approximately 7.6% by stores open the full reporting periods of fiscal 2000 and 1999 accounted for $2.6 million of the increase. Franchise fee revenues decreased 10.3% in the first two fiscal quarters of 2000 as compared to the first two fiscal quarters of 1999 due primarily to the opening of 62 franchise stores in 2000 compared to 69 in the comparable period of 1999 as well as fees associated with the early conversion of approximately 125 older license agreements to new agreements effective January 1, 2000. Franchise royalties increased 19.3% to $21.2 million in the first two fiscal quarters of 2000, compared to $17.8 million in the first two fiscal quarters of 1999. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $1.8 million and resulted from the franchise same-store sales growth of 4.3% over the first two fiscal quarters of 1999. Additional franchised restaurants in operation resulted in an increase in royalties of $1.6 million.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.5% in the first two fiscal quarters of 2000, compared to 77.2% in the first two fiscal quarters of 1999. Food and packaging costs as a percentage of restaurant sales, for the first six months of fiscal 2000, decreased by 160 basis points from the similar period in fiscal 1999. The decrease was primarily the result of lower unit costs for several items, most notably dairy goods, which more than offset higher beef costs. The 90 basis point decrease in payroll and other employee benefits costs reflected the benefit of leveraging costs over higher volumes as well as the impact of the disposal of under performing restaurants during fiscal year 1999 which helped offset an increase in the average wage rate caused by a tight labor market, a planned increase in labor hours at the restaurant level, and the cost of providing medical benefits to store level employees. Other operating expenses, as a percentage of Company-owned restaurant sales, decreased by 20 basis points due to the leveraging of fixed costs over higher volumes, and the disposition of under performing stores. Minority interest in earnings of restaurants increased as a percentage of Company-owned restaurant sales to 3.7% in the first two fiscal quarters of 2000 as a result of the improvement in restaurant-level margins.

    Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.6% in the first two fiscal quarters of 2000, compared with 10.0% in the first two fiscal quarters of 1999. The increase was the result of a large number of open positions in the second quarter of fiscal 1999 that were subsequently filled. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurants. Depreciation and amortization expense increased approximately $0.8 million due to the purchase of buildings and equipment for new and existing restaurants as well as retrofit of existing stores.

    Income from operations increased 22% to $22.6 million from $18.4 million in the first two fiscal quarters of 1999. Net interest expense in the first two fiscal quarters of 2000 increased $0.2 million compared to the comparable fiscal quarters of 1999 due to increased borrowings to fund, in part, capital additions and stock repurchases.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 2000, consistent with the comparable period in fiscal 1999. Net income for the first two fiscal quarters of 2000 increased 24% to $12.7 million, compared to $10.2 million in the comparable period of fiscal 1999. Diluted earnings per share increased to $.67 per share in the first two fiscal quarters of 2000, compared to $.53 per share in the first two fiscal quarters of 1999, for an increase of 26%.

Liquidity and Sources of Capital

    During the first six months of fiscal 2000, the Company opened 11 newly-constructed restaurants and completed the Sonic 2000 retrofit of 13 restaurants. The Company funded the total capital additions for the first two fiscal quarters of 2000 of $17.2 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the six months ended February 29, 2000, the Company purchased the real estate on five of the six newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. During the first two quarters of fiscal 2000, the Company repurchased 703 thousand shares of common stock at an aggregate cost of $18.8 million. On March 2, 2000, the Company's board of directors increased the funds authorized for the repurchase of the Company's common stock from $42 million to $52 million. As of February 29, 2000, the Company's total cash balance of $3.9 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

    The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2001. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of February 29, 2000, the Company's outstanding borrowings under the line of credit were $39 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of February 29, 2000, was $20.7 million.

    The Company plans total capital expenditures of approximately $40 to $45 million in fiscal 2000, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including enhancement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation, replacement and testing of existing software. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. As of February 29, 2000, the Company had expensed approximately $0.4 million in connection with the remediation and replacement of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

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

    The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of February 29, 2000 was $50 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of February 29, 2000, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $2.5 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $39 million as of February 29, 2000. The Company has made certain loans to its store operating partners and franchisees totaling $8.4 million as of February 29, 2000. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of February 29, 2000 would be immaterial.

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

PART II

Item 1. Legal Proceedings

    During the fiscal quarter ended February 29, 2000, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    On January 19, 2000, the Company held its annual meeting of stockholders, at which the stockholders re-elected Leonard Lieberman and Frank E. Richardson as directors for three-year terms ending in January of 2003. The following table sets forth the voting results for those three directors.

Director	Votes For	Votes Withheld
Leonard Lieberman	16,772,951	30,062
Frank E. Richardson	16,772,501	30,512

    Other directors of the Company whose terms continued after the meeting consist of Kenneth L. Keymer, J. Clifford Hudson, H.E. "Gene" Rainbolt, E. Dean Werries, and Robert M. Rosenberg.

    Finally, the stockholders approved and ratified the selection of Ernst & Young, LLP, as the Company's independent auditors by a vote of 16,799,411 shares of common stock in favor, 772 shares opposed, and 2,830 shares abstaining.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits.  The Company has filed the following exhibits with this report:

      15.01. Letter re: Unaudited Interim Financial Information.

      27.01. Financial Data Schedules

    Form 8-K Reports.  The Company did not file any Form 8-K reports during the fiscal quarter ended February 29, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.
By:	/s/ W. SCOTT MCLAIN W. Scott McLain, Senior Vice President and Chief Financial Officer

Date: April 13, 2000

QuickLinks

SONIC CORP. Index
SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SONIC CORP. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SONIC CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Independent Accountants' Review Report
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PERCENTAGE RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES