Form 10-Q
period 2000-05-31
SONIC CORP
filed 2000-07-14
CIK 868611

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes /x/  No / /

    As of July 7, 2000, the Registrant had 17,548,618 shares of common stock issued and outstanding (excluding 3,302,176 shares of common stock held as treasury stock).

SONIC CORP.
Index

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) May 31, 2000	August 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,209	$1,612
Accounts and notes receivable, net	9,631	7,652
Other current assets	4,163	3,312

Total current assets	15,003	12,576
Property, equipment and capital leases	277,916	256,631
Less accumulated depreciation and amortization	(60,170)	(49,855)

Property, equipment and capital leases, net	217,746	206,776
Trademarks, trade names and other goodwill	29,264	28,373
Other intangibles and other assets	19,718	17,775
Less accumulated amortization	(9,876)	(8,823)

Intangibles and other assets, net	39,106	37,325

Total assets	$271,855	$256,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,898	$5,104
Deposits from franchisees	580	813
Accrued liabilities	10,539	11,006
Income taxes payable	280	2,558
Obligations under capital leases and long-term debt due within one year	645	838

Total current liabilities	17,942	20,319
Obligations under capital leases due after one year	6,900	7,279
Long-term debt due after one year	93,590	72,331
Other noncurrent liabilities	8,760	6,993
Contingencies (Note 2)
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 20,820,367 shares issued (20,746,462 shares issued at August 31, 1999)	208	207
Paid-in capital	68,593	67,212
Retained earnings	138,648	116,851

	207,449	184,270
Treasury stock, at cost; 3,246,676 common shares (2,164,376 shares at August 31, 1999)	(62,786)	(34,515)

Total stockholders' equity	144,663	149,755

Total liabilities and stockholders' equity	$271,855	$256,677

See accompanying notes.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Nine months ended
	May 31, 2000	May 31, 1999	May 31, 2000	May 31, 1999
Revenues:
Company-owned restaurant sales	$60,390	$57,844	$160,195	$150,776
Franchised restaurants:
Franchise royalties	12,153	10,148	33,380	27,941
Franchise fees	761	843	2,338	2,601
Other	991	937	2,656	2,283

	74,295	69,772	198,569	183,601
Cost and expenses:
Company-owned restaurants:
Food and packaging	15,744	15,085	41,984	40,987
Payroll and other employee benefits	16,430	15,795	44,823	42,986
Other operating expenses	10,706	10,111	30,444	28,750

	42,880	40,991	117,251	112,723
Selling, general and administrative	7,090	6,850	20,308	18,234
Depreciation and amortization	5,134	4,719	15,003	13,773
Minority interest in earnings of restaurants	3,200	2,900	6,919	5,695
Provision for impairment of long-lived assets	10	604	515	1,023

	58,314	56,064	159,996	151,448

Income from operations	15,981	13,708	38,573	32,153
Interest expense	1,746	1,301	4,588	3,751
Interest income	(292)	(202)	(751)	(507)

Net interest expense	1,454	1,099	3,837	3,244

Income before income taxes	14,527	12,609	34,736	28,909
Provision for income taxes	5,411	4,697	12,939	10,769

Net income	$9,116	7,912	$21,797	18,140

Net income per share—basic	$.52	$.42	$1.21	$.96

Net income per share—diluted	$.50	$.40	$1.16	$.93

See accompanying notes.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine months ended
	May 31, 2000	May 31, 1999
Cash flows from operating activities:
Net income	$21,797	$18,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,003	13,773
Other	1,369	1,035
(Increase) decrease in operating assets	(2,259)	2,208
Decrease in operating liabilities	(2,180)	(2,802)

Total adjustments	11,933	14,214

Net cash provided by operating activities	33,730	32,354
Cash flows from investing activities:
Purchases of property and equipment	(26,131)	(36,520)
Proceeds from disposition of assets	833	3,890
Increase in intangibles and other assets	(2,582)	(4,786)

Net cash used in investing activities	(27,880)	(37,416)
Cash flows from financing activities:
Payments on long-term borrowings	(79,394)	(64,088)
Proceeds from long-term borrowings	100,605	74,500
Proceeds from exercise of stock options	1,381	2,628
Purchases of treasury stock	(28,271)	(8,897)
Other	(574)	(555)

Net cash provided by (used in) financing activities	(6,253)	3,588

Net decrease in cash and cash equivalents	(403)	(1,474)
Cash and cash equivalents at beginning of period	1,612	2,602

Cash and cash equivalents at end of period	$1,209	$1,128

See accompanying notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

    The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals (and those related to the provision for impairment of long-lived assets), which Sonic Corp. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended August 31, 1999. The results of operations for the nine months ended May 31, 2000, are not necessarily indicative of the results to be expected for the full year ending August 31, 2000.

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

Note 3

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31, 2000	May 31, 1999	May 31, 2000	May 31, 1999
(In thousands, except per share data)
Numerator:
Net income	$9,116	$7,912	$21,797	$18,140
Denominator:
Weighted average shares outstanding—basic	17,667	18,908	18,088	18,911
Effect of dilutive employee stock options	651	689	681	571

Weighted average shares—diluted	18,318	19,597	18,769	19,482

Net income per share—basic	$.52	$.42	$1.21	$.96

Net income per share—diluted	$.50	$.40	$1.16	$.93

Note 4

    In January 2000, the Company extended the maturity of its $60 million line of credit with a group of banks by one year to July 2002.

    During fiscal 2000, outstanding borrowings on this line of credit have increased by $21.3 million to $43.3 million primarily due to the Company's share repurchase program (which during fiscal year 2000 has resulted in the acquisition of 1.1 million shares of the Company's common stock at an aggregate cost of $28.3 million) and its capital additions of $21.6 million. As of May 31, 2000, the Company has availability under the line of credit of $16.4 million, a portion of which may be utilized to fund future capital additions and repurchase shares of the Company's common stock. As of May 31, 2000, the company had $10.7 million in remaining availability under its share repurchase program.

Independent Accountants' Review Report

The Board of Directors
Sonic Corp.

    We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended May 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
June 21, 2000

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	May 31, 2000	May 31, 1999	May 31, 2000	May 31, 1999
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	81.3%	82.9%	80.7%	82.1%
Franchised restaurants:
Franchise royalties	16.4	14.6	16.8	15.2
Franchise fees	1.0	1.2	1.2	1.4
Other	1.3	1.3	1.3	1.3

	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.1%	26.1%	26.2%	27.2%
Payroll and other employee benefits	27.2	27.3	28.0	28.5
Other operating expenses	17.7	17.5	19.0	19.1

	71.0%	70.9%	73.2%	74.8%
Selling, general and administrative	9.5	9.8	10.2	9.9
Depreciation and amortization	6.9	6.8	7.6	7.5
Minority interest in earnings of restaurants (1)	5.3	5.0	4.3	3.8
Other	0.0	0.9	0.3	0.6
Income from operations	21.5	19.6	19.4	17.5
Net interest expense	2.0	1.6	1.9	1.8
Net income	12.3%	11.3%	11.0%	9.9%
RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	228	204	228	204
Developing markets	78	108	78	108

All markets	306	312	306	312
Franchise restaurants	1,807	1,655	1,807	1,655

System-wide restaurants	2,113	1,967	2,113	1,967

SALES DATA ($ in thousands):
System-wide sales	$477,632	$429,912	$1,269,248	$1,124,869
Percentage increase (3)	11.1%	19.5%	12.8%	19.0%
Average sales per restaurant:
Company-owned	$199	$188	$538	$502
Franchise	234	231	633	614
System-wide	229	223	617	594
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	1.0%	6.6%	2.6%	6.6%
Developing markets	(0.3)	9.2	(0.7)	5.0
All markets	0.7	7.3	1.9	6.2
Franchise	2.3	8.8	3.4	9.0
System-wide	2.0	8.5	3.2	8.2

(1)
As a percentage of Company-owned restaurant sales.
(2)
Number of restaurants open at end of period.
(3)
Represents percentage increase from the comparable period in the prior year.
(4)
Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Third Fiscal Quarter of 2000 to the Third Fiscal Quarter of 1999.

    Total revenues increased 6.5% to $74.3 million in the third fiscal quarter of 2000 from $69.8 million in the third fiscal quarter of 1999. Company-owned restaurant sales increased 4.4% to $60.4 million in the third fiscal quarter of 2000 from $57.8 million in the third fiscal quarter of 1999. Of the $2.6 million increase, $2.1 million was due to the net addition of 14 Company-owned restaurants since the beginning of fiscal 1999 ($6.6 million from the addition of 60 Company-owned restaurants since the beginning of fiscal 1999 less $4.5 million from 46 stores sold or closed since the beginning of fiscal 1999). Average sales increases of approximately 0.7% by stores open the full reporting periods of fiscal 2000 and 1999 accounted for $0.4 million of the increase. Franchise fees decreased 9.7% as 33 franchise drive-ins opened in the third fiscal quarter of 2000 compared to 35 in the same quarter of 1999. Franchise royalties increased 19.8% to $12.2 million in the third fiscal quarter of 2000, compared to $10.1 million in the third fiscal quarter of 1999. Of the $2.1 million increase, approximately $1.1 million resulted from franchise same-store sales growth of 2.3% over the third fiscal quarter of 1999. The balance of the increase was attributable to additional franchise restaurants in operation.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 71.0% in the third fiscal quarter of 2000, compared to 70.9% in the third fiscal quarter of 1999. Food and packaging costs were flat, as a percentage of Company-owned restaurant sales, as higher beef costs were offset by lower costs in other areas, particularly lower dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, declined 10 basis points from the third fiscal quarter of 1999 reflecting the leverage of operating at higher sales volumes which helped offset the impact of continued store level initiatives, including health insurance for certain store-level employees. Other operating expenses increased 20 basis points as a result of higher costs in several areas including repair and maintenance and property taxes. As a result of the increase in restaurant operating profit as well as initiatives implemented by the Company to strengthen its partnership program, minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 5.3% in the third fiscal quarter of 2000, compared to 5.0% in the third fiscal quarter of 1999. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

    Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.5% in the third fiscal quarter of 2000, compared with 9.8% in the third fiscal quarter of 1999. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased 8.8% or $0.4 million in the third fiscal quarter of 2000 over the comparable quarter in 1999. The increase in depreciation resulted primarily from new drive-in development and retrofits of existing restaurants. However, the rate of increase in depreciation is significantly less than the prior year. Management expects a similar trend to continue reflecting the slower rate of growth in company stores as well as the impact of sold stores.

    Income from operations increased 16.6% to $16.0 million in the third fiscal quarter of 2000 from $13.7 million in the third fiscal quarter of 1999 due primarily to the growth in revenues and other matters discussed above.

    Net interest expense in the third fiscal quarter of 2000 increased $0.4 million over the third fiscal quarter of 1999. This increase was the result of additional borrowings to fund, in part, capital additions and stock repurchases. The Company expects interest expense to continue to increase in fiscal 2000 primarily due to share repurchases made during the first three quarters of fiscal 2000.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 2000, consistent with the same period in fiscal 1999.

    Net income increased 15.2% over the comparable period in 1999. Diluted earnings per share increased to $.50 per share in the third fiscal quarter of 2000, compared to $.40 per share in the third fiscal quarter of 1999, for an increase of 25.0%.

Comparison of the First Three Fiscal Quarters of 2000 to the First Three Fiscal Quarters of 1999.

    Total revenues increased 8.2% to $198.6 million in the first three fiscal quarters of 2000 from $183.6 million in the first three fiscal quarters of 1999. Company-owned restaurant sales increased 6.2% to $160.2 million in the first three fiscal quarters of 2000 from $150.8 million in the first three fiscal quarters of 1999. Of the $9.4 million increase in Company-owned restaurant sales, $6.4 million was due to the net addition of 14 Company-owned restaurants since the beginning of fiscal 1999 ($17.8 million from the addition of 60 Company-owned restaurants since the beginning of fiscal 1999 less $11.4 million from 46 stores sold or closed since the beginning of fiscal 1999). Average sales increases of approximately 1.9% by stores open the full reporting periods of fiscal 2000 and 1999 accounted for $3.0 million of the increase. Franchise fee revenues decreased 10.1% in the first three fiscal quarters of 2000 as compared to the first three fiscal quarters of 1999 due primarily to the opening of 95 franchise stores in 2000 compared to 104 in the comparable period of 1999. Franchise royalties increased 19.5% to $33.4 million in the first three fiscal quarters of 2000, compared to $27.9 million in the first three fiscal quarters of 1999. Increased sales by comparable franchised restaurants resulted in an increase in royalties of approximately $2.7 million and resulted from franchise same-store sales growth of 3.4% over the first three fiscal quarters of 1999. Additional franchised restaurants in operation resulted in an increase in royalties of $2.8 million.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.2% in the first three fiscal quarters of 2000, compared to 74.8% in the first three fiscal quarters of 1999. Food and packaging costs as a percentage of restaurant sales, for the first nine months of fiscal 2000, decreased by 100 basis points from the similar period in fiscal 1999. The decrease was primarily the result of lower unit costs for several items, most notably dairy goods, which more than offset higher beef costs. The 50 basis point decrease in payroll and other employee benefits costs reflected the benefit of leveraging costs over higher volumes as well as the impact of the disposal of under performing restaurants during fiscal year 1999 which helped offset an increase in the average wage rate caused by a tight labor market, the planned increase in labor hours at the restaurant level to maintain prompt customer service, and the cost of providing medical benefits to store level employees. Other operating expenses, as a percentage of Company-owned restaurant sales, decreased by 10 basis points due to the leveraging of fixed costs over higher volumes, and the disposition of under performing stores. Minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 4.3% in the first three fiscal quarters of 2000 as a result of the improvement in restaurant-level margins. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurants.

    Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.2% in the first three fiscal quarters of 2000, compared with 9.9% in the first three fiscal quarters of 1999. The increase was the result of a large number of open positions in the first two quarters of fiscal 1999 that were subsequently filled. Management expects selling, general and administrative expenses, as a percentage of revenues, to decline in future periods because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased approximately $1.2 million due to the purchase of buildings and equipment for new and existing restaurants as well as retrofit of existing stores.

    Income from operations increased 20.0% to $38.6 million from $32.2 million in the first three fiscal quarters of 1999 due primarily to the growth in revenues and other matters discussed above.

    Net interest expense in the first three fiscal quarters of 2000 increased $0.6 million compared to the comparable fiscal quarters of 1999 due to increased borrowings to fund, in part, capital additions and stock repurchases.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 2000, consistent with the comparable period in fiscal 1999.

    Net income for the first three fiscal quarters of 2000 increased 20.2% to $21.8 million, compared to $18.1 million in the comparable period of fiscal 1999. Diluted earnings per share increased to $1.16 per share in the first three fiscal quarters of 2000, compared to $.93 per share in the first three fiscal quarters of 1999, for an increase of 24.7%.

Liquidity and Sources of Capital

    During the first nine months of fiscal 2000, the Company opened 17 newly-constructed restaurants and acquired two existing restaurants from franchisees. The Company funded the total capital additions for the first three fiscal quarters of 2000 of $26.1 million (which included the cost of newly-opened restaurants, retrofits of existing restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and through borrowings under the Company's line of credit. During the nine months ended May 31, 2000, the Company purchased the real estate on 14 of the 17 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. During the first three quarters of fiscal 2000, the Company repurchased 1.1 million shares of common stock at an aggregate cost of $28.3 million. On May 9, 2000, the Company's board of directors increased the funds authorized for the repurchase of the Company's common stock from $52 million to $62 million. As of May 31, 2000, the Company's total cash balance of $1.2 million reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.

    The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2002. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of May 31, 2000, the Company's outstanding borrowings under the line of credit were $43.3 million, as well as $0.3 million in outstanding letters of credit. The available line of credit as of May 31, 2000, was $16.4 million.

    The Company plans total capital expenditures of approximately $35 to $40 million in fiscal 2000, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, retrofit and remodeling of Company-owned restaurants, and enhancements to existing financial and operating information systems, including enhancement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation, replacement and testing of existing software. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. As of May 31, 2000, the Company had expensed approximately $0.4 million in connection with the remediation and replacement of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

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

    The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of May 31, 2000 was $50 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of May 31, 2000, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $2.3 million as a result of the interest rates on the Company's Senior Notes being below current market rates. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $43.3 million as of May 31, 2000. The Company has made certain loans to its store operating partners and franchisees totaling $8.9 million as of May 31, 2000. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of May 31, 2000 would be immaterial.

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

PART II

Item 1.  Legal Proceedings

    During the fiscal quarter ended May 31, 2000, Sonic Corp. (the "Company") did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

    None.

Item 6.  Exhibits and Reports on Form 8-K

    Exhibits.  The Company has filed the following exhibits with this report:

      15.01.  Letter re: Unaudited Interim Financial Information.

      27.01.  Financial Data Schedules

    Form 8-K Reports.  The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.
By:	/s/ W. SCOTT MCLAIN W. Scott McLain, Senior Vice President and Chief Financial Officer

Date: July 13, 2000

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
Independent Accountants' Review Report
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations
PERCENTAGE RESULTS OF OPERATIONS
  Comparison of the Third Fiscal Quarter of 2000 to the Third Fiscal Quarter of 1999.
  Comparison of the First Three Fiscal Quarters of 2000 to the First Three Fiscal Quarters of 1999.
  Liquidity and Sources of Capital
  Impact of Year 2000
  Impact of Inflation
  Seasonality
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES