Form 10-K405
period 2000-08-31
SONIC CORP
filed 2000-11-22
CIK 868611

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                 OR

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
     August 31, 2000                                             0-18859
-------------------------                                ----------------------

                                  SONIC CORP.
                                  -----------
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                73-1371046
------------------------                                      ----------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
                                101 Park Avenue
                             Oklahoma City, Oklahoma                       73102
                             ------------------------                      -----
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

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES X . No ___.
                       ---

    Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K. YES X . No ___.
                    ---

    On November 14, 2000, the Board of Directors of the Company approved a three-for-two stock split of the outstanding common stock of the Company and declared the record date for such split to be November 24, 2000 and the distribution date to be November 30, 2000. All share amounts set forth in this Form 10-K have been adjusted to reflect the results of the November 2000 stock split.

    As of November 1, 2000, the aggregate market value of the 24,953,893 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $584 million, based on the closing sales price for the common stock as reported for that date. As of November 1, 2000, the Registrant had 26,384,781 shares of common stock issued and outstanding (excluding 4,953,309 shares of common stock held as treasury stock).

                           (Facing Sheet Continued)

                      Documents Incorporated by Reference
                      -----------------------------------

    Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 2000.

                           FORM 10-K OF SONIC CORP.

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

                                             PART I
                                             ------

Item 1.  Business...............................................................................       1

Item 2.  Properties.............................................................................      10

Item 3.  Legal Proceedings......................................................................      10

Item 4.  Submission of Matters to a Vote of Security Holders....................................      10

Item 4A.  Executive Officers of the Company.....................................................      11

                                            PART II
                                            -------

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters..................      14

Item 6.  Selected Financial Data................................................................      14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..      16

Item 8.  Financial Statements and Supplementary Data............................................      21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...      21

                                            PART III
                                            --------

                         (Incorporated by reference from the Company's definitive
                          proxy statement for its annual meeting of stockholders
                             following the fiscal year ended August 31, 2000)

                                             PART IV
                                             -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................      23

                                     FORM
                                     10-K

                                  SONIC CORP.


                                    PART I
                                    ------

Item 1.  Business
------   --------

General

     Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2000, the Company had 2,175 restaurants in operation, consisting of 312 Company-owned restaurants and 1,863 franchised restaurants, principally in the south central and southeastern United States. Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes.

     In September 1995, the Company reorganized its operating subsidiaries into two, directly-held subsidiaries consisting of Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company-owned restaurants. In February 1996, the Company sold its equipment sales division to N. Wasserstrom & Sons, Inc. of Columbus, Ohio, and discontinued that line of business.

     The Company's objective is to maintain its position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of its core and developing markets. The Company has developed and is implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a menu of quality made-to-order and signature food items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Company-owned and franchised restaurants within the Company's core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate Company-owned restaurants profitably and efficiently; and (5) a commitment to support the Sonic system.

     The Company has its principal executive offices at 101 Park Avenue, Oklahoma City, Oklahoma 73102. Its telephone number is (405) 280-7654. As used in this report, the word "Company" means Sonic Corp. and each of its subsidiaries and predecessors, unless the context indicates otherwise.

Restaurant Locations

     As of August 31, 2000, the Company owned or franchised 2,175 drive-in restaurants, principally in the southern half of the United States. The Company's core markets, consisting of the nine contiguous states of Texas, Oklahoma, Tennessee, Missouri, Arkansas, Kansas, Louisiana, Mississippi, and New Mexico, contained approximately 78% of all Sonic restaurants as of August 31, 2000. Developing markets primarily are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Nebraska, Nevada, North Carolina, South Carolina, Utah and Virginia. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 2000:

                                           Company-owned            Franchised
        Core Markets                        Restaurants             Restaurants              Total
        ------------                        -----------             -----------              -----
        Texas                                    91                     531                   622
        Oklahoma                                 25                     189                   214
        Tennessee                                34                     140                   174
        Missouri                                 37                     120                   157
        Arkansas                                 21                     120                   141
        Kansas                                    9                     107                   116
        Louisiana                                17                     102                   119
        Mississippi                               0                     100                   100
        New Mexico                                0                      61                    61
                                                ---                   -----                 -----
                          Total                 234                   1,470                 1,704

                                           Company-owned            Franchised
        Developing Markets                  Restaurants             Restaurants             Total
        ------------------                  -----------             -----------             -----
        Alabama                                  26                      47                   73
        Arizona                                   0                      66                   66
        California                                0                       8                    8
        Colorado                                  1                      39                   40
        Florida                                  12                       8                   20
        Georgia                                   5                      39                   44
        Illinois                                  2                      19                   21
        Indiana                                   5                       6                   11
        Iowa                                      0                       3                    3
        Kentucky                                 16                      36                   52
        Nebraska                                  0                       6                    6
        Nevada                                    0                      12                   12
        North Carolina                            0                      48                   48
        Ohio                                      0                       5                    5
        South Carolina                            0                      43                   43
        Utah                                      0                       3                    3
        Virginia                                 11                       4                   15
        West Virginia                             0                       1                    1
                                                ---                   -----                -----
                          Total                  78                     393                  471

        Total System                            312                   1,863                2,175

Expansion

        During fiscal year 2000, the Company opened 24 Company-owned restaurants and its franchisees opened 150 restaurants. During fiscal year 2001, the Company plans to open approximately 35 to 40 Company-owned restaurants and anticipates that its franchisees will open at least 160 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. During fiscal year 2000, in addition to entering into new area development agreements providing for the opening of franchised restaurants in certain of the core and developing markets identified above, the Company has entered into area development agreements providing for the development of five franchised restaurants in Idaho during the next three years and nine franchised restaurants in Mexico during the next five years. However, no stores are currently open in those two markets. The ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal year 2001 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company and the Company's franchisees, and the general economic and business conditions to be faced in fiscal year 2001.

     The Company's expansion strategy for Company-owned restaurants involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of developing markets. In addition, the Company may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

Restaurant Design and Construction

     General. The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, the Company has incorporated a drive-through service and patio seating area in most new restaurants. A few Sonic restaurants provide an indoor seating area.

     Retrofit Program. In fiscal year 1997, the Company began implementing a remodeling program to retrofit all Sonic drive-in restaurants. The retrofit includes new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant's building. The Company currently estimates the cost to make a standard retrofit at approximately $58,000 to $70,000 per restaurant. The Company implemented the program on a market-by-market basis, and had accomplished 98% completion of the retrofit program for Company-owned restaurants, and 87% completion for franchised restaurants as of August 31, 2000. All markets now feature the new retrofit signage and trade dress style. As of August 31, 2000, 91% of the Sonic chain featured the new retrofit look.

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

     Each year the Company and its advertising agency (with involvement of the Sonic Franchise Advisory Council) develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company's license agreements, the franchisee must contribute a minimum percentage of the franchisee's gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund directed by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues. Franchisees may elect and frequently do elect to contribute more than the minimum percentage of gross revenues to their local advertising cooperative funds. In 1999, Sonic restaurant owners approved the establishment of a System Marketing Fund which became effective January 1, 2000. The purpose of this fund is to complement local advertising efforts in attracting customers to Sonic restaurants by broadcasting the message of the Sonic brand to a new audience. The primary focus of the fund is to purchase advertising on national cable networks and other national media sponsorship opportunities. The System Marketing Fund is funded by 0.5% of each franchisee's gross revenues, which amount is redistributed from the franchisee's local advertising fund contribution.

     For fiscal year 2000, franchisees participating in cooperatives contributed an average of 3.39% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.25% under most license agreements in effect during that period. As of August 31, 2000, 2,073 Sonic restaurants (95.3% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media (principally television) exceeded $68 million for fiscal year 2000 and is expected to exceed $80 million for fiscal year 2001.

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

     The Company requires its Company-owned and franchised restaurants to participate in purchasing cooperatives. Those cooperatives have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal year 2000, the average cost of food and packaging for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 28% of revenues. The Company believes that negotiating and purchasing food as a system has allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. The reduction in the number of food and paper product distributors to the Sonic chain over the past few years has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

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

     Under the ownership program, a separate limited liability company or general partnership owns and operates each Company-owned restaurant. As members of the limited liability company or partners of the general partnership, the Company owns a majority interest and the managers and supervisors own a minority interest in the restaurant. Ownership equity of a typical established Company-owned restaurant generally is distributed at least 60% to the Company, up to 20% to the manager, and up to 20% to the supervisor. The Company records other members' or partners' interests as a minority interest in earnings of restaurants on its financial statements. Under the standard operating agreement or partnership agreement, the Company has the right to purchase the interest of any other manager or supervisor on short notice. Each supervisor and manager contributes his or her pro rata portion of all start-up costs, which include the required franchise fee, opening inventory, advertising and promotion costs, initial training and insurance costs, and some amounts for working capital. The amount of capital contribution by a supervisor and manager for a restaurant typically equals approximately $10,000 for a 20% interest. Each restaurant usually purchases equipment with funds borrowed from the Company at competitive rates. In most cases, the Company alone owns or leases the land and building and guarantees any third-party lease entered into for the site. The restaurants distribute available cash flow to the supervisors or partners on a monthly basis pursuant to the terms of the operating agreements or partnership agreements.

     Restaurant Personnel. A typical Sonic restaurant is operated by a manager, two assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant.

     Each supervisor has the responsibility of overseeing an average of four to seven Company-owned restaurants. Those supervisors derive their income out of their share of the available cash flow of the restaurants they supervise.

     The Company also employs ten Directors of Operations who oversee supervisors within their respective regions and three Regional Vice Presidents who oversee the Directors of Operations. The Company employs a Senior Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

     Point-of-Sale Systems. The Company utilizes point-of-sale equipment in each of its Company-owned restaurants. During fiscal year 2000, the Company completed the installation of a software enhancement to its existing systems. The enhancement facilitated polling of store level transaction data which the Company uses for daily sales and deposit reporting, payroll reporting, product mix and day part analysis, as well as for other analytical purposes.

     Hours of Operation. Sonic restaurants typically operate seven days a week, from 10:00 a.m. to 11:00 p.m.

     Company-owned Restaurant Data. The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

                                                2000               1999                1998             1997              1996
                                           ---------------------------------------------------------------------------------------
Average Sales per Company-owned
  Restaurant  (in thousands)                    $ 747              $ 702               $ 663            $ 649             $ 601
Number of Restaurants
  Total Open at Beginning of Year                 296                292                 256              231               178
  Newly-Opened and Re-Opened                       24                 37                  50               37                30
  Purchased from Franchisees                        2                  4                  --               --                28
  Sold to Franchisees                              (6)               (36)                (14)              (5)               (4)
  Closed                                           (4)                (1)                 --               (7)               (1)
                                                -----              -----               -----            -----             -----

Total Open at Year End                            312                296                 292              256               231
                                                =====              =====               =====            =====             =====

Franchise Program

     General. During its more than 45 years in operation, the Sonic system has produced a large number of successful multi-unit franchisee groups. Those franchisees continue to develop new restaurants in their franchise territories either through area development agreements or single site development. The Company considers its franchisees a vital part of the Company's continued growth and believes its relationship with its franchisees is good.

     As of August 31, 2000, the Company had 1,863 franchised restaurants operating in 27 states and the Company had entered into area development agreements which contemplate the opening of 109 additional restaurants during fiscal year 2001. However, the Company cannot give any assurance that the Company's franchisees will achieve that number of new restaurants for fiscal year 2001. During fiscal year 2000, the Company's franchisees opened 79 Sonic drive-in restaurants pursuant to existing area development agreements.

     Franchise Agreements. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. In September 1994, the Company began offering a Number 6 License Agreement, which provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 5.0% as the level of gross revenues increases. In September 1998, the Company began offering a Number 6A License Agreement, which provides for the same fees and other general terms of the Number 6 License Agreement, but also provides for mutual rights and obligations between the Company and the franchisees in the event the Company acquires operating restaurants or development sites within a franchisee's protected territory or desires to develop non-traditional restaurant locations within a protected territory. The Number 6A License Agreement requires the Company to offer the franchisee a right of first refusal to acquire the restaurant or site from the Company at its cost with the requirement to convert the restaurant or develop the site into a Sonic restaurant pursuant to the terms of the then current license agreement. Approximately 75% of all Sonic restaurants opening in fiscal year 2001 are expected to open under the Number 6 or Number 6A License Agreement. Pursuant to the terms of existing area development agreements and the outstanding license option agreements described below, approximately 25% of all Sonic restaurants opening in fiscal year 2001 will open under either the Number 5 License Agreement or the Number 5.1 License Agreement. Those agreements each provide for a franchisee fee of $15,000 and an ascending royalty rate beginning at 1.0% of gross revenues and increasing to 4.0% as the level of gross revenues increases. For fiscal year 2000, the Company's average royalty rate equaled 3.06%. The Number 5 License Agreement provides for a term of 15 years, with an option to renew pursuant to the terms of the then current license agreement. The Number 5.1 License Agreement, the Number 6 License Agreement and the Number 6A License Agreement provide for a term of 20 years, with one 10-year renewal option. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

     Because of the graduated percentage royalty rates set forth in the license agreements, in fiscal year 2000, franchised restaurants formerly operating under the Number 4.2 License Agreement had their royalty rates increase to the same rate as the Number 5 License Agreement rate. Beginning in fiscal year 2001 and continuing through fiscal year 2010, a total of 442 additional franchised restaurants currently operating under the Number 4.2 License Agreement will have their royalty rates increase to the same rate as the Number 5 License Agreement rate. In fiscal year 2000, six Number 4 License Agreements expired and the licensed restaurants operating under such agreements renewed their licenses pursuant to the terms of the Number 6A License Agreement. Beginning in fiscal year 2001 and continuing through fiscal year 2010, the terms of the remaining Number 4 License Agreements will expire and the licensed restaurants either will cease operations or renew their licenses pursuant to the terms of the then current license agreement (currently the Number 6A License Agreement). The Company expects that the automatic conversion of the Number 4.2 License Agreements and the renewals of the expiring Number 4 License Agreements will result in an incremental increase in the Company's royalty revenues attributable to the change in royalty rate.

     In July 1998, the Company gave franchisees operating under a Number 1, 4,
4.1 or 5 License Agreement an opportunity to convert the franchisee's agreement to a Number 5.2 License Agreement, effective as of January 1, 1999. The Number
5.2 License Agreement allowed the franchisee with an expiring license agreement the opportunity to elect to renew prior to the actual expiration date and accept the terms of the then current Number 6 License Agreement. The franchisee paid a $1,000 conversion franchisee fee and a higher royalty rate from the time of conversion through the expiration date of the franchisee's original license agreement. Upon the expiration of the original term of the franchisee's license agreement, the Number 5.2 License Agreement will shift the royalty rate to the Number 6 License Agreement royalty schedule. Approximately 137 Number 1, 4, 4.1 and 5 License Agreements were converted to the Number 5.2 License Agreement.

     Area Development Agreements. The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While existing franchisees continue to expand on a single restaurant basis, approximately 53% of the new franchised restaurants opened during fiscal year 2000 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

     During fiscal year 2000, the Company entered into 32 new area development agreements calling for the opening of 168 Sonic drive-in restaurants during the next five years. As of August 31, 2000, the Company had a total of 102 area development agreements in effect, calling for the development of 456 additional Sonic drive-in restaurants during the next six years. Of the 93 restaurants scheduled to open during fiscal year 2000 under area development agreements in place at the beginning of that fiscal year, 79 (or 85%) opened during the period.

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

     Option Agreements. In connection with the Company's introduction of a new Number 6 License Agreement in fiscal year 1995, the Company offered its existing franchisees the opportunity to acquire options to purchase the Number 5.1 License Agreement for new Sonic drive-in restaurants developed by the franchisee (the "Number 5.1 Options").

The Number 5.1 License Agreement has a lower initial franchise fee and royalty rate than the Number 6 License Agreement. Unlike the area development agreements described above, the options do not cover any specific location. The Company currently is not offering additional option agreements to its franchisees and, as the options expire or the franchisees exercise them, the number of outstanding options will decrease over time. As of August 31, 2000, the Company had 40 Number 5.1 Options outstanding, all of which will expire December 31, 2000.

     Franchised Restaurant Development. The Company furnishes each franchisee with assistance in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee's restaurant locations, but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. The Company provides its franchisees with the physical specifications for the typical Sonic drive-in restaurants.

     Franchisee Financing. The Company has entered into an agreement with Franchise Finance Company of America ("FFCA"), pursuant to which FFCA may make loans to current Sonic franchisees who meet certain underwriting criteria set by FFCA. Under the terms of the agreement with FFCA, the Company may provide a guaranty of 10% of the outstanding balance of a loan from FFCA to the Sonic franchisee. The Company retains the absolute right to determine which loans it will guarantee and to impose any conditions the Company may deem appropriate.

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

     Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, the Company provides various other services to its franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support new franchisees with guidance and training in the opening of their first three Sonic restaurants (3) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (4) financing through third party sources to qualified franchisees for purchasing restaurant equipment; and
(5) one-stop shopping for all equipment needed to open a new restaurant through
N. Wasserstrom & Sons, Inc. in Columbus, Ohio, and Concept Services, Inc. in Austin, Texas. The Company's field services organization consists of 13 field service consultants, 11 field marketing representatives, and 3 new franchise consultants, all with responsibility for defined geographic areas. The field service representatives provide operational services and support for the Company's franchisees, while the field marketing representatives assist the franchisees with the development of local market promotional activities. New franchise consultants support the on-boarding of new franchisees from training through the first months following the opening of each of the franchisee's first three Sonic restaurants. The Company also has five real estate directors who assist the franchisees with the identification of trade areas for new restaurants, the franchisees' selection of sites for their restaurants, and the approval of those sites by the Company. Six other field representatives provide a variety of other services to franchisees.

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

     Reporting. The Company collects monthly sales and other operating information from its franchisees. The Company has agreements with 129 or 7% of its franchisees permitting the Company to debit electronically the franchisees' bank accounts for the payment of royalties and advertising fund contributions. That system significantly reduces the resources needed to process receivables, improves cash flow, and reduces past-due accounts receivable.

     Franchised Restaurant Data. The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company's last five fiscal years.

                                                  2000       1999        1998        1997        1996
                                                ------     ------      ------      ------      ------
Average Sales Per Franchised Restaurant         $  872     $  842      $  775      $  720      $  657
(in thousands)
Number of Restaurants:
Total Open at Beginning of Year                  1,715      1,555       1,424       1,336       1,286
New Restaurants                                    150        139         120          92          81
Sold to the Company                                 (2)        (4)         --          --         (28)
Purchased from the Company                           6         36          14           5           4
Closed and Terminated,
Net of Re-openings                                  (6)       (11)         (3)         (9)         (7)
                                                ------     ------      ------      ------      ------
Total Open at Year End                           1,863      1,715       1,555       1,424       1,336
                                                ======     ======      ======      ======      ======

Equipment Sales

     In fiscal 1996, the Company sold its restaurant equipment division and discontinued that operation. As a result, the Company had no revenues from equipment sales during fiscal years 2000, 1999, 1998 and 1997, compared to approximately $3.7 million during fiscal 1996 (an amount equal to 2.5% of the Company's total consolidated revenues).

Competition

     The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of the Company's primary marketable points of difference with the competition. Several major chains, many of which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company's sales, earnings, and growth. In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

Employees

     As of August 31, 2000, the Company had 258 full-time employees. No collective bargaining agreement covers any of its employees. The Company believes that it has good labor relations with its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed approximately 954 full-time and 8,798 part-time employees as of August 31, 2000, none of whom constitute employees of the Company.


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

     Many owners of Sonic restaurants also must comply with the Family and Medical Leave Act of 1993 (the "FMLA"), which covers employers of 50 or more persons at locations within any 75-mile radius. The FMLA requires covered employers to grant eligible employees up to 12 weeks of unpaid leave for family and medical reasons and to reinstate the employee to the same or an equivalent position at the end of the leave. An employee may take leave for the birth, adoption, or foster care of a child; to care for a spouse, child or parent with a serious health condition; or because of the employee's own serious health condition.

Item 2.  Properties
------   -----------

     Of the 312 Company-owned restaurants operating as of August 31, 2000, the Company operated 112 of them on property leased from third parties and 200 of them on property owned by the Company. The leases expire on dates ranging from 2001 to 2020, with the majority of the leases providing for renewal options.
All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require the Company to maintain the property and pay the cost of insurance and taxes.

     The Company has its principal office located in approximately 64,600 square feet of leased office space in Oklahoma City, Oklahoma, at an effective annual rental rate of $9.15 per square foot and approximately 500 square feet at an effective annual rental rate of $10.50 per square feet. The lease for that property expires in November of 2002. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma, at an annual rental rate of $3.75 per square foot. The lease for the warehouse space expires in December of 2001.

Item 3.  Legal Proceedings
------   -----------------

     The Company is a party to a lawsuit where the damages alleged are in excess of ten percent of the Company's current assets. The Company believes that this case is without merit and will not have a material impact on the Company's financial statements. The Company does not have any other material legal proceedings pending against the Company, any of its subsidiaries, or any of their properties.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     The Company did not submit any matter during the fourth quarter of the Company's last fiscal year to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Company
-------   ---------------------------------

Identification of Executive Officers

  The following table identifies the executive officers of the Company.

Name                          Age      Position                                                   Officer Since
----                          ---      --------                                                   -------------
J. Clifford Hudson            46       Chairman of the Board of Directors and Chief Executive        June 1985
                                       Officer

Kenneth L. Keymer             52       President, Chief Operating Officer and Director               August 1996

Pattye L. Moore               42       Executive Vice President                                      June 1992

Ronald L. Matlock             49       Senior Vice President, General Counsel and Secretary          April 1996

W. Scott McLain               38       Senior Vice President and Chief Financial Officer             April 1996

Frank B. Young, Jr.           49       Senior Vice President of Operations of Sonic                  October 1994
                                       Restaurants, Inc.

G. Dwayne Chambers            35       Vice President of Marketing of Sonic Industries Inc.          June 2000

Donald E. Foringer            48       Vice President of Information Technology                      August 1997

G. Michael Gent               52       Vice President of Corporate Development of Sonic              November 1997
                                       Restaurants, Inc.

Mitchell W. Gregory           36       Vice President of Brand Development of Sonic Industries       August 1999
                                       Inc.

Terry D. Harryman             35       Controller                                                    January 1999

Jill M. Hudson                37       Vice President of Human Resources and Corporate               November 1998
                                       Administration

Stanley S. Jeska              60       Vice President of Franchise Development of Sonic              September 1993
                                       Industries Inc.

Keith O. Jossell              35       Treasurer                                                     August 1999

Norman R. Kaufman             49       Vice President of Operations Services of Sonic                September 1998
                                       Restaurants, Inc.

Michael A. Perry              42       Vice President of Franchise Services of Sonic Industries      March 1998
                                       Inc.

Andrew G. Ritger, Jr.         43       Vice President of Purchasing of Sonic Industries Inc.         January 1996

Nancy L. Robertson            44       Vice President of Corporate Communications                    April 1999

Stephen C. Vaughan            34       Vice President of Planning and Analysis                       January 1996

David A. Vernon               42       Vice President of Franchise Sales of Sonic Industries Inc.    September 1998

Business Experience

     The following sets forth the business experience of the executive officers of the Company for at least the past five years.

     J. Clifford Hudson has served as the Company's Chairman of the Board and Chief Executive Officer since January 2000. He served as President and Chief Executive Officer of the Company from April 1995 until January 2000 and has served as a director of the Company since August 1993. He served as President and Chief Operating Officer of the Company from August 1994 until April 1995, and he served as Executive Vice President and Chief Operating Officer from August 1993 until August 1994. From August 1992 until August 1993, Mr. Hudson served as Senior Vice President and Chief Financial Officer of the Company. Since October 1994, Mr. Hudson has served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms.

     Kenneth L. Keymer has served as the President and Chief Operating Officer of the Company since January 2000. He served as Executive Vice President and as Chief Operating Officer of the Company from January 1998 until January 2000, and has served as a director of the Company since January 1999. He has served as the President and a director of Sonic Industries Inc., the Company's franchise operations subsidiary, since August 1996. From June 1994 to August 1996, Mr. Keymer served as Executive Vice President of Operations for the Memphis, Tennessee region of Perkins Family Restaurants, a subsidiary of Tennessee Restaurant Corporation of Itasca, Illinois.

     Pattye L. Moore has served as Executive Vice President of the Company since January 2000. Ms. Moore served as Senior Vice President of Marketing and Brand Development of the Company from August 1996 until January 2000. From August 1995 until August 1996, Ms. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June 1992 to August 1995.

     Ronald L. Matlock has served as Senior Vice President, General Counsel and Secretary of the Company since January 2000. Mr. Matlock served as Vice President, General Counsel and Secretary of the Company from April 1996 until January 2000. Mr. Matlock has also served as a director of Sonic Restaurants, Inc. and as a director of Sonic Industries Inc. since April 1996. Prior to joining the Company, Mr. Matlock practiced law from January 1995 to April 1996 with the Matlock Law Firm in Oklahoma City, Oklahoma, concentrating in corporate, securities and franchise law.

     W. Scott McLain has served as Senior Vice President and Chief Financial Officer of the Company since January 2000. Mr. McLain served as Vice President of Finance and Chief Financial Officer of the Company from August 1997 until January 2000. From August 1997 until August 1999 he also served as Treasurer of the Company. From April 1996 to August 1997, he served as Vice President of Finance and Treasurer of the Company. From August 1993 until joining the Company, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas.

     Frank B. Young, Jr. has served as Senior Vice President of Operations of Sonic Restaurants, Inc. since January 2000. Mr. Young served as Vice President of Operations of Sonic Restaurants, Inc. from October 1994 to January 2000. From April 1989 until joining the Company, Mr. Young served as the President and sole shareholder of Wendco, Inc. of Madison, Wisconsin, a business consulting firm.

     G. Dwayne Chambers has served as Vice President of Marketing of Sonic Industries Inc. since June 2000, and as the Director of Media and Field Marketing Services from July 1999 until June 2000. Mr. Chambers was with Moroch and Associates, Inc. advertising agency in Dallas, Texas from 1987 until 1999, and was a Vice President and Equity Partner with Moroch and Associates, Inc. from November 1996 to July 1999.

     Donald E. Foringer has served as Vice President of Information Technology since August 1997. From January 1993 to August 1997, Mr. Foringer served as the Director of Information Services for Del Taco, Inc. of Laguna Hills, California.

     G. Michael Gent has served as Vice President of Corporate Development of Sonic Restaurants, Inc. since November 1997. From May 1996 until joining the Company, Mr. Gent served as Vice President of Business Development of Calido Chile Traders Systems, Inc. in Merriam, Kansas. A petition under the Federal bankruptcy laws was filed by Calido Chile Traders Systems, Inc. in October 1997. From September 1995 until May 1996, Mr. Gent provided consulting services for multiple unit franchisors and franchisees. From March 1992 until September 1995, he served as Vice President for Franchise Development of Taco John's International, Inc., in Cheyenne, Wyoming.

     Mitchell W. Gregory has served as Vice President of Brand Development for Sonic Industries Inc. since August 1999. Mr. Gregory served as an Area Vice President of Brand Development for Sonic Industries Inc. from September 1998 until August 1999. From June 1995 until September 1998, Mr. Gregory was Director of Market Research and was also Director of Field Marketing from September 1997 until September 1998 for Sonic Industries Inc.

     Terry D. Harryman has served as Controller of the Company since January 1999. From October 1996 until January 1999, Mr. Harryman served as Director of Tax of the Company. From January 1998 until January 1999, Mr. Harryman also served as Assistant Treasurer of the Company. Mr. Harryman has served as Assistant Treasurer of Sonic Industries Inc. and Sonic Restaurants, Inc. since October 1996. From May 1988 until October 1996, he was with Kerr-McGee Corporation, and served as Senior Research Tax Accountant just prior to joining Sonic.

     Jill M. Hudson has served as Vice President of Human Resources and Corporate Administration of the Company since November 1998. From June 1996 until joining the Company, Ms. Hudson served as a Regional Human Resources Manager of McDonald's Corporation. From June 1993 until June 1996, she served as a Regional Human Resources Supervisor of McDonald's.

     Stanley S. Jeska has served as Vice President of Franchise Development of Sonic Industries Inc. since July 1996 and also served in that capacity from September 1993 until August 1994. Mr. Jeska served as Vice President of Corporate Development for Sonic Restaurants, Inc. from August 1994 until July 1996.

     Keith O. Jossell has served as Treasurer of the Company since August 1999. From June 1997 until August 1999, Mr. Jossell served as Assistant Treasurer of the Company. From January 1996 until May 1997, Mr. Jossell was employed by the Company in the positions of Financial Analyst, Treasury Analyst, then Treasury Manager. From August 1993 until October 1995, Mr. Jossell was the Senior Treasury Analyst for Brinker International, in Dallas, Texas.

     Norman R. Kaufman has served as Vice President of Operations Services for Sonic Restaurants, Inc. since September 1998. From July 1997 to September 1998, Mr. Kaufman served as a Regional Vice President of Sonic Industries, Inc. From June 1993 until joining the Company, he served as the President, Chief Operating Officer, and Director of Sobik's Subs, Inc. in Orlando, Florida.

     Michael A. Perry has served as Vice President of Franchise Services of Sonic Industries Inc. since September 1, 1998. Mr. Perry served as the Vice President of Operations Services of Sonic Restaurants, Inc. from March 1998 until August 1998. From October 1994 until joining the Company, Mr. Perry was a Region Vice President for Au Bon Pain Co., Inc. in Chicago, Illinois.

     Andrew G. Ritger, Jr. has served as Vice President of Purchasing of Sonic Industries Inc. since January 1996. From May 1993 until joining the Company, Mr. Ritger served as Vice President of Purchasing of Fast Food Merchandisers, Inc., a subsidiary of Hardees, Inc. of Rocky Mount, North Carolina.

     Nancy L. Robertson has served as Vice President of Corporate Communications of the Company since April 1999. Ms. Robertson served as Senior Director of Corporate Communications of the Company from September 1997 until April 1999. From September 1994 until August 1997, Ms. Robertson was Director of Corporate Communications of the Company. Ms. Robertson joined the Company as Manager of Corporate Communications in August 1993.

     Stephen C. Vaughan has served as Vice President of Planning and Analysis of the Company since January 1999 and as a Vice President of the Company since August 1997. Mr. Vaughan was Controller of the Company from

January 1996 to January 1999. Mr. Vaughan joined the Company in March 1992 as an internal auditor and became Assistant Controller of the Company in March 1993.

     David A. Vernon has served as Vice President of Franchise Sales for Sonic Industries Inc. since September 1998. Mr. Vernon served as the Director of Franchise Sales for Sonic Industries from December 1996 until August 1998. From January 1996 until December 1996, Mr. Vernon was the Franchise Development Manager for Brinker International, Inc., Dallas, Texas. From February 1990 until January 1996, Mr. Vernon was the Director of Franchise Sales for Pizza Inn, Inc., Dallas, Texas.

                                    PART II
                                    -------

Item 5. Market for the Company's Common Stock and Related Stockholder Matters
------  ---------------------------------------------------------------------

Market Information

     The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company's common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. On November 14, 2000, the Board approved a three-for-two stock split of the outstanding common stock of the Company and declared the record date for such split to be November 24, 2000 and the distribution date to be November 30, 2000. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the November 2000 stock split.

Quarter Ended                 High           Low                 Quarter Ended                  High          Low
-------------                 ----           ---                 -------------                  ----          ---
November 30, 1998            $13.083       $ 8.000               November 30, 1999             $21.833       $15.917
February 28, 1999            $17.083       $13.333               February 28, 2000             $21.250       $16.209
May 31, 1999                 $19.583       $15.833               May 31, 2000                  $21.417       $16.083
August 31, 1999              $21.667       $18.333               August 31, 2000               $22.792       $17.917

Stockholders

     As of November 1, 2000, the Company had 378 record holders of its common stock. As of that date, the Company had approximately 4,700 stockholders, including beneficial owners holding shares in street or nominee names.

Dividends

     The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

Item 6. Selected Financial Data
------  -----------------------

     The following table sets forth selected financial data regarding the financial condition and operating results of the Company. One should read the following information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Company's Consolidated Financial Statements included elsewhere in this report.

                            Selected Financial Data
                     (In thousands, except per share data)

                                                                              Year ended August 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                           2000            1999           1998          1997          1996
-----------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
   Company-owned restaurant sales                        $ 224,880      $ 210,419      $ 182,011     $ 152,739     $ 120,700
   Franchised restaurants:
      Franchise royalties                                   47,595         40,859         32,391        26,764        23,315
      Franchise fees                                         3,717          3,468          2,564         1,702         1,453
   Other                                                     3,864          2,861          2,141         2,813         5,662
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                       280,056        257,607        219,107       184,018       151,130
=============================================================================================================================
   Cost of restaurant sales                                163,570        155,521        135,806       112,588        92,663
   Selling, general and administrative                      27,894         25,543         22,250        19,318        14,498
   Depreciation and amortization                            20,287         18,464         14,790        12,320         8,896
   Minority interest in earnings of restaurants             10,173          8,623          7,904         7,558         4,806
   Provision for impairment of long-lived assets               951          1,519            285           266         8,627
   Special provision for litigation settlement                   -              -          2,700             -             -
   Other operating expenses                                      -              -              -             -         3,101
-----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                       222,875        209,670        183,735       152,050       132,591
=============================================================================================================================
   Income from operations                                   57,181         47,937         35,372        31,968        18,539
   Net interest expense                                      5,186          4,278          2,750         1,558           476
-----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes and cumulative
      effect of change in accounting                      $ 51,995       $ 43,659       $ 32,622      $ 30,410      $ 18,063
-----------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of change
      in accounting                                       $ 32,627       $ 27,396       $ 20,470      $ 19,082      $ 11,244
   Cumulative effect of change in accounting,
      net of taxes and minority interest                         -              -            681             -             -
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                             $ 32,627       $ 27,396       $ 19,789      $ 19,082      $ 11,244
=============================================================================================================================

   Income per share before cumulative effect of
     change in accounting (1):
         Basic                                            $   1.21       $   0.97       $   0.71      $   0.64      $   0.38
         Diluted                                          $   1.17       $   0.94       $   0.69      $   0.63      $   0.37

Balance Sheet Data:
   Working capital (deficit)                              $ (6,371)      $ (7,743)      $ (7,292)     $  3,509      $  3,491
   Property, equipment and capital leases, net             222,318        207,890        188,065       136,522       100,505
   Total assets                                            278,371        256,677        233,180       184,841       147,444
   Obligations under capital leases (including
      current portion)                                       7,299          8,048          8,379         9,183         9,808
   Long-term debt (including current portion)               83,881         72,400         61,518        37,633        12,401
   Stockholders' equity                                    155,263        149,755        132,011       118,174       109,683

(1) Adjusted for a 3-for-2 stock split in 2000 and 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

     This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions.
Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Results of Operations

     The Company derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from initial franchise fees, area development fees, and the selling and leasing of signs and real estate. Costs of Company-owned restaurant sales and minority interest in earnings of restaurants relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company's franchising operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company's revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and franchise royalties are directly affected by the number of franchised restaurant openings.

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

                                       Percentage Results of Operations and Restaurant Data
                                                         ($ in thousands)

                                                                            Year ended August 31,
                                                              -----------------------------------------------
                                                                  2000              1999             1998
                                                              ------------      ------------      -----------
INCOME STATEMENT DATA:
Revenues:
   Company-owned restaurant sales                                     80.3%             81.7%            83.0%
   Franchised restaurants:
      Franchise royalties                                             17.0              15.9             14.8
      Franchise fees                                                   1.3               1.3              1.2
   Other                                                               1.4               1.1              1.0
                                                              ------------      ------------      -----------
                                                                     100.0%            100.0%           100.0%
                                                              ============      ============      ===========
Costs and expenses:
   Company-owned restaurants (1)                                      72.7%             73.9%            74.6%
   Selling, general and administrative                                10.0               9.9             10.2
   Depreciation and amortization                                       7.2               7.2              6.8
   Minority interest in earnings of restaurants (1)                    4.5               4.1              4.3
   Provision for impairment of long-lived assets                       0.3               0.6              0.1
   Other                                                                 -                 -              1.2
Income from operations                                                20.4              18.6             16.1
Net interest expense                                                   1.9               1.7              1.3
Income before cumulative effect of change in accounting               11.7              10.6              9.3
Net income                                                            11.7              10.6              9.0


RESTAURANT OPERATING DATA:
Company-owned restaurants:
   Core markets                                                        234               223              185
   Developing markets                                                   78                73              107
                                                              ------------      ------------      -----------
   All markets (2)                                                     312               296              292
Franchised restaurants (2)                                           1,863             1,715            1,555
                                                              ------------      ------------      -----------
Total                                                                2,175             2,011            1,847
                                                              ============      ============      ===========

System-wide sales                                             $  1,778,828      $  1,588,498      $ 1,333,877
   Percentage increase (3)                                            12.0%             19.1%            16.7%

Average sales per restaurant:
   Company-owned                                              $        747      $        702      $       663
   Franchise                                                           872               842              775
   System-wide                                                         853               823              758


Change in comparable restaurant sales (4):
   Company-owned restaurants:
       Core markets                                                    2.9%              6.3%             5.4%
       Developing markets                                              0.6               9.4             (2.5)
       All markets                                                     2.4               6.9              4.0
   Franchise                                                           3.2               8.3              6.9
   System-wide                                                         3.0               7.9              6.3

____________________
(1)  As a percentage of Company-owned restaurant sales.
(2)  Number of restaurants open at end of year (the allocation of Company-owned restaurants by core and developing markets differs from the table on page two because that table sets forth the numbers by state rather than by television market.)
(3)  Represents percentage increase from the comparable period in the prior year.
(4)  Represents percentage increase for restaurants open in both the reported and prior years.

     Comparison of Fiscal Year 2000 to Fiscal Year 1999. Total revenues increased 8.7% to $280.1 million during fiscal year 2000 from $257.6 million in fiscal year 1999. Company-owned restaurant sales increased 6.9% to $224.9 million in fiscal year 2000 from $210.4 million in fiscal year 1999. Of the $14.5 million increase in Company-owned restaurant sales, $9.5 million was due to the net addition of 20 Company-owned restaurants since the beginning of fiscal year 1999 ($23.2 million from the addition of 67 Company-owned restaurants since the beginning of fiscal year 1999 less $13.7 million from 47 stores sold or closed since the beginning of fiscal year 1999). Average sales increases of approximately 2.4% by stores open throughout the full reporting periods of fiscal years 2000 and 1999 accounted for $5.0 million of the increase. One hundred fifty franchise drive-ins opened in fiscal year 2000 compared to 139 in fiscal year 1999, resulting in a 7.2% increase in franchise fee revenues. Franchise royalties increased 16.5% to $47.6 million in fiscal year 2000, compared to $40.9 million in fiscal year 1999. Of the $6.7 million increase, approximately $2.7 million resulted from the franchise same-store sales growth of 3.2% in fiscal year 2000. The balance of the increase was attributable to additional franchise restaurants in operation, an increase in royalty rates caused by the conversion of some of the Company's older license agreements to newer agreements, and the automatic royalty rate step-up feature contained in many of the Company's older license agreements.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 72.7% in fiscal year 2000, compared to 73.9% in fiscal year 1999. Food and packaging costs decreased 50 basis points, as a percentage of Company-owned restaurant sales, primarily as a result of lower unit costs for dairy goods and other items, which more than offset higher beef costs and an increase in discounting from standard menu pricing. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, decreased 50 basis points from fiscal year 1999. Margins improved as a result of the leverage of operating at higher volumes as well as the impact of the disposal of under-performing restaurants during fiscal year 1999. These improvements helped offset an increase in the average wage rate caused by unfavorable conditions in the labor market, as well as the cost of additional crew level incentives including an assistant manager bonus program and greater access to medical benefits for store-level employees.

     Other operating expenses decreased 20 basis points due to the leveraging of fixed costs over higher volumes and the disposition of under-performing stores. As a result of the increase in restaurant operating margins, minority interest in earnings of restaurants increased 18.0% to $10.2 million in fiscal year 2000, compared to $8.6 million in fiscal year 1999. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurants.

     Selling, general and administrative expenses, as a percentage of total revenues, increased to 10.0% in fiscal year 2000, compared with 9.9% in fiscal year 1999. Management expects selling, general and administrative expenses, as a percentage of revenues, to decrease in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations. Depreciation and amortization expense increased 9.9% to $20.3 million in fiscal year 2000 resulting primarily from new drive-in development as well as store equipment and technology upgrades. Management expects a higher level of depreciation and amortization during fiscal year 2001, reflecting an increase in the number of planned company store openings.

     During fiscal year 2000, two drive-ins became impaired under the guidelines of FAS 121 - "Accounting for the Impairment of Long-Lived Assets," as compared to four drive-ins in fiscal year 1999. In addition, two drive-ins were written down in fiscal year 1999 due to accessibility and expiring lease issues. As a result, the provision for impairment of long-lived assets which reflects the drive-in's carrying cost in excess of the present value of estimated future cash flows decreased 37.4% to $1.0 million in fiscal year 2000, compared to $1.5 million in fiscal year 1999.

     Income from operations increased 19.3% to $57.2 million in fiscal year 2000 from $47.9 million in fiscal year 1999.

     Net interest expense in fiscal year 2000 increased to $5.2 million from $4.3 million in fiscal year 1999. This increase was the result of additional borrowings to fund share repurchases of $29.8 million and capital expenditures of $35.2 million. The Company expects interest expense to increase slightly during fiscal year 2000. The amount of increase will depend on the level of future share repurchases.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal years 2000 and 1999. Net income increased 19.1% to $32.6 million in fiscal year 2000 compared to $27.4 million in fiscal year 1999. Diluted earnings per share increased to $1.17 per share in fiscal year 2000, compared to $.94 per share in fiscal year 1999, for an increase of 24.5%.

     Comparison of Fiscal Year 1999 to Fiscal Year 1998. Total revenues increased 17.6% to $257.6 million during fiscal year 1999 from $219.1 million in fiscal year 1998. Company-owned restaurant sales increased 15.6% to $210.4 million in fiscal year 1999 from $182.0 million in fiscal year 1998. Of the $28.4 million increase in Company-owned restaurant sales, $18.3 million was due to the net addition of 40 Company-owned restaurants since the beginning of fiscal 1998. Average sales increases of approximately 6.9% by stores open throughout the full reporting periods of fiscal years 1999 and 1998 accounted for $10.1 million of the increase. One hundred thirty-nine franchise drive-ins opened in fiscal year 1999 compared to 120 in fiscal year 1998, which contributed to a 35.3% increase in franchise fee revenues. In addition to the larger store count, this increase resulted from a higher proportion of drive-ins opening under the current form of license agreement which requires a $30,000 franchise fee. Franchise royalties increased 26.1% to $40.9 million in fiscal year 1999, compared to $32.4 million in fiscal year 1998. Of the $8.5 million increase, approximately $4.5 million resulted from the franchise same-store sales growth of 8.3% in fiscal year 1999. The balance of the increase was attributable to additional franchise restaurants in operation, an increase in royalty rates caused by the conversion of older license agreements to newer agreements, and the automatic royalty rate step-up feature contained in many of the Company's older license agreements.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.9% in fiscal year 1999, compared to 74.6% in fiscal year 1998. Food and packaging costs decreased 100 basis points as a percentage of Company-owned restaurant sales, as a result of reduced discounting from standard menu pricing as well as overall lower unit costs, particularly lower dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, were down 40 basis points from fiscal year 1998 due to lower pre-opening costs as a result of fewer company store openings and worker's compensation refunds received during the year. Improvements in payroll and employee benefit costs resulting from the leverage of operating at higher volumes were offset by an increase in the average wage rate resulting from unfavorable conditions in the labor market and an increase in the labor hours per store. The increase in labor hours resulted from the Company's continued efforts to provide superior customer service.

     The increase in other operating expenses resulted from higher marketing expenditures, increased landscaping and repair costs associated with the Sonic 2000 retrofit, and higher repair and maintenance costs resulting from the outsourcing of point-of-sale support which was handled internally during fiscal year 1998. The increase in marketing expenditures reflects the Company's commitment to increased media efficiency through its system of advertising cooperatives. As a result of the increase in restaurant operating margins, minority interest in earnings of restaurants increased 9.1% to $8.6 million in fiscal year 1999, compared to $7.9 million in fiscal year 1998. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flow through the minority interest in earnings of restaurants.

     Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.9% in fiscal year 1999, compared with 10.2% in fiscal year 1998. Depreciation and amortization expense increased 24.8% to $3.7 million in fiscal year 1999 resulting primarily from new drive-in development and retrofits of existing restaurants.

     During fiscal year 1999, four drive-ins became impaired under the guidelines of FAS 121 - "Accounting for the Impairment of Long-Lived Assets." Two additional drive-ins were written down due to accessibility expiring lease issues. As a result, a provision for impairment of long-lived assets of approximately $1.5 million was recorded for the drive-in's carrying cost in excess of the present value of estimated future cash flows.

     Income from operations increased 25.9% to $47.9 million in fiscal year 1999 from $38.1 million in fiscal year 1998 (excluding a $2.7 million special provision for litigation settlement recorded in fiscal year 1998).

     Net interest expense in fiscal year 1999 increased to $4.3 million from $2.7 million in fiscal year 1998. This increase was the result of additional borrowings to fund share repurchases of $13.0 million and capital expenditures in excess of cash flow from operating activities.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal years 1999 and 1998. Net income increased 23.6% to $27.4 million in fiscal year 1999 compared to $22.2 million in fiscal year 1998, excluding the special provision for litigation settlement and before the cumulative effect of accounting change. Diluted earnings per share increased to $.94 per share in fiscal year 1999, compared to $.75 per share before cumulative effect of accounting change and the special provision in fiscal year 1998, for an increase of 25.3%.

Liquidity and Sources of Capital

     During fiscal year 2000, the Company opened 24 newly-constructed restaurants and sold a net of four restaurants to franchisees. The Company funded the total capital additions for fiscal year 2000 of $35.2 million, which included the cost of newly-opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company's line of credit. During fiscal year 2000, the Company purchased the real estate for 20 of the 24 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. The Company's board of directors expanded the stock repurchase program during fiscal year 2000, increasing the funds authorized for the repurchase of the Company's common stock from $32 million to $72.8 million. The Company repurchased approximately 1.7 million shares of common stock (as adjusted for the November 2000 stock split)at an aggregate cost of $29.8 million during the year, leaving approximately $20 million available under the share repurchase program as of the end of the fiscal year. As of August 31, 2000, the Company's total cash balance of $3.5 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

     The Company has an agreement with a group of banks which provides the Company with a $60 million line of credit expiring in July of 2002. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of August 31, 2000, the Company's outstanding borrowings under the line of credit were $33.6 million, as well as $0.2 million in outstanding letters of credit. The available line of credit as of August 31, 2000, was $26.2 million.

     The Company plans capital expenditures of approximately $50 million in fiscal year 2001, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation, replacement and testing of existing software. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. As of August 31, 2000, the Company had expensed approximately $0.4 million in connection with the remediation and replacement of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

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

     The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of August 31, 2000 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2000, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $1.3 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $33.6 million as of August 31, 2000. The Company has made certain loans to its store operating partners and franchisees totaling $9.1 million as of August 31, 2000. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of the end of fiscal year 2000 would be immaterial.

     The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, the Company has not committed to purchase any minimum quantities under these arrangements, nor is the Company subject to any liquidating damages under the agreements. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosure
--------------------

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                                   PART III
                                   --------

     Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 2000.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

Financial Statements

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                                                                               Pages
                                                                                                                               -----

          Report of Independent Auditors                                                                                         F-1
          Consolidated Balance Sheets at August 31, 2000 and 1999                                                                F-2
          Consolidated Statements of Income for each of the three years
          in the period ended August 31, 2000                                                                                    F-4
          Consolidated Statements of Stockholders' Equity for each of the three years
          in the period ended August 31, 2000                                                                                    F-5
          Consolidated Statements of Cash Flows for each of the three years
          in the period ended August 31, 2000                                                                                    F-6
          Notes to Consolidated Financial Statements                                                                             F-8

Financial Statement Schedules

     The Company has included the following schedule immediately following this
     Item 14:
                                                                        Page
                                                                        -----
             Schedule II    -     Valuation and Qualifying Accounts     F-28

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

     3.04. Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K filed on June 17, 1997.

     3.05. Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996.

     4.01. Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company's Form 10-K for the fiscal year ended August 31, 1999.

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

     10.25. Sixth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended August 31, 1999.

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

     10.29. Seventh Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association).

     21.01. Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.01 to the Company's Form 10-K for the fiscal year ended August 31, 1996.

     23.01.  Consent of Independent Auditors.

     27.01.  Financial Data Schedule.

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 2000.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, in fiscal year 1998, Sonic Corp. changed its method of accounting for pre-opening and other start-up costs by adopting Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."


                                    ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 13, 2000, except for the second
paragraph of Note 12, as to which the
date is November 14, 2000

                                  Sonic Corp.

                          Consolidated Balance Sheets

                                                                                  August 31,
                                                                            2000            1999
                                                                      ---------------------------
                                                                              (In Thousands)
Assets
Current assets:
 Cash and cash equivalents                                            $    3,477      $    1,612
 Accounts and notes receivable, net                                        9,685           7,652
 Net investment in direct financing and sales-type leases                    625             645
 Inventories                                                               1,677           1,460
 Deferred income taxes                                                       292             567
 Prepaid expenses                                                          1,121             640
                                                                      --------------------------
Total current assets                                                      16,877          12,576


Notes receivable, net                                                      7,679           5,871


Net investment in direct financing and sales-type leases                   7,220           5,795


Property, equipment and capital leases, net                              222,318         207,890


Intangibles and other assets, net                                         24,277          24,545
                                                                      --------------------------
Total assets                                                          $  278,371      $  256,677
                                                                      ==========================

                                  Sonic Corp.

                                                                                  August 31,
                                                                            2000             1999
                                                                    ----------------------------------
                                                                                (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                     $    7,455       $    5,104
 Deposits from franchisees                                                   778              813
 Accrued liabilities                                                      14,363           13,564
 Long-term debt and obligations under capital leases due within
  one year                                                                   652              838
                                                                     -----------------------------
Total current liabilities                                                 23,248           20,319

Obligations under capital leases due after one year                        6,668            7,279
Long-term debt due after one year                                         83,860           72,331
Other noncurrent liabilities                                               6,222            4,489
Deferred income taxes                                                      3,110            2,504
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders' equity:
 Preferred stock, par value $.01; 1,000,000 shares authorized;
  none outstanding                                                             -                -

 Common stock, par value $.01; 40,000,000 shares authorized;
  shares issued 31,324,832 in 2000 and 20,746,462 in 1999                    313              207
 Paid-in capital                                                          69,786           67,212
 Retained earnings                                                       149,478          116,851
                                                                     -----------------------------
                                                                         219,577          184,270
 Treasury stock, at cost; 4,953,309 shares in 2000 and
  2,164,376 shares in 1999                                               (64,314)         (34,515)
                                                                     -----------------------------
Total stockholders' equity                                               155,263          149,755
                                                                     -----------------------------
Total liabilities and stockholders' equity                            $  278,371       $  256,677
                                                                     =============================

See accompanying notes.

                                  Sonic Corp.

                       Consolidated Statements of Income

                                                                            Year ended August 31,
                                                                    2000            1999            1998
                                                            --------------------------------------------
                                                                 (In Thousands, Except Per Share Data)
Revenues:
  Company-owned restaurant sales                              $  224,880      $  210,419      $  182,011
  Franchised restaurants:
    Franchise royalties                                           47,595          40,859          32,391
    Franchise fees                                                 3,717           3,468           2,564
  Other                                                            3,864           2,861           2,141
                                                            --------------------------------------------
                                                                 280,056         257,607         219,107
Costs and expenses:
  Company-owned restaurants:
    Food and packaging                                            58,778          56,048          50,179
    Payroll and other employee benefits                           62,576          59,490          52,310
    Other operating expenses                                      42,216          39,983          33,317
                                                            --------------------------------------------
                                                                 163,570         155,521         135,806

  Selling, general and administrative                             27,894          25,543          22,250
  Depreciation and amortization                                   20,287          18,464          14,790
  Minority interest in earnings of restaurants                    10,173           8,623           7,904
  Provision for impairment of long-lived assets and other            951           1,519             285
  Special provision for litigation settlement                          -               -           2,700
                                                            --------------------------------------------
                                                                 222,875         209,670         183,735
                                                            --------------------------------------------
Income from operations                                            57,181          47,937          35,372

Interest expense                                                   6,234           5,047           3,446
Interest income                                                   (1,048)           (769)           (696)
                                                            --------------------------------------------
Net interest expense                                               5,186           4,278           2,750
                                                            --------------------------------------------
Income before income taxes and cumulative effect
   of change in accounting                                        51,995          43,659          32,622
Provision for income taxes                                        19,368          16,263          12,152
                                                            --------------------------------------------
Income before cumulative effect of change in accounting           32,627          27,396          20,470
Cumulative effect of change in accounting, net of income
   taxes of $404,000 (Note 1)                                          -               -             681
                                                            --------------------------------------------
Net income                                                    $   32,627      $   27,396      $   19,789
                                                            ============================================

Basic income per share:
   Income before cumulative effect of change in
    accounting                                                $     1.21      $      .97      $      .71
   Cumulative effect of change in accounting                           -               -            (.02)
                                                         -----------------------------------------------
   Net income per share - basic                               $     1.21      $      .97      $      .69
                                                         ===============================================
Diluted income per share:
   Income before cumulative effect of change in
    accounting                                                $     1.17      $      .94      $      .69
   Cumulative effect of change in accounting                           -               -            (.02)
                                                         -----------------------------------------------
   Net income per share - diluted                             $     1.17     $       .94     $       .67
                                                         ===============================================

See accompanying notes.

                                  Sonic Corp.

                Consolidated Statements of Stockholders' Equity

                                               Common Stock                                        Treasury Stock
                                               ------------          Paid-in       Retained        --------------
                                           Shares         Amount     Capital       Earnings     Shares       Amount
                                         --------------------------------------------------------------------------
                                                                        (In Thousands)
Balance at August 31, 1997                      13,532      $135       $59,891        $ 69,666      807    $(11,518)

Exercise of common stock options                   187         2         2,690               -        -           -
Tax benefit related to exercise of
 employee stock options                              -         -         1,356               -        -           -
Purchase of treasury stock                           -         -             -               -      414      (9,998)
Three-for-two stock split, including
 $2,000 paid in cash for fractional
 shares                                          6,835        69           (71)              -      471           -
Net income                                           -         -             -          19,789        -           -
                                             ----------------------------------------------------------------------
Balance at August 31, 1998                      20,554       206        63,866          89,455    1,692     (21,516)

Exercise of common stock options                   192         1         2,367               -        -           -
Tax benefit related to exercise of
 employee stock options                              -         -           979               -        -           -
Purchase of treasury stock                           -         -             -               -      472     (12,999)
Net income                                           -         -             -          27,396        -           -
                                             ----------------------------------------------------------------------
Balance at August 31, 1999                      20,746       207        67,212         116,851    2,164     (34,515)

Exercise of common stock options                   137         2         1,911               -        -           -
Tax benefit related to exercise of
 employee stock options                              -         -           767               -        -           -
Purchase of treasury stock                           -         -             -               -    1,138     (29,799)
Three-for-two stock split                       10,442       104          (104)              -    1,651           -
Net income                                           -         -             -          32,627        -           -
                                         --------------------------------------------------------------------------
Balance at August 31, 2000                      31,325      $313       $69,786        $149,478    4,953    $(64,314)
                                         ==========================================================================

                                  Sonic Corp.

                     Consolidated Statements of Cash Flows

                                                                     Year ended August 31,
                                                            2000             1999             1998
                                                          ------------------------------------------
                                                                     (In Thousands)
Cash flows from operating activities
Net income                                                $ 32,627         $ 27,396         $ 19,789
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Cumulative effect of change in accounting                    -                -              681
    Depreciation                                            18,369           16,673           13,218
    Amortization                                             1,918            1,791            1,572
    (Gains) losses on dispositions of assets                    63              885             (282)
    Amortization of franchise and development fees          (3,705)          (3,468)          (2,564)
    Franchise and development fees collected                 3,930            3,548            2,771
    Provision (benefit) for deferred income taxes,
     net of $404,000 credit in 1998                            881           (1,362)           2,643
    Provision for impairment of long-lived assets              951            1,519              285
    Tax benefit related to exercise of employee
     stock options                                             767              979            1,356
    Other                                                      (19)              63               60
    (Increase) decrease in operating assets:
      Accounts and notes receivable                         (2,245)             726             (632)
      Refundable income taxes                                    -            2,413               76
      Inventories and prepaid expenses                        (690)            (457)            (309)
    Increase (decrease) in operating liabilities:
      Accounts payable                                       2,342           (5,636)           6,105
      Accrued and other liabilities                          1,420            2,287            2,277
                                                          ------------------------------------------
Total adjustments                                           23,982           19,961           27,257
                                                          ------------------------------------------
Net cash provided by operating activities                   56,609           47,357           47,046

Cash flows from investing activities
Purchases of property and equipment                        (35,151)         (45,711)         (66,982)
Investments in direct financing leases                      (2,713)          (3,937)          (1,624)
Collections on direct financing leases                       1,353            2,423            1,244
Proceeds from dispositions of assets                           933            5,630            1,745
Increase in intangibles and other assets                    (2,036)          (6,014)          (1,697)
                                                          ------------------------------------------
Net cash used in investing activities                      (37,614)         (47,609)         (67,314)

(Continued on following page)

                                  Sonic Corp.

                                                                  Year ended August 31,
                                                              2000             1999             1998
                                                  --------------------------------------------------
                                                                     (In Thousands)
Cash flows from financing activities
Proceeds from long-term borrowings                       $ 124,155        $ 105,750        $ 105,500
Payments on long-term debt                                (112,674)         (94,868)         (81,615)
Purchases of treasury stock                                (29,799)         (12,999)          (9,998)
Payments on capital lease obligations                         (725)            (989)          (1,041)
Exercises of stock options                                   1,913            2,368            2,692
Other                                                            -                -               (2)
                                                         -------------------------------------------
Net cash provided by (used in) financing activities        (17,130)            (738)          15,536
                                                         -------------------------------------------

Net increase (decrease) in cash and cash equivalents         1,865             (990)          (4,732)

Cash and cash equivalents at beginning of the year           1,612            2,602            7,334
                                                         -------------------------------------------
Cash and cash equivalents at end of the year             $   3,477        $   1,612        $   2,602
                                                         ===========================================


Supplemental cash flow information
Cash paid during the year for:
 Interest (net of amounts capitalized)                   $   6,147        $   4,814        $   2,271
 Income taxes (net of refunds)                              18,649           12,876            8,030
Additions to capital lease obligations                         294              879              249
Accounts and notes receivable and decrease in
 capital lease obligations from property and
 equipment sales                                             1,553            3,685            1,330

See accompanying notes.

                                  Sonic Corp.

                   Notes to Consolidated Financial Statements

                         August 31, 2000, 1999 and 1998

                       (In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the "Company") operates and franchises a chain of quick-service drive-in restaurants in the United States. It derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also leases signs and real estate. The Company grants credit to its operating partners and its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned, Company-operated restaurants, organized principally as general partnerships. All significant intercompany accounts and transactions have been eliminated.

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

                                  Sonic Corp.

                      (In Thousands, Except Share Data)

1.  Summary of Significant Accounting Policies (continued)

Property, Equipment and Capital Leases

Property and equipment are recorded at cost, and leased assets under capital leases are recorded at the present value of future minimum lease payments. Depreciation of property and equipment and capital leases are computed by the straight-line method over the estimated useful lives or initial terms of the leases, respectively.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual restaurant. The Company's primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by either calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants or appraisals.

Assets held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or independent assessments of the assets' estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

Pre-Opening Costs

Prior to fiscal year 1998, the Company capitalized certain direct costs associated with opening new restaurants and amortized these costs over the first twelve months of restaurant operations. Effective September 1, 1997, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that pre-opening and other start-up costs be expensed as incurred. The cumulative effect of adopting SOP 98-5 resulted in a charge to operations for the unamortized balance of pre-opening and other start-up costs as of August 31, 1997 of $681 or $.02 per share (diluted), net of income tax effects of $404 and minority interest of $248.

                                  Sonic Corp.

                      (In Thousands, Except Share Data)

1.  Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Trademarks, trade names and goodwill are amortized on the straight-line method over periods not exceeding forty years. Franchise agreements, other intangibles and deferred costs included in other assets are amortized on the straight-line method over the expected period of benefit, not exceeding fifteen years. The Company assesses the recoverability of intangible assets, including goodwill, by determining whether the asset balance can be recovered over its remaining life through undiscounted future operating cash flows of the related acquired asset or corporate entity, as applicable. Enterprise-wide goodwill and other intangible assets are assessed at least annually and whenever indicators of impairment, such as a net use of cash flow from operating activities exist. The amount of impairment, if any, would be measured based on projected discounted future operating cash flows, using a discount factor commensurate with the Company's expected rate of return on similar investments.

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

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $11,531, $11,146, and $9,340 for fiscal years 2000, 1999 and 1998, respectively.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

                                  Sonic Corp.

                      (In Thousands, Except Share Data)


2.  Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Year ended August 31,
                                                                2000             1999            1998
                                                   --------------------------------------------------
Numerator:
   Net income                                            $    32,627      $    27,396     $    19,789

Denominator:
   Weighted average shares outstanding - basic            26,930,968       28,272,567      28,661,054
   Effect of dilutive employee stock options               1,032,135          927,647         946,571
                                                   --------------------------------------------------
   Weighted average shares - diluted                      27,963,103       29,200,214      29,607,625
                                                   ==================================================

Net income per share - basic                             $      1.21      $      0.97     $      0.69
                                                   ==================================================
Net income per share - diluted                           $      1.17      $      0.94     $      0.67
                                                   ==================================================

Anti-dilutive employee stock options excluded                301,638          187,364         130,242
                                                   ==================================================

3.  Impairment of Long-Lived Assets

As of August 31, 2000 and 1999, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $4,229 and $5,561 respectively. During fiscal years 2000 and 1999, the Company performed quarterly analyses of these and other restaurants which had incurred operating losses. As a result of these analyses, the Company determined that certain restaurants with then-existing carrying amounts of $1,047 and $1,698, respectively, were impaired and wrote them down by $951 and $1,519, respectively, to their fair values. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of August 31, 2000 are expected to be recovered. However, it is reasonably possible that the estimate of cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2000 and 1999:

                                                                  2000          1999
                                                                ------------------------
Royalties and other trade receivables                             $5,168          $3,759
Notes receivable--current                                          1,223           1,573
Other                                                              3,417           2,409
                                                                ------------------------
                                                                   9,808           7,741
Less allowance for doubtful accounts and notes receivable            123              89
                                                                ------------------------
                                                                  $9,685          $7,652
                                                                ========================

Notes receivable--noncurrent                                      $7,898          $6,062
Less allowance for doubtful notes receivable                         219             191
                                                                ------------------------
                                                                  $7,679          $5,871
                                                                ========================

As of August 31, 2000 and 1999, notes receivable from one franchisee totaled $4,007 and $4,262 respectively.


5. Intangibles and Other Assets

Intangibles and other assets consist of the following at August 31, 2000 and 1999:

                                                                   2000             1999
                                                                ---------------------------
Trademarks, trade names, and goodwill                               $29,838         $28,373
Franchise agreements                                                  1,870           1,870
Other intangibles and other assets                                    2,535           3,022
                                                                ---------------------------
                                                                     34,243          33,265
Less accumulated amortization                                         9,966           8,720
                                                                ---------------------------
                                                                    $24,277         $24,545
                                                                ===========================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

6. Leases

Description of Leasing Arrangements

The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next fifteen years. The equipment portions of these leases are classified principally as direct financing or sales-type leases and expire principally over the next ten years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next twenty years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

Direct Financing and Sales-type Leases

Components of net investment in direct financing and sales-type leases are as follows at August 31, 2000 and 1999:

                                                                            2000            1999
                                                                --------------------------------
Minimum lease payments receivable                                        $13,189         $10,800
Less unearned income                                                       5,344           4,360
                                                                --------------------------------
Net investment in direct financing and sales-type leases                   7,845           6,440
Less amount due within one year                                              625             645
                                                                --------------------------------
Amount due after one year                                                $ 7,220         $ 5,795
                                                                ================================

Initial direct costs incurred in the negotiation and consummation of direct financing and sales-type lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

6.  Leases (continued)

Future minimum rental payments receivable are as follows:

                                                        Direct Financing
                                            Operating    and Sales-Type
                                       ---------------------------------

Year ending August 31:
   2001                                      $ 1,217             $ 1,668
   2002                                        1,236               1,636
   2003                                          780               1,602
   2004                                          745               1,554
   2005                                          756               1,511
   Thereafter                                  5,981               5,218
                                       ---------------------------------
                                              10,715              13,189
Less unearned income                               -               5,344
                                       ---------------------------------
                                             $10,715             $ 7,845
                                       =================================

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2000 and 1999:

                                                      2000            1999
                                                   --------------------------

Total minimum lease payments                          $11,754         $13,020
Less amount representing interest                       4,455           4,972
                                                   --------------------------
Present value of net minimum lease payments             7,299           8,048
Less amount due within one year                           631             769
                                                   --------------------------
Amount due after one year                             $ 6,668         $ 7,279
                                                   ==========================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

6.  Leases (continued

Maturities of these obligations under capital leases, including interest averaging 12% in fiscal years 2000 and 1999, and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                 Operating        Capital
                                               --------------------------

   Year ending August 31:
    2001                                          $ 3,097         $ 1,367
    2002                                            3,003           1,316
    2003                                            2,389           1,275
    2004                                            2,330           1,226
    2005                                            2,270           1,135
    Thereafter                                     15,280           5,435
                                               --------------------------
                                                   28,369          11,754
    Less amount representing interest                   -           4,455
                                               --------------------------
                                                  $28,369         $ 7,299
                                               ==========================

Total minimum lease payments do not include contingent rentals on capital leases which have not been material.

Total rent expense for all operating leases consists of the following:

                                                Year ended August 31,
                                        2000            1999            1998
                                    ------------------------------------------

Minimum rentals                        $3,810           $3,573          $3,323
Contingent rentals                        126              134             159
Sublease rentals                         (135)            (176)           (134)
                                    ------------------------------------------
                                       $3,801           $3,531          $3,348
                                    ==========================================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2000 and 1999:

                                                                       2000            1999
                                                                --------------------------------
Home office:
 Land and leasehold improvements                                        $  1,530        $  1,482
 Computer and other equipment                                             22,501          20,420
Restaurants, including those leased to others:
 Land                                                                     65,224          57,066
 Buildings                                                               114,709         101,471
 Equipment                                                                73,017          67,084
                                                                --------------------------------
Property and equipment, at cost                                          276,981         247,523
Less accumulated depreciation                                             60,296          45,838
                                                                --------------------------------
Property and equipment, net                                              216,685         201,685

Leased restaurant buildings and equipment under capital leases,
 including those held for sublease                                         9,763          10,222
Less accumulated amortization                                              4,130           4,017
                                                                --------------------------------
Capital leases, net                                                        5,633           6,205
                                                                --------------------------------
Property, equipment and capital leases, net                             $222,318        $207,890
                                                                ================================

Land, buildings and equipment with a carrying amount of $29,140 at August 31, 2000 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $3,234 at August 31, 2000. As of August 31, 2000, the Company had restaurants under construction with costs to complete which aggregated $4,425.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

8.  Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2000 and 1999:

                                                        2000            1999
                                              --------------------------------

Wages and other employee benefits                      $ 3,734         $ 2,881
Taxes, other than income taxes                           4,941           4,332
Income taxes payable                                     1,629           2,558
Accrued interest                                         1,563           1,476
Other                                                    2,496           2,317
                                              --------------------------------
                                                       $14,363         $13,564
                                              ================================

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2000 and 1999:

                                                       2000            1999
                                              --------------------------------

Senior unsecured notes (A)                             $50,000         $50,000
Borrowings under line of credit (B)                     33,550          22,000
Other                                                      331             400
                                              --------------------------------
                                                        83,881          72,400
Less long-term debt due within one year                     21              69
                                              --------------------------------
Long-term debt due after one year                      $83,860         $72,331
                                              ================================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

9.  Long-Term Debt (continued)

(A) The Company has $50,000 of senior unsecured notes with $20,000 of Series A notes maturing in 2003 and $30,000 of Series B notes maturing in 2005. Interest is payable semi-annually and accrues at 6.65% for the Series A notes and 6.76% for the Series B notes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to total capital and fixed charge coverage and limits additional borrowings.

(B) The Company has an agreement (as amended) with a group of banks which provides for a $60,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2002. The agreement allows for annual renewal options, subject to approval by the banks. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 2000, the Company's effective borrowing rate was 7.7%. As of August 31, 2000 there were $150 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

Maturities of long-term debt for each of the five years after August 31, 2000 are $21 in 2001, $33,573 in 2002, $20,025 in 2003, $27 in 2004, $30,030 in 2005,
and $205 thereafter.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2000 and 1999:

                                                                 2000            1999
                                                     --------------------------------
Minority interest in consolidated restaurants                  $4,047          $3,093
Deferred area development fees                                  1,009             749
Other                                                           1,166             647
                                                     --------------------------------
                                                               $6,222          $4,489
                                                     ================================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

11.  Income Taxes

The components of the provision for income taxes related to income before cumulative effect of change in accounting principle consists of the following:

                                                                   Year ended August 31,
                                                              2000            1999             1998
                                                  -------------------------------------------------
Current:
 Federal                                                   $17,182         $16,448          $ 9,010
 State                                                       1,305           1,177               95
                                                  -------------------------------------------------
                                                            18,487          17,625            9,105

Deferred:
 Federal                                                       766          (1,184)           2,614
 State                                                         115            (178)             433
                                                  -------------------------------------------------
                                                               881          (1,362)           3,047
                                                  -------------------------------------------------
Provision for income taxes                                 $19,368         $16,263          $12,152
                                                  =================================================

The provision for income taxes on income before cumulative effect of change in accounting principle differs from the amount computed by applying the statutory federal income tax rate due to the following:

                                                                Year ended August 31,
                                                              2000            1999            1998
                                                  ------------------------------------------------
Amount computed by applying a tax rate of 35%              $18,198         $15,281         $11,418
State income taxes (net of federal income tax
 benefit)                                                      923             650             343
Other                                                          247             332             391
                                                  ------------------------------------------------
Provision for income taxes                                 $19,368         $16,263         $12,152
                                                  ================================================

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

11. Income Taxes (continued)

Deferred tax assets and liabilities consist of the following at August 31, 2000 and 1999:

                                                                            2000             1999
                                                                ---------------------------------
Deferred tax assets:
 Allowance for doubtful accounts and notes receivable                    $   131          $   107
 Property, equipment and capital leases                                      174              412
 Accrued litigation costs                                                    296              315
 State net operating losses                                                1,400            1,600
 Other                                                                       224               81
                                                                ---------------------------------
                                                                           2,225            2,515
 Valuation allowance                                                      (1,400)          (1,600)
                                                                ---------------------------------
Deferred tax assets                                                          825              915

Less deferred tax liabilities:
 Net investment in direct financing and sales-type leases,
  including differences related to capitalization and
  amortization                                                             1,567              915
 Investment in partnerships, including differences in
  capitalization and depreciation related to direct financing and sales-type leases and different year ends for financial
  and tax reporting purposes                                               1,564            1,779
 Intangibles and other assets                                                334              135
 Other                                                                       178               23
                                                                ---------------------------------
Deferred tax liabilities                                                   3,643            2,852
                                                                ---------------------------------
Net deferred tax liabilities                                             $(2,818)         $(1,937)
                                                                =================================

State net operating loss carryfowards expire generally beginning in 2010.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12.  Stockholders' Equity

On April 30, 1998, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 10,252,643 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $.01. An aggregate amount equal to the par value of the common stock issued plus cash paid in lieu of fractional shares of $71 was reclassified from paid-in capital to common stock.

On November 14, 2000, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 10,441,611 shares of common stock are expected to be issued on November 30, 2000 in connection with the split. The stated par value of each share was not changed from $.01. An aggregate amount equal to the par value of the common stock issued of $104 will be reclassified from paid-in capital to common stock.

All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been adjusted to reflect both stock splits on a retroactive basis.

Stock Purchase Plan

The Company has an employee stock purchase plan for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase under this plan is limited to 337,500 shares. The purchase price will be between 85% and 100% of the stock's fair market value. Such price will be determined by the Company's board of directors.

Stock Options

The Company has an Incentive Stock Option Plan (the "Incentive Plan") and a Directors' Stock Option Plan (the "Directors' Plan"). Under the Incentive Plan, the Company is authorized to grant options to purchase up to 4,207,500 shares of the Company's common stock to officers and key employees of the Company and its subsidiaries. Under the Directors' Plan, the Company is authorized to grant options to purchase up to 506,250 shares of the Company's common stock to the Company's outside directors. The exercise price of the options to be granted is equal to the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Company's Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans.
All options expire at the earlier of termination of employment or ten years after the date of grant.

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

Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2000, 1999, and 1998 respectively: risk-free interest rates of 6.6%, 5.2%, and 5.7%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 45.7%, 42.1%, and 40.0%; and a weighted average expected life of the options of 4.5, 5.0 and 5.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended August 31 follows:

                                                 2000       1999         1998
                                               -------------------------------

Pro forma net income                            $29,912    $25,370      $18,394
Pro forma net income per share-diluted          $  1.07    $   .87      $   .62

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12.  Stockholders' Equity (continued)

A summary of the Company's stock option activity (adjusted for the stock splits), and related information for the years ended August 31 follows:

                                                2000                            1999                        1998
                                    -----------------------------     ------------------------     -------------------------
                                                        Weighted                     Weighted                      Weighted
                                                         Average                     Average                       Average
                                                        Exercise                     Exercise                      Exercise
                                        Options           Price        Options        Price          Options        Price
                                    ----------------------------------------------------------------------------------------
Outstanding--beginning of year            2,781,716        $10.70      2,647,155        $ 8.91       2,692,984        $ 7.60
Granted                                     566,814         19.77        542,739         18.21         582,520         13.51
Exercised                                  (205,152)         9.33       (288,384)         8.21        (385,373)         6.99
Forfeited                                   (32,552)        18.34       (119,794)        11.13        (242,976)         8.46
                                    ---------------                   ----------                   -----------
Outstanding--end of year                  3,110,826        $12.36      2,781,716        $10.70       2,647,155        $ 8.91
                                    ===============                   ==========                   ===========

Exercisable at end of year                2,043,673        $ 9.27      1,719,669        $ 8.09       1,461,661        $ 7.42
                                    ===============                   ==========                   ===========

Weighted average fair value of
 options granted during the year         $     9.16                   $     8.08                    $     5.91

A summary of the Company's options as of August 31, 2000 follows:

                                      Options Outstanding                        Options Exercisable
                       -----------------------------------------------    --------------------------------
                                            Weighted
                                            Average          Weighted                           Weighted
                                           Remaining         Average                             Average
Range of Exercise         Number of       Contractual        Exercise        Number of          Exercise
 Prices                    Options        Life (Yrs.)         Price           Options             Price
----------------------------------------------------------------------------------------------------------
$ 4.44 to $ 6.72             549,585               3.6          $ 5.98           549,585            $ 5.98
$ 7.04 to $ 8.30             546,741               5.2            7.87           546,741              7.87
$ 8.56 to $ 8.59             294,890               5.7            8.56           294,890              8.56
$ 9.50 to $12.88             400,620               6.7           10.96           313,834             10.61
$14.33 to $16.46             291,212               7.7           14.33           186,879             14.33
$18.81 to $21.38           1,027,778               9.2           19.26           151,744             18.61
                       -------------    --------------    ------------    --------------     -------------
$ 4.44 to $21.38           3,110,826               6.7          $12.36         2,043,673            $ 9.27
                       =============    ==============    ============    ==============     =============

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

12. Stockholders' Equity (continued)

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights expire on June 16, 2007.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. At August 31, 2000, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee's salary may be paid in the form of a bonus.

                                  Sonic Corp.

                       (In Thousands, Except Share Data)

13. Net Revenue Incentive Plan (continued)

The Company recognized as expense incentive bonuses of $1,606, $1,398, and $1,137 during fiscal years 2000, 1999 and 1998, respectively.

14. Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $4,661 at August 31, 2000 due to loss of employment in the event of a change in control (as defined in the contracts).

15. Contingencies

During fiscal year 1999, the Texas Supreme Court (the "Court") denied the Company's motion for rehearing of the application for a writ of error regarding the Texas Court of Appeals' reversal of the district court's judgment notwithstanding the verdict which reinstated the jury's verdict of $782 of actual damages, $1,000 of punitive damages, and interest in an action in which the plaintiffs claimed a subsidiary of the Company interfered with the contractual relations of the plaintiffs. The Court refused to exercise its discretionary jurisdiction to consider the decision of the Texas Court of Appeals. In connection with the denial, the Company recorded a $2,700 provision for litigation. The judgment was paid in full as of August 31, 1999.

The Company has contingent liabilities for taxes, lawsuits and various other matters occurring in the ordinary course of business. The Company is party to a lawsuit where the damages alleged are in excess of ten percent of the Company's current assets. The Company believes that this case is without merit and that the resolution of this and other contingencies will not have a material adverse effect on the Company's financial position or results of operations.

The Company has entered into agreements with several lenders pursuant to which such lenders may make loans to qualified franchisees. Under the terms of these agreements, the Company provides certain guarantees of a portion of the outstanding balances of the loans to franchisees. In addition, the Company has other repurchase obligations related to a franchisee's restaurant development loans. At August 31, 2000, these guarantees totaled $5,574, none of which were in default.

                                  Sonic Corp.
            Notes to Consolidated Financial Statements (continued)

                       (In Thousands, Except Share Data)

16.  Selected Quarterly Financial Data (Unaudited)



                                              First Quarter    Second Quarter   Third Quarter   Fourth Quarter      Full Year
                                              2000   1999       2000     1999     2000   1999     2000    1999    2000     1999
                                             -------------------------------------------------------------------------------------
Income statement data:
  Company-owned restaurant sales             $52,898  $48,713  $46,907  $44,219  $60,390 $57,844 $64,685 $59,643 $224,880 $210,419
  Other                                       12,996   10,909   11,473    9,988   13,905  11,928  16,802  14,363   55,176   47,188
                                             -------------------------------------------------------------------------------------
  Total revenues                              65,894   59,622   58,380   54,207   74,295  69,772  81,487  74,006  280,056  257,607

  Company-owned restaurants operating
   expenses                                   38,659   37,695   35,712   34,037   42,880  40,991  46,319  42,798  163,570  155,521
  Selling, general and administrative          6,442    5,444    6,776    5,940    7,090   6,850   7,586   7,309   27,894   25,543
  Other                                        7,705    6,011    6,388    6,257    8,344   8,223   8,974   8,115   31,411   28,606
                                             -------------------------------------------------------------------------------------
  Total expenses                              52,806   49,150   48,876   46,234   58,314  56,064  62,879  58,222  222,875  209,670
                                             -------------------------------------------------------------------------------------
  Income from operations                      13,088   10,472    9,504    7,973   15,981  13,708  18,608  15,784   57,181   47,937

  Interest expense, net                        1,134    1,022    1,249    1,123    1,454   1,099   1,349   1,034    5,186    4,278
                                             -------------------------------------------------------------------------------------
  Income before income taxes                  11,954    9,450    8,255    6,850   14,527  12,609  17,259  14,750   51,995   43,659
 Provision for income taxes                    4,453    3,520    3,075    2,552    5,411   4,697   6,429   5,494   19,368   16,263
                                             -------------------------------------------------------------------------------------
  Net income                                 $ 7,501  $ 5,930  $ 5,180  $ 4,298  $ 9,116 $ 7,912 $10,830 $ 9,256 $ 32,627 $ 27,396
                                             =====================================================================================
  Net income per share:
    Basic                                    $   .27  $   .21  $   .19  $   .15  $   .34 $   .28 $   .41 $   .33 $   1.21 $    .97
    Diluted                                  $   .26  $   .20  $   .18  $   .15  $   .33 $   .27 $   .40 $   .32 $   1.17 $    .94
  Weighted average shares outstanding:
    Basic                                     27,743   28,321   27,154   28,417   26,500  28,362  26,327  27,991   26,931   28,273
    Diluted                                   28,828   28,934   28,155   29,340   27,477  29,395  27,392  29,131   27,963   29,200

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

The following methods and assumptions were used by the Company in estimating its fair values of financial instruments:

     Cash and cash equivalents--Carrying value approximates fair value due to the short duration to maturity.

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

     As of August 31, 2000 and 1999, carrying values approximate their estimated fair values.

     Borrowed funds--Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

     The carrying amounts and estimated fair values of the Company's fixed rate borrowings at August 31, 2000 were $50,000 and $48,741, respectively, and at August 31, 1999 were $50,000 and $48,541, respectively.

                                  Sonic Corp.

                Schedule II - Valuation and Qualifying Accounts

                                                  Additions        Amounts
                                  Balance at      Charged to     Written Off                      Balance
                                 Beginning of     Costs and      Against the                      at End
        Description                  Year          Expenses       Allowance      Recoveries       of Year
--------------------------------------------------------------------------------------------------------
                                                           (In Thousands)
Allowance for doubtful
 accounts and notes
 receivable
Year ended:
   August 31, 2000                  $  280            $ 60            $  8          $  10         $  342
   August 31, 1999                  $  345            $111            $176          $   -         $  280
   August 31, 1998                  $  273            $ 72            $  -          $   -         $  345

Accrued carrying costs
 for restaurant closings
 and disposals
  Year ended:
   August 31, 2000                  $  747            $367            $296          $   -         $  818
   August 31, 1999                  $1,262            $ 50            $565          $   -         $  747
   August 31, 1998                  $1,126            $285            $149          $   -         $1,262

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 21st day of November, 2000.

                                    Sonic Corp.

                                    By:  /s/ J. Clifford Hudson
                                         ---------------------------------------
                                         J. Clifford Hudson
                                         Chairman and Chief Executive Officer

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

Signature                                               Title                                                  Date
---------                                               -----                                                  ----

J. Clifford Hudson                                      Chairman of the Board of Directors and                 November 21, 2000
----------------------                                  Chief Executive Officer
J. Clifford Hudson, Principal
Executive Officer

/s/ W. Scott McLain                                     Senior Vice President and                              November 21, 2000
-------------------                                     Chief Financial Officer
W. Scott McLain, Principal
 Financial Officer

/s/ Terry D. Harryman                                   Controller                                             November 21, 2000
---------------------
Terry D. Harryman, Principal
 Accounting Officer

/s/ Kenneth L. Keymer                                   President, Chief Operating Officer                     November 21, 2000
---------------------                                   and Director
Kenneth L. Keymer

/s/ Leonard Lieberman                                   Director                                               November 21, 2000
---------------------
Leonard Lieberman

/s/ H. E. Rainbolt                                      Director                                               November 21, 2000
------------------
H.E. Rainbolt

/s/Frank E. Richardson                                  Director                                               November 21, 2000
----------------------
Frank E. Richardson

/s/Robert M. Rosenberg                                  Director                                               November 21, 2000
----------------------
Robert M. Rosenberg

/s/ E. Dean Werries                                     Director                                               November 21, 2000
-------------------
E. Dean Werries

                                 EXHIBIT INDEX
                                 -------------

  Exhibit Number and Description
  ------------------------------


      3.05. Certificate of Amendment of Certificate of Incorporation of the Company, dated March 4, 1996.
     10.29.   Seventh Amendment to the Loan Agreement with Chase Bank of Texas,
              N.A.
     23.01.   Consent of Independent Auditors
     27.01.   Financial Data Schedule