Form 10-Q
period 2000-11-30
SONIC CORP
filed 2001-01-16
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000

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

     As of November 30, 2000, the Registrant had 26,400,677 shares of common stock issued and outstanding (excluding 4,953,309 shares of common stock held as treasury stock).

SONIC CORP.
Index

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	November 30,	August 31,
ASSETS	2000	2000

Current assets:
Cash and cash equivalents	$1,909	$3,477
Accounts and notes receivable, net	10,571	9,685
Other current assets	3,514	3,715

Total current assets	15,994	16,877

Property, equipment and capital leases	294,453	286,744
Less accumulated depreciation and amortization	(68,788)	(64,426)

Property, equipment and capital leases, net	225,665	222,318

Trademarks, trade names and other goodwill	30,300	29,838
Other intangibles and other assets	19,203	19,305
Less accumulated amortization	(10,431)	(9,967)

Intangibles and other assets, net	39,072	39,176

Total assets	$280,731	$278,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,802	$7,455
Deposits from franchisees	735	778
Accrued liabilities	10,056	12,734
Income taxes payable	4,976	1,629
Obligations under capital leases and long-term debt
due within one year	650	652

Total current liabilities	23,219	23,248

Obligations under capital leases due after one year	6,511	6,668
Long-term debt due after one year	78,170	83,860
Other noncurrent liabilities	8,609	9,332

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 40,000,000 shares
authorized; 31,353,986 shares issued (31,324,832 shares
issued at August 31, 2000)	314	313
Paid-in capital	70,241	69,786
Retained earnings	157,981	149,478

	228,536	219,577
Treasury stock, at cost; 4,953,309 common shares (4,953,309
shares at August 31, 2000)	(64,314)	(64,314)

Total stockholders’ equity	164,222	155,263

Total liabilities and stockholders’ equity	$280,731	$278,371

See accompanying notes.

SONIC CORP.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited)
	Three months ended
	November 30,
	2000	1999

Revenues:
Company-owned restaurant sales	$55,562	$52,898
Franchised restaurants:
Franchise royalties	13,460	11,478
Franchise fees	1,084	732
Other	918	786

	71,024	65,894
Cost and expenses:
Company-owned restaurants:
Food and packaging	14,894	13,789
Payroll and other employee benefits	16,150	14,694
Other operating expenses	11,134	10,176

	42,178	38,659

Selling, general and administrative	6,813	6,442
Depreciation and amortization	5,369	4,876
Minority interest in earnings of restaurants	1,895	2,337
Provision for impairment of long-lived assets	-	492

	56,255	52,806

Income from operations	14,769	13,088

Interest expense	1,471	1,332
Interest income	(252)	(198)

Net interest expense	1,219	1,134

Income before income taxes	13,550	11,954
Provision for income taxes	5,047	4,453

Net income	$8,503	$7,501

Net income per share – basic	$.32	$.27

Net income per share – diluted	$.31	$.26

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three months ended
	November 30,
	2000	1999

Cash flows from operating activities:
Net income	$8,503	$7,501
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,369	4,876
Other	(866)	889
Increase in operating assets	(983)	(1)
Increase (decrease) in operating liabilities	(8)	8,117

Total adjustments	3,512	13,881

Net cash provided by operating activities	12,015	21,382

Cash flows from investing activities:
Purchases of property and equipment	(9,114)	(8,077)
Other	924	(542)

Net cash used in investing activities	(8,190)	(8,619)

Cash flows from financing activities:
Payments on long-term debt	(34,374)	(29,279)
Proceeds from long-term borrowings	28,675	26,250
Purchases of treasury stock	-	(8,541)
Other	306	(158)

Net cash used in financing activities	(5,393)	(11,728)

Net increase (decrease) in cash and cash equivalents	(1,568)	1,035
Cash and cash equivalents at beginning of period	3,477	1,612

Cash and cash equivalents at end of period	$1,909	$2,647

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals (and those related to the provision for impairment of long-lived assets in the three months ended November 30, 1999), which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals are based on more limited information at interim reporting dates than at the Company’s fiscal year end. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2000. The results of operations for the three months ended November 30, 2000, are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

Note 2

The Company has contingent liabilities for taxes, lawsuits and various other matters occurring in the ordinary course of business. The company is party to a lawsuit where the damages alleged are in excess of ten percent of the Company’s current assets. The Company believes that this case is without merit and that the resolution of this and other contingencies will not have a material adverse effect on the Company’s financial position or results of operations.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	November 30,
	2000	1999

(In thousands, except per share data)

Numerator:
Net income	$8,503	$7,501
Denominator:
Weighted average shares outstanding – basic	26,384	27,743
Effect of dilutive employee stock options	1,221	1,085

Weighted average shares – diluted	27,605	28,828

Net income per share – basic	$.32	$.27

Net income per share – diluted	$.31	$.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4

Effective January 1, 2001, the Company acquired the operating assets of ten existing franchise restaurants located in Texas for approximately $6 million. The Company also entered into long-term real estate leases on each of these drive-in restaurants.

Independent Accountants’ Review Report

The Board of Directors
Sonic Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of November 30, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sonic Corp. as of August 31, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated October 13, 2000, except for the second paragraph of Note 12, as to which the date is November 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma January 2, 2001

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended
	November 30,
	2000	1999

INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	78.2%	80.3%
Franchised restaurants:
Franchise royalties	19.0	17.4
Franchise fees	1.5	1.1
Other	1.3	1.2

	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.8%	26.1%
Payroll and other employee benefits	29.1	27.8
Other operating expenses	20.0	19.2

	75.9%	73.1%

Selling, general and administrative	9.6	9.8
Depreciation and amortization	7.6	7.4
Minority interest in earnings of restaurants (1)	3.4	4.4
Other
Income from operations	20.8	19.9
Net interest expense	1.7	1.7
Net income	12.0	11.4

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	238	223
Developing markets	81	75

All markets	319	298
Franchise restaurants	1,900	1,744

System-wide restaurants	2,219	2,042

SALES DATA ($ in thousands):
System-wide sales	$449,373	$416,790
Percentage increase (3)	7.8%	15.4%
Average sales per restaurant:
Company-owned	$177	$179
Franchise	209	211
System-wide	204	205
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	(1.8)%	3.6%
Developing markets	(4.1)	(2.0)
All markets	(2.2)	2.4
Franchise	(0.9)	4.9
System-wide	(1.1)	4.6

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of period.
(3)	Represents percentage increase from the comparable period in the prior year.
(4)	Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the First Fiscal Quarter of 2001 to the First Fiscal Quarter of 2000.

Total revenues increased 7.8% to $71.0 million in the first fiscal quarter of 2001 from $65.9 million in the first fiscal quarter of 2000. Company-owned restaurant sales increased 5.0% to $55.6 million in the first fiscal quarter of 2001 from $52.9 million in the first fiscal quarter of 2000. Of the $2.7 million increase, $3.9 million was due to the net addition of 23 Company-owned restaurants since the beginning of fiscal year 2000, partially offset by average sales decreases of approximately 2.2% by stores open the full reporting periods of fiscal year 2001 and 2000 in the amount of $1.2 million. Sales during the latter part of the first fiscal quarter of 2001 were negatively impacted by unseasonably cold and wet weather. The average temperature in the Company’s top 20 markets for November 2000 was 15 degrees below the average temperature of November 1999, and the amount of precipitation was more than three times the same period the year before. Franchise fees increased 48.1% as 40 franchise drive-ins opened in the first fiscal quarter of 2001 compared to 32 in the same quarter of 2000, in addition to more stores opening under the newest license agreement which requires a higher franchise fee. Franchise royalties increased 17.3% to $13.5 million in the first fiscal quarter of 2001, compared to $11.5 million in the first fiscal quarter of 2000. Of the $2.0 million increase, approximately $1.1 million was attributable to additional franchise restaurants in operation. The balance of the increase was primarily attributable to an increase in the royalty rates due to the conversion of some of the Company’s older license agreements to newer agreements and an increase in the number of stores operating under the newest license agreement, which requires a higher royalty rate.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 75.9% in the first fiscal quarter of 2001, compared to 73.1% in the first fiscal quarter of 2000. Food and packaging costs, as a percentage of Company-owned restaurant sales, increased 70 basis points as a result of higher beef, pork, and potato prices, as well as higher packaging costs and increased discounting from standard menu prices. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 130 basis points as a result of an increase in average wage rates, the lack of leverage from lower sales volumes, and increased costs reflecting the Company’s continuing commitment to provide a superior level of customer service through investment in store-level labor and initiatives. Other operating expenses increased 80 basis points as a result of higher costs in several areas including marketing, repair and maintenance, and utilities which were not offset by the leveraging impact of volume increases. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.4% in the first fiscal quarter of 2001, compared to 4.4% in the first fiscal quarter of 2000 as a result of the decrease in restaurant operating profit. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.6% in the first fiscal quarter of 2001, compared with 9.8% in the first fiscal quarter of 2000. Depreciation and amortization expense increased 10.1% or $0.5 million in the first fiscal quarter of 2001 over the comparable quarter in 2000. The increase in depreciation resulted primarily from new drive-in development. Management expects a higher level of depreciation and amortization during fiscal year 2001, reflecting an increase in the number of planned company store openings and the acquisition of ten franchise restaurants in January 2001.

During the first fiscal quarter of 2000, one drive-in in a developing market became impaired under the guidelines of FAS 121 –“Accounting for the Impairment of Ling-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.5 million was recorded for the drive-in’s carrying cost in excess of the present value of estimated future cash flows. During the first fiscal quarter of 2001, no drive-ins became impaired under the guidelines of FAS 121.

Income from operations increased 12.8% to $14.8 million in the first fiscal quarter of 2001 from $13.1 million in the first fiscal quarter of 2000 due primarily to the growth in revenues and other matters discussed above.

Net interest expense in the first fiscal quarter of 2001 increased $0.1 million over the first fiscal quarter of 2000. This increase was the result of additional borrowings to fund, in part, capital additions and share repurchases made during fiscal year 2000. The Company expects interest expense to continue to increase in fiscal year 2001. The amount of the increase will depend on the level of future share repurchases as well as the number of newly-constructed and acquired restaurants.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 2001, consistent with the same period in fiscal year 2000.

Net income increased 13.4% over the comparable period in 2000. Diluted earnings per share increased to $.31 per share in the first fiscal quarter of 2001, compared to $.26 per share in the first fiscal quarter of 2000, for an increase of 19.2%.

Liquidity and Sources of Capital

Net cash provided by operating activities, before working capital changes, increased by $1.5 million or 12.1% during the first fiscal quarter of 2001. Net cash provided by operating activities, after working capital changes, declined by $9.4 million due to the timing of cash flows related to income taxes and accounts payable. During the first fiscal quarter of 2001, the Company opened six newly-constructed restaurants and acquired one existing restaurant from a franchisee. In addition, the Company signed an agreement to acquire the operating assets of ten existing restaurants effective January 1, 2001, from a franchisee for approximately $6 million. The Company funded the total capital additions for the first fiscal quarter of 2001 of $9.1 million (which included the cost of newly-opened restaurants, restaurants under construction, an acquired restaurant, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities. During the three months ended November 30, 2000, the Company purchased the real estate on three of the six newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. In fiscal year 2000, the Company’s board of directors expanded the stock repurchase program, increasing the funds authorized for the repurchase of the Company’s common stock to $72.8 million. As of November 30, 2000, the Company had approximately $20 million available under the repurchase program, at least a portion of which the Company expects to utilize for repurchases during fiscal year 2001. As of November 30, 2000, the Company’s total cash balance of $1.9 million reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.

The Company has an agreement with a group of banks which provides the Company with a $60.0 million line of credit expiring in July of 2002. The Company will use the line of credit to finance the opening of newly-constructed restaurants, retrofit of existing restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. As of November 30, 2000, the Company’s outstanding borrowings under the line of credit were $28.0 million, as well as $0.2 million in outstanding letters of credit. The available line of credit as of November 30, 2000, was $31.8 million.

The Company plans total capital expenditures of approximately $50 million in fiscal year 2001, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

The Company’s exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of November 30, 2000 was $50 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of November 30, 2000, the carrying amount of the Senior Notes exceeded the estimated fair value by approximately $0.4 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $28.0 million as of November 30, 2000. The Company has made certain loans to its store operating partners and franchisees totaling $9.1 million as of November 30, 2000. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of November 30, 2000 would be immaterial.

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

PART II

Item 1. Legal Proceedings

     During the fiscal quarter ended November 30, 2000, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits. The Company has filed the following exhibits with this report:

15.01. Letter re: Unaudited Interim Financial Information.
27.01. Financial Data Schedules

     Form 8-K Reports. The Company filed a Form 8-K on November 15, 2000 to report the declaration of a three-for-two stock split in the form of a stock dividend payable November 30, 2000 to stockholders of record on November 24, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By	: /s/ W. Scott McLain

W. Scott McLain, Senior Vice President
and Chief Financial Officer

Date: January 12, 2001