Form 10-Q
period 2001-02-28
SONIC CORP
filed 2001-04-16
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2001

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

     As of February 28, 2001, the Registrant had 26,510,550 shares of common stock issued and outstanding (excluding 4,965,122 shares of common stock held as treasury stock).

SONIC CORP.
Index

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at February 28, 2001 and August 31, 2000	3

Condensed Consolidated Statements of Income for the three months and six months ended
February 28, 2001, and February 29, 2000	4

Condensed Consolidated Statements of Cash Flows for the six months ended
February 28, 2001 and February 29, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Independent Accountants’ Review Report	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	February 28,	August 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$2,005	$3,477
Accounts and notes receivable, net	12,379	9,685
Other current assets	4,791	3,715

Total current assets	19,175	16,877

Property, equipment and capital leases	314,906	286,744
Less accumulated depreciation and amortization	(73,176)	(64,426)

Property, equipment and capital leases, net	241,730	222,318

Trademarks, trade names and other goodwill	35,590	29,838
Other intangibles and other assets	19,397	19,305
Less accumulated amortization	(10,961)	(9,967)

Intangibles and other assets, net	44,026	39,176

Total assets	$304,931	$278,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,091	$7,455
Deposits from franchisees	922	778
Accrued liabilities	10,585	12,734
Income taxes payable	–	1,629
Obligations under capital leases and long-term debt
due within one year	686	652

Total current liabilities	21,284	23,248

Obligations under capital leases due after one year	8,303	6,668
Long-term debt due after one year	95,665	83,860
Other noncurrent liabilities	8,853	9,332

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 40,000,000 shares
authorized; 31,475,672 shares issued (31,324,832 shares
issued at August 31, 2000)	315	313
Paid-in capital	71,591	69,786
Retained earnings	163,501	149,478

	235,407	219,577
Treasury stock, at cost; 4,965,122 common shares (4,953,309
shares at August 31, 2000)	(64,581)	(64,314)

Total stockholders’ equity	170,826	155,263

Total liabilities and stockholders’ equity	$304,931	$278,371

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

Revenues:
Company-owned restaurant sales	$50,618	$46,907	$106,180	$99,805
Franchised restaurants:
Franchise royalties	10,598	9,749	24,058	21,227
Franchise fees	703	845	1,787	1,577
Other	1,270	879	2,188	1,665

	63,189	58,380	134,213	124,274
Cost and expenses:
Company-owned restaurants:
Food and packaging	13,355	12,451	28,249	26,240
Payroll and other employee benefits	14,754	13,699	30,904	28,393
Other operating expenses	10,471	9,562	21,605	19,738

	38,580	35,712	80,758	74,371

Selling, general and administrative	7,092	6,776	13,905	13,218
Depreciation and amortization	5,617	4,993	10,986	9,869
Minority interest in earnings of restaurants	1,781	1,382	3,676	3,719
Provision for impairment of long-lived assets	–	13	–	505

	53,070	48,876	109,325	101,682

Income from operations	10,119	9,504	24,888	22,592

Interest expense	1,587	1,510	3,058	2,842
Interest income	(266)	(261)	(518)	(459)

Net interest expense	1,321	1,249	2,540	2,383

Income before income taxes	8,798	8,255	22,348	20,209
Provision for income taxes	3,278	3,075	8,325	7,528

Net income	$5,520	$5,180	$14,023	$12,681

Net income per share – basic	$.21	$.19	$.53	$.46

Net income per share – diluted	$.20	$.18	$.51	$.44

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six months ended
	February 28,	February 29,
	2001	2000

Cash flows from operating activities:
Net income	$14,023	$12,681
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,986	9,869
Other	(1,158)	900
Increase in operating assets	(4,098)	(2,237)
Increase (decrease) in operating liabilities	(2,172)	363

Total adjustments	3,558	8,895

Net cash provided by operating activities	17,581	21,576

Cash flows from investing activities:
Purchases of property and equipment	(33,142)	(17,180)
Other	1,599	(558)

Net cash used in investing activities	(31,543)	(17,738)

Cash flows from financing activities:
Payments on long-term debt	(50,089)	(48,560)
Proceeds from long-term borrowings	61,355	65,500
Purchases of treasury stock	(267)	(18,833)
Proceeds from exercise of stock options	1,807	766
Other	(316)	(394)

Net cash used in financing activities	12,490	(1,521)

Net increase (decrease) in cash and cash equivalents	(1,472)	2,317
Cash and cash equivalents at beginning of period	3,477	1,612

Cash and cash equivalents at end of period	$2,005	$3,929

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

     The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals (and those related to the provision for impairment of long-lived assets in the six months ended February 29, 2000), which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2000. The results of operations for the six months ended February 28, 2001, are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

Note 2

      The Company is party to a lawsuit where the damages alleged are in excess of ten percent of the Company’s current assets. The Company believes that this case is without merit and that the resolution of this and other contingencies occurring in the ordinary course of business will not have a material adverse effect on the Company’s financial position or results of operations.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

(In thousands, except per share data)

Numerator:
Net income	$5,520	$5,180	$14,023	$12,681
Denominator:
Weighted average shares outstanding –
Basic	26,470	27,154	26,427	27,448
Effect of dilutive employee stock options	1,241	1,001	1,228	1,044

Weighted average shares – diluted	27,711	28,155	27,655	28,492

Net income per share – basic	$.21	$.19	$.53	$.46

Net income per share – diluted	$.20	$.18	$.51	$.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4

     On March 9, 2001, the Company amended its bank credit agreement to increase the maximum borrowing commitment from $60 million to $80 million. The amendment also extends the maturity of the agreement by two years to July 2004 and adjusts the interest rate on eurodollar advances to LIBOR plus .75% to 1.75%, depending on the ratio of funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization).

Note 5

     Effective April 1, 2001, the Company acquired 35 existing franchise restaurants located in the Tulsa, Oklahoma market from Larco Enterprises, Inc. and other minority investors for cash consideration of $21.2 million. The Company also entered into long-term real estate leases on each of these drive-in restaurants, which have future minimum rental payments aggregating $1.8 million annually. The Company funded this acquisition through its availability under its existing bank line of credit facility discussed in Note 4. Following this acquisition, the Company had $64.2 million outstanding on its $80 million bank line of credit.

Independent Accountants’ Review Report

The Board of Directors
Sonic Corp.

     We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of February 28, 2001 and the related condensed consolidated statements of income for the three-month and six-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the six-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company’s management.

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
March 23, 2001

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2001	2000	2001	2000

INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	80.1%	80.3%	79.1%	80.3%
Franchised restaurants:
Franchise royalties	16.8	16.7	17.9	17.1
Franchise fees	1.1	1.5	1.4	1.3
Other	2.0	1.5	1.6	1.3

	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.4%	26.5%	26.6%	26.3%
Payroll and other employee benefits	29.1	29.2	29.1	28.4
Other operating expenses	20.7	20.4	20.4	19.8

	76.2%	76.1%	76.1%	74.5%

Selling, general and administrative	11.2	11.6	10.4	10.6
Depreciation and amortization	8.9	8.6	8.2	7.9
Minority interest in earnings of restaurants (1)	3.5	2.9	3.5	3.7
Provision for impairment of long-lived assets	-	-	-	.4
Income from operations	16.0	16.3	18.5	18.2
Net interest expense	2.1	2.1	1.9	1.9
Net income	8.7%	8.9%	10.4%	10.2%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	255	225	255	225
Developing markets	81	78	81	78

All markets	336	303	336	303
Franchise restaurants	1,914	1,774	1,914	1,774

System-wide restaurants	2,250	2,077	2,250	2,077

SALES DATA ($ in thousands):
System-wide sales	$404,418	$380,276	$851,473	$794,822
Percentage increase (3)	6.3%	11.1%	7.1%	12.7%
Average sales per restaurant:
Company-owned	$155	$157	$332	$337
Franchise	187	191	396	400
System-wide	182	185	385	390
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	(1.5)%	3.4%	(1.6)%	3.5%
Developing markets	(3.4)	0.0	(3.7)	(1.1)
All markets	(1.8)	2.8	(2.0)	2.7
Franchise	(2.6)	3.6	(1.5)	4.1
System-wide	(2.5)	3.3	(1.7)	3.9

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of period.
(3)	Represents percentage increase from the comparable period in the prior year.
(4)	Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Second Fiscal Quarter of 2001 to the Second Fiscal Quarter of 2000.

     Total revenues increased 8.2% to $63.2 million in the second fiscal quarter of 2001 from $58.4 million in the second fiscal quarter of 2000. Company-owned restaurant sales increased 7.9% to $50.6 million in the second fiscal quarter of 2001 from $46.9 million in the second fiscal quarter of 2000. Of the $3.7 million increase in Company-owned restaurant sales, $4.6 million was due to the net addition of 40 Company-owned restaurants since the beginning of fiscal year 2000, partially offset by average sales decreases of approximately 1.8% by stores open the full reporting periods of fiscal year 2001 and 2000 in the amount of $0.9 million. After a slow start to the second fiscal quarter of 2001 caused by unseasonably cold and wet weather, sales rebounded in the months of January and February. The Company’s targeted rate of increase for same-store sales is 2% to 4% for the balance of the fiscal year. Franchise fees decreased 17% as 25 franchise drive-ins opened in the second fiscal quarter of 2001 compared to 30 in the same quarter of 2000. Franchise royalties increased 8.7% to $10.6 million in the second fiscal quarter of 2001, compared to $9.7 million in the second fiscal quarter of 2000. Of the $0.8 million increase, approximately $0.6 million was attributable to additional franchise restaurants in operation. The balance of the increase was primarily attributable to an increase in the royalty rates due to the conversion of some of the Company’s older license agreements to newer agreements and an increase in the number of stores operating under the newest license agreement, which requires a higher royalty rate.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.2% in the second fiscal quarter of 2001, compared to 76.1% in the second fiscal quarter of 2000. Food and packaging costs, as a percentage of Company-owned restaurant sales, decreased 10 basis points as a result of a slight decrease in unit costs including beef prices. Management expects increases in beef and dairy costs which may result in higher year-over-year food and packaging costs in the future. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, decreased 10 basis points as a result of tight labor management. Other operating expenses increased 30 basis points as a result of higher costs for utilities, repair and maintenance, and the lack of leveraging impact normally produced by higher sales volumes. Minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 3.5% in the second fiscal quarter of 2001, compared to 2.9% in the second fiscal quarter of 2000 as a result of restructuring partnership arrangements so that store level managers receive a greater proportion of their total compensation from the partnership program.

     Selling, general and administrative expenses decreased, as a percentage of total revenues, to 11.2% in the second fiscal quarter of 2001, compared with 11.6% in the second fiscal quarter of 2000. Depreciation and amortization expense increased 12.5% or $0.6 million in the second fiscal quarter of 2001 over the comparable quarter in 2000. The increase in depreciation resulted primarily from new drive-in development and store acquisitions. Management expects a higher level of depreciation and amortization during fiscal year 2001, reflecting an increase in the number of planned Company store openings and the acquisition of 35 franchise restaurants in April 2001.

     Income from operations increased 6.5% to $10.1 million in the second fiscal quarter of 2001 from $9.5 million in the second fiscal quarter of 2000 due primarily to the growth in revenues and other matters discussed above.

     Net interest expense in the second fiscal quarter of 2001 remained relatively unchanged compared to the second fiscal quarter of 2000 as strong cash flow from operations in the later part of fiscal year 2000 and declining interest rates offset increased borrowings to fund, in part, capital additions and share repurchases made during fiscal year 2000. The Company expects interest expense to continue to increase in fiscal year 2001 as a result of an increase in the number of newly-constructed and acquired restaurants.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 2001, consistent with the same period in fiscal year 2000.

     Net income increased 6.6% over the comparable period in 2000. Diluted earnings per share increased to $.20 per share in the second fiscal quarter of 2001, compared to $.18 per share in the second fiscal quarter of 2000, for an increase of 11%.

Comparison of the First Two Fiscal Quarters of 2001 to the First Two Fiscal Quarters of 2000.

     Total revenues increased 8.0% to $134.2 million in the first two fiscal quarters of 2001 from $124.3 million in the first two fiscal quarters of 2000. Company-owned restaurant sales increased 6.4% to $106.2 million in the first two fiscal quarters of 2001 from $99.8 million in the first two fiscal quarters of 2000. Of the $6.4 million increase, $8.5 million was due to the net addition of 40 Company-owned restaurants since the beginning of fiscal year 2000, partially offset by average sales decreases of approximately 2.0% by stores open the full reporting periods of fiscal year 2001 and 2000 in the amount of $2.1 million. Sales during the months of November and December 2000 were negatively impacted by record or near-record cold and wet weather. Franchise fees increased 13.3% as 65 franchise drive-ins opened in the first two fiscal quarters of 2001 as compared to 62 in the first two fiscal quarters of 2000, in addition to more stores opening under the newest license agreement which requires a higher franchise fee. Franchise royalties increased 13.3% to $24.1 million in the first two fiscal quarters of 2001, compared to $21.2 million in the first two fiscal quarters of 2000. Of the $2.8 million increase, approximately $1.6 million was attributable to additional franchise restaurants in operation. The balance of the increase was primarily attributable to an increase in the royalty rates due to the conversion of some of the Company’s older license agreements to newer agreements and an increase in the number of stores operating under the newest license agreement, which requires a higher royalty rate.

     Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.1% in the first two fiscal quarters of 2001, compared to 74.5% in the first two fiscal quarters of 2000. Food and packaging costs, as a percentage of Company-owned restaurant sales, increased 30 basis points as a result of higher unit costs for certain commodities including pork and potatoes, as well as higher packaging costs and increased discounting from standard menu prices. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 70 basis points as a result of an increase in average wage rates, the lack of leverage from lower sales volumes, and increased costs reflecting the Company’s continuing commitment to provide a superior level of customer service through investment in store-level labor and initiatives. Other operating expenses increased 60 basis points as a result of higher costs in several areas including utilities, marketing, and repair and maintenance, which were not offset by the leveraging impact of volume increases. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.5% in the first two fiscal quarters of 2001, compared to 3.7% in the first two fiscal quarters of 2000 as a result of the decrease in restaurant operating profit. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

     Selling, general and administrative expenses decreased, as a percentage of total revenues, to 10.4% in the first two fiscal quarters of 2001, compared with 10.6% in the first two fiscal quarters of 2000. Depreciation and amortization expense increased 11.3% or $1.1 million in the first two fiscal quarters of 2001 over the comparable quarters in 2000. The increase in depreciation resulted primarily from new drive-in development and the net acquisition of 12 franchise restaurants during the first two fiscal quarters of 2001. Management expects a higher level of depreciation and amortization during fiscal year 2001, reflecting an increase in the number of planned Company store openings and the acquisition of 35 franchise restaurants in April 2001.

     During the first fiscal quarter of 2000, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.5 million was recorded for the drive-in’s carrying cost in excess of the present value of estimated future cash flows. During the first two fiscal quarters of 2001, no drive-ins became impaired under the guidelines of FAS 121. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

     Income from operations increased 10.2% to $24.9 million in the first two fiscal quarters of 2001 from $22.6 million in the first two fiscal quarters of 2000 due primarily to the growth in revenues and other matters discussed above.

     Net interest expense in the first two fiscal quarters of 2001 increased $.2 million over the first two fiscal quarters of 2000. This increase was the result of additional borrowings to fund, in part, acquisitions, capital additions and share repurchases made during fiscal year 2000. The Company expects interest expense to continue to increase in fiscal year 2001. The amount of the increase will depend on the level of future share repurchases as well as the number of newly-constructed and acquired restaurants.

     Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 2001, consistent with the same period in fiscal year 2000.

     Net income increased 10.6% over the comparable period in 2000. Diluted earnings per share increased to $.51 per share in the first two fiscal quarters of 2001, compared to $.44 per share in the first two fiscal quarters of 2000, for an increase of 15.9%.

Liquidity and Sources of Capital

     Net cash provided by operating activities, before working capital changes, increased by $2.5 million or 10.9% during the first two fiscal quarters of 2001. Net cash provided by operating activities, after working capital changes, declined by $4.0 million primarily as the result of an increase in accounts and notes receivable as well as the timing of cash flows related to income taxes and accounts payable. During the first two fiscal quarters of 2001, the Company opened 12 newly-constructed restaurants and acquired a net of 12 existing restaurants from franchisees. In addition, the Company signed an agreement to acquire 35 existing restaurants effective April 1, 2001, from a franchisee for cash consideration of $21.2 million. The Company funded the total capital additions for the first two fiscal quarters of 2001 of $33.1 million (which included the cost of newly-opened restaurants, restaurants under construction, acquired restaurants, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and long-term borrowings. During the six months ended February 28, 2001, the Company purchased the real estate on 11 of the 25 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants.

     In fiscal year 2000, the Company’s board of directors expanded the stock repurchase program, increasing the funds authorized for the repurchase of the Company’s common stock to $72.8 million. As of February 28, 2001, the Company had approximately $20 million available under the repurchase program, at least a portion of which the Company expects to utilize for repurchases during fiscal year 2001. As of February 28, 2001, the Company’s total cash balance of $2.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.

     The Company has an agreement with a group of banks, as amended, which provides the Company with an $80.0 million line of credit expiring in July of 2004. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions and retrofits of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. As of February 28, 2001, the Company’s outstanding borrowings under the line of credit were $45.0 million, as well as $0.2 million in outstanding letters of credit. The available line of credit as of February 28, 2001, was $14.8 million. See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of the amendment in March 2001 to this agreement.

     The Company plans total capital expenditures of approximately $75 million in fiscal year 2001, excluding any other potential acquisitions. These capital expenditures primarily relate to the development of additional Company-owned restaurants, the acquisition of franchised restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

     The Company’s exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable. The Senior Notes bear interest at fixed rates which average 6.7%. The aggregate balance outstanding under the Senior Notes as of February 28, 2001 was $50.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of February 28, 2001, the estimated fair value of the Senior Notes exceeded the carrying amount by approximately $1.8 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $45.0 million as of February 28, 2001. The Company has made certain loans to its store operating partners and franchisees totaling $9.3 million as of February 28, 2001. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of February 28, 2001 would be immaterial.

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

PART II

Item 1. Legal Proceedings

     During the fiscal quarter ended February 28, 2001, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     On January 30, 2001, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Clifford Hudson and Robert M. Rosenberg as directors for three-year terms ending in January 2004. The stockholders also elected three new directors, Federico F. Peña for a three-year term ending in January 2004, and Margaret M. Blair and Pattye L. Moore for two-year terms ending in January 2003. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld

J. Clifford Hudson	23,179,089	845,340
Robert M. Rosenberg	23,578,185	446,244
Federico F. Peña	23,574,534	449,895
Margaret M. Blair	23,578,136	446,293
Pattye L. Moore	23,577,689	446,740

     Other directors of the Company whose terms continued after the meeting are Kenneth L. Keymer, Leonard Lieberman, H. E. “Gene” Rainbolt, Frank E. Richardson and E. Dean Werries.

     The stockholders also approved and ratified the 2001 Sonic Corp. Stock Option Plan to replace the 1991 Sonic Corp. Stock Option Plan and approved and ratified the 2001 Sonic Corp. Directors’ Stock Option Plan to replace the 1991 Sonic Corp. Directors’ Stock Option Plan. The 1991 Plans were expiring after ten years pursuant to their own terms. The 2001 Sonic Corp. Stock Option Plan was approved and ratified by a vote of 14,266,627 shares of common stock in favor, 5,979,568 shares opposed, and 34,486 shares abstaining. The 2001 Sonic Corp. Directors’ Stock Option Plan was approved and ratified by a vote of 18,519,079 shares of common stock in favor, 1,725,169 shares opposed, and 36,433 shares abstaining.

     Finally, the stockholders approved and ratified the selection of Ernst & Young, LLP, as the Company’s independent auditors by a vote of 24,001,793 shares of common stock in favor, 3,637 shares opposed, and 18,999 shares abstaining.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits. The Company has filed the following exhibits with this report:

  15.01. Letter re: Unaudited Interim Financial Information.

       Form 8-K Reports. The Company did not file any Form 8-K reports during the fiscal quarter ended February 28, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By: /s/ W. Scott McLain W. Scott McLain, Senior Vice President and Chief Financial Officer

Date: April 13, 2001