Form 10-Q
period 2001-05-31
SONIC CORP
filed 2001-07-12
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes  ☒.  No ☐.

             As of May 31, 2001, the Registrant had 26,735,461 shares of common stock issued and outstanding (excluding 4,969,345 shares of common stock held as treasury stock).

SONIC CORP.
Index

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	(Unaudited) May 31, 2001	August 31, 2000
Current assets:
Cash and cash equivalents	$2,751	$3,477
Accounts and notes receivable, net	11,906	9,685
Other current assets	4,402	3,715
Total current assets	19,059	16,877

Property, equipment and capital leases	337,827	286,744
Less accumulated depreciation and amortization	(77,570)	(64,426)
Property, equipment and capital leases, net	260,257	222,318

Trademarks, trade names and other goodwill	53,718	29,838
Other intangibles and other assets	18,648	19,305
Less accumulated amortization	(11,759)	(9,967)
Intangibles and other assets, net	60,607	39,176
Total assets	$339,923	$278,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,158	$7,455
Deposits from franchisees	1,016	778
Accrued liabilities	12,937	12,734
Income taxes payable	–	1,629
Obligations under capital leases and long-term debt due within one year	1,068	652
Total current liabilities	24,179	23,248

Obligations under capital leases due after one year	12,859	6,668
Long-term debt due after one year	107,432	83,860
Other noncurrent liabilities	10,305	9,332

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 40,000,000 shares authorized; 31,704,806 shares issued (31,324,832 shares issued at August 31, 2000)	317	313
Paid-in capital	74,543	69,786
Retained earnings	174,982	149,478
	249,842	219,577
Treasury stock, at cost; 4,969,345 common shares (4,953,309 shares at August 31, 2000)	(64,694)	(64,314)
Total stockholders’ equity	185,148	155,263
Total liabilities and stockholders’ equity	$339,923	$278,371

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Nine months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
Revenues:
Company-owned restaurant sales	$75,270	$60,390	$181,450	$160,195
Franchised restaurants:
Franchise royalties	14,041	12,153	38,099	33,380
Franchise fees	1,032	761	2,819	2,338
Other	1,296	991	3,484	2,656
	91,639	74,295	225,852	198,569
Costs and expenses:
Company-owned restaurants:
Food and packaging	19,277	15,744	47,526	41,984
Payroll and other employee benefits	20,799	16,430	51,703	44,823
Other operating expenses	12,862	10,706	34,467	30,444
	52,938	42,880	133,696	117,251

Selling, general and administrative	8,109	7,090	22,014	20,308
Depreciation and amortization	6,209	5,134	17,195	15,003
Minority interest in earnings of restaurants	4,199	3,200	7,875	6,919
Provision for impairment of long-lived assets	348	10	348	515
	71,803	58,314	181,128	159,996
Income from operations	19,836	15,981	44,724	38,573

Interest expense	1,801	1,746	4,859	4,588
Interest income	(261)	(292)	(779)	(751)
Net interest expense	1,540	1,454	4,080	3,837
Income before income taxes	18,296	14,527	40,644	34,736
Provision for income taxes	6,815	5,411	15,140	12,939
Net income	$11,481	$9,116	$25,504	$21,797

Net income per share – basic	$.43	$.34	$.96	$.80

Net income per share – diluted	$.41	$.33	$.92	$.77

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine months ended
	May 31, 2001	May 31, 2000
Cash flows from operating activities:
Net income	$25,504	$21,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,195	15,003
Other	405	1,369
Increase in operating assets, excluding the effect of business acquisitions	(2,526)	(2,259)
Decrease in operating liabilities	(522)	(2,180)
Total adjustments	14,552	11,933
Net cash provided by operating activities	40,056	33,730

Cash flows from investing activities:
Purchases of property and equipment	(41,459)	(26,131)
Acquisition of businesses, net of cash received	(28,061)	–
Other	1,674	(1,749)
Net cash used in investing activities	(67,846)	(27,880)

Cash flows from financing activities:
Payments on long-term debt	(154,092)	(79,394)
Proceeds from long-term borrowings	177,305	100,605
Purchases of treasury stock	(380)	(28,271)
Proceeds from exercise of stock options	4,761	1,381
Other	(530)	(574)
Net cash provided by (used in) financing activities	27,064	(6,253)

Net decrease in cash and cash equivalents	(726)	(403)
Cash and cash equivalents at beginning of period	3,477	1,612
Cash and cash equivalents at end of period	$2,751	$1,209

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

             The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals (and those related to the provision for impairment of long-lived assets in the three and nine months ended May 31, 2001 and nine months ended May 31, 2000), which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2000.  The results of operations for the nine months ended May 31, 2001, are not necessarily indicative of the results to be expected for the full year ending August 31, 2001.

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

Note 3

             The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
(In thousands, except per share data)

Numerator:
Net income	$11,481	$9,116	$25,504	$21,797
Denominator:
Weighted average shares outstanding –
Basic	26,617	26,500	26,490	27,132
Effect of dilutive employee stock options	1,239	977	1,232	1,022
Weighted average shares – diluted	27,856	27,477	27,722	28,154

Net income per share – basic	$.43	$.34	$.96	$.80
Net income per share – diluted	$.41	$.33	$.92	$.77

Note 4

             On April 1, 2001, the Company acquired 35 existing franchise restaurants located in the Tulsa, Oklahoma market from Larco Enterprises, Inc. and other minority investors.  The acquisitions have been accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2001.  The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $21.9 million consists of the drive-ins’ operating assets ($0.2 million), equipment ($4.4 million) and goodwill ($17.3 million).  The Company also entered into long-term real estate leases on each of these drive-in restaurants, which have future minimum rental payments aggregating $1.8 million annually over the next 15 years ($5.1 million of which was recorded as capital leases related to the buildings).  The Company funded this acquisition through the availability under its existing $80 million bank line of credit.

Note 5

             The Financial Accounting Standards Board has concluded the voting process on its business combinations project after Board members unanimously voted on June 29, 2001, in favor of two Statements, Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded on past business combinations, will cease upon adoption of that Statement.  Statement No. 142 will also require existing intangible assets to be reassessed for separate classification from goodwill and separable intangible assets in business combinations to be identified.  The Company presently expects to early adopt the statement, effective September 1, 2001, the ultimate effect of which has not been determined.  As of May 31, 2001, the Company has a net book value associated with goodwill of $44.9 million, which resulted in amortization expense of $1.5 million and $1.0 million for the nine months ended May 31, 2001 and 2000, respectively.

Independent Accountants’ Review Report

The Board of Directors
Sonic Corp.

             We have reviewed the accompanying condensed consolidated balance sheet of Sonic Corp. as of May 31, 2001 and the related condensed consolidated statements of income for the three-month and nine-month periods ended May 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended May 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.

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
June 22, 2001

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.2%	81.3%	80.3%	80.7%
Franchised restaurants:
Franchise royalties	15.3	16.4	16.9	16.8
Franchise fees	1.1	1.0	1.3	1.2
Other	1.4	1.3	1.5	1.3

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants (1):
Food and packaging	25.6%	26.1%	26.2%	26.2%
Payroll and other employee benefits	27.6	27.2	28.5	28.0
Other operating expenses	17.1	17.7	19.0	19.0

	70.3%	71.0%	73.7%	73.2%

Selling, general and administrative	8.8	9.5	9.7	10.2
Depreciation and amortization	6.8	6.9	7.6	7.6
Minority interest in earnings of restaurants (1)	5.6	5.3	4.3	4.3
Provision for impairment of long-lived assets	0.4	–	0.2	0.3
Income from operations	21.6	21.5	19.8	19.4
Net interest expense	1.7	2.0	1.8	1.9
Net income	12.5%	12.3%	11.3%	11.0%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	295	228	295	228
Developing markets	85	78	85	78

All markets	380	306	380	306
Franchise restaurants	1,913	1,807	1,913	1,807

System-wide restaurants	2,293	2,113	2,293	2,113

SALES DATA ($ in thousands):
System-wide sales	$543,264	$477,632	$1,207,915	$1,269,248
Percentage increase (3)	13.7%	11.1%	8.9%	12.8%
Average sales per restaurant:
Company-owned	$209	$199	$544	$538
Franchise	247	234	642	633
System-wide	240	229	624	617
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	5.9%	1.0%	1.1%	2.6%
Developing markets	1.0	(0.3)	(2.0)	(0.7)
All markets	4.9	0.7	0.5	1.9
Franchise	4.7	2.3	0.7	3.4
System-wide	4.8	2.0	0.7	3.2

(1) As a percentage of Company-owned restaurant sales.
(2) Number of restaurants open at end of period.
(3) Represents percentage increase from the comparable period in the prior year.
(4) Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Third Fiscal Quarter of 2001 to the Third Fiscal Quarter of 2000.

             Total revenues increased 23.3% to $91.6 million in the third fiscal quarter of 2001 from $74.3 million in the third fiscal quarter of 2000.  Company-owned restaurant sales increased 24.6% to $75.3 million in the third fiscal quarter of 2001 from $60.4 million in the third fiscal quarter of 2000.  Of the $14.9 million increase in Company-owned restaurant sales, $12.3 million was due to the net addition of 84 Company-owned restaurants since the beginning of fiscal year 2000, including 35 stores in the Tulsa, Oklahoma market acquired as of April 1, 2001.  Average sales increases of approximately 4.9% by stores open the full reporting periods of fiscal year 2001 and 2000 accounted for $2.6 million of the increase.  The Company’s targeted rate of increase for same-store sales is 2% to 4% for the balance of the fiscal year and for fiscal year 2002.  Franchise fees increased 35.6% as 36 franchise drive-ins opened in the third fiscal quarter of 2001 compared to 33 in the same period of fiscal year 2000.  While the number of franchised drive-in openings increased modestly, most are now opening under the newest form of license agreement, which requires a higher franchise fee.  Franchise royalties increased 15.5% to $14.0 million in the third fiscal quarter of 2001, compared to $12.2 million in the third fiscal quarter of 2000.  Of the $1.9 million increase, approximately $1.0 million was attributable to additional franchise restaurants in operation.  The balance of the increase resulted from franchise same-store sales growth of 4.7% over the third fiscal quarter of 2000, an increase in the average royalty rate due to the ascending nature of the Company’s license agreements as volume increases, and an increasing number of stores operating under the newest license agreement, which requires a higher royalty rate.  Other income increased 30.8% to $1.3 million in the third fiscal quarter of 2001 from $1.0 million in the third fiscal quarter of 2000 as a result of a gain on the sale of a non-strategically located Company-owned restaurant to the minority operating partner.

             Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 70.3% in the third fiscal quarter of 2001, compared to 71.0% in the third fiscal quarter of 2000.  Food and packaging costs, as a percentage of Company-owned restaurant sales, decreased 50 basis points as a result of a significantly lower rate of discounting from standard menu pricing, a reduction in unit costs in several items, and favorable beef and dairy arrangements which helped shield the Company from sharp increases in  these items during March and April.  Management expects increases in beef and dairy costs which may result in higher year-over-year food and packaging costs in the future.  Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 40 basis points as a result of an increase in the average wage rate, higher training costs and double-digit year-over-year increases in health insurance costs.  The Company expects continued pressure on labor costs during the fourth quarter of fiscal 2001 and into fiscal 2002.  Other operating expenses decreased 60 basis points primarily due to the leverage of higher sales volumes which combined with a lower rate of discounting to more than offset higher utility costs.  Minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 5.6% in the third fiscal quarter of 2001, compared to 5.3% in the third fiscal quarter of 2000 as a result of an improvement in store level profitability and the restructuring of partnership arrangements so that store level managers receive a greater proportion of their total compensation from the partnership program.

             Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.8% in the third fiscal quarter of 2001, compared with 9.5% in the third fiscal quarter of 2000.  Depreciation and amortization expense increased 20.9% or $1.1 million in the third fiscal quarter of 2001 over the comparable quarter in 2000.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions. Management expects depreciation and amortization to grow at a higher rate over the next several quarters primarily as a result of amortization related to the acquisition of franchise stores during the second and third quarters of fiscal year 2001.

             During the third fiscal quarter of 2001, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.”  As a result, a provision for impairment of long-lived assets of $0.3 million was recorded for the drive-in’s carrying cost in excess of the present value of estimated future cash flows.

             Income from operations increased 24.1% to $19.8 million in the third fiscal quarter of 2001 from $16.0 million in the third fiscal quarter of 2000 due primarily to the growth in revenues and other matters discussed above.

             Net interest expense increased by 5.9% in the third fiscal quarter of 2001 as compared to the third fiscal quarter of 2000.  This increase was the result of additional borrowings to fund the Tulsa acquisition as well as other capital expenditures.  The Company expects interest expense to continue to increase in future quarters as a result of incremental borrowings made to fund the acquisition of franchise stores during fiscal year 2001.

             Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 2001, consistent with the same period in fiscal year 2000.

             Net income increased 25.9% over the comparable period in 2000.  Diluted earnings per share increased to $.41 per share in the third fiscal quarter of 2001, compared to $.33 per share in the third fiscal quarter of 2000, for an increase of 24.2%.

Comparison of the First Three Fiscal Quarters of 2001 to the First Three Fiscal Quarters of 2000.

             Total revenues increased 13.7% to $225.9 million in the first three fiscal quarters of 2001 from $198.6 million in the first three fiscal quarters of 2000.  Company-owned restaurant sales increased 13.3% to $181.5 million in the first three fiscal quarters of 2001 from $160.2 million in the first three fiscal quarters of 2000.  Of the $21.3 million increase, $20.8 million was due to the net addition of 84 Company-owned restaurants since the beginning of fiscal year 2000.  Average sales increases of approximately 0.5% by stores open the full reporting periods of fiscal year 2001 and 2000 accounted for $0.5 million of the increase.  Sales during the months of November and December 2000 were negatively impacted by record or near-record cold and wet weather.  Franchise fees increased 20.6% as 101 franchise drive-ins opened in the first three fiscal quarters of 2001 as compared to 95 in the first three fiscal quarters of 2000, in addition to more stores opening under the newest license agreement which requires a higher franchise fee.  Franchise royalties increased 14.1% to $38.1 million in the first three fiscal quarters of 2001, compared to $33.4 million in the first three fiscal quarters of 2000.  Of the $4.7 million increase, approximately $2.6 million was attributable to additional franchise restaurants in operation. The balance of the increase was primarily attributable to an increase in the average royalty rate due to the ascending nature of all of the Company’s license agreements as volume increases, conversion of some of the older license agreements to newer agreements and an increase in the number of stores operating under the newest license agreement, which requires a higher royalty rate.

             Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.7% in the first three fiscal quarters of 2001, compared to 73.2% in the first three fiscal quarters of 2000.  Food and packaging costs, as a percentage of Company-owned restaurant sales, remained flat at 26.2% in the first three fiscal quarters of 2001, compared to the same period in fiscal 2000.  Decreases in unit costs for several items in the Company’s wide menu helped offset the year-over-year increases in beef and dairy prices.  Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 50 basis points as a result of an increase in average wage rates, continued pressure on health care costs, and increased investment in labor reflecting the Company’s continuing commitment to provide a superior level of customer service through investment in store-level labor and quality initiatives.  Other operating expenses, as a percentage of Company-owned restaurant sales, remained flat at 19.0% as increases in utilities, marketing, and rent expense were offset by the leveraging impact of volume increases.  Minority interest in earnings of restaurants remained flat, as a percentage of Company-owned restaurant sales, at 4.3% through the first three fiscal quarters of 2001, compared to the same period in fiscal 2000.  Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

             Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.7% in the first three fiscal quarters of 2001, compared with 10.2% in the first three fiscal quarters of 2000.  Depreciation and amortization expense increased 14.6% or $2.2 million in the first three fiscal quarters of 2001 over the comparable quarters in 2000.  The increase in depreciation resulted primarily from new drive-in development and the net acquisition of 48 franchise restaurants during the first three fiscal quarters of 2001.  Management expects depreciation and amortization to grow by 18% to 20% in fiscal year 2002, excluding any effect of accounting Statement No. 142,  “Goodwill and Other Intangible Assets” which was recently approved by the Financial Accounting Standards Board.  See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the new accounting Statement.

             During the first three fiscal quarters of 2001, one drive-in in a developing market became impaired under the guidelines of FAS 121.  As a result, a provision for impairment of long-lived assets of $0.3 million was recorded for the drive-in’s carrying cost in excess of the present value of estimated future cash flows.  One drive-in also became impaired under the guidelines of FAS 121 during the first three fiscal quarters of 2000, resulting in a provision for impairment of $0.5 million.  The Company continues to perform quarterly analyses of certain underperforming restaurants.   It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

             Income from operations increased 15.9% to $44.7 million in the first three fiscal quarters of 2001 from $38.6 million in the first three fiscal quarters of 2000 due primarily to the growth in revenues and other matters discussed above.

             Net interest expense in the first three fiscal quarters of 2001 increased $0.2 million over the first three fiscal quarters of 2000.  This increase was the result of additional borrowings to fund, in part, acquisitions, capital additions and share repurchases made during fiscal year 2000 and the first nine months of fiscal year 2001.  The Company expects interest expense to continue to increase in fiscal year 2002.  The amount of the increase will depend on the level of future share repurchases as well as the number of newly-constructed and acquired restaurants.

             Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 2001, consistent with the same period in fiscal year 2000.

             Net income increased 17.0% over the comparable period in 2000.  Diluted earnings per share increased to $.92 per share in the first three fiscal quarters of 2001, compared to $.77 per share in the first three fiscal quarters of 2000, for an increase of 19.5%.

Liquidity and Sources of Capital

             Net cash provided by operating activities increased by $6.3 million or 18.8% during the first three fiscal quarters of 2001 as compared to the same period in fiscal 2000, primarily as the result of the increase in operating profit before depreciation.

             During the first three fiscal quarters of 2001, the Company opened 22 newly-constructed restaurants and acquired a net of 46 existing restaurants from franchisees.  The Company funded the total capital additions for the first three fiscal quarters of 2001 of $69.6 million (which included the cost of newly-opened restaurants, restaurants under construction, acquired restaurants, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and long-term borrowings.  During the nine months ended May 31, 2001, the Company purchased the real estate on 18 of the 70 newly-constructed and acquired restaurants.  The Company expects to own the land and building for most of its future newly-constructed restaurants.

             In fiscal year 2000, the Company’s board of directors expanded the stock repurchase program, increasing the funds authorized for the repurchase of the Company’s common stock to $72.8 million.  As of May 31, 2001, the Company had approximately $20 million available under the repurchase program.

             As of May 31, 2001, the Company’s total cash balance of $2.8 million reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.  The Company has an agreement with a group of banks which provides the Company with an $80.0 million line of credit expiring in July of 2004.  The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions, purchases of the Company’s common stock and for other general corporate purposes.  As of May 31, 2001, the Company’s outstanding borrowings under the line of credit were $57.0 million, as well as $0.2 million in outstanding letters of credit.  The available line of credit as of May 31, 2001, was $22.8 million.

             The Company plans total capital expenditures of $80.0 million to $90.0 million in fiscal year 2001.  These capital expenditures primarily relate to the development of additional Company-owned restaurants, the acquisition of franchised restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems.  The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations.  The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

             The Company’s exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit and notes receivable.  The Senior Notes bear interest at fixed rates which average 6.7%.  The aggregate balance outstanding under the Senior Notes as of May 31, 2001 was $50.0 million.  Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively.  As of May 31, 2001, the estimated fair value of the Senior Notes exceeded the carrying amount by approximately $0.8 million.  The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates.  The balance outstanding under the line of credit was $57.0 million as of May 31, 2001. The Company has made certain loans to its store operating partners and franchisees totaling $8.7 million as of May 31, 2001.  The interest rates on these notes are generally between ten and eleven percent.  The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of May 31, 2001 would be immaterial.

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

PART II

Item 1.    Legal Proceedings

             During the fiscal quarter ended May 31, 2001, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

                None.

Item 6.    Exhibits and Reports on Form 8-K

                Exhibits.  The Company has filed the following exhibits with this report:

                                15.01.      Letter re:  Unaudited Interim Financial Information.

                Form 8-K Reports.  The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer

Date: July 12, 2001