Form 10-Q/A
period 2001-05-31
SONIC CORP
filed 2001-07-31
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

SONIC CORP.

NOTE:  The Registrant hereby amends and restates Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in its Quarterly Report on Form 10-Q for the period ended May 31, 2001 to correct certain amounts reported for system-wide sales and the related percentage increase in the table “Percentage Results of Operations.”  No other changes have been made to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2001.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000

INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.2%	81.3%	80.3%	80.7%
Franchised restaurants:
Franchise royalties	15.3	16.4	16.9	16.8
Franchise fees	1.1	1.0	1.3	1.2
Other	1.4	1.3	1.5	1.3

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants (1):
Food and packaging	25.6%	26.1%	26.2%	26.2%
Payroll and other employee benefits	27.6	27.2	28.5	28.0
Other operating expenses	17.1	17.7	19.0	19.0

	70.3%	71.0%	73.7%	73.2%

Selling, general and administrative	8.8	9.5	9.7	10.2
Depreciation and amortization	6.8	6.9	7.6	7.6
Minority interest in earnings of restaurants (1)	5.6	5.3	4.3	4.3
Provision for impairment of long-lived assets	0.4	–	0.2	0.3
Income from operations	21.6	21.5	19.8	19.4
Net interest expense	1.7	2.0	1.8	1.9
Net income	12.5%	12.3%	11.3%	11.0%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	295	228	295	228
Developing markets	85	78	85	78

All markets	380	306	380	306
Franchise restaurants	1,913	1,807	1,913	1,807

System-wide restaurants	2,293	2,113	2,293	2,113

SALES DATA ($ in thousands):
System-wide sales	$543,264	$477,632	$1,389,365	$1,269,248
Percentage increase (3)	13.7%	11.1%	9.5%	12.8%
Average sales per restaurant:
Company-owned	$209	$199	$544	$538
Franchise	247	234	642	633
System-wide	240	229	624	617
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	5.9%	1.0%	1.1%	2.6%
Developing markets	1.0	(0.3)	(2.0)	(0.7)
All markets	4.9	0.7	0.5	1.9
Franchise	4.7	2.3	0.7	3.4
System-wide	4.8	2.0	0.7	3.2

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

SIGNATURES

             Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this amended report on behalf of the Company.

SONIC CORP.

		By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President and Chief Financial Officer

Date:	July 30, 2001