Form 10-K405
period 2001-08-31
SONIC CORP
filed 2001-11-19
CIK 868611

Use these links to rapidly review the document
FORM 10-K OF SONIC CORP. TABLE OF CONTENTS
PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2001	Commission File Number 0-18859

SONIC CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	73-1371046 (I.R.S. Employer Identification No.)
101 Park Avenue Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73102 (Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 280-7654

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01
Rights to Purchase Series A Junior Preferred Stock, Par Value $.01

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant's knowledge, the Registrant's definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K. Yes /x/  No / /

    As of November 1, 2001, the aggregate market value of the 25,260,526 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $859 million, based on the closing sales price for the common stock as reported for that date. As of November 1, 2001, the Registrant had 26,600,073 shares of common stock issued and outstanding (excluding 5,349,172 shares of common stock held as treasury stock).

Documents Incorporated by Reference

    Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 2001.

FORM 10-K OF SONIC CORP.

TABLE OF CONTENTS

FORM
10-K

SONIC CORP.

PART I

Item 1. Business

General

    Sonic Corp. (the "Company") operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2001, the Company had 2,359 restaurants in operation, consisting of 393 Company-owned restaurants and 1,966 franchised restaurants, principally in the southern two-thirds of the United States. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes.

    The Company has two operating subsidiaries, Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company-owned restaurants.  References in this report to the "Company" and "Sonic" are references to Sonic Corp. and its subsidiaries and predecessors, unless the context indicates otherwise.

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

    The Company's principal executive offices are located at 101 Park Avenue, Oklahoma City, Oklahoma 73102. The Company's telephone number is (405) 280-7654.

Menu

    Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. In addition, the Company's restaurants offer certain other items during limited-time promotions.

    Sonic began offering a breakfast menu in certain test markets in October 1999. The breakfast menu is currently offered in markets comprising approximately 17% of all Sonic restaurants. Beginning in the spring of 2002, the Company plans to expand the number of restaurants offering the breakfast menu to about one-third of all Sonic restaurants. Those restaurants serving a breakfast menu are open beginning at 6 a.m. to 7 a.m. and serve the full menu all day. Items on the breakfast menu include sausage, ham, or bacon with egg and cheese Toaster® sandwiches, sausage and egg burritos, and specialty breakfast drinks.

Restaurant Locations

    As of August 31, 2001, the Company owned or franchised 2,359 drive-in restaurants, which are located in 29 states, but principally in the southern two-thirds of the United States. The Company's core markets, consisting of the nine contiguous states of Arkansas, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas, contained approximately 76% of all Sonic restaurants as of August 31, 2001. Developing markets are located in Alabama, Arizona, California,

Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kentucky, Nebraska, Nevada, North Carolina, Ohio, Oregon, South Carolina, Utah, Virginia, West Virginia, and Wyoming. The Company opened its first restaurant in Mexico in August 2001, which is its only restaurant located outside of the United States. The Company has a development agreement providing for eight additional restaurants to be opened in Mexico in the next four years. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 2001:

Core Markets	Company-owned Restaurants	Franchised Restaurants	Total
Arkansas	23	129	152
Kansas	11	110	121
Louisiana	17	106	123
Mississippi	0	104	104
Missouri	38	123	161
New Mexico	0	63	63
Oklahoma	60	159	219
Tennessee	37	142	179
Texas	114	559	673

Total	300	1,495	1,795

Developing Markets	Company-owned Restaurants	Franchised Restaurants	Total
Alabama	30	53	83
Arizona	0	72	72
California	0	10	10
Colorado	4	41	45
Florida	12	16	28
Georgia	6	58	64
Idaho	0	2	2
Illinois	4	24	28
Indiana	4	6	10
Iowa	0	7	7
Kentucky	19	38	57
Nebraska	1	9	10
Nevada	0	14	14
North Carolina	0	53	53
Ohio	0	5	5
Oregon(1)	0	0	0
South Carolina	0	48	48
Utah	1	8	9
Virginia	12	4	16
West Virginia	0	1	1
Wyoming	0	1	1
Mexico	0	1	1

Total	93	471	564

Total System	393	1,966	2,359

(1)
The first franchised restaurant in Oregon opened in October 2001.

Expansion

    During fiscal year 2001, the Company opened 34 Company-owned restaurants and its franchisees opened 157 restaurants. During fiscal year 2002, the Company plans to open approximately 35 to 40 Company-owned restaurants and anticipates that its franchisees will open approximately 155 to 160 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. The ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal year 2002 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company and its franchisees, and the general economic and business conditions to be faced in fiscal year 2002.

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

    Retrofit Program.   In fiscal year 1997, the Company began implementing a remodeling program to retrofit all Sonic drive-in restaurants. The retrofit includes new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant's building. The Company implemented the program on a market-by-market basis and as of August 31, 2001, 96% of the Sonic chain had completed the retrofit. All markets now feature the new retrofit signage and trade dress style.

Marketing

    The Company has designed its marketing program to differentiate Sonic drive-in restaurants from its competitors by emphasizing five key areas of customer satisfaction: (1) the personal manner of service by carhops, (2) made-to-order menu items, (3) speed of service, (4) quality, and (5) value. The marketing plan includes monthly promotions for use throughout the Sonic chain. The Company supports those promotions with television, radio commercials, point-of-sale materials, and other media as appropriate. Those promotions center on products which highlight signature menu items of Sonic drive-in restaurants.

    Each year the Company and its advertising agency (with involvement of the Sonic Franchise Advisory Council), develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company's license agreements, the franchisee must contribute a minimum percentage of the franchisee's gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund directed by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues. Franchisees may elect and frequently do elect to contribute more than the minimum percentage of gross revenues to their local advertising cooperative funds. In 1999, Sonic restaurant owners approved the establishment of a System Marketing Fund which became effective January 1, 2000. The purpose of this fund is to complement local advertising efforts in attracting customers to Sonic restaurants by promoting the message of the Sonic brand to an expanded audience. The primary focus of the fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities. The System Marketing Fund is funded by 0.5% of each franchisee's gross revenues, which amount is redistributed from the franchisee's local advertising fund contribution.

    For fiscal year 2001, franchisees participating in cooperatives contributed an average of 3.57% of gross revenues to Sonic advertising cooperatives, exceeding the required 2.375% under most license agreements in effect during that period. As of August 31, 2001, 2,260 Sonic restaurants (95.8% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media (principally television) exceeded $80 million for fiscal year 2001 and is expected to exceed $90 million for fiscal year 2002.

Purchasing

    The Company negotiates with suppliers for its primary food products (hamburger patties, dairy products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, and other products) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. The Company seeks competitive bids from suppliers on many of its food products. The Company approves suppliers of those products and requires them to adhere to product specifications established by the Company. Suppliers manufacture several key products for the Company under private label and sell them to authorized distributors for resale to Company-owned and franchised restaurants. Sonic restaurants purchase a majority of their food and beverage products from authorized local or national distributors.

    The Company requires its Company-owned and franchised restaurants to purchase from approved distribution centers. By purchasing as a group, the Company has achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal year 2001, the average cost of food and packaging for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 28% of revenues. The Company believes that negotiating and purchasing food as a system has allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. The reduction in the number of food and paper product distributors to the Sonic chain over the past few years has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

Food Safety and Quality Assurance

    To ensure the consistent delivery of safe, high-quality food, Sonic created a food safety and quality assurance program, known as Operation 5-Star. Operation 5-Star promotes the quality and safety of all products and procedures utilized by all Sonic restaurants. Operation 5-Star provides certain expectations and requirements that must be adhered to by all suppliers, distributors, and restaurants. The Company also has a comprehensive, restaurant-based food safety program called Sonic Safe that is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. The Company's food safety system includes employee training, supplier product testing, drive-in food safety auditing, and other detailed components that monitor the safety and quality of the products and procedures of the Company at every stage of the food preparation and production cycle. Employee training in food safety is covered under the STAR Training Program. This program includes specific training information and requirements for every station in the drive-in. Furthermore, the Company's management teams at each restaurant location are required to become ServSafe certified. ServSafe is the most recognized food safety training certification in the restaurant industry.

Company Operations

    Ownership Program.   The Sonic restaurant philosophy stresses an ownership relationship with supervisors and drive-in operators. Most supervisors and managers of Company-owned and franchised restaurants own an equity interest in the restaurant. The Company believes that its ownership structure provides a substantial incentive for restaurant managers and supervisors to operate their restaurants profitably and efficiently.

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

    Restaurant Personnel.   A typical Sonic restaurant is operated by a manager or partner, two to four assistants, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant. Each supervisor has the responsibility of overseeing an average of four to seven Company-owned restaurants. Those supervisors derive their income out of their share of the available cash flow of the restaurants they supervise. The Company also employs twelve Directors of Operations who oversee supervisors within their respective regions and four Regional Vice Presidents who oversee the Directors of Operations. The Company employs a Senior Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

    Point-of-Sale Systems.   The Company utilizes point-of-sale equipment in each of its Company-owned restaurants. The Company is in the test and installation phase of software enhancements which include store management tools as well as expanded test polling capabilities. These enhancement features allow the Company to integrate centrally maintained product and promotion information and also support the collection of store-level sales and transaction information.

    Hours of Operation.   Sonic restaurants typically operate seven days a week, from 10:00 a.m. to 11:00 p.m. The restaurants participating in the breakfast program (approximately 17% of all Sonic restaurants) are generally open from 6:00 a.m. or 7:00 a.m. to 11:00 p.m.

    Company-owned Restaurant Data.   The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

	2001	2000	1999	1998	1997
Average Sales per Company-owned Restaurant (in thousands)	$772	$747	$702	$663	$649
Number of Restaurants
Total Open at Beginning of Year	312	296	292	256	231
Newly-Opened and Re-Opened	34	24	37	50	37
Purchased from Franchisees	50	2	4	—	—
Sold to Franchisees	(2)	(6)	(36)	(14)	(5)
Closed	(1)	(4)	(1)	—	(7)

Total Open at Year End	393	312	296	292	256

Franchise Program

    General.   During its more than 45 years in operation, the Sonic system has produced a large number of successful multi-unit franchisee groups. Those franchisees continue to develop new restaurants in their franchise territories either through area development agreements or single site development. The Company considers its franchisees a vital part of its continued growth and believes its relationship with its franchisees is good.

    As of August 31, 2001, the Company had 1,965 franchised restaurants operating in 29 states and one restaurant operating in Mexico, and the Company had entered into area development agreements which contemplate the opening of 138 additional restaurants during fiscal year 2002. However, the Company cannot give any assurance that its franchisees will achieve that number of new restaurants for fiscal year 2002. During fiscal year 2001, the Company's franchisees opened 109 Sonic drive-in restaurants pursuant to existing area development agreements.

    Franchise Agreements.   Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. The Company's current license agreement provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. Approximately 95% of all Sonic restaurants opening in fiscal year 2002 are expected to open under the current license agreement. Pursuant to the terms of existing area development agreements, the remaining 5% of all Sonic restaurants opening in fiscal year 2002 will open under a former version of the license agreement, which provides for a franchise fee of $15,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 4% as the level of gross revenues increases. All license agreements to be issued to restaurants opening in fiscal year 2002 provide for a term of 20 years, with one 10-year renewal option. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to the policies and standards of the Company. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

    As of August 31, 2001, 22.0% of all Sonic restaurants were subject to the 1% to 5% graduated royalty rate, 56.1% were subject to the 1% to 4% graduated royalty rate, and 21.9% were subject to a former version of the license agreement (which is no longer being issued) providing for a 1% to 3% graduated royalty rate. For fiscal year 2001, the Company's average royalty rate equaled 3.18%. Beginning in fiscal year 2002 and continuing through fiscal year 2010, a total of 363 franchised restaurants currently operating under the license agreement providing for the 1% to 3% graduated royalty will have their royalty rates increase to the 1% to 4% graduated royalty rate. The license agreements for the remaining 153 restaurants which are subject to the 1% to 3% graduated royalty rate will expire beginning in fiscal year 2002 and continuing through fiscal year 2010. Restaurants currently operating under those expiring license agreements will either cease operations or renew their licenses pursuant to the terms of the then current license agreement. The Company expects that such automatic increase of royalty rates under certain existing license agreements and the renewals of the other expiring license agreements will result in an increase in the Company's royalty revenues attributable to the change in royalty rate.

    Area Development Agreements.   The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single restaurant basis, approximately 65% of the new franchised restaurants opened during fiscal year 2001 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

    During fiscal year 2001, the Company entered into 37 new area development agreements calling for the opening of 239 Sonic drive-in restaurants during the next six years. As of August 31, 2001, the Company had a total of 115 area development agreements in effect, calling for the development of 518 additional Sonic drive-in restaurants during the next five years. Of the 109 restaurants scheduled to open during fiscal year 2001 under area development agreements in place at the beginning of that fiscal year, 102 (or 94%) opened during the period.

    Realization by the Company of the expected benefits under various existing and future area development agreements currently depends and will continue to depend upon the ability of the developers to open the minimum number of restaurants within the time periods required by the agreements. The financial resources of the developers, as well as their experience in managing quick- service restaurant franchises, represent critical factors in the success of area development agreements. Although the Company grants area development agreements only to those developers whom the Company believes possess those qualities, the Company cannot give any assurances that the future performance by developers will result in the opening of the minimum number of restaurants contemplated by the area development agreements or reach the compliance rate the Company has previously experienced.

    Franchised Restaurant Development.   The Company assists each franchisee in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee's restaurant location, but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. The Company provides its franchisees with the physical specifications for the typical Sonic drive-in restaurants.

    Franchisee Financing.   The Company has entered into an agreement with GE Capital Franchise Finance Corporation ("GEC"), pursuant to which GEC may make loans to current Sonic franchisees who meet certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company may provide a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The Company retains the absolute right to determine which loans it will guarantee and to impose any conditions it may deem appropriate.

    The Company also has entered into agreements with Federated Capital Corporation Company ("FCC") and Bank of America, N.A. ("Bank of America"), pursuant to which each of those lenders were approved to provide financing for the Company's franchisees to implement the retrofit of their existing restaurants. Under the terms of those agreements, the Company has given FCC a limited guaranty of up to $750,000 and Bank of America a limited guaranty of up to $250,000 with regard to all loans made pursuant to the terms of each agreement with the lenders.

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

    Franchisee Support.   In addition to training, advertising and food purchasing as a system, and marketing programs, the Company provides various other services to its franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic restaurants; (3) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (4) and one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio, and Concept Services, Inc. in Austin, Texas, with special financing through third-party sources to qualified franchisees. The Company's field services organization consists of 14 field service consultants, nine field marketing representatives, and three new franchise consultants, all with responsibility for defined geographic areas. The field service representatives provide operational services and support for the Company's franchisees, while the field marketing representatives assist the franchisees with the development of local market promotional activities. New franchise consultants support the on-boarding of new franchisees from training through the first months following the opening of each of the franchisee's first three Sonic restaurants. The Company also has five real estate directors who assist the franchisees with the identification of trade areas for new restaurants, the franchisees' selection of sites for their restaurants, and the approval of those sites. Six other field representatives provide a variety of other services to franchisees.

    Franchise Operations.   The Company and its franchisees operate all restaurants in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities. The Company develops all standards and specifications with input from franchisees, and they are applied on a system-side basis. Each franchisee has full discretion to determine the prices charged to its customers.

    Franchise Advisory Council.   The Company has established a Franchise Advisory Council which provides advice, counsel, and input to the Company on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, and new products. The Franchise Advisory Council currently consists of 16 members selected by the Company. Seven executive committee members are selected at large. The remaining nine members are regional members who represent three defined regions of the country and serve two-year terms. The Franchise Advisory Council serves in an advisory capacity only and does not have decision-making power. The Company may change or dissolve the Franchise Advisory Council as it may deem in its best interest.

    Reporting.   The Company collects monthly sales and other operating information from its franchisees. The Company has agreements with 285 or 12.1% of its franchisees permitting the Company to debit electronically the franchisees' bank accounts for the payment of royalties and advertising fund contributions. That system significantly reduces the resources needed to process receivables, improves cash flow, and reduces past-due accounts receivable.

    Franchised Restaurant Data.   The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company's last five fiscal years.

	2001	2000	1999	1998	1997
Average Sales Per Franchised Restaurant (in thousands)	$899	$872	$842	$775	$720
Number of Restaurants:
Total Open at Beginning of Year	1,863	1,715	1,555	1,424	1,336
New Restaurants	157	150	139	120	92
Sold to the Company	(50)	(2)	(4)	—	—
Purchased from the Company	2	6	36	14	5
Closed and Terminated, Net of Re-openings	(6)	(6)	(11)	(3)	(9)

Total Open at Year End	1,966	1,863	1,715	1,555	1,424

Competition

    The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of the Company's primary marketable points of difference with the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional and local food services, including quick service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company's sales, earnings, and growth. In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

Employees

    As of August 31, 2001, the Company had 275 full-time employees. No collective bargaining agreement covers any of its employees. The Company believes that it has good labor relations with its employees. Company-owned restaurants (operated as separate partnerships or limited liability companies) employed approximately 783 full-time and 9,349 part-time employees as of August 31, 2001, none of whom constitute employees of the Company.

Trademarks and Service Marks

    The Company owns numerous trademarks and service marks. The Company has registered many of those marks, including the "Sonic" logo and trademark, with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and play an important role in its marketing efforts.

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

    State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties, or fees, and by restricting the development of other restaurants within certain prescribed distances from existing franchised restaurants. Those laws also restrict a franchisor's rights with regard to the termination of a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination), by requiring the franchisor to give advance notice and the opportunity to cure the default to the franchisee, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation upon termination. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a significant effect on the Company's operations.

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

Item 2. Properties

    Of the 393 Company-owned restaurants operating as of August 31, 2001, the Company operated 153 of them on property leased from third parties and 240 of them on property owned by the Company. The leases expire on dates ranging from 2001 to 2020, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require the Company to maintain the property and pay the cost of insurance and taxes.

    The Company's principal office is located in approximately 68,500 square feet of leased office space in Oklahoma City, Oklahoma, at effective annual rental rates ranging from $9.15 to $10.50 per square foot. The lease for that property expires in November of 2003. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma, at an annual rental rate of $4.57 per square foot. The lease for the warehouse space expires in December 2003.

Item 3. Legal Proceedings

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

Item 4A. Executive Officers of the Company

Identification of Executive Officers

    The following table identifies the executive officers of the Company.

Name	Age	Position	Officer Since
J. Clifford Hudson	47	Chairman of the Board of Directors and Chief Executive Officer	June 1985
Kenneth L. Keymer	53	President, Chief Operating Officer and Director	August 1996
Pattye L. Moore	43	Executive Vice President and Director	June 1992
Ronald L. Matlock	50	Senior Vice President, General Counsel and Secretary	April 1996
W. Scott McLain	39	Senior Vice President and Chief Financial Officer	April 1996
Frank B. Young, Jr.	50	Senior Vice President of Operations of Sonic Restaurants, Inc.	October 1994
Stephen C. Vaughan	35	Vice President of Planning and Analysis and Treasurer	January 1996
Terry D. Harryman	36	Controller	January 1999

Business Experience

    The following sets forth the business experience of the executive officers of the Company for at least the past five years.

    J. Clifford Hudson has served as the Company's Chairman of the Board and Chief Executive Officer since January 2000. He served as President and Chief Executive Officer of the Company from

April 1995 until January 2000 and has served as a director of the Company since August 1993. He served as President and Chief Operating Officer of the Company from August 1994 until April 1995, and he served as Executive Vice President and Chief Operating Officer from August 1993 until August 1994. From August 1992 until August 1993, Mr. Hudson served as Senior Vice President and Chief Financial Officer of the Company. From October 1994 until February 2001, Mr. Hudson served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms.

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

    Pattye L. Moore has served as Executive Vice President of the Company since January 2000 and as a director of the Company since January 2001. Ms. Moore served as Senior Vice President of Marketing and Brand Development of the Company from August 1996 until January 2000. From August 1995 until August 1996, Ms. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June 1992 to August 1995.

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

    Stephen C. Vaughan has served as Vice President of Planning and Analysis of the Company since January 1999 and has served as Treasurer since November 2001. He also served as a Vice President of the Company from August 1997 until January 1999, and as Controller of the Company from January 1996 until January 1999.

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

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 1999	$21.833	$15.917	November 30, 2000	$26.625	$20.750
February 28, 2000	$21.250	$16.209	February 28, 2001	$26.688	$21.313
May 31, 2000	$21.417	$16.083	May 31, 2001	$28.850	$22.938
August 31, 2000	$22.792	$17.917	August 31, 2001	$31.900	$25.600

Stockholders

    As of November 1, 2001, the Company had 395 record holders of its common stock.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2001	2000	1999	1998	1997
Income Statement Data:
Company-owned restaurant sales	$267,463	$224,880	$210,419	$182,011	$152,739
Franchised restaurants:
Franchise royalties	54,220	47,595	40,859	32,391	26,764
Franchise fees	4,408	3,717	3,468	2,564	1,702
Other	4,547	3,864	2,861	2,141	2,813

Total revenues	330,638	280,056	257,607	219,107	184,018

Cost of restaurant sales	195,338	163,570	155,521	135,806	112,588
Selling, general and administrative	30,602	27,894	25,543	22,250	19,318
Depreciation and amortization	23,855	20,287	18,464	14,790	12,320
Minority interest in earnings of restaurants	12,444	10,173	8,623	7,904	7,558
Provision for impairment of long-lived assets	792	951	1,519	285	266
Special provision for litigation settlement	—	—	—	2,700	—

Total expenses	263,031	222,875	209,670	183,735	152,050

Income from operations	67,607	57,181	47,937	35,372	31,968
Net interest expense	5,525	5,186	4,278	2,750	1,558

Income before income taxes and cumulative effect of change in accounting	$62,082	$51,995	$43,659	$32,622	$30,410

Income before cumulative effect of change in accounting	$38,956	$32,627	$27,396	$20,470	$19,082
Cumulative effect of change in accounting, net of taxes and minority interest	—	—	—	681	—

Net income	$38,956	$32,627	$27,396	$19,789	$19,082

Income per share before cumulative effect of change in accounting(1):
Basic	$1.47	$1.21	$0.97	$0.71	$0.64
Diluted	$1.40	$1.17	$0.94	$0.69	$0.63
Balance Sheet Data:
Working capital (deficit)	$(3,335)	$(6,371)	$(7,743)	$(7,292)	$3,509
Property, equipment and capital leases, net	273,198	222,318	207,890	188,065	136,522
Total assets	358,000	278,371	256,677	233,180	184,841
Obligations under capital leases (including current portion)	13,688	7,299	8,048	8,379	9,183
Long-term debt (including current portion)	109,168	83,881	72,400	61,518	37,633
Stockholders' equity	200,719	155,263	149,755	132,011	118,174
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

Percentage Results of Operations and Restaurant Data
($ in thousands)

	Year ended August 31,
	2001	2000	1999
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	80.9%	80.3%	81.7%
Franchised restaurants:
Franchise royalties	16.4	17.0	15.9
Franchise fees	1.3	1.3	1.3
Other	1.4	1.4	1.1

	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants(1)	73.0%	72.7%	73.9%
Selling, general and administrative	9.3	10.0	9.9
Depreciation and amortization	7.2	7.2	7.2
Minority interest in earnings of restaurants(1)	4.7	4.5	4.1
Provision for impairment of long-lived assets	0.2	0.3	0.6
Income from operations	20.4	20.4	18.6
Net interest expense	1.7	1.9	1.7
Net income	11.8	11.7	10.6
RESTAURANT OPERATING DATA:
Company-owned restaurants:
Core markets	300	234	223
Developing markets	93	78	73

All markets(2)	393	312	296
Franchised restaurants(2)	1,966	1,863	1,715

Total	2,359	2,175	2,011

System-wide sales	$1,971,477	$1,778,828	$1,588,498
Percentage increase(3)	10.8%	12.0%	19.1%
Average sales per restaurant:
Company-owned	$772	$747	$702
Franchise	899	872	842
System-wide	874	853	823
Change in comparable restaurant sales(4):
Company-owned restaurants:
Core markets	2.4%	2.9%	6.3%
Developing markets	(0.5)	0.6	9.4
All markets	1.8	2.4	6.9
Franchise	1.8	3.2	8.3
System-wide	1.8	3.0	7.9

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

    Comparison of Fiscal Year 2001 to Fiscal Year 2000.  Total revenues increased 18.1% to $330.6 million during fiscal year 2001 from $280.1 million in fiscal year 2000. Company-owned restaurant sales increased 18.9% to $267.5 million in fiscal year 2001 from $224.9 million in fiscal year 2000. Of the $42.6 million increase in Company-owned restaurant sales, $39.3 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal 2000 ($42.1 million from the addition of 24 newly constructed restaurants during fiscal 2000 and 34 newly constructed restaurants during fiscal 2001 as well as 52 restaurants acquired from franchisees since the beginning of fiscal year 2000 less $2.8 million from 13 stores sold or closed since the beginning of fiscal year 2000). Average sales increases of approximately 1.8% by stores open throughout the full reporting periods of fiscal year 2001 and 2000 accounted for $3.3 million of the increase.

    One hundred fifty-seven franchise drive-ins opened in fiscal year 2001 compared to 150 in fiscal year 2000, resulting in an 18.6% increase in franchise fee revenues. Franchise royalties increased 13.9% to $54.2 million in fiscal year 2001, compared to $47.6 million in fiscal year 2000. Of the $6.6 million increase, approximately $3.4 million was attributable to additional franchise restaurants in operation and an increase in royalty rates caused by the conversion of some of the Company's older license agreements to newer agreements, and the automatic royalty rate step-up feature contained in many of the Company's older license agreements. The balance of the increase resulted from franchise same-store sales growth of 1.8% in fiscal year 2001. Each of the Company's license agreements contains an ascending royalty rate feature whereby the royalty rate increases as sales volumes increase. As a result of this feature and the majority of new stores opening under the most current form of license agreement, which contains higher rates, as well as the conversion and automatic step-up features described above, the Company's average royalty rate grew to 3.18% during fiscal 2001 from 3.06% during fiscal 2000.

    The Company expects total revenue growth during fiscal 2002 of approximately 20%. This estimate is based on targeted same store sales growth of between 2% and 4% as well as the addition of approximately 190 to 200 new drive-ins (35 to 40 company-owned and 155 to 160 franchise). While estimated same-store sales during the first two months of fiscal 2002 were well below the Company's targeted range, management believes that 2% to 4% same-store sales increases for the balance of fiscal 2002 is still achievable based on the Company's sales driving initiatives. These initiatives include increased media spending, strong promotions and new product news, and ongoing day part initiatives such as expanding the Company's breakfast program to at least 400 additional stores. In addition, the Company expects the continued benefit of the ascending royalty rate and new franchise store openings to result in $7.0 million to $8.0 million in incremental franchise royalties and an increase of approximately 10 basis points in the average royalty rate.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.0% in fiscal year 2001, compared to 72.7% in fiscal year 2000. Food and packaging costs decreased 10 basis points, as a percentage of Company-owned restaurant sales, primarily as a result of a lower rate of discounting from standard menu pricing, which combined with lower unit costs for potatoes and pork to more than offset higher beef, dairy and packaging costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 50 basis points from fiscal year 2000 as a result of several factors including an increase in the average wage rate, additional labor related to the Company's effort to expand its business in under-penetrated day parts, including an expanded breakfast program, as well as incremental training hours associated with an ongoing Quality Assurance initiative. Other operating expenses decreased 10 basis points due to the leveraging of fixed costs over higher volumes and a lower rate of discounting. Minority interest in earnings of restaurants increased 22.3% to $12.4 million in fiscal year 2001, compared to $10.2 million in fiscal year 2000. Many of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and their compensation flows through the minority interest in earnings of restaurants.

    The Company expects restaurant cost of operations to increase, as a percentage of sales, by as much as 50 basis points during fiscal 2002 as a result of continued investment in store-level labor,

particularly at the assistant manager position, as well as higher anticipated beef costs during the latter part of the year. The Company continues to look for ways to strengthen its partnership program so that a larger percentage of managers' and supervisors' compensation is derived from the partnership program. However, because of the increase in restaurant cost of operations, minority interest in earnings of restaurants is expected to remain flat or slightly decrease as a percentage of Company-owned restaurant sales.

    Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.3% in fiscal year 2001, compared with 10.0% in fiscal year 2000. While these expenses are expected to grow by 10% to 12% in nominal terms during fiscal 2002, Management expects selling, general and administrative expenses, as a percentage of revenues, to decrease in future periods because of a declining rate of increase in the number of corporate employees and because the Company expects a significant portion of future revenue growth to be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company's franchising operations since most of these expenses are reflected in restaurant cost of operations and minority interest in restaurant operations.

    Depreciation and amortization expense increased 17.6% to $23.9 million in fiscal year 2001 resulting primarily from store acquisitions and new drive-in development as well as store equipment and technology upgrades. The Company plans to early adopt accounting Statement No. 142, "Goodwill and Other Intangible Assets" which was recently approved by the Financial Accounting Standards Board. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the new accounting Statement. While the full impact of the adoption of the new Statement has not yet been determined, amortization of approximately $2.2 million in fiscal year 2001 will not recur in fiscal year 2002. Management expects depreciation and amortization in total to grow by approximately 8% during fiscal year 2002, including the effect of adopting the new accounting Statement.

    During fiscal year 2001, two drive-ins became impaired under the guidelines of FAS 121, "Accounting for the Impairment of Long-Lived Assets." As a result, a provision for impairment of $0.8 million was recorded for the drive-ins' carrying cost in excess of the present value of estimated future cash flows. Two drive-ins also became impaired under the guidelines of FAS 121 in fiscal year 2000, resulting in an impairment of $1.0 million. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

    Income from operations increased 18.2% to $67.6 million in fiscal year 2001 from $57.2 million in fiscal year 2000.

    Net interest expense in fiscal year 2001 increased 6.5% to $5.5 million from $5.2 million in fiscal year 2000. This increase was the result of additional borrowings to fund share repurchases of $2.1 million and capital expenditures of $90.1 million including $29.1 million for acquisitions. The Company expects interest expense to increase by approximately 10% during fiscal year 2002 excluding potential acquisitions and share repurchases.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal year 2001 and 2000. Net income increased 19.4% to $39.0 million in fiscal year 2001 compared to $32.6 million in fiscal year 2000. Diluted earnings per share increased to $1.40 per share in fiscal year 2001, compared to $1.17 per share in fiscal year 2000, for an increase of 19.7%. Management expects diluted earnings per share to grow by 18% to 20% during fiscal 2002, including the impact of the early adoption of FAS 142.

    Comparison of Fiscal Year 2000 to Fiscal Year 1999.  Total revenues increased 8.7% to $280.1 million during fiscal year 2000 from $257.6 million in fiscal year 1999. Company-owned restaurant sales increased 6.9% to $224.9 million in fiscal year 2000 from $210.4 million in fiscal year

1999. Of the $14.5 million increase in Company-owned restaurant sales, $9.5 million was due to the net addition of 20 Company-owned restaurants since the beginning of fiscal 1999 ($23.2 million from the addition of 67 Company-owned restaurants since the beginning of fiscal year 1999 less $13.7 million from 47 stores sold or closed since the beginning of fiscal year 1999). Average sales increases of approximately 2.4% by stores open throughout the full reporting periods of fiscal year 2000 and 1999 accounted for $5.0 million of the increase.

    One hundred fifty franchise drive-ins opened in fiscal year 2000 compared to 139 in fiscal year 1999, resulting in a 7.2% increase in franchise fee revenues. Franchise royalties increased 16.5% to $47.6 million in fiscal year 2000, compared to $40.9 million in fiscal year 1999. Of the $6.7 million increase, approximately $2.7 million resulted from the franchise same-store sales growth of 3.2% in fiscal year 2000. The balance of the increase was attributable to additional franchise restaurants in operation and an increase in royalty rates caused by the conversion of some of the Company's older license agreements to newer agreements, and the automatic royalty rate step-up feature contained in many of the Company's older license agreements.

    Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 72.7% in fiscal year 2000, compared to 73.9% in fiscal year 1999. Food and packaging costs decreased 50 basis points, as a percentage of Company-owned restaurant sales, primarily as a result of lower unit costs for dairy goods and other items, which more than offset higher beef costs and an increase in discounting from standard menu pricing. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, decreased 50 basis points from fiscal year 1999 as a result of the leverage of operating at higher volumes as well as the impact of the disposal of under-performing restaurants during fiscal year 1999. These improvements helped offset an increase in the average wage rate caused by unfavorable conditions in the labor market, as well as the cost of additional crew level incentives including an assistant manager bonus program and greater access to medical benefits for store-level employees.

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

    During fiscal year 2000, two drive-ins became impaired under the guidelines of FAS 121, "Accounting for the Impairment of Long-Lived Assets," as compared to four drive-ins in fiscal year 1999. In addition, two drive-ins were written down in fiscal year 1999 due to accessibility and expiring lease issues. As a result, the provision for impairment of long-lived assets which reflects the drive-in's carrying cost in excess of the present value of estimated future cash flows decreased 37.4% to $1.0 million in fiscal year 2000, compared to $1.5 million in fiscal year 1999.

    Income from operations increased 19.3% to $57.2 million in fiscal year 2000 from $47.9 million in fiscal year 1999.

    Net interest expense in fiscal year 2000 increased to $5.2 million from $4.3 million in fiscal year 1999. This increase was the result of additional borrowings to fund share repurchases of $29.8 million and capital expenditures of $35.2 million.

    Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal year 2000 and 1999. Net income increased 19.1% to $32.6 million in fiscal year 2000 compared to

$27.4 million in fiscal year 1999. Diluted earnings per share increased to $1.17 per share in fiscal year 2000, compared to $.94 per share in fiscal year 1999, for an increase of 24.5%.

Liquidity and Sources of Capital

    Net cash provided by operating activities increased $9.1 million or 16.1% in fiscal year 2001 as compared to the same period in fiscal year 2000, primarily as the result of the increase in operating profit before depreciation and amortization.

    The Company opened 34 newly-constructed restaurants and acquired a net of 48 existing restaurants from franchisees in fiscal year 2001. The Company funded the total capital additions for fiscal year 2001 of $90.1 million, which included the cost of newly-opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, acquired restaurants, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company's line of credit. During fiscal year 2001, the Company purchased the real estate for 30 of the 34 newly-constructed restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants. The Company entered into lease arrangements on substantially all of the restaurants acquired from franchisees.

    The Company's board of directors expanded the stock repurchase program during fiscal year 2001, increasing the funds authorized for the repurchase of the Company's common stock from $72.8 million to $74.6 million and extending the term of the program to December 31, 2002. The Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of $2.1 million during the year, leaving approximately $20 million available under the share repurchase program as of the end of the fiscal year. As of August 31, 2001, the Company's total cash balance of $7.0 million reflected the impact of the cash generated from operating activities, borrowing activity and capital expenditures mentioned above.

    In February 2001, the Company entered into an agreement with a group of banks to increase its existing $60 million line of credit to $80 million and extend the expiration to July of 2004. The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, purchases of the Company's common stock and for other general corporate purposes. As of August 31, 2001, the Company's outstanding borrowings under the line of credit were $28.6 million, as well as $0.2 million in outstanding letters of credit. The available line of credit as of August 31, 2001, was $51.2 million. Additionally, the Company completed a private placement of $30 million in Senior Unsecured Notes on August 10, 2001. These notes consist of $5 million of Series A notes which mature in 2008, and $25 million of Series B notes which mature in 2001. Interest on the notes will be payable semi-annually in arrears at an average annual rate of approximately 6.8%. The Company used the proceeds from the notes to pay down the outstanding borrowings under the line of credit (discussed above), to repurchase common stock of the Company and for general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company's long-term debt.

    The Company plans capital expenditures of $45 to $50 million in fiscal year 2002, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company expects to generate free cash flow, after capital expenditures of $20 million to $25 million during fiscal 2002. The Company has long-term debt maturing in fiscal 2003 and 2004 of $20.1 million and $29.7 million respectively. The Company expects to refinance amounts maturing under the senior unsecured notes and extend the line of credit under existing renewal options. The

Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company's needs for the foreseeable future.

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

    The Company's exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit, and notes receivable. The Senior Notes bear interest at fixed rates which average 6.8%. The aggregate balance outstanding under the Senior Notes as of August 31, 2001 was $80 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2001, the estimated fair value of the Senior Notes exceeded the carrying amount by approximately $1.0 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $28.6 million as of August 31, 2001. The Company has made certain loans to its store operating partners and franchisees totaling $9.6 million as of August 31, 2001. The interest rates on these notes are generally between ten and eleven percent. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balances under the Senior Notes, line of credit and notes receivable as of the end of fiscal year 2001 would be immaterial.

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

PART III

    Except for the information on the Company's executive officers set forth under Item 4A of Part I of this report, the Company hereby incorporates by reference the information required by Part III of this report from the definitive proxy statement which the Company must file with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders following the fiscal year ended August 31, 2001.

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
3.05.
Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company's Form 10-K for the fiscal year ended August 31, 2000.
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
10.10.	1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.11.	1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.12.	1991 Sonic Corp. Directors' Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended August 31, 1991.*
10.13.	Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.14.	Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.15.	Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form S-1 Registration Statement No. 33-37158.*
10.16.	Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1995.*
10.17.	Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended August 31, 1996.*
10.18.	Form of Employment Agreement, which the Company hereby incorporates by reference from the Company's Form 10-K for the fiscal year ended August 31, 1997.*
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
10.26.
Seventh Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended August 31, 2000.
10.27.	Eighth Amendment to the Loan Agreement with Bank of America, N.A. (as successor agent to The Chase Manhattan Bank, formerly known as Chase Bank of Texas, N.A.)
10.28.	Ninth Amendment to the Loan Agreement with Bank of America, N.A.
10.29.	Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
10.30.	Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
10.31.	Form of 6.759% Senior Notes, Series B, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's 10-Q for the fiscal quarter ended May 31, 1998.
10.32.	2001 Sonic Corp. Stock Option Plan.*
10.33.	2001 Sonic Corp. Directors' Stock Option Plan.*
10.34.	Note Purchase Agreement dated August 10, 2001.
10.35.	Form of 6.58% Senior Notes, Series A, due August 10, 2008.
10.36.	Form of 6.87% Senior Notes, Series B, due August 10, 2011.
21.01.	Subsidiaries of the Company.
23.01.	Consent of Independent Auditors.

Reports on Form 8-K

    The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 2001.

Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

    We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 17, 2001

F–1

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2001	2000
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$6,971	$3,477
Accounts and notes receivable, net	12,142	9,685
Net investment in direct financing leases	683	625
Inventories	2,030	1,677
Deferred income taxes	388	292
Prepaid expenses	1,315	1,121

Total current assets	23,529	16,877
Notes receivable, net	7,375	7,679
Net investment in direct financing leases	7,148	7,220
Property, equipment and capital leases, net	273,198	222,318
Goodwill, intangibles and other assets, net	46,750	24,277

Total assets	$358,000	$278,371

F–2

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2001	2000
	(In Thousands)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,052	$7,455
Deposits from franchisees	1,020	778
Accrued liabilities	16,709	14,363
Long-term debt and obligations under capital leases due within one year	1,083	652

Total current liabilities	26,864	23,248
Obligations under capital leases due after one year	12,801	6,668
Long-term debt due after one year	108,972	83,860
Other noncurrent liabilities	6,909	6,222
Deferred income taxes	1,735	3,110
Commitments and contingencies (Notes 6, 7, 14, and 15)
Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 40,000,000 shares authorized; shares issued 31,913,898 in 2001 and 31,324,832 in 2000	319	313
Paid-in capital	78,427	69,786
Retained earnings	188,434	149,478

	267,180	219,577
Treasury stock, at cost; 5,029,345 shares in 2001 and 4,953,309 shares in 2000	(66,461)	(64,314)

Total stockholders' equity	200,719	155,263

Total liabilities and stockholders' equity	$358,000	$278,371

See accompanying notes.

F–3

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2001	2000	1999
	(In Thousands, Except Per Share Data)
Revenues:
Company-owned restaurant sales	$267,463	$224,880	$210,419
Franchised restaurants:
Franchise royalties	54,220	47,595	40,859
Franchise fees	4,408	3,717	3,468
Other	4,547	3,864	2,861

	330,638	280,056	257,607
Costs and expenses:
Company-owned restaurants:
Food and packaging	69,609	58,778	56,048
Payroll and other employee benefits	75,822	62,576	59,490
Other operating expenses	49,907	42,216	39,983

	195,338	163,570	155,521
Selling, general and administrative	30,602	27,894	25,543
Depreciation and amortization	23,855	20,287	18,464
Minority interest in earnings of restaurants	12,444	10,173	8,623
Provision for impairment of long-lived assets and other	792	951	1,519

	263,031	222,875	209,670

Income from operations	67,607	57,181	47,937
Interest expense	6,628	6,234	5,047
Interest income	(1,103)	(1,048)	(769)

Net interest expense	5,525	5,186	4,278

Income before income taxes	62,082	51,995	43,659
Provision for income taxes	23,126	19,368	16,263

Net income	$38,956	$32,627	$27,396

Basic income per share	$1.47	$1.21	$.97

Diluted income per share	$1.40	$1.17	$.94

See accompanying notes.

F–4

Sonic Corp.

Consolidated Statements of Stockholders' Equity

	Common Stock				Treasury Stock
			Paid-in Capital	Retained Earnings
	Shares	Amount			Shares	Amount
			(In Thousands)
Balance at August 31, 1998	20,554	$206	$63,866	$89,455	1,692	$(21,516)
Exercise of common stock options	192	1	2,367	—	—	—
Tax benefit related to exercise of employee stock options	—	—	979	—	—	—
Purchase of treasury stock	—	—	—	—	472	(12,999)
Net income	—	—	—	27,396	—	—

Balance at August 31, 1999	20,746	207	67,212	116,851	2,164	(34,515)
Exercise of common stock options	137	2	1,911	—	—	—
Tax benefit related to exercise of employee stock options	—	—	767	—	—	—
Purchase of treasury stock	—	—	—	—	1,138	(29,799)
Three-for-two stock split	10,442	104	(104)	—	1,651	—
Net income	—	—	—	32,627	—	—

Balance at August 31, 2000	31,325	313	69,786	149,478	4,953	(64,314)
Exercise of common stock options	589	6	5,827	—	—	—
Tax benefit related to exercise of employee stock options	—	—	2,814	—	—	—
Purchase of treasury stock	—	—	—	—	76	(2,147)
Net income	—	—	—	38,956	—	—

Balance at August 31, 2001	31,914	$319	$78,427	$188,434	5,029	$(66,461)

See accompanying notes.

F–5

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2001	2000	1999
	(In Thousands)
Cash flows from operating activities
Net income	$38,956	$32,627	$27,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,186	18,369	16,673
Amortization	2,669	1,918	1,791
(Gains) losses on dispositions of assets	(936)	63	885
Amortization of franchise and development fees	(4,408)	(3,705)	(3,468)
Franchise and development fees collected	4,702	3,930	3,548
Provision (benefit) for deferred income taxes	(1,471)	881	(1,362)
Provision for impairment of long-lived assets	792	951	1,519
Tax benefit related to exercise of employee stock options	2,814	767	979
Other	212	(19)	63
(Increase) decrease in operating assets:
Accounts and notes receivable	(1,228)	(2,245)	726
Refundable income taxes	—	—	2,413
Inventories and prepaid expenses	(308)	(690)	(457)
Increase (decrease) in operating liabilities:
Accounts payable	590	2,342	(5,636)
Accrued and other liabilities	2,129	1,420	2,287

Total adjustments	26,743	23,982	19,961

Net cash provided by operating activities	65,699	56,609	47,357
Cash flows from investing activities
Purchases of property and equipment	(61,499)	(35,151)	(45,711)
Acquisition of businesses, net of cash received	(29,120)	—	—
Investments in direct financing leases	(862)	(2,713)	(3,937)
Collections on direct financing leases	850	1,353	2,423
Proceeds from dispositions of assets	2,911	933	5,630
Increase in intangibles and other assets	(2,183)	(2,036)	(6,014)

Net cash used in investing activities	(89,903)	(37,614)	(47,609)
Cash flows from financing activities
Proceeds from long-term borrowings	238,685	124,155	105,750
Payments on long-term debt	(213,929)	(112,674)	(94,868)
Purchases of treasury stock	(2,147)	(29,799)	(12,999)
Payments on capital lease obligations	(744)	(725)	(989)
Exercises of stock options	5,833	1,913	2,368

Net cash provided by (used in) financing activities	27,698	(17,130)	(738)

Net increase (decrease) in cash and cash equivalents	3,494	1,865	(990)
Cash and cash equivalents at beginning of the year	3,477	1,612	2,602

Cash and cash equivalents at end of the year	$6,971	$3,477	$1,612

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$6,339	$6,147	$4,814
Income taxes (net of refunds)	22,203	18,649	12,876
Additions to capital lease obligations	7,346	294	879
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	945	1,742	3,685

See accompanying notes.

F–6

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2001, 2000 and 1999

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

Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Inventories

    Inventories consist principally of food and supplies which are carried at the lower of cost (first-in, first-out basis) or market.

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

F–7

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

    The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," in July 2001. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded on past business combinations, will cease upon adoption of that Statement. Statement No. 142 will also require existing intangible assets to be reassessed for separate classification from goodwill and separable intangible assets in business combinations to be identified. The Company will early adopt the statement effective September 1, 2001. The Company will perform its review of impairment on intangibles in the first quarter of fiscal year 2002 and on goodwill no later than the second quarter of fiscal year 2002. The Company does not presently expect to recognize an impairment loss related to this change in accounting principle. As of August 31, 2001, the Company has a net book value associated with goodwill and other intangibles with infinite lives of $44.9 million, which resulted in amortization expense of $2.2 million, $1.4 million, and $1.2 million for fiscal years 2001, 2000, and 1999 respectively.

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

Advertising Costs

    Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $13,283, $11,531, and $11,146 for fiscal years 2001, 2000 and 1999, respectively.

Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

F–8

2.  Net Income Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2001	2000	1999
Numerator:
Net income	$38,956	$32,627	$27,396
Denominator:
Weighted average shares outstanding—basic	26,565,679	26,930,968	28,272,567
Effect of dilutive employee stock options	1,255,513	1,032,135	927,647

Weighted average shares—diluted	27,821,192	27,963,103	29,200,214

Net income per share—basic	$1.47	$1.21	$0.97

Net income per share—diluted	$1.40	$1.17	$0.94

Anti-dilutive employee stock options excluded	9,753	301,638	187,364

    See Note 12 for information regarding shares available for grant under the 2001 Sonic Corp. Stock Option Plan and the 2001 Sonic Corp. Directors' Stock Option Plan.

3.  Impairment of Long-Lived Assets

    As of August 31, 2001 and 2000, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $3,956 and $4,229 respectively. During fiscal years 2001 and 2000, the Company performed quarterly analyses of these and other restaurants which had incurred operating losses. As a result of these analyses, the Company determined that certain restaurants with then-existing carrying amounts of $971 and $1,047, respectively, were impaired and wrote them down by $792 and $951, respectively, to their fair values. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of August 31, 2001 are expected to be recovered. However, it is reasonably possible that the estimate of cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

4.  Accounts and Notes Receivable

    Accounts and notes receivable consist of the following at August 31, 2001 and 2000:

	2001	2000
Royalties and other trade receivables	$7,187	$5,168
Notes receivable—current	1,797	1,223
Other	4,039	3,787

	13,023	10,178
Less allowance for doubtful accounts and notes receivable	881	493

	$12,142	$9,685

Notes receivable—noncurrent	$7,761	$7,898
Less allowance for doubtful notes receivable	386	219

	$7,375	$7,679

    As of August 31, 2001 and 2000, notes receivable from one franchisee totaled $3,725 and $4,007 respectively.

F–9

5.  Goodwill, intangibles and Other Assets

    Goodwill, intangibles and other assets consist of the following at August 31, 2001 and 2000:

	2001	2000
Goodwill	$45,615	$20,966
Trademarks and trade names	8,872	8,872
Franchise agreements	1,870	1,870
Other intangibles	2,054	1,302
Other assets	976	1,233

	59,387	34,243
Less accumulated amortization	12,637	9,966

	$46,750	$24,277

    On April 1, 2001, the Company acquired 35 existing franchise restaurants located in the Tulsa, Oklahoma market from a franchisee and other minority investors. The acquisitions have been accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company's commencing April 1, 2001. The Company's cash acquisition cost, prior to post-closing adjustments, of approximately $21.9 million consisted of the drive-ins' operating assets ($0.2 million), equipment ($4.4 million) and goodwill ($17.3 million). The Company also entered into long-term real estate leases on each of these drive-in restaurants, which have future minimum rental payments aggregating $1.8 million annually over the next 15 years ($5.1 million of which was recorded as capital leases related to the buildings). The Company funded this acquisition through the availability under its existing $80 million bank line of credit.

6.  Leases

Description of Leasing Arrangements

    The Company's leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next fifteen years. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next ten years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

    Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next nineteen years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

F–10

Direct Financing Leases

    Components of net investment in direct financing leases are as follows at August 31, 2001 and 2000:

	2001	2000
Minimum lease payments receivable	$12,656	$13,189
Less unearned income	4,825	5,344

Net investment in direct financing leases	7,831	7,845
Less amount due within one year	683	625

Amount due after one year	$7,148	$7,220

    Initial direct costs incurred in the negotiation and consummation of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

    Future minimum rental payments receivable as of August 31, 2001 are as follows:

	Operating	Direct Financing
Year ending August 31:
2002	$1,030	$1,721
2003	594	1,704
2004	601	1,671
2005	602	1,635
2006	615	1,619
Thereafter	3,854	4,306

	7,296	12,656
Less unearned income	—	4,825

	$7,296	$7,831

Capital Leases

    Components of obligations under capital leases are as follows at August 31, 2001 and 2000:

	2001	2000
Total minimum lease payments	$23,321	$11,754
Less amount representing interest averaging 10% in 2001 and 12% in 2000	9,633	4,455

Present value of net minimum lease payments	13,688	7,299
Less amount due within one year	887	631

Amount due after one year	$12,801	$6,668

F–11

    Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2001 are as follows:

	Operating	Capital
Year ending August 31:
2002	$5,261	$2,142
2003	5,278	2,098
2004	4,623	2,097
2005	4,313	1,941
2006	4,287	1,875
Thereafter	32,014	13,168

	55,776	23,321
Less amount representing interest	—	9,633

	$55,776	$13,688

    Total minimum lease payments do not include contingent rentals on capital leases which have not been material.

    Total rent expense for all operating leases consists of the following for the years ended August 31:

	2001	2000	1999
Minimum rentals	$5,012	$3,810	$3,573
Contingent rentals	108	126	134
Sublease rentals	(135)	(129)	(176)

	$4,985	$3,807	$3,531

7.  Property, Equipment and Capital Leases

    Property, equipment and capital leases consist of the following at August 31, 2001 and 2000:

	2001	2000
Home office:
Land and leasehold improvements	$1,545	$1,530
Computer and other equipment	24,727	22,501
Restaurants, including those leased to others:
Land	81,522	65,224
Buildings	142,395	114,709
Equipment	88,145	73,017

Property and equipment, at cost	338,334	276,981
Less accumulated depreciation	77,124	60,296

Property and equipment, net	261,210	216,685
Leased restaurant buildings and equipment under capital leases, including those held for sublease	16,540	9,763
Less accumulated amortization	4,552	4,130

Capital leases, net	11,988	5,633

Property, equipment and capital leases, net	$273,198	$222,318

F–12

    Land, buildings and equipment with a carrying amount of $28,560 at August 31, 2001 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $4,006 at August 31, 2001. As of August 31, 2001, the Company had restaurants under construction with costs to complete which aggregated $7,913.

8.  Accrued Liabilities

    Accrued liabilities consist of the following at August 31, 2001 and 2000:

	2001	2000
Wages and other employee benefits	$4,022	$3,734
Taxes, other than income taxes	6,030	4,941
Income taxes payable	1,210	1,629
Accrued interest	1,852	1,563
Other	3,595	2,496

	$16,709	$14,363

9.  Long-Term Debt

    Long-term debt consists of the following at August 31, 2001 and 2000:

	2001	2000
Senior unsecured notes(A)	$50,000	$50,000
Borrowings under line of credit(B)	28,600	33,550
Senior unsecured notes(C)	30,000	—
Other	568	331

	109,168	83,881
Less long-term debt due within one year	196	21

Long-term debt due after one year	$108,972	$83,860

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

(B)
The Company has an agreement (as amended) with a group of banks which provides for a $80,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2004. The agreement allows for annual renewal options, subject to approval by the banks. The Company uses the line of credit to finance the opening of newly-constructed restaurants, acquisition of existing restaurants and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank's prime rate or, at the Company's option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 2001, the Company's effective borrowing rate was 7.2%. As of August 31, 2001 there were $150 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

(C)
The Company has $30,000 of senior unsecured notes with $5,000 of Series A notes maturing in 2008 and $25,000 of Series B notes maturing in 2011. Interest is payable semi-annually and accrues at 6.58% for the Series A notes and 6.87% for the Series B notes. Required annual prepayments amount to $1,000 from August 2004 to August 2007 on the Series A notes and $3,571 from August 2005 to August 2010 on the Series B notes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage.

    Maturities of long-term debt for each of the five years after August 31, 2001 are $196 in 2002, $20,125 in 2003, $29,684 in 2004, $34,624 in 2005, $4,590 in 2006, and $19,949 thereafter.

F–13

10. Other Noncurrent Liabilities

    Other noncurrent liabilities consist of the following at August 31, 2001 and 2000:

	2001	2000
Minority interest in consolidated restaurants	$4,671	$4,047
Deferred area development fees	1,061	1,009
Other	1,177	1,166

	$6,909	$6,222

11. Income Taxes

    The components of the provision for income taxes consists of the following for the years ended August 31:

	2001	2000	1999
Current:
Federal	$22,696	$17,182	$16,448
State	1,901	1,305	1,177

	24,597	18,487	17,625
Deferred:
Federal	(1,279)	766	(1,184)
State	(192)	115	(178)

	(1,471)	881	(1,362)

Provision for income taxes	$23,126	$19,368	$16,263

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2001	2000	1999
Amount computed by applying a tax rate of 35%	$21,729	$18,198	$15,281
State income taxes (net of federal income tax benefit)	1,110	923	650
Other	287	247	332

Provision for income taxes	$23,126	$19,368	$16,263

F–14

    Deferred tax assets and liabilities consist of the following at August 31, 2001 and 2000:

	2001	2000
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$281	$131
Property, equipment and capital leases	(273)	174
Accrued litigation costs	139	296
State net operating losses	1,967	1,400
Other	155	224

	2,269	2,225
Valuation allowance	(1,967)	(1,400)

Deferred tax assets	302	825
Less deferred tax liabilities:
Net investment in direct financing leases including differences related to capitalization and amortization	2,047	1,567
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends for financial and tax reporting purposes	(497)	1,564
Intangibles and other assets	25	334
Other	74	178

Deferred tax liabilities	1,649	3,643

Net deferred tax liabilities	$(1,347)	$(2,818)

    State net operating loss carryforwards expire generally beginning in 2010.

12. Stockholders' Equity

    On November 14, 2000, the Company's board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 10,441,611 shares of common stock were issued on November 30, 2000 in connection with the split. The stated par value of each share was not changed from $.01. An aggregate amount equal to the par value of the common stock issued of $104 was reclassified from paid-in capital to common stock.

    All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been adjusted to reflect the stock split on a retroactive basis.

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

F–15

Stock Options

    In January 2001, the stockholders of the Company adopted the 2001 Sonic Corp. Stock Option Plan (the "2001 Employee Plan") and the 2001 Sonic Corp. Directors' Stock Option Plan (the "2001 Directors' Plan"). (The 2001 Employee Plan and the 2001 Directors' Plan are referred to collectively as the "2001 Plans.") The 2001 Plans were adopted to replace the 1991 Sonic Corp. Stock Option Plan and the 1991 Sonic Corp. Directors' Stock Option Plan (collectively, the "1991 Plans"), because the 1991 Plans were expiring after ten years as required by the Internal Revenue Code. Options previously granted under the 1991 Plans continue to be outstanding after the adoption of the 2001 Plans and are exercisable in accordance with the original terms of the applicable 1991 Plan.

    Under the 2001 Employee Plan, the Company is authorized to grant options to purchase up to 1,800,000 shares of the Company's common stock to employees of the Company and its subsidiaries. Under the 2001 Directors' Plan, the Company is authorized to grant options to purchase up to 300,000 shares of the Company's common stock to the Company's outside directors. At August 31, 2001, 1,376,652 shares were available for grant under the 2001 Employee Plan and 240,000 shares were available for grant under the 2001 Directors' Plan. The exercise price of the options to be granted is equal to the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Company's Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of termination of employment or ten years after the date of grant.

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

    Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2001, 2000, and 1999 respectively: risk-free interest rates of 5.0%, 6.6%, and 5.2%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 48.5%, 45.7%, and 42.1%; and a weighted average expected life of the options of 5.2, 4.5, and 5.0 years.

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

F–16

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended August 31 follows:

	2001	2000	1999
Pro forma net income	$37,197	$29,912	$25,370
Pro forma net income per share-diluted	$1.34	$1.07	$.87

    A summary of the Company's stock option activity (adjusted for the stock split), and related information for the years ended August 31 follows:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	3,110,826	$12.36	2,781,716	$10.70	2,647,155	$8.91
Granted	550,480	25.69	566,814	19.77	542,739	18.21
Exercised	(589,179)	9.90	(205,152)	9.33	(288,384)	8.21
Forfeited	(126,187)	20.43	(32,552)	18.34	(119,794)	11.13

Outstanding—end of year	2,945,940	$15.00	3,110,826	$12.36	2,781,716	$10.70

Exercisable at end of year	1,945,107	$11.11	2,043,673	$9.27	1,719,669	$8.09

Weighted average fair value of options granted during the year	$12.67		$9.16		$8.08

    A summary of the Company's options as of August 31, 2001 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.04 to $8.00	744,466	4.0	$7.08	744,466	$7.08
$8.30 to $14.33	817,237	5.3	10.94	803,084	10.91
$16.46 to $20.38	741,580	8.1	18.89	354,844	18.77
$21.17 to $31.49	642,657	9.4	24.85	42,713	21.23

$5.04 to $31.49	2,945,940	6.6	$15.00	1,945,107	$11.11

Stockholder Rights Plan

    The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights expire on June 16, 2007.

    The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. At August 31, 2001, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

F–17

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

13. Net Revenue Incentive Plan

    The Company has a Net Revenue Incentive Plan (the "Incentive Plan"), as amended, which applies to certain members of management and is at all times discretionary with the Company's board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee's salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $1,876, $1,606, and $1,398 during fiscal years 2001, 2000 and 1999, respectively.

14. Employment Agreements

    The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $5,248 at August 31, 2001 due to loss of employment in the event of a change in control (as defined in the contracts).

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

    The Company has entered into agreements with several lenders pursuant to which such lenders may make loans to qualified franchisees. Under the terms of these agreements, the Company provides certain guarantees of a portion of the outstanding balances of the loans to franchisees. In addition, the Company has other repurchase obligations related to a franchisee's restaurant development loans. At August 31, 2001, these guarantees totaled $7,579, none of which were in default.

F–18

16. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Income statement data:
Company-owned restaurant sales	$55,562	$52,898	$50,618	$46,907	$75,270	$60,390	$86,013	$64,685	$267,463	$224,880
Other	15,462	12,996	12,571	11,473	16,369	13,905	18,773	16,802	63,175	55,176

Total revenues	71,024	65,894	63,189	58,380	91,639	74,295	104,786	81,487	330,638	280,056
Company-owned restaurants operating expenses	42,178	38,659	38,580	35,712	52,938	42,880	61,642	46,319	195,338	163,570
Selling, general and administrative	6,813	6,442	7,092	6,776	8,109	7,090	8,588	7,586	30,602	27,894
Other	7,264	7,705	7,398	6,388	10,756	8,344	11,673	8,974	37,091	31,411

Total expenses	56,255	52,806	53,070	48,876	71,803	58,314	81,903	62,879	263,031	222,875

Income from operations	14,769	13,088	10,119	9,504	19,836	15,981	22,883	18,608	67,607	57,181
Interest expense, net	1,219	1,134	1,321	1,249	1,540	1,454	1,445	1,349	5,525	5,186

Income before income taxes	13,550	11,954	8,798	8,255	18,296	14,527	21,438	17,259	62,082	51,995
Provision for income taxes	5,047	4,453	3,278	3,075	6,815	5,411	7,986	6,429	23,126	19,368

Net income	$8,503	$7,501	$5,520	$5,180	$11,481	$9,116	$13,452	$10,830	$38,956	$32,627

Net income per share:
Basic	$.32	$.27	$.21	$.19	$.43	$.34	$.50	$.41	$1.47	$1.21
Diluted	$.31	$.26	$.20	$.18	$.41	$.33	$.48	$.40	$1.40	$1.17
Weighted average shares outstanding:
Basic	26,384	27,743	26,470	27,154	26,617	26,500	26,791	26,327	26,566	26,931
Diluted	27,605	28,828	27,708	28,155	27,856	27,477	28,119	27,392	27,821	27,963

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

    The following methods and assumptions were used by the Company in estimating its fair values of financial instruments:

  Cash and cash equivalents—Carrying value approximates fair value due to the short duration to maturity.

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

  As of August 31, 2001 and 2000, carrying values approximate their estimated fair values.

  Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

  The carrying amounts and estimated fair values of the Company's fixed rate borrowings at August 31, 2001 were $80,000 and $81,049, respectively, and at August 31, 2000 were $50,000 and $48,741, respectively.

F–19

Sonic Corp.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2001	$712	$767	$212	$—	$1,267
August 31, 2000	$280	$430	$8	$10	$712
August 31, 1999	$345	$111	$176	$—	$280
Accrued carrying costs for restaurant closings and disposals
Year ended:
August 31, 2001	$818	$88	$231	$—	$675
August 31, 2000	$747	$367	$296	$—	$818
August 31, 1999	$1,262	$50	$565	$—	$747

F–20

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 19th day of November, 2001.

SONIC CORP.
By:	/s/ J. CLIFFORD HUDSON J. Clifford Hudson Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. CLIFFORD HUDSON J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	November 19, 2001
/s/ W. SCOTT MCLAIN W. Scott McLain, Principal Financial Officer	Senior Vice President and Chief Financial Officer	November 19, 2001
/s/ TERRY D. HARRYMAN Terry D. Harryman, Principal Accounting Officer	Controller	November 19, 2001
/s/ KENNETH L. KEYMER Kenneth L. Keymer	President, Chief Operating Officer and Director	November 19, 2001
/s/ PATTYE L. MOORE Pattye L. Moore	Executive Vice President and Director	November 19, 2001
/s/ MARGARET M. BLAIR Margaret M. Blair	Director	November 19, 2001
/s/ LEONARD LIEBERMAN Leonard Lieberman	Director	November 19, 2001
/s/ FEDERICO F. PEÑA Federico F. Peña	Director	November 19, 2001

/s/ H.E. RAINBOLT H.E. Rainbolt	Director	November 19, 2001
/s/ FRANK E. RICHARDSON Frank E. Richardson	Director	November 19, 2001
/s/ ROBERT M. ROSENBERG Robert M. Rosenberg	Director	November 19, 2001
/s/ E. DEAN WERRIES E. Dean Werries	Director	November 19, 2001

EXHIBIT INDEX

Exhibit Number and Description

10.27.	Eighth Amendment to the Loan Agreement with Bank of America, N.A. (as successor agent to The Chase Manhattan Bank, formerly known as Chase Bank of Texas, N.A.)
10.28.	Ninth Amendment to the Loan Agreement with Bank of America, N.A.
10.32.	2001 Sonic Corp. Stock Option Plan.
10.33.	2001 Sonic Corp. Directors' Stock Option Plan.
10.34.	Note Purchase Agreement dated August 10, 2001.
10.35.	Form of 6.58% Senior Notes, Series A, due August 10, 2008.
10.36.	Form of 6.87% Senior Notes, Series B, due August 10, 2011.
21.01.	Subsidiaries of the Company.
23.01.	Consent of Independent Auditors