Form 10-Q
period 2001-11-30
SONIC CORP
filed 2002-01-14
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

As of November 30, 2001, the Registrant had 26,605,396 shares of common stock issued and outstanding (excluding 5,349,059 shares of common stock held as treasury stock).

SONIC CORP.

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	(Unaudited) November 30, 2001	August 31, 2001
Current assets:
Cash and cash equivalents	$5,840	$6,971
Accounts and notes receivable, net	11,866	12,142
Other current assets	4,622	4,416
Total current assets	22,328	23,529

Property, equipment and capital leases	366,580	354,874
Less accumulated depreciation and amortization	(87,726)	(81,676)
Property, equipment and capital leases, net	278,854	273,198

Goodwill, net	38,432	38,850
Trademarks, trade names and other intangible assets, net	6,929	6,980
Investment in deferred financing leases and noncurrent portion of notes receivable	14,088	14,523
Other assets, net	855	920
Intangibles and other assets, net	60,304	61,273
Total assets	$361,486	$358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,502	$8,052
Deposits from franchisees	772	1,020
Accrued liabilities	13,227	15,499
Income taxes payable	6,444	1,210
Obligations under capital leases and long-term debt due within one year	1,100	1,083
Total current liabilities	34,045	26,864

Obligations under capital leases due after one year	12,565	12,801
Long-term debt due after one year	105,081	108,972
Other noncurrent liabilities	7,591	8,644

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 40,000,000 shares authorized; 31,954,455 shares issued (31,913,898 shares issued at August 31, 2001)	320	319
Paid-in capital	79,205	78,427
Retained earnings	197,989	188,434
	277,514	267,180
Treasury stock, at cost; 5,349,059 common shares (5,029,345 shares at August 31, 2001)	(75,310)	(66,461)
Total stockholders’ equity	202,204	200,719
Total liabilities and stockholders’ equity	$361,486	$358,000

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited) Three months ended November 30,

	2001	2000
Revenues:
Company-owned restaurant sales	$71,721	$55,562
Franchised restaurants:
Franchise royalties	13,774	13,460
Franchise fees	1,049	1,084
Other	785	918
	87,329	71,024
Costs and expenses:
Company-owned restaurants:
Food and packaging	19,090	14,894
Payroll and other employee benefits	20,733	16,150
Other operating expenses	14,199	11,134
	54,022	42,178

Selling, general and administrative	7,658	6,813
Depreciation and amortization	6,255	5,369
Minority interest in earnings of restaurants	2,598	1,895
	70,533	56,255
Income from operations	16,796	14,769

Interest expense	1,827	1,471
Interest income	(258)	(252)
Net interest expense	1,569	1,219
Income before income taxes	15,227	13,550
Provision for income taxes	5,672	5,047
Net income	$9,555	$8,503

Net income per share – basic	$.36	$.32

Net income per share – diluted	$.34	$.31

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three months ended November 30,
	2001	2000
Cash flows from operating activities:
Net income	$9,555	$8,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,255	5,369
Other	(1,109)	(866)
(Increase) decrease in operating assets	758	(983)
Increase (decrease) in operating liabilities	7,789	(8)
Total adjustments	13,693	3,512
Net cash provided by operating activities	23,248	12,015

Cash flows from investing activities:
Purchases of property and equipment	(12,688)	(9,114)
Other	504	924
Net cash used in investing activities	(12,184)	(8,190)

Cash flows from financing activities:
Payments on long-term debt	(40,277)	(34,374)
Proceeds from long-term borrowings	36,365	28,675
Purchases of treasury stock	(8,849)	-
Other	566	306
Net cash used in financing activities	(12,195)	(5,393)

Net decrease in cash and cash equivalents	(1,131)	(1,568)
Cash and cash equivalents at beginning of period	6,971	3,477
Cash and cash equivalents at end of period	$5,840	$1,909

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2001.  The results of operations for the three months ended November 30, 2001, are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

On April 1, 2001, the Company acquired 35 existing franchise restaurants located in the Tulsa, Oklahoma market from a franchisee and other minority investors.  The acquisitions have been accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company's commencing April 1, 2001.  See Note 5 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended August 31, 2001, for more information regarding the acquisitions.

Note 2

The Company is party to a lawsuit where the damages alleged are in excess of ten percent of the Company’s current assets.  The Company believes that this case is without merit and that the resolution of this and other contingencies occurring in the ordinary course of business will not have a material adverse effect on the Company’s financial position or results of operations.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2001	2000

Numerator:
Net income	$9,555	$8,503
Denominator:
Weighted average shares outstanding – Basic	26,660	26,384
Effect of dilutive employee stock options	1,287	1,221
Weighted average shares – diluted	27,947	27,605

Net income per share – basic	$.36	$.32
Net income per share – diluted	$.34	$.31

Note 4

                The Company elected to early adopt Statement No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001.  Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill ceased upon adoption of this statement.  Statement No. 142 also requires existing intangible assets to be reassessed for separate classification from goodwill and assessment of the useful lives of intangible assets as well as discontinuation of amortization of intangible assets with indefinite lives.

The Company performed its review of impairment on intangibles and goodwill in the first quarter of fiscal year 2002, which did not result in an impairment loss related to the change in accounting principle. Upon initial application of this Statement, the Company reassessed the useful lives of its intangible assets and determined that the lives were appropriate other than for the Company’s trademarks and trade names, which were deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely.  Thus, the Company ceased amortization of the trademarks and trade names on September 1, 2001.

The following tables disclose what reported net income would have been for the quarters ended November 30, 2001 and 2000 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized.  Similarly adjusted per-share amounts have also been presented.

	Three months ended November 30,
	2001	2000

Reported net income	$9,555	$8,503
Add back: Goodwill amortization	-	197
Add back: Trademarks and trade names amortization	-	35
Adjusted net income	$9,555	$8,735

Net income per share – basic:
Reported net income	$.36	$.32
Goodwill amortization	-	.01
Trademarks and trade names amortization	-	-
Adjusted net income	$.36	$.33

Net income per share – diluted:
Reported net income	$.34	$.31
Goodwill amortization	-	.01
Trademarks and trade names amortization	-	-
Adjusted net income	$.34	$.32

The following table presents the gross carrying amount and related accumulated amortization of intangible assets with useful lives as well as the carrying amount for intangible assets with indefinite lives:

	As of September 1, 2001
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Franchise agreements, franchise fees and other	$2,827	$(1,891)

Unamortized intangible assets:
Trademarks and trade names	$6,044

Aggregate amortization expense related to intangible assets for the quarter ended November 30, 2001 was approximately $79.  Estimated amortization expense for the next five fiscal years beginning with fiscal year 2002 is as follows:

For the year ending August 31, 2002	$312
For the year ending August 31, 2003	$310
For the year ending August 31, 2004	$300
For the year ending August 31, 2005	$210
For the year ending August 31, 2006	$180

There were no material changes in the carrying amount of goodwill for the quarter ended November 30, 2001.

Note 5

                In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset.  Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001.  The Company is evaluating the provisions of SFAS No. 144 and believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

Note 6

                Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2002 presentation.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs.  Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.  The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases.  In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company and its franchisees to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended November 30,
	2001	2000
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.1%	78.2%
Franchised restaurants:
Franchise royalties	15.8	19.0
Franchise fees	1.2	1.5
Other	0.9	1.3
	100.0%	100.0%
Costs and expenses:
Company-owned restaurants (1):
Food and packaging	26.6%	26.8%
Payroll and other employee benefits	28.9	29.1
Other operating expenses	19.8	20.0
	75.3%	75.9%

Selling, general and administrative	8.8	9.6
Depreciation and amortization	7.2	7.6
Minority interest in earnings of restaurants (1)	3.6	3.4
Income from operations	19.2	20.8
Net interest expense	1.8	1.7
Net income	10.9%	12.0

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core markets	317	238
Developing markets	86	81
All markets	403	319
Franchise restaurants	2,003	1,900
System-wide restaurants	2,406	2,219

SALES DATA ($ in thousands):
System-wide sales	$498,578	$449,373
Percentage increase (3)	10.9%	7.8%
Average sales per restaurant:
Company-owned	$180	$177
Franchise	216	209
System-wide	210	204
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	1.3%	(1.8)%
Developing markets	(6.7)	(4.1)
All markets	(0.3)	(2.2)
Franchise	2.6	(0.9)
System-wide	2.1	(1.1)

(1)     As a percentage of Company-owned restaurant sales.

(2)     Number of restaurants open at end of period.

(3)     Represents percentage increase from the comparable period in the prior year.

(4)     Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the First Fiscal Quarter of 2002 to the First Fiscal Quarter of 2001.

Total revenues increased 23.0% to $87.3 million in the first fiscal quarter of 2002 from $71.0 million in the first fiscal quarter of 2001.  Company-owned restaurant sales increased 29.1% to $71.7 million in the first fiscal quarter of 2002 from $55.6 million in the first fiscal quarter of 2001.  Of the $16.2 million increase in Company-owned restaurant sales, $16.3 million was due to the net addition of 91 Company-owned restaurants since the beginning of fiscal year 2001 (including the acquisition of a net of 48 drive-ins from franchisees during fiscal 2001), partially offset by average sales decreases of 0.3% by stores open the full reporting periods of fiscal year 2002 and 2001 in the amount of $0.1 million.

  In the aftermath of September 11th and the corresponding decline in consumer confidence, the Company’s same-store sales were sluggish in September and October and were well below its targeted range of 2% to 4%.  However, same-store sales rebounded significantly during November and December and were well above the targeted range.  The Company expects to achieve its targeted rate of increase for same-store sales of 2% to 4% for the balance of the fiscal year as a result of sales driving initiatives including increased media spending, continued focus on new products, and expansion of the Company’s breakfast program to additional markets.

Franchise royalties increased 2.3% to $13.8 million in the first fiscal quarter of 2002, compared to $13.5 million in the first fiscal quarter of 2001.  The Company expects royalty revenues to grow by $7.0 million to $8.0 million for fiscal year 2002 as a result of continued volume increases, new store openings, ongoing license conversions and the automatic step-up feature contained in many of the older license agreements.  Franchise fees decreased 3.2% as 36 franchise drive-ins opened in the first fiscal quarter of 2002 compared to 40 in the same period of fiscal year 2001.

Other income decreased 14.5% to $0.8 million in the first fiscal quarter of 2002 from $0.9 million in the first fiscal quarter of 2001 as a result of a non-recurring insurance settlement received in the first fiscal quarter of 2001.  The Company expects other income of $0.8 million to $0.9 million each quarter for the remainder of fiscal year 2002.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 75.3% in the first fiscal quarter of 2002, compared to 75.9% in the first fiscal quarter of 2001.  Food and packaging costs, as a percentage of Company-owned restaurant sales, decreased 19 basis points as a result of a lower rate of discounting from standard menu pricing, lower than expected increases in beef costs and a moderation in dairy costs.  Looking forward, the Company expects food and packaging costs to increase slightly, as a percentage of Company-owned restaurant sales.  Payroll and employee benefits, as a percentage of Company-owned restaurant sales, decreased 16 basis points, despite an increase in the average wage rate of over 2%, as a result of a lower rate of discounting from standard menu pricing.  The Company plans to continue to invest heavily in store-level labor as a part of its commitment to outstanding customer service in addition to an increase in training and store-level management for the rollout of the breakfast program.  The Company expects these factors to increase labor costs in future quarters by 25 to 30 basis points on a year over year basis.  Other operating expenses decreased 24 basis points primarily due to the leverage of higher sales volumes and a lower rate of discounting.  The Company expects continued benefit from higher sales volumes and lower utility costs to produce a 25 to 30 basis point improvement in other operating expenses during fiscal year 2002.

Minority interest in earnings of restaurants increased, as a percentage of Company-owned restaurant sales, to 3.6% in the first fiscal quarter of 2002, compared to 3.4% in the first fiscal quarter of 2001 as a result of an improvement in store level profitability and the restructuring of partnership arrangements so that store level managers receive a greater proportion of their total compensation from the partnership program.  Due to the expected increase in overall restaurant cost of operations discussed above, the Company believes minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly in fiscal year 2002 as compared to fiscal year 2001.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.8% in the first fiscal quarter of 2002, compared with 9.6% in the first fiscal quarter of 2001.  The Company anticipates that selling, general and administrative expenses will grow by 10% to 12% during fiscal year 2002 on a year over year basis.

Depreciation and amortization expense increased 16.5% or $0.9 million in the first fiscal quarter of 2002 over the comparable quarter in 2001.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $0.4 million in the first fiscal quarter of 2002 as compared to the comparable period in 2001.  With planned capital expenditures of $45 to $50 million, the Company expects depreciation and amortization expense to increase approximately 8% for fiscal year 2002 as compared to fiscal year 2001.

Income from operations increased 13.7% to $16.8 million in the first fiscal quarter of 2002 from $14.8 million in the first fiscal quarter of 2001 due primarily to the growth in revenues and other matters discussed above.

Net interest expense increased by 28.7% in the first fiscal quarter of 2002 as compared to the first fiscal quarter of 2001.  This increase was the result of additional borrowings to fund the acquisition of franchise stores in the third fiscal quarter of 2001 and additional share repurchases in the first fiscal quarter of 2002.  The Company expects a similar increase in the second fiscal quarter of 2002 and a much lower rate of increase in the third and fourth quarters of fiscal year 2002.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 2002, consistent with the same period in fiscal year 2001.

Net income increased 12.4% over the comparable period in 2001.  Diluted earnings per share increased to $.34 per share in the first fiscal quarter of 2002, compared to $.31 per share in the first fiscal quarter of 2001, for an increase of 9.7%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased by $11.2 million or 93.5% during the first fiscal quarter of 2002 as compared to the same period in fiscal 2001, primarily as the result of accrued income taxes, the timing of payments to advertising funds, and an increase in operating profit before depreciation.

During the first fiscal quarter of 2002, the Company opened 12 newly-constructed restaurants.  The Company funded total capital additions for the first fiscal quarter of 2002 of $12.7 million (which included the cost of newly-opened restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and long-term borrowings.  During the three months ended November 30, 2001, the Company purchased the real estate on 8 of the 12 newly-constructed restaurants.  The Company expects to own the land and building for most of its future newly-constructed restaurants.

During the first fiscal quarter of 2002, the Company repurchased approximately 0.3 million shares at an aggregate cost of $8.8 million.  As of November 30, 2001, the Company had approximately $11.2 million available under the repurchase program.

The Company’s total cash balance of $5.8 million as of November 30, 2001, reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.  The Company has an agreement with a group of banks which provides the Company with an $80 million line of credit expiring in July of 2004.  The Company will use the line of credit to finance the opening of newly-constructed restaurants, acquisitions, purchases of the Company’s common stock and for other general corporate purposes.  As of November 30, 2001, the Company’s outstanding borrowings under the line of credit were $24.8 million, as well as $0.2 million in outstanding letters of credit.  The available line of credit as of November 30, 2001, was $55.0 million.

The Company plans total capital expenditures of $45 million to $50 million in fiscal year 2002.  These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems.  The Company expects to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under its existing unsecured revolving credit facility.  The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2001.

PART II

Item 1.    Legal Proceedings

                During the fiscal quarter ended November 30, 2001, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

                Exhibits.  None.

                Form 8-K Reports.  The Company did not file any Form 8-K reports during the fiscal quarter ended November 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President and Chief Financial Officer

Date:  January 14, 2002