Form 10-Q
period 2002-02-28
SONIC CORP
filed 2002-04-12
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

As of February 28, 2002, the Registrant had 40,160,736 shares of common stock issued and outstanding (excluding 8,024,116 shares of common stock held as treasury stock).

SONIC CORP.

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) February 28, 2002	August 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,593	$6,971
Accounts and notes receivable, net	11,607	12,142
Other current assets	5,123	4,416
Total current assets	20,323	23,529

Property, equipment and capital leases	375,146	354,874
Less accumulated depreciation and amortization	(92,242)	(81,676)
Property, equipment and capital leases, net	282,904	273,198

Goodwill, net	38,892	38,850
Trademarks, trade names and other intangible assets, net	6,871	6,980
Investment in deferred financing leases and noncurrent portion of notes receivable	13,818	14,523
Other assets, net	794	920
Intangibles and other assets, net	60,375	61,273
Total assets	$363,602	$358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,362	$8,052
Deposits from franchisees	685	1,020
Accrued liabilities	13,966	15,499
Income taxes payable	—	1,210
Obligations under capital leases and long-term debt due within one year	1,078	1,083
Total current liabilities	26,091	26,864

Obligations under capital leases due after one year	12,341	12,801
Long-term debt due after one year	105,450	108,972
Other noncurrent liabilities	6,647	8,644

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized; 48,184,852 shares issued (47,870,847 shares issued at August 31, 2001)	482	479
Paid-in capital	82,820	78,267
Retained earnings	205,092	188,434
	288,394	267,180
Treasury stock, at cost; 8,024,116 common shares (7,544,018 shares at August 31, 2001)	(75,321)	(66,461)
Total stockholders’ equity	213,073	200,719
Total liabilities and stockholders’ equity	$363,602	$358,000

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited) Three months ended February 28,

(Unaudited) Six months ended February 28,

	2002	2001	2002	2001
Revenues:
Company-owned restaurant sales	$67,355	$50,618	$139,076	$106,180
Franchised restaurants:
Franchise royalties	12,629	10,598	26,403	24,058
Franchise fees	679	703	1,728	1,787
Other	913	1,270	1,698	2,188
	81,576	63,189	168,905	134,213
Cost and expenses:
Company-owned restaurants:
Food and packaging	18,086	13,355	37,176	28,249
Payroll and other employee benefits	20,003	14,754	40,736	30,904
Other operating expenses	13,746	10,471	27,945	21,605
	51,835	38,580	105,857	80,758

Selling, general and administrative	7,786	7,092	15,444	13,905
Depreciation and amortization	6,439	5,617	12,694	10,986
Minority interest in earnings of restaurants	2,113	1,781	4,711	3,676
Provision for impairment of long-lived assets	567	—	567	—
	68,740	53,070	139,273	109,325
Income from operations	12,836	10,119	29,632	24,888

Interest expense	1,764	1,587	3,591	3,058
Interest income	(247)	(266)	(505)	(518)
Net interest expense	1,517	1,321	3,086	2,540
Income before income taxes	11,319	8,798	26,546	22,348
Provision for income taxes	4,216	3,278	9,888	8,325
Net income	$7,103	$5,520	$16,658	$14,023

Net income per share – basic	$.18	$.14	$.42	$.35

Net income per share – diluted	$.17	$.13	$.40	$.34

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six months ended February 28,
	2002	2001
Cash flows from operating activities:
Net income	$16,658	$14,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,694	10,986
Other	(780)	(1,158)
Decrease (increase) in operating assets	437	(4,098)
Decrease in operating liabilities	(1,045)	(2,172)
Total adjustments	11,306	3,558
Net cash provided by operating activities	27,964	17,581

Cash flows from investing activities:
Purchases of property and equipment	(23,827)	(33,142)
Other	791	1,599
Net cash used in investing activities	(23,036)	(31,543)

Cash flows from financing activities:
Payments on long-term debt	(54,988)	(50,089)
Proceeds from long-term borrowings	51,420	61,355
Purchases of treasury stock	(8,860)	(267)
Proceeds from exercise of stock options	4,556	1,807
Other	(434)	(316)
Net cash (used in) provided by financing activities	(8,306)	12,490

Net decrease in cash and cash equivalents	(3,378)	(1,472)
Cash and cash equivalents at beginning of period	6,971	3,477
Cash and cash equivalents at end of period	$3,593	$2,005

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2001.  The results of operations for the six months ended February 28, 2002, are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

During fiscal year 2001, the Company acquired a net of 50 existing franchise restaurants, including 35 restaurants located in the Tulsa, Oklahoma market, from franchisees and other minority investors.  The acquisitions have been accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing January 1, 2001.  See Note 5 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2001, for more information regarding the acquisitions.

Note 2

The Company is involved in various legal proceedings and has certain unresolved claims pending.  The Company’s ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  Management believes that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended February 28,		Six months ended February 28,
	2002	2001	2002	2001
Numerator:
Net income	$7,103	$5,520	$16,658	$14,023
Denominator:
Weighted average shares outstanding – basic	40,022	39,706	40,006	39,641
Effect of dilutive employee stock options	2,104	1,860	2,017	1,841
Weighted average shares – diluted	42,126	41,566	42,023	41,482

Net income per share – basic	$.18	$.14	$.42	$.35
Net income per share – diluted	$.17	$.13	$.40	$.34

Note 4

The Company elected to early adopt Statement No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001.  The following tables disclose what reported net income would have been for the three months and six months ended February 28, 2002 and 2001 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized.  Similarly adjusted per-share amounts have also been presented.

	Three months ended February 28,		Six months ended February 28,
	2002	2001	2002	2001
Reported net income	$7,103	$5,520	$16,658	$14,023
Add back: Goodwill amortization	—	237	—	435
Add back: Trademarks and trade names amortization	—	35	—	70
Adjusted net income	$7,103	$5,792	$16,658	$14,528

Net income per share – basic:
Reported net income	$.18	$.14	$.42	$.35
Goodwill amortization	—	.01	—	.01
Trademarks and trade names amortization	—	—	—	—
Adjusted net income	$.18	$.15	$.42	$.36

Net income per share – diluted:
Reported net income	$.17	$.13	$.40	$.34
Goodwill amortization	—	.01	—	.01
Trademarks and trade names amortization	—	—	—	—
Adjusted net income	$.17	$.14	$.40	$.35

Note 5

On January 17, 2002, the Company’s Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable February 8, 2002 to stockholders of record on January 28, 2002.  A total of 16,052 shares of common stock were issued in connection with the split.  All references in the accompanying condensed consolidated financial statements to average numbers of shares outstanding and per share amounts have been restated to reflect the split.  Additionally, common stock and paid-in capital balances as of August 31, 2001 have been reclassified to reflect the stock dividend.

Note 6

Effective April 1, 2002, the Company acquired 23 existing franchise restaurants located in the Wichita, Kansas market from Vince E. Millard, Roger L. Carpenter, James A. Carpenter, R & L Carpenter Enterprises, LLC, Vemco Enterprises, Inc. and various minority investors for cash consideration of $19.3 million.  The Company funded the acquisition through its availability under its existing line of credit facility.  Following the acquisition, the Company had $40.8 million outstanding on its $80 million bank line of credit.

Note 7

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2002 presentation.

Note 8

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset.  Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001.  The Company is evaluating the provisions of SFAS No. 144 and believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases.  In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company and its franchisees to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended February 28,		Six months ended February 28,
	2002	2001	2002	2001
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.6%	80.1%	82.4%	79.1%
Franchised restaurants:
Franchise royalties	15.5	16.8	15.6	17.9
Franchise fees	0.8	1.1	1.0	1.4
Other	1.1	2.0	1.0	1.6
	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.9%	26.4%	26.7%	26.6%
Payroll and other employee benefits	29.7	29.1	29.3	29.1
Other operating expenses	20.4	20.7	20.1	20.4
	77.0%	76.2%	76.1%	76.1%

Selling, general and administrative	9.5	11.2	9.1	10.4
Depreciation and amortization	7.9	8.9	7.5	8.2
Minority interest in earnings of restaurants (1)	3.1	3.5	3.4	3.5
Provision for impairment of long-lived assets	0.7	—	0.3	—
Income from operations	15.7	16.0	17.5	18.5
Net interest expense	1.9	2.1	1.8	1.9
Net income	8.7%	8.7%	9.9%	10.4%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	320	255	320	255
Developing markets	89	81	89	81
All markets	409	336	409	336
Franchise restaurants	2,023	1,914	2,023	1,914
System-wide restaurants	2,432	2,250	2,432	2,250

SALES DATA ($ in thousands):
System-wide sales	$471,251	$404,418	$970,552	$851,473
Percentage increase (3)	16.5%	6.3%	14.0%	7.1%
Average sales per restaurant:
Company-owned	$167	$155	$347	$332
Franchise	203	187	420	396
System-wide	196	182	405	385
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	6.3%	(1.5)%	3.7%	(1.6)%
Developing markets	4.2	(3.4)	(1.9)	(3.7)
All markets	6.0	(1.8)	2.7	(2.0)
Franchise	7.5	(2.6)	4.9	(1.5)
System-wide	7.3	(2.5)	4.6	(1.7)

(1)  As a percentage of Company-owned restaurant sales.

(2)  Number of restaurants open at end of period.

(3)  Represents percentage increase from the comparable period in the prior year.

(4)  Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Second Fiscal Quarter of 2002 to the Second Fiscal Quarter of 2001.

Total revenues increased 29.1% to $81.6 million in the second fiscal quarter of 2002 from $63.2 million in the second fiscal quarter of 2001.  Company-owned restaurant sales increased 33.1% to $67.4 million in the second fiscal quarter of 2002 from $50.6 million in the second fiscal quarter of 2001.  Of the $16.7 million increase in Company-owned restaurant sales, $13.9 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal year 2001 ($14.5 million from the addition of 53 newly constructed restaurants and 50 acquired restaurants since the beginning of fiscal year 2001 less $0.6 million from six stores sold or closed during the same period).  Sales increases of 6.0% by stores open the full reporting periods of fiscal years 2002 and 2001 accounted for $2.8 million of the increase.  The Company expects to achieve its targeted rate of increase for same-store sales of 2% to 4% for the balance of the fiscal year as a result of sales driving initiatives including increased media spending, continued focus on new products, and expansion of the Company’s breakfast program to additional markets.

Franchise royalties increased 19.2% to $12.6 million in the second fiscal quarter of 2002, compared to $10.6 million in the second fiscal quarter of 2001.  The Company expects royalty revenues to grow between $7.0 to $8.0 million for fiscal year 2002 as a result of continued volume increases, new store openings, ongoing license conversions and the automatic step-up feature contained in many of the older license agreements.  Franchise fees decreased 3.4% as 22 franchise drive-ins opened in the second fiscal quarter of 2002 compared to 25 in the same period of fiscal year 2001.  However, the average franchise fee increased as most stores opened under the newest form of license agreement, which has a higher franchise fee and royalty rate.

Other income decreased 28.1% to $0.9 million in the second fiscal quarter of 2002 from $1.3 million in the second fiscal quarter of 2001, primarily as a result of a gain on the sale of a Company-owned restaurant to a franchisee in the second fiscal quarter of 2001.  The Company expects other income of $0.8 million to $0.9 million each quarter for the remainder of fiscal year 2002.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 77.0% in the second fiscal quarter of 2002, compared to 76.2% in the second fiscal quarter of 2001.  Food and packaging costs, as a percentage of Company-owned restaurant sales, increased 47 basis points as a result of an increase in the rate of discounting from standard menu pricing.  Looking forward, the Company expects food and packaging costs to increase 15 to 25 basis points on a year-over-year basis as the Company plans a higher rate of discounting in future quarters as a means to encourage customer trial of its new breakfast program.

Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 55 basis points as a result of increased discounting from standard menu pricing and ongoing investment in store-level labor.  The Company plans to continue to invest heavily in store-level labor as a part of its commitment to outstanding customer service in addition to an increase in training and store-level management for the rollout of the breakfast program.  The Company expects these factors to increase labor costs in future quarters by 50 to 75 basis points on a year-over-year basis.

Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 28 basis points primarily due to the leverage of higher sales volumes, which more than offset the impact of higher discounting.  The Company expects continued benefit from higher sales volumes and lower utility costs to produce a 25 to 30 basis point improvement in other operating expenses during the last half of fiscal year 2002.  Overall, the Company anticipates that the increased level of discounting associated with the breakfast rollout combined with additional investment in store-level labor will produce a 50 to 75 basis point increase in restaurant operating costs, as a percentage of Company-owned restaurant sales, for the last half of fiscal year 2002 compared to the same period in fiscal year 2001.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.5% in the second fiscal quarter of 2002, compared with 11.2% in the second fiscal quarter of 2001.  The Company anticipates that selling, general and administrative expenses will grow by 10% to 12% during fiscal year 2002 on a year-over-year basis.

Depreciation and amortization expense increased 14.6% or $0.8 million in the second fiscal quarter of 2002 over the comparable quarter in 2001.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $0.4 million in the second fiscal quarter of 2002 as compared to the second fiscal quarter of 2001, excluding any related tax effects.  See Note 4 of Notes To Condensed Consolidated Financial Statements for additional information regarding the impact of adopting Statement No. 142.  Including the acquisition of 23 stores in the Wichita, Kansas market, the Company expects depreciation and amortization to increase by approximately $1.6 million in the last half of fiscal year 2002 as compared to the same period in fiscal year 2001.

During the second fiscal quarter of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.”  As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value.  The Company continues to perform quarterly analyses of certain underperforming restaurants.  It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

Minority interest in earnings of restaurants increased 18.6% to $2.1 million as the Company’s minority partners shared in the increased restaurant-level profits.  However, minority interest as a percentage of Company-owned restaurant sales decreased to 3.1% in the second fiscal quarter of 2002, compared to 3.5% in the second fiscal quarter of 2001 as a result of a decline in restaurant-level margins.  Due to the expected increase in overall restaurant cost of operations discussed above, the Company believes minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly in fiscal year 2002 as compared to fiscal year 2001.

Income from operations increased 26.9% to $12.8 million in the second fiscal quarter of 2002 from $10.1 million in the second fiscal quarter of 2001 due primarily to the growth in revenues and other matters discussed above.

Net interest expense increased by 14.8% in the second fiscal quarter of 2002 as compared to the second fiscal quarter of 2001.  This increase was the result of additional borrowings to fund the acquisition of franchise stores in the third fiscal quarter of 2001 and additional share repurchases during the first fiscal quarter of 2002.  The Company funded the Wichita, Kansas acquisition through incremental borrowings under its existing bank line of credit and expects interest expense to increase approximately 10% in the last two quarters of fiscal year 2002 as compared to the same period in fiscal year 2001.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 2002, consistent with the same period in fiscal year 2001.

Net income increased 28.7% over the comparable period in 2001.  Diluted earnings per share increased to $.17 per share in the second fiscal quarter of 2002, compared to $.13 per share in the second fiscal quarter of 2001, for an increase of 30.8%.

Comparison of the First Two Fiscal Quarters of 2002 to the First Two Fiscal Quarters of 2001.

Total revenues increased 25.8% to $168.9 million in the first two fiscal quarters of 2002 from $134.2 million in the first two fiscal quarters of 2001.  Company-owned restaurant sales increased 31.0% to $139.1 million in the first two fiscal quarters of 2002 from $106.2 million in the first two fiscal quarters of 2001.  Of the $32.9 million increase, $30.2 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal year 2001 ($31.4 million from the addition of 53 newly constructed restaurants and 50 acquired restaurants since the beginning of fiscal year 2001 less $1.2 million from six stores sold or closed during the same period).  Average sales increases of approximately 2.7% by stores open the full reporting periods of fiscal year 2002 and 2001 accounted for $2.7 million of the increase.  Franchise royalties increased 9.7% to $26.4 million in the first two fiscal quarters of 2002, compared to $24.1 million in the first two fiscal quarters of 2001.  Franchise fees decreased 3.3% as 58 franchise drive-ins opened in the first two fiscal quarters of 2002 as compared to 65 in the first two fiscal quarters of 2001.  However, the average franchise fee increased as a greater percentage of stores opened under the newest form of license agreement, which has a higher franchise fee and royalty rate.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.1% in the first two fiscal quarters of 2002 and 2001.  Food and packaging costs, as a percentage of Company-owned restaurant sales, remained relatively flat as lower than expected beef costs and a moderation in dairy costs were offset by increased discounting from standard menu prices.  Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 18 basis points as a result of an increase in average wage rates, increased investment in store-level labor as a part of the Company’s commitment to outstanding customer service, and an increase in training and store-level management for the rollout of the breakfast program.  Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 26 basis points primarily as a result of the leverage of higher sales volumes.  Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.4% in the first two fiscal quarters of 2002, compared to 3.5% in the first two fiscal quarters of 2001.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.1% in the first two fiscal quarters of 2002, compared with 10.4% in the first two fiscal quarters of 2001 as a result of the leverage of operating at higher sales volumes.  Depreciation and amortization expense increased 15.5% or $1.7 million in the first two fiscal quarters of 2002 over the comparable quarters in 2001.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions in the third fiscal quarter of 2001.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $0.8 million in the first two fiscal quarters of 2002 as compared to the first two fiscal quarters of 2001, excluding any related tax effects.

During the first two fiscal quarters of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.”  As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value.  The Company continues to perform quarterly analyses of certain underperforming restaurants.  It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

Income from operations increased 19.1% to $29.6 million in the first two fiscal quarters of 2002 from $24.9 million in the first two fiscal quarters of 2001 due primarily to the growth in revenues and other matters discussed above.

Net interest expense in the first two fiscal quarters of 2002 increased $0.5 million over the first two fiscal quarters of 2001.  This increase was the result of additional borrowings to fund, in part, acquisitions, capital additions and share repurchases made during the first fiscal quarter of 2002.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 2002, consistent with the same period in fiscal year 2001.

Net income increased 18.8% over the comparable period in 2001.  Diluted earnings per share increased to $.40 per share in the first two fiscal quarters of 2002, compared to $.34 per share in the first two fiscal quarters of 2001, for an increase of 17.6%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased by $10.4 million or 59.1% during the first two fiscal quarters of 2002 as compared to the same period in fiscal 2001, primarily as the result of the collection of notes and receivables, the timing of payments to advertising funds and coops, and an increase in operating profit before depreciation.

During the first two fiscal quarters of 2002, the Company opened 19 newly constructed restaurants.  The Company funded total capital additions for the first two fiscal quarters of 2002 of $23.8 million (which included the cost of newly opened restaurants, restaurants under construction, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and long-term borrowings.  During the six months ended February 28, 2002, the Company purchased the real estate on 15 of the 19 newly constructed restaurants.  The Company expects to own the land and building for most of its future newly constructed restaurants.

During the first two fiscal quarters of 2002, the Company repurchased approximately 0.5 million shares at an aggregate cost of $8.8 million.  As of February 28, 2002, the Company had approximately $11.2 million available under the repurchase program.

The Company’s total cash balance of $3.6 million as of February 28, 2002, reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.  The Company has an agreement with a group of banks which provides the Company with an $80 million line of credit expiring in July of 2004.  The Company plans to use the line of credit to finance the opening of newly constructed restaurants, acquisitions, purchases of the Company’s common stock and for other general corporate purposes.  As of February 28, 2002, the Company’s outstanding borrowings under the line of credit were $25.1 million, at an effective borrowing rate of 3.2%, as well as $0.2 million in outstanding letters of credit.  The amount available under the line of credit as of February 28, 2002, was $54.7 million.

The Company plans total capital expenditures of $65 million to $70 million in fiscal year 2002, excluding any other potential acquisitions.  These capital expenditures primarily relate to the development of additional Company-owned restaurants, the acquisition of franchised restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems.  The Company expects to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under its existing unsecured revolving credit facility.  The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk for the quarter ended February 28, 2002.

PART II

Item 1.           Legal Proceedings

During the fiscal quarter ended February 28, 2002, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On January 17, 2002, the Company held its annual meeting of stockholders, at which the stockholders re-elected Kenneth L. Keymer, H.E. “Gene” Rainbolt and E. Dean Werries as directors for three-year terms ending in January 2005.  The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Kenneth L. Keymer	17,157,640	6,648,789
H.E. “Gene” Rainbolt	23,405,236	401,193
E. Dean Werries	23,517,689	288,740

Other directors of the Company whose terms continued after the meeting are J. Clifford Hudson, Margaret M. Blair, Leonard Lieberman, Pattye L. Moore, Federico F. Peña, Frank E. Richardson and Robert M. Rosenberg.

The stockholders also approved and ratified an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million shares to 100 million shares.  As of November 30, 2001, the Company had approximately 91% of its authorized shares of common stock issued or reserved for issuance.  The amendment was approved and ratified by a vote of 20,253,742 shares of common stock in favor, 3,505,723 shares opposed, and 46,964 shares abstaining.

Finally, the stockholders approved and ratified the selection of Arthur Andersen, LLP, as the Company’s independent auditors by a vote of 23,726,362 shares of common stock in favor, 53,976 shares opposed, and 26,091 shares abstaining.

Item 5.           Other Information

The Company has filed its Amended and Restated Adoption Agreement for Sonic Corp. Savings and Profit Sharing Plan and Basic Plan Document as an exhibit to this report.

Item 6.           Exhibits and Reports on Form 8-K

Exhibits.  The Company has filed the following exhibit with this report:

10.01.  Amended and Restated Adoption Agreement for Sonic Corp. Savings and Profit Sharing Plan and Basic Plan Document

Form 8-K Reports.       The Company filed a Form 8-K on December 18, 2001 to report the termination of Ernst and Young LLP as the Company’s principal accountant and the engagement of Arthur Andersen LLP as principal accountant.

The Company filed a Form 8-K on January 17, 2002, to report the declaration of a three-for-two split in the form of a stock dividend payable February 8, 2002 to holders of record on January 28, 2002.  The Company also announced the resignation of Kenneth L. Keymer, the Company’s President and Chief Operating Officer, and a member of the Company’s Board of Directors, and that Pattye Moore had become President of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President and Chief Financial Officer

Date: April 12, 2002