Form 10-Q
period 2002-05-31
SONIC CORP
filed 2002-07-15
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2002

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
Yes  ☒.  No ☐.

As of May 31, 2002, the Registrant had 40,402,788 shares of common stock issued and outstanding (excluding 8,030,201 shares of common stock held as treasury stock).

SONIC CORP.

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	(Unaudited) May 31, 2002	August 31, 2001
Current assets:
Cash and cash equivalents	$8,477	$6,971
Accounts and notes receivable, net	11,703	12,142
Other current assets	4,987	4,416
Total current assets	25,167	23,529

Property, equipment and capital leases	399,150	354,874
Less accumulated depreciation and amortization	(96,619)	(81,676)
Property, equipment and capital leases, net	302,531	273,198

Goodwill, net	46,187	38,850
Trademarks, trade names and other intangible assets, net	6,817	6,980
Investment in deferred financing leases and noncurrent portion of notes receivable	14,595	14,523
Other assets, net	845	920
Intangibles and other assets, net	68,444	61,273
Total assets	$396,142	$358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,511	$8,052
Deposits from franchisees	543	1,020
Accrued liabilities	18,286	15,499
Income taxes payable	2,859	1,210
Obligations under capital leases and long-term debt due within one year	1,082	1,083
Total current liabilities	36,281	26,864

Obligations under capital leases due after one year	12,231	12,801
Long-term debt due after one year	109,274	108,972
Other noncurrent liabilities	7,596	8,644

Contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized; 48,432,989 shares issued (47,870,847 shares issued at August 31, 2001)	484	479
Paid-in capital	85,785	78,267
Retained earnings	219,984	188,434
	306,253	267,180
Treasury stock, at cost; 8,030,201 common shares (7,544,018 shares at August 31, 2001)	(75,493)	(66,461)
Total stockholders’ equity	230,760	200,719
Total liabilities and stockholders’ equity	$396,142	$358,000

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three months ended May 31,		Nine months ended May 31,
	2002	2001	2002	2001
Revenues:
Company-owned restaurant sales	$92,280	$75,270	$231,356	$181,450
Franchised restaurants:
Franchise royalties	16,816	14,041	43,219	38,099
Franchise fees	930	1,032	2,658	2,819
Other	1,265	1,296	2,963	3,484
	111,291	91,639	280,196	225,852
Cost and expenses:
Company-owned restaurants:
Food and packaging	23,594	19,277	60,770	47,526
Payroll and other employee benefits	25,839	20,799	66,575	51,703
Other operating expenses	15,539	12,862	43,484	34,467
	64,972	52,938	170,829	133,696

Selling, general and administrative	8,729	8,109	24,173	22,014
Depreciation and amortization	6,611	6,209	19,305	17,195
Minority interest in earnings of restaurants	5,106	4,199	9,817	7,875
Provision for impairment of long-lived assets	604	348	1,171	348
	86,022	71,803	225,295	181,128
Income from operations	25,269	19,836	54,901	44,724

Interest expense	1,807	1,801	5,398	4,859
Interest income	(271)	(261)	(776)	(779)
Net interest expense	1,536	1,540	4,622	4,080
Income before income taxes	23,733	18,296	50,279	40,644
Provision for income taxes	8,841	6,815	18,729	15,140
Net income	$14,892	$11,481	$31,550	$25,504

Net income per share — basic	$.37	$.29	$.79	$.64

Net income per share — diluted	$.35	$.27	$.75	$.61

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited)
	Nine months ended May 31,
	2002	2001
Cash flows from operating activities:
Net income	$31,550	$25,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,305	17,195
Other	1,260	405
Increase in operating assets	(503)	(2,526)
Increase (decrease) in operating liabilities	7,787	(522)
Total adjustments	27,849	14,552
Net cash provided by operating activities	59,399	40,056

Cash flows from investing activities:
Purchases of property and equipment	(38,262)	(41,459)
Acquisition of businesses, net of cash received	(20,475)	(28,061)
Other	2,774	1,674
Net cash used in investing activities	(55,963)	(67,846)

Cash flows from financing activities:
Payments on long-term debt	(88,051)	(154,092)
Proceeds from long-term borrowings	88,290	177,305
Purchases of treasury stock	(9,032)	(380)
Proceeds from exercise of stock options	7,523	4,761
Other	(660)	(530)
Net cash (used in) provided by financing activities	(1,930)	27,064

Net increase (decrease) in cash and cash equivalents	1,506	(726)
Cash and cash equivalents at beginning of period	6,971	3,477
Cash and cash equivalents at end of period	$8,477	$2,751

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2001.  The results of operations for the nine months ended May 31, 2002, are not necessarily indicative of the results to be expected for the full year ending August 31, 2002.

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

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2002	2001	2002	2001
Numerator:
Net income	$14,892	$11,481	$31,550	$25,504
Denominator:
Weighted average shares outstanding — basic	40,298	39,925	40,103	39,736
Effect of dilutive employee stock options	2,132	1,859	2,056	1,847
Weighted average shares — diluted	42,430	41,784	42,159	41,583

Net income per share — basic	$.37	$.29	$.79	$.64

Net income per share — diluted	$.35	$.27	$.75	$.61

Note 4

The Company elected to early adopt Statement No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001.  The following tables disclose what reported net income would have been for the three months and nine months ended May 31, 2002 and 2001 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized.  Similarly adjusted per-share amounts have also been presented.

	Three months ended May 31,		Nine months ended May 31,
	2002	2001	2002	2001
Net income:
Reported net income	$14,892	$11,481	$31,550	$25,504
Add back: Goodwill amortization	—	378	—	813
Add back: Trademarks and trade names Amortization	—	35	—	104
Adjusted net income	$14,892	$11,894	$31,550	$26,421

Net income per share — basic:
Reported net income	$.37	$.29	$.79	$.64
Goodwill amortization	—	.01	—	.02
Trademarks and trade names amortization	—	—	—	—
Adjusted net income	$.37	$.30	$.79	$.66

Net income per share — diluted:
Reported net income	$.35	$.27	$.75	$.61
Goodwill amortization	—	.01	—	.02
Trademarks and trade names amortization	—	—	—	—
Adjusted net income	$.35	$.28	$.75	$.63

Note 5

Effective April 1, 2002, the Company acquired 23 existing franchise restaurants located in the Wichita, Kansas market from franchisees and various minority investors.  The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $19.3 million consisted of real estate ($10.5 million), equipment ($1.7 million), the drive-ins’ operating assets ($0.1 million) and goodwill ($7.0 million).  The Company funded the acquisition through cash flow rom operations and its existing line of credit facility.  The results of operations of these restaurants have been included with that of the Company’s commencing April 1, 2002.

Note 6

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2002 presentation.

Note 7

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2002	2001	2002	2001
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.9%	82.2%	82.6%	80.3%
Franchised restaurants:
Franchise royalties	15.1	15.3	15.4	16.9
Franchise fees	0.8	1.1	0.9	1.3
Other	1.2	1.4	1.1	1.5
	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Company-owned restaurants (1):
Food and packaging	25.6%	25.6%	26.2%	26.2%
Payroll and other employee benefits	28.0	27.6	28.8	28.5
Other operating expenses	16.8	17.1	18.8	19.0
	70.4%	70.3%	73.8%	73.7%

Selling, general and administrative	7.8	8.8	8.6	9.7
Depreciation and amortization	5.9	6.8	6.9	7.6
Minority interest in earnings of restaurants (1)	5.5	5.6	4.2	4.3
Provision for impairment of long-lived assets	0.5	0.4	0.4	0.2
Income from operations	22.7	21.6	19.6	19.8
Net interest expense	1.4	1.7	1.6	1.8
Net income	13.4%	12.5%	11.3%	11.3%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core-markets	349	295	349	295
Developing markets	90	85	90	85
All markets	439	380	439	380
Franchise restaurants	2,032	1,913	2,032	1,913
System-wide restaurants	2,471	2,293	2,471	2,293

SALES DATA ($ in thousands):
System-wide sales	$ 604,440	$543,264	$1,567,180	$1,389,365
Percentage increase (3)	11.3%	13.7%	12.8%	9.5%
Average sales per restaurant:
Company-owned	$ 217	$209	$566	$544
Franchise	256	247	674	642
System-wide	248	240	653	624
Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets	3.2%	5.9%	3.5%	1.1%
Developing markets	(1.0)	1.0	(1.6)	(2.0)
All markets	2.4	4.9	2.6	0.5
Franchise	3.2	4.7	4.2	0.7
System-wide	3.1	4.8	4.0	0.7

(1)  As a percentage of Company-owned restaurant sales.

(2)  Number of restaurants open at end of period.

(3)  Represents percentage increase from the comparable period in the prior year.

(4)  Represents percentage increase (decrease) for restaurants open in both the current and prior year.

Comparison of the Third Fiscal Quarter of 2002 to the Third Fiscal Quarter of 2001.

Total revenues increased 21.4% to $111.3 million in the third fiscal quarter of 2002 from $91.6 million in the third fiscal quarter of 2001.  Company-owned restaurant sales increased 22.6% to $92.3 million in the third fiscal quarter of 2002 from $75.3 million in the third fiscal quarter of 2001.  Of the $17.0 million increase in Company-owned restaurant sales, $15.3 million was due to the net addition of 127 Company-owned restaurants since the beginning of fiscal year 2001 ($15.8 million from the addition of 61 newly constructed restaurants and 75 acquired restaurants since the beginning of fiscal year 2001 less $0.5 million from nine stores sold or closed during the same period).  Sales increases of 2.4% by stores open the full reporting periods of fiscal years 2002 and 2001 accounted for $1.7 million of the increase.  The Company expects to achieve its targeted rate of increase for same-store sales of 2% to 4% for the balance of the fiscal year as a result of sales driving initiatives including increased media spending, continued focus on new products, and the impact of expanding the Company’s breakfast program to additional markets during March and April 2002.

Franchise royalties increased 19.8% to $16.8 million in the third fiscal quarter of 2002, compared to $14.0 million in the third fiscal quarter of 2001.  The Company expects royalty revenues to grow between $7.0 to $8.0 million for fiscal year 2002 as a result of continued volume increases, new store openings, ongoing license conversions and the automatic step-up feature contained in many older license agreements.  Franchise fees decreased 9.9% as 33 franchise drive-ins opened in the third fiscal quarter of 2002 compared to 36 in the same period of fiscal year 2001.

Other income remained flat in the third fiscal quarter of 2002 compared to the third fiscal quarter of 2001.  The Company expects other income of $0.8 million to $0.9 million in the fourth quarter of fiscal year 2002.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 70.4% in the third fiscal quarter of 2002, compared to 70.3% in the third fiscal quarter of 2001.  Food and packaging costs, as a percentage of Company-owned restaurant sales, remained relatively flat decreasing four basis points as a result of lower unit level costs for several items including beef and dairy costs.  Looking forward, the Company expects food and packaging costs to remain relatively flat for the next few quarters.

Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 37 basis points as a result of ongoing investment in store-level labor.  The Company plans to continue to invest heavily in store-level labor as a part of its commitment to outstanding customer service in addition to an increase in training and store-level management for the rollout of the breakfast program.  The Company expects these factors to increase labor costs in future quarters by 25 to 50 basis points on a year-over-year basis.

Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 25 basis points primarily due to the leverage of higher sales volumes.  The Company expects continued benefit from higher sales volumes and lower utility costs to produce a 25 basis point improvement in other operating expenses during the last quarter of fiscal year 2002.  Overall, the Company anticipates that favorable food costs and the leverage of operating at higher volumes will offset the continued investment in store-level labor to produce relatively flat restaurant-level margins in the fourth quarter of fiscal year 2002 compared to the same period in fiscal year 2001.  The Company expects this trend to continue into the first quarter of fiscal year 2003.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 7.8% in the third fiscal quarter of 2002, compared with 8.8% in the third fiscal quarter of 2001.  The Company anticipates that selling, general and administrative expenses will grow by 10% to 12% during the fourth quarter of fiscal year 2002 and fiscal year 2003 on a year-over-year basis.

Depreciation and amortization expense increased 6.5% or $0.4 million in the third fiscal quarter of 2002 over the comparable quarter in 2001.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $0.7 million in the third fiscal quarter of 2002 as compared to the third fiscal quarter of 2001, excluding any related tax effects.  See Note 4 of Notes To Condensed Consolidated Financial Statements for additional information regarding the impact of adopting Statement No. 142.  Including the acquisition of 23 stores in the Wichita, Kansas market, the Company expects depreciation and amortization to be approximately $7.0 million in the fourth quarter of fiscal year 2002.

During the third fiscal quarter of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 — “Accounting for the Impairment of Long-Lived Assets” and estimates were revised on two stores which were previously impaired under FAS 121.  As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value.  The Company continues to perform quarterly analyses of certain underperforming restaurants.   It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

Minority interest in earnings of restaurants increased 21.6% to $5.1 million as the Company’s minority partners shared in the increased restaurant-level profits.  However, minority interest as a percentage of Company-owned restaurant sales decreased to 5.5% in the third fiscal quarter of 2002, compared to 5.6% in the third fiscal quarter of 2001.  Looking forward, the Company believes minority interest, as a percentage of Company-owned restaurant sales, will remain flat or increase slightly in the fourth quarter of fiscal year 2002 as compared to the same period in fiscal year 2001.

Income from operations increased 27.4% to $25.3 million in the third fiscal quarter of 2002 from $19.8 million in the third fiscal quarter of 2001 due primarily to the growth in revenues and other matters discussed above.

Net interest expense remained flat at $1.5 million in the third fiscal quarter of 2002 as compared to the third fiscal quarter of 2001.  The Company expects net interest expense to remain flat or decrease slightly for the balance of fiscal year 2002 as a result of strong cash flow from operations.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 2002, consistent with the same period in fiscal year 2001.

Net income increased 29.7% over the comparable period in 2001.  Diluted earnings per share increased to $.35 per share in the third fiscal quarter of 2002, compared to $.27 per share in the third fiscal quarter of 2001, for an increase of 29.6%.

Comparison of the First Three Fiscal Quarters of 2002 to the First Three Fiscal Quarters of 2001.

Total revenues increased 24.1% to $280.2 million in the first three fiscal quarters of 2002 from $225.9 million in the first three fiscal quarters of 2001.  Company-owned restaurant sales increased 27.5% to $231.4 million in the first three fiscal quarters of 2002 from $181.5 million in the first three fiscal quarters of 2001.  Of the $49.9 million increase, $45.6 million was due to the net addition of 127 Company-owned restaurants since the beginning of fiscal year 2001 ($47.3 million from the addition of 61 newly constructed restaurants and 75 acquired restaurants since the beginning of fiscal year 2001 less $1.7 million from nine stores sold or closed during the same period).  Average sales increases of approximately 2.6% by stores open the full reporting periods of fiscal year 2002 and 2001 accounted for $4.3 million of the increase.  Franchise royalties increased 13.4% to $43.2 million in the first three fiscal quarters of 2002, compared to $38.1 million in the first three fiscal quarters of 2001.    Franchise fees decreased 5.7% as 91 franchise drive-ins opened in the first three fiscal quarters of 2002 as compared to 101 in the first three fiscal quarters of 2001.  However, the average franchise fee increased as a greater percentage of stores opened under the newest form of license agreement, which has a higher franchise fee and royalty rate.

Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.8% in the first three fiscal quarters of 2002 compared to 73.7% in the first three fiscal quarters of 2001.  Food and packaging costs, as a percentage of Company-owned restaurant sales, remained relatively flat as lower than expected beef costs and a moderation in dairy costs were offset by increased discounting from standard menu prices.  Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 29 basis points as a result of an increase in average wage rates, increased investment in store-level labor as a part of the Company’s commitment to outstanding customer service, and an increase in training and store-level management for the rollout of the breakfast program.  Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 20 basis points primarily as a result of the leverage of higher sales volumes and improvements in utility costs.  Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 4.2% in the first three fiscal quarters of 2002, compared to 4.3% in the first three fiscal quarters of 2001.

Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.6% in the first three fiscal quarters of 2002, compared with 9.7% in the first three fiscal quarters of 2001 as a result of the leverage of operating at higher sales volumes.  Depreciation and amortization expense increased 12.3% or $2.1 million in the first three fiscal quarters of 2002 over the comparable quarters in 2001.  The increase in depreciation resulted primarily from new drive-in development and store acquisitions in the third fiscal quarter of 2002.  The

Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $1.5 million in the first three fiscal quarters of 2002 as compared to the first three fiscal quarters of 2001, excluding any related tax effects.

During the first three fiscal quarters of 2002, two drive-ins in developing markets became impaired under the guidelines of FAS 121 — “Accounting for the Impairment of Long-Lived Assets” and estimates were revised on two stores which were previously impaired under FAS 121.  As a result, a provision for impairment of long-lived assets of $1.2 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value.  The Company continues to perform quarterly analyses of certain underperforming restaurants.   It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

Income from operations increased 22.8% to $54.9 million in the first three fiscal quarters of 2002 from $44.7 million in the first three fiscal quarters of 2001 due primarily to the growth in revenues and other matters discussed above.

Net interest expense in the first three fiscal quarters of 2002 increased $0.5 million over the first three fiscal quarters of 2001.  This increase was the result of additional borrowings to fund, in part, acquisitions, capital additions and share repurchases made during the first fiscal quarter of 2002.

Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 2002, consistent with the same period in fiscal year 2001.

Net income increased 23.7% over the comparable period in 2001.  Diluted earnings per share increased to $.75 per share in the first three fiscal quarters of 2002, compared to $.61 per share in the first three fiscal quarters of 2001, for an increase of 23.0%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased by $19.3 million or 48.3% during the first three fiscal quarters of 2002 as compared to the same period in fiscal 2001, primarily as the result of an increase in operating profit before depreciation and the timing of payments to advertising funds, coops and taxing authorities.

During the first three fiscal quarters of 2002, the Company opened 27 newly constructed restaurants and acquired a net of 20 existing restaurants from franchisees.  The Company funded total capital additions for the first three fiscal quarters of 2002 of $58.7 million (which included the cost of newly opened restaurants, restaurants under construction, acquired restaurants, new equipment for existing restaurants, and other general expenditures) from cash generated by operating activities and long-term borrowings.  During the nine months ended May 31, 2002, the Company purchased the real estate on 41 of the 52 newly constructed and acquired restaurants.  The Company expects to own the land and building for most of its future newly constructed restaurants.

During the first three fiscal quarters of 2002, the Company repurchased approximately 0.5 million shares at an aggregate cost of $9.0 million.  As of May 31, 2002, the Company had approximately $11.0 million available under its Board approved repurchase program, which expires at the end of calendar year 2002.

The Company’s total cash balance of $8.5 million as of May 31, 2002, reflected the impact of the cash generated from operating activities, borrowing activity, and expenditures mentioned above.  The Company has an agreement with a group of banks which provides the Company with an $80 million line of credit expiring in July of 2004.  The Company plans to use the line of credit to finance the opening of newly constructed restaurants, acquisitions, purchases of the Company’s common stock and for other general corporate purposes.  As of May 31, 2002, the Company’s outstanding borrowings under the line of credit were $29.0 million, at an effective borrowing rate of 3.4%, as well as $0.2 million in outstanding letters of credit.  The amount available under the line of credit as of May 31, 2002, was $50.8 million.

The Company expects total capital expenditures of $65 million to $70 million in fiscal year 2002, excluding any other potential acquisitions.  These capital expenditures primarily relate to the development of additional Company-owned restaurants, the acquisition of franchised restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems.  The Company expects to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under its existing unsecured revolving credit facility.  The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2002.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

During the fiscal quarter ended May 31, 2002, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties.  In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.  None.

Form 8-K Reports. The Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 2002.  The Company filed a Form 8-K on June 7, 2002 to report the termination of Arthur Andersen LLP as the Company’s principal accountant and the engagement of Ernst & Young LLP as principal accountant.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President and Chief Financial Officer

Date: July 11, 2002