Form 10-K
period 2002-08-31
SONIC CORP
filed 2002-11-27
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended		Commission File Number
August 31, 2002		0-18859

SONIC CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		73-1371046
(State of Incorporation)		(I.R.S. Employer Identification No.)
101 Park Avenue
Oklahoma City, Oklahoma		73102
(Address of Principal Executive Offices)		(Zip Code)

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

        Indicate by check mark if this Form 10-K does not contain and, to the best of the Registrant’s knowledge, the Registrant’s definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K will not contain a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K. YES X . No     .

        As of November 1, 2002, the aggregate market value of the 37,467,299 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $892.5 million, based on the closing sales price for the common stock as reported for that date. As of November 1, 2002, the Registrant had 39,125,625 shares of common stock issued and outstanding (excluding 9,364,820 shares of common stock held as treasury stock).

Documents Incorporated by Reference

        Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders following the fiscal year ended August 31, 2002.

FORM 10-K OF SONIC CORP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22

FORM
10-K

SONIC CORP.

PART I

Item 1. Business

General

        Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2002, the Company had 2,533 restaurants in operation, consisting of 452 Company-owned restaurants and 2,081 franchised restaurants, principally in the southern two-thirds of the United States. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes.

        The Sonic drive-in restaurant chain began in the early 1950’s. The Company has two operating subsidiaries, Sonic Industries Inc. and Sonic Restaurants, Inc.  Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company-owned restaurants. References in this report to the “Company” and “Sonic” are references to Sonic Corp. and its subsidiaries and predecessors, unless the context indicates otherwise.

        The Sonic drive-in restaurant chain began in the early 1950’s. The Company was incorporated in the State of Delaware in 1990, in connection with its 1991 public offering of consumer stock. The Company’s objective is to maintain its position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of its core and developing markets. The Company has developed and is implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a menu of quality made-to-order and signature food items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Company-owned and franchised restaurants within the Company’s core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to support the Sonic system.

        The Sonic drive-in restaurant chain was begun in the early 1950's by the Company's predecessors. The Company was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. The Company’s principal executive offices are located at 101 Park Avenue, Oklahoma City, Oklahoma 73102. The Company’s telephone number is (405) 280-7654.

Menu

        Sonic restaurants offer made-to-order hamburgers and other sandwiches and feature Sonic signature items, such as extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. In addition, the Company’s restaurants offer certain other items during limited-time promotions.

        Sonic began offering a breakfast menu in certain test markets in October 1999. The breakfast menu is currently offered in markets comprising approximately 49% of all Sonic restaurants. The Company plans to continue the expansion of the number of restaurants offering the breakfast menu to all Sonic restaurants over the next few years. Those restaurants serving a breakfast menu are open beginning no later than 7 a.m. and serve the full menu all day. Items on the breakfast menu include sausage, ham, or bacon with egg and cheese Toaster® sandwiches, sausage and egg burritos, and specialty breakfast drinks.

Restaurant Locations

        As of August 31, 2002, the Company owned or franchised 2,533 drive-in restaurants, which are located in 30 states, principally in the southern two-thirds of the United States, and in Mexico. The Company defines its core markets as those television markets where the penetration of Sonic restaurants (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management. All other television markets where restaurants are located are referred to as developing markets. A market may be located where it extends into more than one state. The Company’s core markets contain approximately 74% of all Sonic restaurants as of August 31, 2002. Developing markets are located in the states indicated below and Mexico. Many states have both core markets and developing markets. Based on the relative composition of core and developing markets within a state, the Company classifies a state as either a core or developing market state. The Company now has two restaurants in Mexico and a development agreement providing for seven additional restaurants to be opened in Mexico in the next three years. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 2002:

Core	Company-owned Restaurants	Franchised Restaurants	Total
Arkansas	24	133	157
Kansas	35	90	125
Louisiana	18	111	129
Mississippi	0	110	110
Missouri	46	127	173
New Mexico	0	65	65
Oklahoma	65	163	228
Tennessee	38	145	183
Texas	124	584	708

Total	350	1,528	1,878

Developing	Company-owned Restaurants	Franchised Restaurants	Total
Alabama	28	61	89
Arizona	0	73	73
California	0	15	15
Colorado	6	48	54
Florida	13	21	34
Georgia	7	71	78
Idaho	0	5	5
Illinois	4	26	30
Indiana	4	14	18
Iowa	0	9	9
Kentucky	19	38	57
Nebraska	2	15	17
Nevada	0	15	15
North Carolina	0	58	58
Ohio	0	5	5
Oregon	0	1	1
South Carolina	0	52	52
Utah	4	12	16
Virginia	14	9	23
West Virginia	1	1	2
Wyoming	0	2	2
Mexico	0	2	2
Total	102	553	655

Total System	452	2,081	2,533

Expansion

        During fiscal year 2002, the Company opened 40 Company-owned restaurants and its franchisees opened 142 restaurants. During fiscal year 2003, the Company plans to open approximately 35 to 40 Company-owned restaurants and anticipates that its franchisees will open approximately 150 to 160 restaurants. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. The Company believes that its existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. The ability of the Company and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal year 2003 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of the Company and its franchisees, and the general economic and business conditions to be faced in fiscal year 2003.

        The Company’s expansion strategy for Company-owned restaurants involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of developing markets. In addition, the Company may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

Restaurant Design and Construction

        General. The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, the Company has incorporated a drive-through service and patio seating area in most new restaurants. A few Sonic restaurants provide an indoor seating area and a few restaurants are located in non-traditional areas such as shopping mall food courts and convenience stores.

        Retrofit Program. In fiscal year 1997, the Company began implementing a remodeling program to retrofit all Sonic drive-in restaurants. The retrofit included new signage, new menu and speaker housings, and significant trade dress modifications to the exterior of each restaurant’s building. The Company implemented the program on a market-by-market basis and as of August 31, 2002, all markets and 98% of the Sonic chain featured the new retrofit signage and trade dress style.

Marketing

        The Company has designed its marketing program to differentiate Sonic drive-in restaurants from its competitors by emphasizing five key areas of customer satisfaction: (1) the personal manner of service by carhops, (2) made-to-order menu items, (3) speed of service, (4) quality, and (5) value. The marketing plan includes monthly promotions for use throughout the Sonic chain. The Company supports those promotions with television, radio commercials, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight signature menu items of Sonic drive-in restaurants.

        Each year the Company and its advertising agency (with involvement of the Sonic Franchise Advisory Council) develop a marketing plan. The Company requires the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. Under each of the Company’s license agreements, the franchisee must contribute a minimum percentage of the franchisee’s gross revenues to a national media production fund and spend an additional minimum percentage of gross revenues on local advertising, either directly or through the Company-required participation in advertising cooperatives. Depending on the type of license agreement, the minimum percentages of gross revenues contributed by franchisees for local advertising cooperative funds range from 1.125% to 3.25% and, for the Sonic Advertising Fund (the national fund administered by the Company), the franchisees contribute a range of 0.375% to 0.75% of gross revenues. The members of each local advertising cooperative may elect and frequently do elect to have the cooperative’s member drive-ins contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds. In 1999, Sonic restaurant owners approved the establishment of a System Marketing Fund which became effective January 1, 2000. The purpose of this fund is to complement local advertising efforts in attracting customers to Sonic restaurants by promoting the message of the Sonic brand to an expanded audience. The primary focus of the fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities. The System Marketing Fund is funded by 0.5% of each franchisee’s gross revenues, which amount is redistributed from the franchisee’s local advertising fund contribution.

        For fiscal year 2002, franchisees participating in cooperatives contributed an average of 3.76% of gross revenues to Sonic advertising cooperatives, exceeding the required 1.125% to 3.25% under most license agreements in effect during that period. As of August 31, 2002, 2,444 Sonic restaurants (96% of the chain) participated in advertising cooperatives. The Company estimates that the total amount spent on media (principally television) exceeded $90 million for fiscal year 2002 and expects media expenditures to exceed $100 million for fiscal year 2003.

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

        The Company requires its Company-owned and franchised restaurants to purchase from approved distribution centers. By purchasing as a group, the Company has achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal year 2002, the average cost of food and packaging for a Sonic restaurant, as reported to the Company by its franchisees, equaled approximately 27.5% of net revenues. The Company believes that negotiating and purchasing food as a system has allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred. The reduction in the number of food and paper product distributors to the Sonic chain over the past few years has improved the ability of the Company to negotiate more advantageous purchasing terms and to maintain more uniform products.

Food Safety and Quality Assurance

        To ensure the consistent delivery of safe, high-quality food, Sonic created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic restaurants, and provides certain requirements that must be adhered to by all suppliers, distributors, and restaurants. The Company also has a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. The Company’s food safety system includes employee training, supplier product testing, drive-in food safety auditing by independent third parties, and other detailed components that monitor the safety and quality of the products and procedures of the Company at every stage of the food preparation and production cycle. Employee training in food safety is covered under the Company’s franchisee training program, referred to as the STAR Training Program. This program includes specific training information and requirements for every station in the drive-in. The Company also provides training in ServSafe, the most recognized food safety training certification in the restaurant industry.

General Operations

        Management Information Systems. The Company utilizes point-of-sale equipment in each of its Company-owned and franchised restaurants. Certain financial and other information is polled on a daily basis from most Company-owned restaurants. The Company is developing software and hardware enhancements to its management information systems to facilitate communication and the exchange of information among the corporate office and Company-owned and franchised restaurants.

        Reporting. The license agreement requires all Sonic restaurants to submit a profit and loss statement on or before the 20th of each month. All company-owned stores and approximately 580 or 28.2% of franchise stores submit their data electronically. Sonic expects to add more stores to electronic reporting which will reduce resources needed for manual processing of store level data.

        Hours of Operation. Sonic restaurants typically operate seven days a week. The restaurants participating in the breakfast program (approximately 49% of all Sonic restaurants) are generally open no later than 7:00 a.m. and close at 11:00 p.m. All other restaurants are typically open from 10:00 a.m. to 11:00 p.m.

Company Operations

        Restaurant Personnel. A typical Company-owned restaurant is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant. Each supervisor has the responsibility of overseeing an average of four to seven Company-owned restaurants. The Company also employs 15 Directors of Operations who oversee an average of five to six supervisors within their respective regions and three regional vice presidents who report to vice presidents. The Directors report to either a regional vice president or a vice president. The Company employs a Senior Vice President of Operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

        Ownership Program. The Sonic restaurant philosophy stresses an ownership relationship with supervisors and managers. As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Company-owned restaurant. The Company owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The Company believes that its ownership structure provides a substantial incentive for restaurant supervisors and managers to operate their restaurants profitably and efficiently.

        The Company records the interests of supervisors and managers as “minority interest in earnings of restaurants” under costs and expenses on its financial statements. The Company estimates that the average percentage interest of a supervisor was 16% and the average percentage interest of a manager in a restaurant was 18% in fiscal year 2002. Each restaurant distributes its available cash flow to its supervisors and managers and to the Company on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant. The Company has the right to purchase the minority interest of the supervisor or manager in the restaurant. Typically, the amounts of the buy-in and the buy-out are based on the restaurant’s sales during the preceding 12 months.

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

	2002	2001	2000	1999	1998
Average Sales per Company-owned
Restaurant (in thousands)	$791	$772	$747	$702	$663
Number of Company-owned Restaurants:
Total Open at Beginning of Year	393	312	296	292	256
Newly-Opened and Re-Opened	40	34	24	37	50
Purchased from Franchisees*	25	50	2	4	—
Sold to Franchisees*	(5)	(2)	(6)	(36)	(14)
Closed	(1)	(1)	(4)	(1)	—

Total Open at Year End	452	393	312	296	292

        *The relatively large number of stores sold to franchisees in fiscal years 1998 and 1999 and purchased from franchisees in fiscal years 2001 and 2002 represent transactions where a majority of restaurants in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where the Company purchased restaurants, the selling multi-unit franchisee groups continued to own and operate multiple franchised Sonic restaurants.

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

        As of August 31, 2002, the Company had 2,081 franchised restaurants operating in 30 states and Mexico, and the Company had entered into area development agreements which contemplate the opening of 152 additional restaurants during fiscal year 2003. However, the Company cannot give any assurance that its franchisees will achieve that number of new restaurants for fiscal year 2003. During fiscal year 2002, the Company’s franchisees opened 85 Sonic drive-in restaurants pursuant to existing area development agreements.

        Franchise Agreements. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to the Company of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. The Company’s current license agreement provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. Approximately 99% of all Sonic restaurants opening in fiscal year 2003 are expected to open under the current license agreement. Pursuant to the terms of existing area development agreements, the remaining 1% of all Sonic restaurants opening in fiscal year 2003 will open under a former version of the license agreement, which provides for a franchise fee of $15,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 4% as the level of gross revenues increases. All license agreements to be issued to restaurants opening in fiscal year 2003 provide for a term of 20 years, with one 10-year renewal option. The Company has the right to terminate any franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to the policies and standards of the Company. Many state franchise laws limit the ability of the Company to terminate or refuse to renew a franchise.

        As of August 31, 2002, 30% of all Sonic restaurants were subject to the 1% to 5% graduated royalty rate, 53% were subject to the 1% to 4% graduated royalty rate, and 17% were subject to a former version of the license agreement (which is no longer being issued) providing for a 1% to 3% graduated royalty rate. For fiscal year 2002, the Company’s average royalty rate equaled 3.27%. Beginning in fiscal year 2003 and continuing through fiscal year 2010, a total of 218 franchised restaurants currently operating under the license agreement providing for the 1% to 3% graduated royalty will have their royalty rates increase to the 1% to 4% graduated royalty rate. The license agreements for the remaining 130 restaurants which are subject to the 1% to 3% graduated royalty rate will expire beginning in fiscal year 2003 and continuing through fiscal year 2010. Restaurants currently operating under those expiring license agreements will either cease operations or renew their licenses pursuant to the terms of the then current license agreement. The Company expects that such automatic increase of royalty rates under certain existing license agreements and the renewals of the other expiring license agreements will contribute to an increase in the Company’s royalty revenues.

        Area Development Agreements. The Company uses area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single restaurant basis, approximately 60% of the new franchised restaurants opened during fiscal year 2002 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, the Company has the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

        During fiscal year 2002, the Company entered into 34 new area development agreements calling for the opening of 161 Sonic drive-in restaurants during the next six years. As of August 31, 2002, the Company had a total of 130 area development agreements in effect, calling for the development of 575 additional Sonic drive-in restaurants during the next six years. Of the 138 restaurants scheduled to open during fiscal year 2002 under area development agreements in place at the beginning of that fiscal year, 85 or 62% opened during the period.

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

        Franchised Restaurant Development. The Company assists each franchisee in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee’s restaurant location, but must obtain Company approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. The Company provides its franchisees with the physical specifications for the typical Sonic drive-in restaurants.

        Franchisee Financing. Other than the agreements described below, the Company does not generally provide financing to franchisees or guarantee loans to franchisees made by third parties.

        The Company entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portion of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $5.0 million as of August 31, 2002. The Company ceased guaranteeing loans made under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.

        Franchisee Training. Each franchisee must have at least one individual working full time at the Sonic drive-in restaurant who has completed the Sonic Management Development Program before opening or operating the Sonic drive-in restaurant. The program consists of 12 weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, quick service, cleanliness of restaurants, management techniques and consistency of service. Furthermore, the Company’s management teams receive training in ServSafe, the most recognized food safety training certification in the restaurant industry.

        Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, the Company provides various other services to its franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic restaurants; (3) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (4) and one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio, and Concept Services, Inc. in Austin, Texas. The Company’s field services organization consists of 15 field service consultants, 11 field marketing representatives, and four new franchise consultants, all with responsibility for defined geographic areas. The field service consultants provide operational services and support for the Company’s franchisees, while the field marketing representatives assist the franchisees with the development of co-op and local market promotional activities. New franchise consultants support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee’s first three Sonic restaurants. The Company also has six real estate directors who assist the franchisees with the identification of trade areas for new restaurants, the franchisees’ selection of sites for their restaurants, and the approval of those sites. Six other field representatives provide a variety of other services to franchisees.

        Franchise Operations. The Company and its franchisees operate all restaurants in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities. The Company develops all standards and specifications with input from franchisees, and they are applied on a system-wide basis.

Each franchisee has full discretion to determine the prices charged to its customers.

        Franchise Advisory Council. The Company has established a Franchise Advisory Council which provides advice, counsel, and input to the Company on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 16 members selected by the Company. Eight executive committee members are selected at large. The remaining eight members are regional members who represent three defined regions of the country and serve two-year terms.

        Franchised Restaurant Data. The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to the Company, and closed during the Company’s last five fiscal years.

	2002	2001	2000	1999	1998
Average Sales Per Franchised
Restaurant (in thousands)	$935	$899	$872	$842	$775
Number of Franchised Restaurants
Total Open at Beginning of Year	1,966	1,863	1,715	1,555	1,424
New Restaurants	142	157	150	139	120
Sold to the Company*	(25)	(50)	(2)	(4)	—
Purchased from the Company*	5	2	6	36	14
Closed and Terminated,
Net of Re-openings	(7)	(6)	(6)	(11)	(3)

Total Open at Year End	2,081	1,966	1,863	1,715	1,555

        * The relatively large number of stores purchased from the Company in fiscal years 1998 and 1999 and sold to the Company in fiscal years 2001 and 2002 represent transactions where a majority of restaurants in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where the Company purchased restaurants, the selling multi-unit franchisee groups continued to own and operate multiple franchised Sonic restaurants.

Competition

        The Company competes in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. The Company competes on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of the Company’s primary marketable points of difference with the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional and local food services, including quick service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on the Company’s sales, earnings, and growth. In selling franchises, the Company also competes with many franchisors of fast-food and other restaurants and other business opportunities.

Seasonality

        The Company’s results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

Employees

        As of August 31, 2002, the Company had 282 full-time employees. No collective bargaining agreement covers any of its employees. The Company believes that it has good labor relations with its employees. Company-

owned restaurants (operated as separate partnerships or limited liability companies) employed approximately 12,750 full-time and part-time employees as of August 31, 2002, none of whom constitute employees of the Company.

Trademarks and Service Marks

        The Company owns numerous trademarks and service marks. The Company has registered many of those marks, including the “Sonic” logo and trademark, with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and play an important role in its marketing efforts.

Government Regulation

        The Company must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC’s Trade Regulation Rule on Franchising (the “FTC Rule”) requires that the Company furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

        State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties, or fees, and by restricting the development of other restaurants within certain prescribed distances from existing franchised restaurants. Those laws also restrict a franchisor’s rights with regard to the termination of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination), by requiring the franchisor to give advance notice and the opportunity to cure the default to the franchisee, and by requiring the franchisor to repurchase the franchisee’s inventory or provide other compensation upon termination. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a significant effect on the Company’s operations.

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

        The owners of Sonic restaurants must comply with laws and regulations governing labor and employment issues, such as minimum wages, overtime, and other working conditions. Many of the food service personnel in Sonic restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at those locations.

Item 2. Properties

        Of the 452 Company-owned restaurants operating as of August 31, 2002, the Company operated 171 of them on property leased from third parties and 281 of them on property owned by the Company. The leases expire on dates ranging from 2003 to 2022, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require the Company to maintain the property and pay the cost of insurance and taxes.

        The Company’s corporate headquarters is located in approximately 68,500 square feet of leased office space in Oklahoma City, Oklahoma. The lease for that property expires in November 2003. The Company has entered into a 15 year lease to occupy approximately 78,000 square feet of office space in a new building being constructed in the Bricktown district of downtown Oklahoma City. The new lease is scheduled to commence in November 2003 and has two five-year renewal options. The Company also leases approximately 10,000 square feet of warehouse space in Oklahoma City, Oklahoma. The lease for the warehouse space expires in December 2003.

Item 3. Legal Proceedings

        The Company is involved in various legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. Management believes that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter during the fourth quarter of the Company’s last fiscal year to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Company

Identification of Executive Officers

        The following table identifies the executive officers of the Company.

Name	Age	Position	Officer Since

J. Clifford Hudson	48	Chairman of the Board of Directors and Chief Executive Officer	June 1985

Pattye L. Moore	44	President and Director	June 1992

Ronald L. Matlock	51	Senior Vice President, General Counsel and Secretary	April 1996

W. Scott McLain	40	Senior Vice President and Chief Financial Officer	April 1996

Frank B. Young, Jr.	51	Senior Vice President of Operations of Sonic Restaurants, Inc.	October 1994

Stephen C. Vaughan	36	Vice President of Planning and Analysis and Treasurer	January 1996

Terry D. Harryman	37	Controller	January 1999

Business Experience

        The following sets forth the business experience of the executive officers of the Company for at least the past five years.

        J. Clifford Hudson has served as the Company’s Chairman of the Board and Chief Executive Officer since January 2000. He served as President and Chief Executive Officer of the Company from April 1995 until January 2000 and has served as a director of the Company since August 1993. He served as President and Chief Operating Officer of the Company from August 1994 until April 1995, and he served as Executive Vice President and Chief Operating Officer from August 1993 until August 1994. From August 1992 until August 1993, Mr. Hudson served as Senior Vice President and Chief Financial Officer of the Company. From October 1994 until February 2001, Mr. Hudson served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms.

        Pattye L. Moore has served as President and Director of the Company since January 2001. Ms. Pattye Moore served as Executive Vice President of the Company from January 2000 until January 2001. Ms. Moore served as Senior Vice President of Marketing and Brand Development of the Company from August 1996 until January 2000. From August 1995 until August 1996, Ms. Moore served as Senior Vice President of Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June 1992 to August 1995. Ms. Moore serves as a director of ONEOK, Inc., a publicly-held company engaged in several aspects of the energy business.

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

        W. Scott McLain has served as Senior Vice President and Chief Financial Officer of the Company since January 2000. Mr. McLain served as Vice President of Finance and Chief Financial Officer of the Company from August 1997 until January 2000. From August 1997 until August 1999 he also served as Treasurer of the Company. From April 1996 to August 1997, he served as Vice President of Finance and Treasurer of the Company. From August 1993 until joining the Company, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas. From April 1991 to August 1993, Mr. McLain served as a Manager at Price Waterhouse in Dallas, Texas.

        Frank B. Young, Jr. has served as Senior Vice President of Operations of Sonic Restaurants, Inc. since January 2000, and has also served as a director of Sonic Restaurants, Inc. since January 2000. Mr. Young served as Vice President of Operations of Sonic Restaurants, Inc. from October 1994 to January 2000. From April 1989 until joining the Company, Mr. Young served as the President and sole shareholder of Wendco, Inc. of Madison, Wisconsin, a business consulting firm, and was a franchisee of Wendy’s International, Inc.

        Stephen C. Vaughan has served as Vice President of Planning and Analysis of the Company since January 1999 and has served as Treasurer since November 2001. He also served as a Vice President of the Company from August 1997 until January 1999, and as Controller of the Company from January 1996 until January 1999.

        Terry D. Harryman has served as Controller of the Company since January 1999. From October 1996 until January 1999, Mr. Harryman served as Director of Tax of the Company. From January 1998 until January 1999, Mr. Harryman also served as Assistant Treasurer of the Company. Mr. Harryman served as Assistant Treasurer of Sonic Industries Inc. and Sonic Restaurants, Inc. from October 1996 until January 2002.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

Market Information

        The Company’s common stock trades on the Nasdaq National Market (“Nasdaq”) under the symbol “SONC.” The following table sets forth the high and low closing bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the November 2000 and February 2002 three-for-two stock splits.

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 2001	$23.493	$17.513	November 30, 2000	$17.750	$13.833
February 28, 2002	$25.280	$25.090	February 28, 2001	$17.792	$14.209
May 31, 2002	$30.210	$24.950	May 31, 2001	$19.233	$15.292
August 31, 2002	$31.940	$23.400	August 31, 2001	$21.267	$17.067

Stockholders

        As of November 1, 2002, the Company had 445 record holders of its common stock.

Dividends

        The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

Securities

        The following table sets forth information about the Company’s equity compensation plans as of August 31, 2002.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by
security holders	4,183,197	$ 12.33	1,957,390
Equity compensation plans
not approved by
security holders	-0-	-0-	-0-

Item 6. Selected Financial Data

        The following table sets forth selected financial data regarding the financial condition and operating results of the Company. One should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Company’s Consolidated Financial Statements included elsewhere in this report.

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2002	2001	2000	1999	1998
Income Statement Data:
Company-owned restaurant sales	$330,707	$267,463	$224,880	$210,419	$182,011
Franchised restaurants:
Franchise royalties	61,392	54,220	47,595	40,859	32,391
Franchise fees	4,020	4,408	3,717	3,468	2,564
Other	4,043	4,547	3,864	2,861	2,141

Total revenues	400,162	330,638	280,056	257,607	219,107

Cost of restaurant sales	242,193	195,338	163,570	155,521	135,806
Selling, general and administrative	33,444	30,602	27,894	25,543	22,250
Depreciation and amortization	26,078	23,855	20,287	18,464	14,790
Minority interest in earnings of restaurants	14,864	12,444	10,173	8,623	7,904
Provision for impairment of long-lived assets	1,261	792	951	1,519	285
Special provision for litigation settlement	—	—	—	—	2,700

Total expenses	317,840	263,031	222,875	209,670	183,735

Income from operations	82,322	67,607	57,181	47,937	35,372
Net interest expense	6,319	5,525	5,186	4,278	2,750

Income before income taxes and cumulative
effect of change in accounting	$76,003	$62,082	$51,995	$43,659	$32,622

Income before cumulative effect of
change in accounting	$47,692	$38,956	$32,627	$27,396	$20,470
Cumulative effect of change in accounting,
net of taxes and minority interest	—	—	—	—	681

Net income	$47,692	$38,956	$32,627	$27,396	$19,789

Income per share before cumulative
effect of change in accounting (1):
Basic	$1.19	$0.98	$0.81	$0.65	$0.47
Diluted	$1.13	$0.93	$0.78	$0.63	$0.46

Balance Sheet Data:
Working capital (deficit)	$(12,942)	$(3,335)	$(6,371)	$(7,743)	$(7,292)
Property, equipment and capital leases, net	305,286	273,198	222,318	207,890	188,065
Total assets	405,356	358,000	278,371	256,677	233,180
Obligations under capital leases
(including current portion)	12,938	13,688	7,299	8,048	8,379
Long-term debt (including current portion)	109,375	109,168	83,881	72,400	61,518
Stockholders' equity	230,670	200,719	155,263	149,755	132,011

(1)     Adjusted for a 3-for-2 stock split in 2002, 2000 and 1998

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This annual report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resources needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Results of Operations

        The Company derives its revenues primarily from Company-owned restaurant sales and royalty payments from franchisees. The Company also receives revenues from initial franchise fees, area development fees, and the selling and leasing of signs and real estate. In addition, the Company owns and receives income from a minority interest in a few franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurants relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company’s franchising operations. The Company’s revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. The Company’s revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and franchise royalties are directly affected by the number of franchised restaurant openings.

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s statements of income. The table also sets forth certain restaurant data for the periods indicated.

Percentage Results of Operations and Restaurant Data
($ in thousands)

	Year ended August 31,
	2002	2001	2000
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.7%	80.9%	80.3%
Franchised restaurants:
Franchise royalties	15.3	16.4	17.0
Franchise fees	1.0	1.3	1.3
Other	1.0	1.4	1.4

	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants (1)	73.2%	73.0%	72.7%
Selling, general and administrative	8.4	9.3	10.0
Depreciation and amortization	6.5	7.2	7.2
Minority interest in earnings of restaurants (1)	4.5	4.7	4.5
Provision for impairment of long-lived assets	0.3	0.2	0.3
Income from operations	20.6	20.4	20.4
Net interest expense	1.6	1.7	1.9
Net income	11.9	11.8	11.7

RESTAURANT OPERATING DATA:
Company-owned restaurants:
Core markets	350	300	234
Developing markets	102	93	78

All markets (2)	452	393	312
Franchised restaurants (2)	2,081	1,966	1,863

Total	2,533	2,359	2,175

System-wide sales	$2,205,269	$1,971,477	$1,778,828
Percentage increase (3)	11.9%	10.8%	12.0%

Average sales per restaurant:
Company-owned	$791	$772	$747
Franchise	935	899	872
System-wide	906	874	853

Change in comparable restaurant sales (4):
Company-owned restaurants:
Core markets (5)	2.6%	2.4%	2.9%
Developing markets (5)	-2.1	-0.5	0.6
All markets	1.7	1.8	2.4
Franchise	3.2	1.8	3.2
System-wide	3.0	1.8	3.0

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of year.
(3)	Represents percentage increase from the comparable period in the prior year.
(4)	Represents percentage change for restaurants open in both the reported and prior years.
(5)	The calculation of the percentage change of Company-owned restaurants by core and developing markets is based on a television market determination rather than the state determination reflected in the number of Company-owned restaurants by core and developing markets set forth above in this table and on page 2.

        Comparison of Fiscal Year 2002 to Fiscal Year 2001. Total revenues increased 21.0% to $400.2 million during fiscal year 2002 from $330.6 million in fiscal year 2001. Company-owned restaurant sales increased 23.6% to $330.7 million during fiscal year 2002 from $267.5 million in fiscal year 2001. Of the $63.2 million increase, $58.9 million was due to the net addition of 140 Company-owned restaurants since the beginning of fiscal year 2001 ($61.4 million from the addition of 74 newly constructed restaurants and 75 acquired restaurants since the beginning of fiscal year 2001 less $2.5 million from nine stores sold or closed during the same period). Average sales increases of approximately 1.7% by stores open the full reporting periods of fiscal year 2002 and 2001 accounted for $4.3 million of the increase.

        Franchise royalties increased 13.2% to $61.4 million during fiscal year 2002, compared to $54.2 million in fiscal year 2001. Of the $7.2 million increase, approximately $3.9 million was attributable to franchise same-store sales growth of 3.2% combined with an increase in the effective royalty rate from 3.18% in fiscal year 2001 to 3.27% in fiscal year 2002. Each of the Company’s license agreements contains an ascending royalty rate feature whereby the royalty rate increases as sales volumes increase. The balance of the increase resulted from an increase in the number of franchise restaurants operating in fiscal year 2002 compared to fiscal year 2001. Franchise fees decreased 8.8% as 142 franchise drive-ins opened during fiscal year 2002 as compared to 157 in fiscal year 2001. However, the average franchise fee increased as a greater percentage of stores opened under the newest form of license agreement, which has a higher franchise fee and royalty rate.

        The Company expects total revenue growth during fiscal year 2003 of approximately 15% based on targeted same-store sales growth of 1% to 3% as well as the addition of approximately 190 to 200 new drive-ins (35 to 40 Company-owned and 150 to 160 franchise). The Company anticipates that the continued benefit of the ascending royalty rate and new franchise store openings will result in $7.0 million to $8.0 million in incremental franchise royalties and an increase of approximately seven to ten basis points in the average royalty rate.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.2% during fiscal year 2002 compared to 73.0% in fiscal year 2001. Food and packaging costs, as a percentage of Company-owned restaurant sales, remained flat as lower than expected beef costs and a moderation in dairy costs were offset by slightly increased discounting from standard menu prices. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 40 basis points as a result of an increase in average wage rates, increased investment in store-level labor as a part of the Company’s commitment to outstanding customer service, and an increase in training and store-level management for the rollout of the breakfast program. Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 13 basis points primarily as a result of the leverage of higher sales volumes and improvements in utility costs. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 4.5% during fiscal year 2002, compared to 4.7% in fiscal year 2001 as a result of the decline in overall restaurant-level margins. Most of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

        Looking forward, the Company expects restaurant cost of operations to remain flat or increase slightly, as a percentage of Company-owned restaurant sales, during fiscal year 2003 as the leverage of operating at higher volumes and a favorable food cost environment is anticipated to mostly offset the continued investment in store-level labor and rising workers’ compensation insurance rates. The Company continues to look for ways to strengthen its partnership program so that a larger percentage of managers’ and supervisors’ compensation is derived from the partnership program. However, since the Company expects store-level margins to remain flat or deteriorate slightly, minority interest in earnings of restaurants is expected to remain flat or decline slightly as a percentage of Company-owned restaurant sales.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.4% during fiscal year 2002, compared with 9.3% in fiscal year 2001 as a result of the leverage of operating at higher sales volumes. The Company expects selling, general and administrative expenses to grow by 8% to 10% in fiscal year 2003 while continuing to decline as a percentage of total revenues. A significant portion of the Company’s future revenue growth will be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than the Company’s franchising operations since most expenses of Company-owned restaurant operations are reflected in restaurant cost of operations and minority interest in restaurant operations.

        Depreciation and amortization expense increased 9.3% to $26.1 million during fiscal year 2002 compared to 17.6% in fiscal year 2001 while declining as a percentage of revenue to 6.5% as compared to 7.2% the prior year. The increase in depreciation resulted primarily from new drive-in development and store acquisitions in the third fiscal quarter of 2002. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001 which resulted in a reduction in amortization expense of $2.2 million during fiscal year 2002 as compared to fiscal year 2001, excluding any related tax effects. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the new Accounting Statement. Management expects depreciation and amortization to grow by approximately 12% to 14% during fiscal year 2003 and to continue to decline as a percentage of total revenues.

        During fiscal year 2002, two drive-ins in developing markets became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets,” and estimates were revised on three stores which were previously impaired under FAS 121. As a result, a provision for impairment of long-lived assets of $1.3 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. During fiscal year 2001, two drive-ins became impaired under FAS 121 resulting in an impairment of $0.8 million. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Income from operations increased 21.8% to $82.3 million during fiscal year 2002 from $67.6 million in fiscal year 2001 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense during fiscal year 2002 increased 14.4% to $6.3 million from $5.5 million in fiscal year 2001. This increase was the result of additional borrowings to fund share repurchases of $26.0 million and capital expenditures of $71.1 million, including $20.5 million for acquisitions. The Company expects interest expense to increase slightly in fiscal year 2003, excluding the impact of potential acquisitions and share repurchases.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal year 2002 and 2001. Net income increased 22.4% to $47.7 million in fiscal year 2002 compared to $39.0 million in fiscal year 2001. Diluted earnings per share increased to $1.13 per share during fiscal year 2002, compared to $0.93 per share in fiscal year 2001, for an increase of 21.5%. The Company expects diluted earnings per share to grow by 18% to 20% during fiscal year 2003.

        Comparison of Fiscal Year 2001 to Fiscal Year 2000. Total revenues increased 18.1% to $330.6 million during fiscal year 2001 from $280.1 million in fiscal year 2000. Company-owned restaurant sales increased 18.9% to $267.5 million in fiscal year 2001 from $224.9 million in fiscal year 2000. Of the $42.6 million increase in Company-owned restaurant sales, $39.3 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal 2000 ($42.1 million from the addition of 58 newly constructed restaurants and 52 acquired restaurants since the beginning of fiscal year 2000 less $2.8 million from 13 stores sold or closed during the same period). Average sales increases of approximately 1.8% by stores open throughout the full reporting periods of fiscal year 2001 and 2000 accounted for $3.3 million of the increase.

        Franchise royalties increased 13.9% to $54.2 million in fiscal year 2001, compared to $47.6 million in fiscal year 2000. Of the $6.6 million increase, approximately $3.4 million was attributable to additional franchise restaurants in operation and an increase in royalty rates caused by the conversion of some of the Company’s older license agreements to newer agreements, and the automatic royalty rate step-up feature contained in many of the Company’s older license agreements. The balance of the increase resulted from franchise same-store sales growth of 1.8% in fiscal year 2001. Each of the Company’s license agreements contains an ascending royalty rate feature whereby the royalty rate increases as sales volumes increase. As a result of this feature and the majority of new stores opening under the most current form of license agreement, which contains higher rates, as well as the conversion and automatic step-up features described above, the Company’s average royalty rate grew to 3.18% during fiscal 2001 from 3.06% during fiscal 2000. One hundred fifty-seven franchise drive-ins opened in fiscal year 2001 compared to 150 in fiscal year 2000, resulting in an 18.6% increase in franchise fee revenues.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.0% in fiscal year 2001, compared to 72.7% in fiscal year 2000. Food and packaging costs decreased 10 basis points, as a percentage of Company-owned restaurant sales, primarily as a result of a lower rate of discounting from standard menu pricing, which combined with lower unit costs for potatoes and pork to more than offset higher beef, dairy and packaging costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 50 basis points from fiscal year 2000 as a result of several factors including an increase in the average wage rate, additional labor related to the Company’s effort to expand its business in under-penetrated day parts, including an expanded breakfast program, as well as incremental training hours associated with an ongoing Quality Assurance initiative. Other operating expenses decreased 10 basis points due to the leveraging of fixed costs over higher volumes and a lower rate of discounting. Minority interest in earnings of restaurants increased 22.3% to $12.4 million in fiscal year 2001, compared to $10.2 million in fiscal year 2000.

        Selling, general and administrative expenses, as a percentage of total revenues, decreased to 9.3% in fiscal year 2001, compared with 10.0% in fiscal year 2000. Depreciation and amortization expense increased 17.6% to $23.9 million in fiscal year 2001 resulting primarily from store acquisitions and new drive-in development as well as store equipment and technology upgrades.

        During fiscal year 2001, two drive-ins became impaired under the guidelines of FAS 121, “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of $0.8 million was recorded for the drive-ins’ carrying cost in excess of the present value of estimated future cash flows. Two drive-ins also became impaired under the guidelines of FAS 121 in fiscal year 2000, resulting in an impairment of $1.0 million.

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

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $17.8 million or 27.1% in fiscal year 2002 as compared to the same period in fiscal year 2001, primarily as the result of the increase in operating profit before depreciation and amortization and the provision for deferred income taxes.

        The Company opened 40 newly-constructed restaurants and acquired a net of 20 existing restaurants from franchisees in fiscal year 2002. The Company funded total capital additions for fiscal year 2002 of $71.1 million, which included the cost of newly-opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, acquired restaurants, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company’s line of credit. During fiscal year 2002, the Company purchased the real estate for 46 of the 65 newly-constructed and acquired restaurants. The Company expects to own the land and building for most of its future newly-constructed restaurants.

        The Company’s board of directors expanded the stock repurchase program during fiscal year 2002, increasing the funds authorized for the repurchase of the Company’s common stock from $74.6 million to $130.3 million and extended the term of the program to December 31, 2003. The Company repurchased approximately 1.2 million shares of common stock at an aggregate cost of $26.0 million during the year, leaving approximately $49.3 million available under the share repurchase program as of the end of the fiscal year. As of August 31, 2002, the Company’s total cash balance of $9.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        The Company has an agreement with a group of banks which provides the Company with an $80.0 million line of credit expiring in July of 2004. The Company plans to use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock, retirement of senior notes and for other general corporate purposes. As of August 31, 2002, the Company’s outstanding borrowings under the line of credit were $29.0 million, at an effective borrowing rate of 3.9%, as well as $0.2 million in outstanding letters of credit. The amount available under the line of credit as of August 31, 2002, was $50.8 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

        The Company plans capital expenditures of $60 to $70 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing line of credit and cash flow from operations. The Company expects to generate free cash flow, after capital expenditures of $20 million to $25 million during fiscal 2003. The Company has long-term debt maturing in fiscal years 2003, 2004 and 2005 of $20.1 million, $30.1 million and $34.6 million respectively. The Company expects to refinance amounts maturing in 2003 under the senior unsecured notes with its line of credit and plans to extend the line of credit under existing renewal options and to increase the amount available as needed. The Company believes that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material affect on the Company’s Financial Statements. The Company evaluates its assumptions and estimates on an ongoing basis based on historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements), the following policies involve a higher degree of risk, judgment and/or complexity.

        Impairment of Long-Lived Assets. The Company reviews each restaurant for impairment when events or circumstances indicate it might be impaired. The Company tests for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets related to its brand and its restaurants. These impairment tests require the Company to estimate fair values of its brand and its restaurants by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

        Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable. The Company’s restaurant philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. The Company evaluates whether the partner notes are collectible and makes estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners. If an individual restaurant’s performance declines, the probability of default by the partners is increased.

        The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions for buying-out partners upon termination. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the drive-in’s financial performance for the preceding 12 months. In no case, does the buy-out amount exceed fair market value. Such payments are accounted for under the purchase method of accounting.

        The Company collects royalties from franchisees and provides for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends. Although the Company has a good relationship with its franchisees and collection rates are currently high, if average sales or the financial health of franchisees were to deteriorate, the Company may have to increase reserves against collection of franchise revenues.

        Contingency Reserves. From time to time, the Company is involved in various legal proceedings and has certain unresolved claims pending involving taxing authorities, franchisees, suppliers, employees and competitors. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as estimate potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each issue. In addition, the Company’s estimate of probable losses may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The Company believes that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

        Advertising. Under the Company’s license agreements, each drive-in, either company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities. (See further description under Item 1, Marketing.)

        As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company-owned restaurants are recorded as an expense in the Company’s financial statements.

        Revenue Recognition Related to Franchise Fees and Royalties. Initial franchise fees are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise drive-in or upon termination of the agreement between the company and the franchisee.

        The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, the Company accrues royalty revenue in the month earned based on estimates of franchise store sales. These estimates are based on actual sales at Company-owned stores and projections of average unit volume growth at franchise stores.

        Income Taxes. The Company provides for income taxes based on its estimate of federal and state tax liability. In making this estimate, the Company considers the impact of legislative and judicial developments. As these developments evolve, the Company will update its estimate which could result in an adjustment to the tax rate.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

        The Company’s exposure to interest rate risk currently consists of its Senior Notes, outstanding line of credit, and notes receivable. The Senior Notes bear interest at fixed rates which average 6.8%. The aggregate balance outstanding under the Senior Notes as of August 31, 2002 was $80.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2002, the estimated fair value of the Senior Notes exceeded the carrying amount by approximately $4.2 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $29.0 million as of August 31, 2002. The Company has made certain loans to its store operating partners and franchisees totaling $11.3 million as of August 31, 2002. The interest rates on these notes are generally between 10% and 11%. The Company believes the fair market value of these notes approximates their carrying amount. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balances under the line of credit as of the end of fiscal year 2002 would be approximately $0.3 million.

        The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, the Company has not made any long-term commitments to purchase any minimum quantities under these arrangements. The Company does not use financial instruments to hedge commodity prices because these purchase agreements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company’s most recent financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding the Company’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which the

Company must file with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders to be held January 28, 2003 (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16 Compliance.”

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

        The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

        The Company has included the following schedule immediately following this Item 15:

Page
Schedule II-Valuation and Qualifying Accounts	F-28

        The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company’s Consolidated Financial Statements, including the notes to those statements.

Exhibits

        The Company has filed the exhibits listed below with this report. The Company has marked all employment contracts and compensatory plans or arrangements with an asterisk (*).

3.01.	Certificate of Incorporation of the Company, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company’s Form S-1 Registration Statement No. 33-37158.

3.02.	Bylaws of the Company, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 33-37158.

3.03.	Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

3.04.	Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

3.05.	Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

3.06.	Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002.

4.01.	Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

4.02.	Specimen Certificate for Rights, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

10.01.	Form of Sonic Industries Inc. License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.02.	Form of Sonic Industries Inc. License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.03.	Form of Sonic Industries Inc. License Agreement (the Number 4.2 License Agreement and Number 5.1 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.04.	Form of Sonic Industries Inc. License Agreement (the Number 6 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.05.	Form of Sonic Industries Inc. License Agreement (the Number 6A License Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.06.	Form of Sonic Industries Inc. License Agreement (the Number 5.2 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.07.	Form of Sonic Industries Inc. Area Development Agreement, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.08.	Form of Sonic Industries Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.09.	Form of General Partnership Agreement, Limited Liability Company Operating Agreement, Partnership Master Agreement, and Limited Liability Company Master Agreement, which the Company hereby incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 1997.

10.10.	1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.11.	1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.12.	1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.13.	Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.14.	Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.15.	Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.16.	Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.17.	Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.*

10.18.	Employment Agreement with J. Clifford Hudson dated August 20, 1996.*

10.19.	Employment Agreement with Pattye L. Moore dated August 20, 1996.*

10.20.	Employment Agreement with Ronald L. Matlock dated August 20, 1996.*

10.21.	Employment Agreement with W. Scott McLain dated January 27, 1998.*

10.22.	Employment Agreement with Frank B. Young, Jr. dated January 19, 2000.*

10.23.	Employment Agreement with Stephen C. Vaughan dated August 20, 1996.*

10.24.	Employment Agreement with Terry D. Harryman dated January 19, 2000.*

10.25.	Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.26.	First Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.

10.27.	Second Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.

10.28.	Third Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 1997.

10.29.	Fourth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.30.	Fifth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.31.	Sixth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

10.32.	Seventh Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

10.33.	Eighth Amendment to the Loan Agreement with Bank of America, N.A. (as successor agent to The Chase Manhattan Bank, formerly known as Chase Bank of Texas, N.A.), which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.34.	Ninth Amendment to the Loan Agreement with Bank of America, N.A., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.35.	Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.36.	Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.37.	Form of 6.759% Senior Notes, Series B, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.38.	2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.39.	2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.40.	Note Purchase Agreement dated August 10, 2001, which the Company hereby incorporates by reference from Exhibit No. 10.34 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.41.	Form of 6.58% Senior Notes, Series A, due August 10, 2008, which the Company hereby incorporates by reference from Exhibit No. 10.35 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.42.	Form of 6.87% Senior Notes, Series B, due August 10, 2011, which the Company hereby incorporates by reference from Exhibit No. 10.36 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

21.01.	Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit No. 21.01 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

23.01.	Consent of Independent Auditors.

99.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K

        The Company filed a report on Form 8-K on June 7, 2002, reporting its change of independent auditors.

Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma October 11, 2002

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2002	2001
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$8,951	$6,971
Accounts and notes receivable, net	13,755	12,142
Net investment in direct financing leases	802	683
Inventories	2,274	2,030
Deferred income taxes	481	388
Prepaid expenses	3,710	1,315

Total current assets	29,973	23,529

Notes receivable, net	8,529	7,375

Net investment in direct financing leases	7,137	7,148

Property, equipment and capital leases, net	305,286	273,198

Goodwill, net	46,826	38,850

Trademarks, trade names and other intangibles, net	6,755	6,980

Other assets, net	850	920

Total assets	$405,356	$358,000

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2002	2001
	(In Thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,799	$8,052
Deposits from franchisees	1,015	1,020
Accrued liabilities	34,029	18,380
Long-term debt and obligations under capital leases due within one year	1,072	1,083

Total current liabilities	42,915	28,535

Obligations under capital leases due after one year	11,991	12,801
Long-term debt due after one year	109,250	108,972
Other noncurrent liabilities	5,807	5,238
Deferred income taxes	4,723	1,735
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized;
none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized;
shares issued 48,477,652 in 2002 and 31,913,898 in 2001	485	319
Paid-in capital	86,563	78,427
Retained earnings	236,126	188,434

	323,174	267,180
Treasury stock, at cost; 8,736,701 shares in 2002 and
5,029,345 shares in 2001	(92,504)	(66,461)

Total stockholders’ equity	230,670	200,719

Total liabilities and stockholders’ equity	$405,356	$358,000

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Revenues:
Company-owned restaurant sales	$330,707	$267,463	$224,880
Franchised restaurants:
Franchise royalties	61,392	54,220	47,595
Franchise fees	4,020	4,408	3,717
Other	4,043	4,547	3,864

	400,162	330,638	280,056
Costs and expenses:
Company-owned restaurants:
Food and packaging	85,838	69,609	58,778
Payroll and other employee benefits	95,085	75,822	62,576
Other operating expenses	61,270	49,907	42,216

	242,193	195,338	163,570

Selling, general and administrative	33,444	30,602	27,894
Depreciation and amortization	26,078	23,855	20,287
Minority interest in earnings of restaurants	14,864	12,444	10,173
Provision for impairment of long-lived assets and other	1,261	792	951

	317,840	263,031	222,875

Income from operations	82,322	67,607	57,181

Interest expense	7,406	6,628	6,234
Interest income	(1,087)	(1,103)	(1,048)

Net interest expense	6,319	5,525	5,186

Income before income taxes	76,003	62,082	51,995
Provision for income taxes	28,311	23,126	19,368

Net income	$47,692	$38,956	$32,627

Basic income per share	$1.19	$0.98	$0.81

Diluted income per share	$1.13	$0.93	$0.78

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Shares	Amount
	(In Thousands)

Balance at August 31, 1999	20,746	$207	$67,212	$116,851	2,164	$(34,515)

Exercise of common stock options	137	2	1,911	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	767	—	—	—
Purchase of treasury stock	—	—	—	—	1,138	(29,799)
Three-for-two stock split	10,442	104	(104)	—	1,651	—
Net income	—	—	—	32,627	—	—

Balance at August 31, 2000	31,325	313	69,786	149,478	4,953	(64,314)

Exercise of common stock options	589	6	5,827	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	2,814	—	—	—
Purchase of treasury stock	—	—	—	—	76	(2,147)
Net income	—	—	—	38,956	—	—

Balance at August 31, 2001	31,914	319	78,427	188,434	5,029	(66,461)

Exercise of common stock options	512	5	4,823	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	3,474	—	—	—
Purchase of treasury stock	—	—	—	—	1,033	(26,043)
Three-for-two stock split	16,052	161	(161)	—	2,675	—
Net income	—	—	—	47,692	—	—

Balance at August 31, 2002	48,478	$485	$86,563	$236,126	8,737	$(92,504)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2002	2001	2000
	(In Thousands)
Cash flows from operating activities
Net income	$47,692	$38,956	$32,627
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	25,531	21,186	18,369
Amortization	547	2,669	1,918
(Gains) losses on dispositions of assets	(179)	(936)	63
Amortization of franchise and development fees	(4,020)	(4,408)	(3,705)
Franchise and development fees collected	4,116	4,702	3,930
Provision (benefit) for deferred income taxes	2,895	(1,471)	881
Provision for impairment of long-lived assets	1,261	792	951
Tax benefit related to exercise of employee stock options	3,474	2,814	767
Other	380	212	(19)
(Increase) decrease in operating assets:
Accounts and notes receivable	(1,152)	(1,228)	(2,245)
Inventories and prepaid expenses	(2,530)	(308)	(690)
Increase (decrease) in operating liabilities:
Accounts payable	(1,235)	590	2,342
Accrued and other liabilities	6,703	2,129	1,420

Total adjustments	35,791	26,743	23,982

Net cash provided by operating activities	83,483	65,699	56,609

Cash flows from investing activities
Purchases of property and equipment	(50,572)	(61,499)	(35,151)
Acquisition of businesses, net of cash received	(20,505)	(29,120)	—
Investments in direct financing leases	(893)	(862)	(2,713)
Collections on direct financing leases	810	850	1,353
Proceeds from dispositions of assets	4,072	2,911	933
Increase in intangibles and other assets	(1,234)	(2,183)	(2,036)

Net cash used in investing activities	(68,322)	(89,903)	(37,614)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2002	2001	2000
	(In Thousands)
Cash flows from financing activities
Proceeds from long-term borrowings	$115,275	$238,685	$124,155
Payments on long-term debt	(115,083)	(213,929)	(112,674)
Purchases of treasury stock	(17,137)	(1,843)	(29,799)
Payments on capital lease obligations	(887)	(744)	(725)
Exercises of stock options	4,651	5,529	1,913

Net cash provided by (used in) financing activities	(13,181)	27,698	(17,130)

Net increase in cash and cash equivalents	1,980	3,494	1,865

Cash and cash equivalents at beginning of the year	6,971	3,477	1,612

Cash and cash equivalents at end of the year	$8,951	$6,971	$3,477

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $433,
$732 and $316, respectively)	$7,641	$6,339	$6,147
Income taxes (net of refunds)	19,190	22,203	18,649
Additions to capital lease obligations	137	7,346	294
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	1,650	945	1,742
Obligation to acquire treasury stock	8,729	—	—
Stock options exercised by stock swap	177	304	—

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2002, 2001 and 2000

(In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service drive-in restaurants in the United States. It derives its revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also leases signs and real estate, and owns a minority interest in several franchised restaurants. The Company grants credit to its operating partners and its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

On April 1, 2001, the Company acquired 35 existing franchise restaurants located in the Tulsa, Oklahoma market from a franchisee and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2001. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $21.9 million consisted of the drive-ins’ operating assets ($0.2 million), equipment ($4.4 million) and goodwill ($17.3 million, which is expected to be fully deductible for tax purposes). The Company also entered into long-term real estate leases on each of these drive-in restaurants, which have future minimum rental payments aggregating $1.8 million annually over the next 15 years ($5.1 million of which was recorded as capital leases related to the buildings). The Company funded this acquisition through operating cash flows and borrowings under its existing $80.0 million bank line of credit.

On April 1, 2002, the Company acquired 23 existing franchise restaurants located in the Wichita, Kansas market from a franchisee and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2002. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $19.4 million consisted of real estate ($10.7 million), equipment ($1.7 million) and goodwill ($7.0 million, which is expected to be fully deductible for tax purposes). The Company funded this acquisition through operating cash flows and borrowings under its existing $80.0 million bank line of credit.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned, Company-operated restaurants, organized as general partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the consolidated balance sheets to conform to the fiscal year 2002 presentation.

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

Property, Equipment and Capital Leases

Property and equipment are recorded at cost, and leased assets under capital leases are recorded at the present value of future minimum lease payments. Depreciation of property and equipment and capital leases are computed by the straight-line method over the estimated useful lives or initial terms of the leases, respectively, and are combined for presentation in the financial statements.

Accounting for Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual restaurant. The Company’s primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by either calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly-constructed restaurants or appraisals.

Assets held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. The Company adopted the Statement effective September 1, 2002, which did not result in a material impact on its consolidated financial position or results of operation.

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001. Statement No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. No such impairment losses were recorded upon the initial adoption of SFAS No. 142. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over periods not exceeding 40 years.

The Company’s intangible assets subject to amortization under SFAS No. 142 consist primarily of acquired franchise agreements, franchise fees, and other intangibles. Amortization expense is calculated using the straight-line method over the expected period of benefit, not exceeding 15 years. The Company’s trademarks and trade names were deemed to have indefinite useful lives and are not subject to amortization. See Note 5 for additional disclosures related to goodwill and other intangibles.

Franchise Fees and Royalties

Initial franchise fees are nonrefundable and are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company. Area development fees are nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise drive-in or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, the Company accrues royalty revenue in the month earned based on estimates of franchise store sales. These estimates are based on actual sales at Company-owned stores and projections of average unit volume growth at franchise stores.

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company’s products are expensed as incurred. Such costs amounted to $16,544, $13,283, and $11,531 for fiscal years 2002, 2001 and 2000, respectively.

Under the Company’s license agreements, each drive-in, either Company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities. As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company-owned restaurants are recorded as expense on the Company’s financial statements.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less from date of purchase.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2002	2001	2000

Numerator:
Net income	$47,692	$38,956	$32,627

Denominator:
Weighted average shares outstanding - basic	40,155,522	39,848,519	40,396,452
Effect of dilutive employee stock options	2,051,227	1,883,269	1,548,203

Weighted average shares - diluted	42,206,749	41,731,788	41,944,655

Net income per share - basic	$1.19	$0.98	$0.81

Net income per share - diluted	$1.13	$0.93	$0.78

Anti-dilutive employee stock options excluded	104,806	14,630	452,457

See Note 12 for information regarding shares available for grant under the 2001 Sonic Corp. Stock Option Plan and the 2001 Sonic Corp. Directors' Stock Option Plan.

3.     Impairment of Long-Lived Assets

As of August 31, 2002 and 2001, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $1,990 and $3,956 respectively. During fiscal years 2002 and 2001, the Company performed quarterly analyses of these and other restaurants which had incurred operating losses. As a result of these analyses, the Company determined that certain restaurants with then-existing carrying amounts of $1,139 and $971, respectively, were impaired and wrote them down by $970 and $792, respectively, to their fair values. In addition, estimates were revised on three stores which were previously impaired under FAS 121 resulting in additional provisions totaling $291 in fiscal year 2002. Management’s estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of August 31, 2002 are expected to be recovered. However, it is reasonably possible that the estimate of cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2002 and 2001:

	2002	2001
Royalties and other trade receivables	$7,701	$7,187
Notes receivable – current	2,290	1,797
Other	5,252	4,039

	15,243	13,023
Less allowance for doubtful accounts and notes receivable	1,488	881

	$13,755	$12,142

Notes receivable – noncurrent	$9,034	$7,761
Less allowance for doubtful notes receivable	505	386

	$8,529	$7,375

The Company collects royalties from franchisees and provides for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends.

Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. The Company evaluates whether the partner notes are collectible and makes estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners.

As of August 31, 2002 and 2001, notes receivable from one franchisee totaled $3,420 and $3,725 respectively. The underlying restaurant assets collateralize these notes.

5. Goodwill, Intangibles and Other Assets

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $2,749 and $2,827 at August 31, 2002 and 2001, respectively. Accumulated amortization related to these intangible assets was $2,038 and $1,891 at August 31, 2002 and 2001, respectively. The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2002 and 2001.

The following tables disclose what reported net income would have been for fiscal years ending August 31, 2002 and 2001 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized. Similarly adjusted per-share amounts have also been presented.

	2002	2001	2000
Reported net income	$47,692	$38,956	$32,627
Add back: Goodwill amortization	—	1,266	732
Add back: Trademarks and trade names amortization	—	139	139

Adjusted net income	$47,692	$40,361	$33,498

Net income per share - basic:
Reported net income	$1.19	$0.98	$0.81
Goodwill amortization	—	0.03	0.02
Trademarks and trade names amortization	—	—	—

Adjusted net income	$1.19	$1.01	$0.83

Net income per share - diluted:
Reported net income	$1.13	$0.93	$0.78
Goodwill amortization	—	0.03	0.02
Trademarks and trade names amortization	—	—	—

Adjusted net income	$1.13	$0.96	$0.80

Aggregate amortization expense related to intangible assets was $319 and $288 in fiscal years 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years beginning with fiscal year 2003 is as follows:

For the year ending August 31, 2003	$289
For the year ending August 31, 2004	$278
For the year ending August 31, 2005	$202
For the year ending August 31, 2006	$193
For the year ending August 31, 2007	$209

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2002 and 2001 were as follows:

	2002	2001
Balance as of September 1,	$38,850	$16,227
Goodwill acquired during the year	8,174	24,666
Impairment losses	—	—
Amortization of goodwill prior to adoption of SFAS 142	—	(2,018)
Goodwill disposed of related to the sale of restaurants	(198)	(25)

Balance as of August 31,	$46,826	$38,850

6. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next 15 years. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals which may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next nineteen years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2002 and 2001:

	2002	2001
Minimum lease payments receivable	$12,390	$12,656
Less unearned income	4,451	4,825

Net investment in direct financing leases	7,939	7,831
Less amount due within one year	802	683

Amount due after one year	$7,137	$7,148

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2002 are as follows:

	Operating	Direct Financing
Year ending August 31:
2003	$1,243	$1,854
2004	1,157	1,825
2005	615	1,795
2006	595	1,782
2007	576	1,733
Thereafter	3,815	3,401

	8,001	12,390
Less unearned income	—	4,451

	$8,001	$7,939

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2002 and 2001:

	2002	2001
Total minimum lease payments	$21,393	$23,321
Less amount representing interest averaging 9.4% in 2002 and 10% in 2001	8,455	9,633

Present value of net minimum lease payments	12,938	13,688
Less amount due within one year	947	887

Amount due after one year	$11,991	$12,801

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2002 are as follows:

	Operating	Capital
Year ending August 31:
2003	$6,307	$2,112
2004	6,642	2,119
2005	6,582	1,963
2006	6,578	1,896
2007	6,364	1,714
Thereafter	52,803	11,589

	85,276	21,393
Less unearned income	—	8,455

	$85,276	$12,938

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2002	2001	2000
Operating leases:
Minimum rentals	$6,574	$5,012	$3,810
Contingent rentals	145	147	146
Sublease rentals	(407)	(414)	(412)
Capital leases:
Contingent rentals	684	412	262

	$6,996	$5,157	$3,806

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2002 was $1,452.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2002 and 2001:

	Estimated Useful Life	2002	2001
Home office:
Land and leasehold improvements	Life of lease	$1,697	$1,545
Computer and other equipment	2 - 5 yrs	24,662	24,727
Restaurants, including those leased to others:
Land		94,148	81,522
Buildings	15 - 25 yrs	168,055	142,395
Equipment	5 - 7 yrs	101,788	88,145

Property and equipment, at cost		390,350	338,334
Less accumulated depreciation		96,107	77,124

Property and equipment, net		294,243	261,210

Leased restaurant buildings and equipment under
capital leases, including those held for sublease	Life of lease	16,449	16,540
Less accumulated amortization		5,406	4,552

Capital leases, net		11,043	11,988

Property, equipment and capital leases, net		$305,286	$273,198

Land, buildings and equipment with a carrying amount of $26,238 at August 31, 2002 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $3,962 at August 31, 2002. As of August 31, 2002, the Company had restaurants under construction with costs to complete which aggregated $9,308.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2002 and 2001:

	2002	2001
Wages and other employee benefits	$5,003	$4,022
Taxes, other than income taxes	7,752	6,030
Income taxes payable	5,061	1,210
Accrued interest	1,618	1,852
Obligation to acquire treasury stock	8,729	—
Other	5,866	5,266

	$34,029	$18,380

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2002 and 2001:

	2002	2001
Senior unsecured notes (A)	$50,000	$50,000
Borrowings under line of credit (B)	29,000	28,600
Senior unsecured notes (C)	30,000	30,000
Other	375	568

	109,375	109,168
Less long-term debt due within one year	125	196

Long-term debt due after one year	$109,250	$108,972

(A)	The Company has $50,000 of senior unsecured notes with $20,000 of Series A notes maturing in April 2003 and $30,000 of Series B notes maturing in April 2005. The Company has the intent and ability to refinance the $20,000 of Series A notes maturing in 2003 and has classified that amount as long-term debt as of August 31, 2002 on the consolidated balance sheet. The Company expects to refinance amounts maturing in fiscal year 2003 with its line of credit. Interest is payable semi-annually and accrues at 6.65% for the Series A notes and 6.76% for the Series B notes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to total capital and fixed charge coverage and limits additional borrowings.

(B)	The Company has an agreement with a group of banks which provides for an $80,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2004. The agreement allows for annual renewal options, subject to approval by the banks. The Company plans to use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, purchases of the Company's common stock, retirement of senior notes and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank’s prime rate or, at the Company’s option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 2002, the Company’s effective borrowing rate was 3.9%. As of August 31, 2002 there were $266 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

(C)	The Company has $30,000 of senior unsecured notes with $5,000 of Series A notes maturing in August 2008 and $25,000 of Series B notes maturing in August 2011. Interest is payable semi-annually and accrues at 6.58% for the Series A notes and 6.87% for the Series B notes. Required annual prepayments amount to $1,000 from August 2004 to August 2007 on the Series A notes and $3,571 from August 2005 to August 2010 on the Series B notes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage.

Maturities of long-term debt for each of the five years after August 31, 2002 are $125 in 2003, $50,086 in 2004, $34,624 in 2005, $4,590 in 2006, and $4,592 in 2007 and $15,358 thereafter.

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2002 and 2001:

	2002	2001
Minority interest in consolidated restaurants	$2,836	$3,000
Deferred area development fees	1,162	1,061
Other	1,809	1,177

	$5,807	$5,238

11.  Income Taxes

The components of the provision for income taxes consists of the following for the years ended August 31:

	2002	2001	2000
Current:
Federal	$23,690	$22,696	$17,182
State	1,726	1,901	1,305

	25,416	24,597	18,487

Deferred:
Federal	2,517	(1,279)	766
State	378	(192)	115

	2,895	(1,471)	881

Provision for income taxes	$28,311	$23,126	$19,368

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2002	2001	2000
Amount computed by applying a tax rate of 35%	$26,601	$21,729	$18,198
State income taxes (net of federal income tax benefit)	1,368	1,110	923
Other	342	287	247

Provision for income taxes	$28,311	$23,126	$19,368

Deferred tax assets and liabilities consist of the following at August 31, 2002 and 2001:

	2002	2001
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$116	$133
Property, equipment and capital leases	162	118
Accrued litigation costs	206	139
Other	(3)	(2)

Current deferred tax assets, net	$481	$388

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to
capitalization and amortization	$(2,426)	$(2,047)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends
for financial and tax reporting purposes	(3,008)	497
State net operating losses	2,567	1,967
Property, equipment and capital leases	(936)	(391)
Allowance for doubtful accounts and notes receivable	194	148
Deferred income from affiliated franchise fees	897	—
Accrued liabilities	223	—
Intangibles and other assets	45	(25)
Other	288	83

	(2,156)	232
Valuation allowance	(2,567)	(1,967)

Noncurrent deferred tax liabilities, net	$(4,723)	$(1,735)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$1,987	$1,072
Deferred tax liabilities	(6,229)	(2,419)

Net deferred tax liabilities	$(4,242)	$(1,347)

State net operating loss carryforwards expire generally beginning in 2010. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2002 and 2001.

12. Stockholders’ Equity

On November 14, 2000, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 15,662,417 shares of common stock were issued on November 30, 2000 in connection with the split. The stated par value of each share was not changed from $.01. An aggregate amount equal to the par value of the common stock issued of $104 was reclassified from paid-in capital to common stock.

On January 17, 2002, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 16,051,750 shares of common stock were issued on February 8, 2002 in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $161 was reclassified from paid-in capital to common stock. In addition, shareholders approved an increase in common stock authorized from 40,000,000 to 100,000,000 shares. The stated par value of each share was not changed from $.01

All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been adjusted to reflect the stock splits on a retroactive basis.

Stock Purchase Plan

The Company has an employee stock purchase plan for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase under this plan is limited to 506,250 shares. The purchase price will be between 85% and 100% of the stock’s fair market value and will be determined by the Company’s board of directors.

Stock Options

In January 2001 the stockholders of the Company adopted the 2001 Sonic Corp. Stock Option Plan (the “2001 Employee Plan”) and the 2001 Sonic Corp. Directors’ Stock Option Plan (the “2001 Directors’ Plan”). (The 2001 Employee Plan and the 2001 Directors’ Plan are referred to collectively as the “2001 Plans.”) The 2001 Plans were adopted to replace the 1991 Sonic Corp. Stock Option Plan and the 1991 Sonic Corp. Directors’ Stock Option Plan (collectively, the “1991 Plans”), because the 1991 Plans were expiring after ten years as required by the Internal Revenue Code. Options previously granted under the 1991 Plans continue to be outstanding after the adoption of the 2001 Plans and are exercisable in accordance with the original terms of the applicable 1991 Plan.

Under the 2001 Employee Plan, the Company is authorized to grant options to purchase up to 2,700,000 shares of the Company’s common stock to employees of the Company and its subsidiaries. Under the 2001 Directors’ Plan, the Company is authorized to grant options to purchase up to 450,000 shares of the Company’s common stock to the Company’s outside directors. At August 31, 2002, 1,619,890 shares were available for grant under the 2001 Employee Plan and 337,500 shares were available for grant under the 2001 Director’s Plan. The exercise price of the options to be granted is equal to the fair market value of the Company’s common stock on the date of grant. Unless otherwise provided by the Company’s Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of 30 days after termination of employment or 10 years after the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002, 2001, and 2000 respectively: risk-free interest rates of 4.4%, 5.0%, and 6.6%; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 46.3%, 48.5%, and 45.7%; and a weighted average expected life of the options of 5.3, 5.2, and 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information was as follows for the years ended August 31:

	2002	2001	2000
Pro forma net income	$45,087	$37,197	$29,912
Pro forma net income per share-diluted	$1.07	$0.89	$0.71

A summary of the Company’s stock option activity (adjusted for the stock splits), and related information was as follows for the years ended August 31:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding – beginning of year	4,418,910	$10.00	4,666,239	$8.24	4,172,574	$7.13
Granted	538,853	27.35	825,720	17.13	850,221	13.18
Exercised	(606,641)	7.95	(883,769)	6.60	(307,728)	6.22
Forfeited	(167,925)	14.95	(189,280)	13.62	(48,828)	12.23

Outstanding – end of year	4,183,197	$12.33	4,418,910	$10.00	4,666,239	$8.24

Exercisable at end of year	2,986,886	$8.85	2,917,661	$7.41	3,065,510	$6.18

Weighted average fair value of
options granted during the year	$12.94		$8.45		$6.11

A summary of the Company’s options was as follows as of August 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.36 to $5.33	977,477	2.80	$4.75	977,477	$4.75
$5.70 to $9.56	896,896	4.67	7.37	896,896	7.37
$10.97 to $12.89	895,808	7.08	12.51	739,231	12.45
$13.58 to $20.99	944,184	8.43	16.80	373,282	15.99
$24.20 to $29.31	468,832	9.64	28.26	—	—

$3.36 to $29.31	4,183,197	6.16	$12.33	2,986,886	$8.85

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company’s common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. At August 31, 2002, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

If any person becomes the beneficial owner of 15% or more of the Company’s common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, then each right not owned by a 15%-or-more stockholder or related parties will then entitle its holder to purchase, at the right’s then current exercise price, shares of the Company’s common stock having a value of twice the right’s then current exercise price. In addition, if, after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company does not survive or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then current exercise price, shares of common stock of such other person having a value of twice the right’s then current exercise price. Unless a triggering event occurs, the rights will not trade separately from the common stock.

The Company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights expire on June 16, 2007.

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $2,264, $1,876, and $1,606 during fiscal years 2002, 2001 and 2000, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $5,734 at August 31, 2002 due to loss of employment in the event of a change in control (as defined in the contracts).

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

The Company has entered into agreements with several lenders pursuant to which such lenders may make loans to qualified franchisees. Under the terms of these agreements, the Company provides certain guarantees of a portion of the outstanding balances of the loans to franchisees. In addition, the Company has other repurchase obligations related to a franchisee’s restaurant development loans. At August 31, 2002 these guarantees and repurchase obligations totaled $5,796, none of which were in default.

16.      Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Income statement data:
Company-owned
restaurant sales	$71,721	$55,562	$67,355	$50,618	$92,280	$75,270	$99,351	$86,013	$330,707	$267,463
Other	15,608	15,462	14,221	12,571	19,011	16,369	20,615	18,773	69,455	63,175

Total revenues	87,329	71,024	81,576	63,189	111,291	91,639	119,966	104,786	400,162	330,638

Company-owned
restaurants operating
expenses	54,022	42,178	51,835	38,580	64,972	52,938	71,364	61,642	242,193	195,338
Selling, general and
administrative	7,658	6,813	7,786	7,092	8,729	8,109	9,271	8,588	33,444	30,602
Other	8,853	7,264	9,119	7,398	12,321	10,756	11,910	11,673	42,203	37,091

Total expenses	70,533	56,255	68,740	53,070	86,022	71,803	92,545	81,903	317,840	263,031

Income from operations	16,796	14,769	12,836	10,119	25,269	19,836	27,421	22,883	82,322	67,607
Interest expense, net	1,569	1,219	1,517	1,321	1,536	1,540	1,697	1,445	6,319	5,525

Income before income taxes	15,227	13,550	11,319	8,798	23,733	18,296	25,724	21,438	76,003	62,082
Provision for income taxes	5,672	5,047	4,216	3,278	8,841	6,815	9,582	7,986	28,311	23,126

Net income	$9,555	$8,503	$7,103	$5,520	$14,892	$11,481	$16,142	$13,452	$47,692	$38,956

Net income per share:
Basic	$.24	$.21	$.18	$.14	$.37	$.29	$.40	$.34	$1.19	$.98
Diluted	$.23	$.21	$.17	$.13	$.35	$.27	$.38	$.32	$1.13	$.93
Weighted average
shares outstanding:
Basic	39,990	39,576	40,022	39,706	40,298	39,925	40,312	40,187	40,156	39,849
Diluted	41,920	41,399	42,126	41,566	42,430	41,784	42,351	42,178	42,207	41,732

17. Fair Values of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company’s consolidated balance sheet since the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” do not apply to all assets, including intangibles.

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

As of August 31, 2002 and 2001, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed rate borrowings at August 31, 2002 were $81,513 and $85,697, respectively, and at August 31, 2001 were $81,513 and $81,049, respectively.

18. Subsequent Events

Subsequent to August 31, 2002, the Company, through numerous transactions, has acquired $17.6 million of treasury stock.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts
and notes receivable
Year ended:
August 31, 2002	$1,267	$999	$273	$—	$1,993
August 31, 2001	$712	$767	$212	$—	$1,267
August 31, 2000	$280	$430	$8	$10	$712

Accrued carrying costs for restaurant
closings and disposals
Year ended:
August 31, 2002	$675	$793	$522	$—	$946
August 31, 2001	$818	$88	$231	$—	$675
August 31, 2000	$747	$367	$296	$—	$818

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 26th day of November, 2002.

Sonic Corp.
By:	/s/ J. Clifford Hudson J. Clifford Hudson Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	November 26, 2002
/s/W. Scott McLain W. Scott McLain, Principal Financial Officer	Senior Vice President and Chief Financial Officer	November 26, 2002
/s/Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Controller	November 26, 2002
/s/Pattye L. Moore Pattye L. Moore	President and Director	November 26, 2002
/s/Margaret M. Blair Margaret M. Blair	Director	November 26, 2002
/s/Leonard Lieberman Leonard Lieberman	Director	November 26, 2002
/s/Federico F. Peña Federico F. Peña	Director	November 26, 2002
/s/H.E. Rainbolt H.E. Rainbolt	Director	November 26, 2002
/s/Frank E. Richardson Frank E. Richardson	Director	November 26, 2002
/s/Robert M. Rosenberg Robert M. Rosenberg	Director	November 26, 2002
/s/E. Dean Werries E. Dean Werries	Director	November 26, 2002

CERTIFICATION

I,	J. Clifford Hudson, certify that:

1.	I have reviewed this annual report on Form 10-K of Sonic Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

CERTIFICATION

I,	W. Scott McLain, certify that:

1.	I have reviewed this annual report on Form 10-K of Sonic Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ W. Scott McLain
W. Scott McLain
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

3.06.	Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002.
10.18.	Employment Agreement with J. Clifford Hudson dated August 20, 1996.
10.19.	Employment Agreement with Pattye L. Moore dated August 20, 1996.
10.20.	Employment Agreement with Ronald L. Matlock dated August 20, 1996.
10.21.	Employment Agreement with W. Scott McLain dated January 27, 1998.
10.22.	Employment Agreement with Frank B. Young, Jr. dated January 19, 2000.
10.23.	Employment Agreement with Stephen C. Vaughan dated August 20, 1996.
10.24.	Employment Agreement with Terry D. Harryman dated January 19, 2000.
23.01.	Consent of Independent Auditors.
99.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.