Form 10-Q
period 2002-11-30
SONIC CORP
filed 2003-01-10
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes X . No     .

        As of November 30, 2002, the Registrant had 38,860,668 shares of common stock issued and outstanding (excluding 9,632,411 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) November 30, 2002	August 31, 2002
Current assets:
Cash and cash equivalents	$3,909	$8,951
Accounts and notes receivable, net	12,192	13,755
Other current assets	7,099	7,267

Total current assets	23,200	29,973

Property, equipment and capital leases	414,926	406,799
Less accumulated depreciation and amortization	(107,426)	(101,513)

Property, equipment and capital leases, net	307,500	305,286

Goodwill, net	47,004	46,826
Trademarks, trade names and other intangible assets, net	6,708	6,755
Investment in deferred financing leases and noncurrent portion of
notes receivable	16,219	15,666
Other assets, net	777	850

Intangibles and other assets, net	70,708	70,097

Total assets	$401,408	$405,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,450	$6,799
Deposits from franchisees	1,311	1,015
Accrued liabilities	20,283	28,968
Income taxes payable	7,931	5,061
Obligations under capital leases and long-term debt
due within one year	1,052	1,072

Total current liabilities	36,027	42,915

Obligations under capital leases due after one year	11,672	11,991
Long-term debt due after one year	121,057	109,250
Other noncurrent liabilities	10,815	10,530

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares
authorized; 48,493,079 shares issued (48,477,652 shares
issued at August 31, 2002)	485	485
Paid-in capital	86,842	86,563
Retained earnings	246,767	236,126

	334,094	323,174
Treasury stock, at cost; 9,632,411 common shares (8,736,701
shares at August 31, 2002)	(112,257)	(92,504)

Total stockholders' equity	221,837	230,670

Total liabilities and stockholders' equity	$401,408	$405,356

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended November 30,
	2002	2001
Revenues:
Company-owned restaurant sales	$81,574	$71,721
Franchised restaurants:
Franchise royalties	14,960	13,774
Franchise fees	1,027	1,049
Other	1,024	785

	98,585	87,329
Costs and expenses:
Company-owned restaurants:
Food and packaging	21,179	19,090
Payroll and other employee benefits	24,817	20,733
Other operating expenses	16,302	14,199

	62,298	54,022

Selling, general and administrative	8,222	7,658
Depreciation and amortization	6,973	6,255
Minority interest in earnings of restaurants	2,575	2,598

	80,068	70,533

Income from operations	18,517	16,796

Interest expense	1,847	1,827
Interest income	(288)	(258)

Net interest expense	1,559	1,569

Income before income taxes	16,958	15,227
Provision for income taxes	6,317	5,672

Net income	$10,641	$9,555

Net income per share - basic	$.27	$.24

Net income per share - diluted	$.26	$.23

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Three months ended November 30,
	2002	2001
Cash flows from operating activities:
Net income	$10,641	$9,555
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,973	6,255
Other	(886)	(1,109)
Decrease in operating assets	1,459	758
(Decrease) increase in operating liabilities	(1,481)	7,789

Total adjustments	6,065	13,693

Net cash provided by operating activities	16,706	23,248

Cash flows from investing activities:
Purchases of property and equipment	(9,972)	(12,688)
Other	979	504

Net cash used in investing activities	(8,993)	(12,184)

Cash flows from financing activities:
Payments on long-term debt	(36,139)	(40,277)
Proceeds from long-term borrowings	47,929	36,365
Purchases of treasury stock	(24,596)	(8,849)
Other	51	566

Net cash used in financing activities	(12,755)	(12,195)

Net decrease in cash and cash equivalents	(5,042)	(1,131)
Cash and cash equivalents at beginning of period	8,951	6,971

Cash and cash equivalents at end of period	$3,909	$5,840

Supplemental cash flow information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$8,729	—
Noncash financing activities:
Obligation to acquire treasury stock	$3,886	—

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2002. The results of operations for the three months ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

        During fiscal year 2002, the Company acquired 23 existing franchise restaurants located in the Wichita, Kansas market, from franchisees and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2002. See Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002, for more information regarding the acquisitions.

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

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2002	2001
Numerator:
Net income	$10,641	$9,555
Denominator:
Weighted average shares outstanding - basic	39,216	39,990
Effect of dilutive employee stock options	1,755	1,930

Weighted average shares - diluted	40,971	41,920

Net income per share - basic	$.27	$.24

Net income per share - diluted	$.26	$.23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4

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

Note 5

        Subsequent to November 30, 2002, the Company, through numerous transactions, has acquired $5.9 million of treasury stock.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended November 30,
	2002	2001
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.8%	82.1%
Franchised restaurants:
Franchise royalties	15.2	15.8
Franchise fees	1.0	1.2
Other	1.0	0.9

	100.0%	100.0%

Costs and expenses:
Company-owned restaurants (1):
Food and packaging	26.0%	26.6%
Payroll and other employee benefits	30.4	28.9
Other operating expenses	20.0	19.8

	76.4%	75.3%

Selling, general and administrative	8.3	8.8
Depreciation and amortization	7.1	7.2
Minority interest in earnings of restaurants (1)	3.2	3.6
Income from operations	18.8	19.2
Net interest expense	1.6	1.8
Net income	10.8%	10.9%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants:
Core markets	355	317
Developing markets	105	86

All markets	460	403
Franchise restaurants	2,116	2,003

System-wide restaurants	2,576	2,406

SALES DATA ($ in thousands):
System-wide sales	$536,487	$498,578
Percentage increase (3)	7.6%	10.9%
Average sales per restaurant:
Company-owned	$180	$180
Franchise	218	216
System-wide	211	210
Change in comparable restaurant sales (4):
Company-owned restaurants (5):
Core markets	1.8%	1.3%
Developing markets	(9.7)	(6.7)
All markets	(0.3)	(0.3)
Franchise	(0.2)	2.6
System-wide	(0.2)	2.1

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of period based on a state determination.
(3)	Represents percentage increase from the comparable period in the prior year.
(4)	Represents percentage increase (decrease) for restaurants open in both the current and prior year.
(5)	The calculation of the percentage change of Company-owned restaurants by core and developing markets is based on a television market determination rather than a state determination.

Comparison of the First Fiscal Quarter of 2003 to the First Fiscal Quarter of 2002

        Total revenues increased 12.9% to $98.6 million in the first fiscal quarter of 2003 from $87.3 million in the first fiscal quarter of 2002. Company-owned restaurant sales increased 13.7% to $81.6 million in the first fiscal quarter of 2003 from $71.7 million in the first fiscal quarter of 2002. Of the $9.9 million increase in Company-owned restaurant sales, $10.1 million was due to the net addition of 67 Company-owned restaurants since the beginning of fiscal year 2002, partially offset by average sales decreases of 0.3% by stores open the full reporting periods of fiscal years 2003 and 2002 in the amount of $0.2 million. The Company expects to achieve low single-digit increases in same-store sales in future quarters as a result of sales driving initiatives including increased media spending, continued focus on strong promotions and new products, and the impact of expanding the Company’s breakfast program to additional markets during March and April 2003. However, same-store sales in the second quarter may be below the targeted range as a result of continued weakness in consumer sentiment, strong performance in the second quarter of fiscal year 2001, and the potential for adverse weather.

        Franchise royalties increased 8.6% to $15.0 million in the first fiscal quarter of 2003, compared to $13.8 million in the first fiscal quarter of 2002 primarily as a result of an increase in the number of franchise restaurants operating in fiscal year 2003 compared to fiscal year 2002. The Company expects royalty revenues to grow between $6.0 to $7.0 million for fiscal year 2003 as a result of continued volume increases, new store openings, ongoing conversions of older license agreements to newer agreements with higher royalty rates, and the automatic step-up feature contained in many older license agreements. Franchise fees remained relatively flat as 36 franchise drive-ins opened in the first fiscal quarter of 2003 and 2002.

        Other income increased 30.4% to $1.0 million in the first fiscal quarter of 2003 compared to $0.8 million in the first fiscal quarter of 2002 primarily resulting from a gain on the sale of two non-strategic stores to franchisees early in the quarter. The Company expects other income of $0.8 million to $0.9 million per quarter for the balance of fiscal year 2003.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.4% in the first fiscal quarter of 2003 compared to 75.3% in the first fiscal quarter of 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 65 basis points as a result of lower unit level costs for several items including beef and dairy costs. Looking forward, the Company expects the overall food cost environment to remain relatively favorable, producing slightly lower food and packaging costs particularly in the second and possibly third fiscal quarters of 2003.

        Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 151 basis points as a result of ongoing investment in store-level management infrastructure and the variability of sales in late October and early November caused by adverse weather conditions. The Company plans to continue to invest heavily in store-level labor as a part of its commitment to outstanding customer service in addition to an increase in training and store-level management for the rollout of the breakfast program. The Company expects these factors, combined with an increase in the workers’ compensation rates, to increase labor costs year-over-year by approximately 50 basis points or greater for the next few quarters.

        Other operating expenses, as a percentage of Company-owned restaurant sales, increased 19 basis points primarily due to an increase in property taxes and the de-leveraging effect of lower sales volumes. The Company expects some improvement in other operating expenses due to operating at higher sales volumes, particularly in the third and fourth fiscal quarters of 2003. Overall, the Company anticipates that favorable food costs and the leverage of operating at higher sales volumes will partially offset the continued investment in store-level labor to produce slightly worse restaurant-level margins over the next two to three quarters.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.3% in the first fiscal quarter of 2003, compared with 8.8% in the first fiscal quarter of 2002. The Company anticipates that selling, general and administrative expenses will grow by 8% to 10% on a year-over-year basis during fiscal year 2003.

        Depreciation and amortization expense increased 11.5% or $0.7 million in the first fiscal quarter of 2003 over the comparable quarter in 2002. The increase in depreciation resulted primarily from new drive-in development and store acquisitions during fiscal year 2002. With planned capital expenditures of $60 to $70 million for fiscal year 2003, the Company expects depreciation and amortization to grow by approximately 12%, year-over-year, for the balance of the fiscal year.

        Minority interest in earnings of restaurants, as a percentage of Company-owned restaurant sales, was 3.2% in the first fiscal quarter of 2003, compared to 3.6% in the first fiscal quarter of 2002, as a result of the deterioration in restaurant level margins. Looking forward, the Company believes minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly, on a year-over-year basis, for the balance of the fiscal year, mirroring the anticipated change in overall restaurant level margins during fiscal year 2003.

        Income from operations increased 10.2% to $18.5 million in the first fiscal quarter of 2003 from $16.8 million in the first fiscal quarter of 2002 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense remained flat at $1.6 million in the first fiscal quarter of 2003 and 2002. While amounts outstanding increased under the line of credit due to share repurchases in the fourth fiscal quarter of 2002 and first fiscal quarter of 2003, the benefit of a year-over-year decline in short-term interest rates offset the incremental borrowings. The Company expects net interest expense to increase in future quarters, particularly the second fiscal quarter of 2003, as a result of the increased borrowings and less benefit from the year-over-year decline in interest rates. Seasonally strong cash flow and the refinancing of $20.0 million in higher-interest senior notes maturing in April 2003 will mitigate all or part of the increase in the latter part of fiscal year 2003.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 2003, consistent with the same period in fiscal year 2002.

        Net income increased 11.4% over the comparable period in 2002. Diluted earnings per share increased to $0.26 per share in the first fiscal quarter of 2003, compared to $0.23 per share in the first fiscal quarter of 2002, for an increase of 13.0%.

Liquidity and Sources of Capital

        Net cash provided by operating activities decreased $6.5 million or 28.1% during the first fiscal quarter of 2003 as compared to the same period in fiscal year 2002, primarily as the result of a decrease in accounts payable and accrued liabilities in the first fiscal quarter of 2003 as compared to an increase in fiscal year 2002.

        The Company opened 10 newly constructed restaurants in the first fiscal quarter of 2003. The Company funded total capital additions for the first fiscal quarter of 2003 of $10.0 million, which included the cost of newly opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company’s line of credit. During the three months ended November 30, 2002, the Company purchased the real estate for four of the 10 newly constructed restaurants. The Company expects to own the land and building for most of its future newly constructed restaurants.

        The Company’s board of directors expanded the stock repurchase program during fiscal year 2002, increasing the funds authorized for the repurchase of the Company’s common stock from $74.6 million to $130.3 million and extended the term of the program to December 31, 2003. The Company repurchased approximately 0.9 million shares of common stock at an aggregate cost of $19.8 million during the first fiscal quarter of 2003, leaving approximately $29.6 million available under the share repurchase program as of the end of quarter. As of November 30, 2002, the Company’s total cash balance of $3.9 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        The Company has an agreement with a group of banks which provides the Company with an $80.0 million line of credit expiring in July of 2004. The Company plans to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock, retirement of senior notes and for other general corporate purposes. As of November 30, 2002, the Company’s outstanding borrowings under the line of credit were $40.8 million, at an effective borrowing rate of 3.2%, as well as $0.2 million in outstanding letters of credit. The amount available under the line of credit as of November 30, 2002, was $39.0 million. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002 for additional information regarding the Company’s long-term debt.

        The Company plans capital expenditures of $60 to $70 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company expects to refinance $20.0 million of long-term debt maturing in 2003 under its senior unsecured notes with its line of credit and plans to extend the line of credit under existing renewal options and increase the amount available as needed. The Company believes that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q and in the Company’s Form 10-K for the fiscal year ended August 31, 2002 contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on the Company’s financial statements. The Company evaluates its assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002), the following policies involve a higher degree of risk, judgment and/or complexity.

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

        The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions for buying-out partners upon termination. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the restaurant’s financial performance for the preceding 12 months. In no case, does the buy-out amount exceed fair market value. Such payments are accounted for under the purchase method of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2002.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

        During the fiscal quarter ended November 30, 2002, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2.  Changes in Securities and Use of Proceeds

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

                Exhibits.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                Form 8-K Reports. The Company did not file any Form 8-K reports during the fiscal quarter ended November 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: January 10, 2003

CERTIFICATION

I,	J. Clifford Hudson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonic Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

CERTIFICATION

I,	W. Scott McLain, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sonic Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ W. Scott McLain
W. Scott McLain
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.