Form 10-Q
period 2003-02-28
SONIC CORP
filed 2003-04-14
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2003

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
Yes X . No     .

        As of February 28, 2003, the Registrant had 38,696,675 shares of common stock issued and outstanding (excluding 9,959,445 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) February 28, 2003	August 31, 2002
Current assets:
Cash and cash equivalents	$4,554	$8,951
Accounts and notes receivable, net	13,884	13,755
Other current assets	6,258	7,267

Total current assets	24,696	29,973

Property, equipment and capital leases	426,530	406,799
Less accumulated depreciation and amortization	(113,576)	(101,513)

Property, equipment and capital leases, net	312,954	305,286

Goodwill, net	47,755	46,826
Trademarks, trade names and other intangible assets, net	6,674	6,755
Investment in deferred financing leases and noncurrent portion of
notes receivable	16,560	15,666
Other assets, net	729	850

Intangibles and other assets, net	71,718	70,097

Total assets	$409,368	$405,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,925	$6,799
Deposits from franchisees	878	1,015
Accrued liabilities	14,598	28,968
Income taxes payable	1,772	5,061
Obligations under capital leases and long-term debt
due within one year	1,048	1,072

Total current liabilities	24,221	42,915

Obligations under capital leases due after one year	11,241	11,991
Long-term debt due after one year	138,093	109,250
Other noncurrent liabilities	10,730	10,530

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares
authorized; 48,656,120 shares issued (48,477,652 shares
issued at August 31, 2002)	487	485
Paid-in capital	88,756	86,563
Retained earnings	254,744	236,126

	343,987	323,174
Treasury stock, at cost; 9,959,445 common shares (8,736,701
shares at August 31, 2002)	(118,904)	(92,504)

Total stockholders' equity	225,083	230,670

Total liabilities and stockholders' equity	$409,368	$405,356

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended February 28,		(Unaudited) Six months ended February 28,
	2003	2002	2003	2002
Revenues:
Company-owned restaurant sales	$74,828	$67,355	$156,402	$139,076
Franchised restaurants:
Franchise royalties	13,733	12,629	28,693	26,403
Franchise fees	918	679	1,945	1,728
Other	873	913	1,897	1,698

	90,352	81,576	188,937	168,905
Cost and expenses:
Company-owned restaurants:
Food and packaging	19,970	18,086	41,149	37,176
Payroll and other employee benefits	22,905	20,003	47,722	40,736
Other operating expenses	15,636	13,746	31,938	27,945

	58,511	51,835	120,809	105,857

Selling, general and administrative	8,418	7,786	16,640	15,444
Depreciation and amortization	6,994	6,439	13,967	12,694
Minority interest in earnings of restaurants	2,117	2,113	4,692	4,711
Provision for impairment of long-lived assets	—	567	—	567

	76,040	68,740	156,108	139,273

Income from operations	14,312	12,836	32,829	29,632

Interest expense	1,857	1,764	3,704	3,591
Interest income	(257)	(247)	(545)	(505)

Net interest expense	1,600	1,517	3,159	3,086

Income before income taxes	12,712	11,319	29,670	26,546
Provision for income taxes	4,735	4,216	11,052	9,888

Net income	$7,977	$7,103	$18,618	$16,658

Net income per share - basic	$.21	$.18	$.48	$.42

Net income per share - diluted	$.20	$.17	$.46	$.40

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Six months ended February 28,
	2003	2002
Cash flows from operating activities:
Net income	$18,618	$16,658
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,967	12,694
Other	(1,742)	(780)
Decrease in operating assets	183	437
Decrease in operating liabilities	(8,941)	(1,045)

Total adjustments	3,467	11,306

Net cash provided by operating activities	22,085	27,964

Cash flows from investing activities:
Purchases of property and equipment	(23,603)	(23,827)
Other	1,690	791

Net cash used in investing activities	(21,913)	(23,036)

Cash flows from financing activities:
Payments on long-term debt	(63,850)	(54,988)
Proceeds from long-term borrowings	92,668	51,420
Purchases of treasury stock	(34,348)	(8,860)
Proceeds from exercise of stock options	1,414	4,556
Other	(453)	(434)

Net cash used in financing activities	(4,569)	(8,306)

Net decrease in cash and cash equivalents	(4,397)	(3,378)
Cash and cash equivalents at beginning of period	8,951	6,971

Cash and cash equivalents at end of period	$4,554	$3,593

Supplemental Cash Flow Information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$8,729	$—

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2002. The results of operations for the six months ended February 28, 2003, are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

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

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended February 28,		Six months ended February 28,
	2003	2002	2003	2002
Numerator:
Net income	$7,977	$7,103	$18,618	$16,658
Denominator:
Weighted average shares outstanding - basic	38,689	40,022	38,952	40,006
Effect of dilutive employee stock options	1,607	2,104	1,682	2,017

Weighted average shares - diluted	40,296	42,126	40,634	42,023

Net income per share - basic	$.21	$.18	$.48	$.42

Net income per share - diluted	$.20	$.17	$.46	$.40

Note 4

        On April 1, 2003, the Company refinanced $20.0 million in long-term debt maturing under Series A of its senior unsecured notes with amounts available under its $80.0 million line of credit. Immediately following the refinancing, the Company had $12.5 million available under the line of credit. The Company has received a commitment from the group of banks providing the line of credit to increase the amount of the credit line from $80.0 million to $125.0 million and extend the maturity from July 2004 to July 2006. The Company expects to complete this transaction by April 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of February 28, 2003, the total amount guaranteed under the GEC agreement was $5.0 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned stores that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2003, the amount remaining under the guaranteed lease obligations totaled $1.4 million.

        The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of February 28, 2003.

Note 6

        Subsequent to the end of the second fiscal quarter of 2003, the Company entered into agreements with franchisees to acquire 51 existing restaurants for cash consideration of approximately $34 million. The Company also entered into long-term lease agreements on each of these acquired restaurants, which have future minimum rental payments aggregating $3.5 million annually. The Company expects the transactions to be completed by the end of April and to begin reporting the results of operations of these restaurants with the Company’s commencing May 1, 2003. The Company expects to fund the acquisition through availability under its amended and increased line of credit.

        The Company has also entered into agreements with franchisees to sell 23 Company-owned restaurants in various markets. A certain number of the stores were sold effective April 1, 2003, and the Company expects the remaining transactions to be completed by the end of April. The Company does not anticipate recognizing a material gain or loss resulting from the dispositions of these restaurants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of food borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company and its franchisees to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended February 28,		Six months ended February 28,
	2003	2002	2003	2002
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	82.8%	82.6%	82.8%	82.4%
Franchised restaurants:
Franchise royalties	15.2	15.5	15.2	15.6
Franchise fees	1.0	0.8	1.0	1.0
Other	1.0	1.1	1.0	1.0

	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.7%	26.9%	26.3%	26.7%
Payroll and other employee benefits	30.6	29.7	30.5	29.3
Other operating expenses	20.9	20.4	20.4	20.1

	78.2%	77.0%	77.2%	76.1%

Selling, general and administrative	9.3	9.5	8.8	9.1
Depreciation and amortization	7.7	7.9	7.4	7.5
Minority interest in earnings of restaurants (1)	2.8	3.1	3.0	3.4
Provision for impairment of long-lived assets	0.0	0.7	0.0	0.3
Income from operations	15.8	15.7	17.4	17.5
Net interest expense	1.8	1.9	1.7	1.8
Net income	8.8%	8.7%	9.9%	9.9%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants	450	409	450	409
Franchise restaurants	2,150	2,023	2,150	2,023

Total restaurants	2,600	2,432	2,600	2,432

System-wide restaurants (3):
Core markets	695	607	695	607
Developing markets	1,905	1,825	1,905	1,825

All markets	2,600	2,432	2,600	2,432

SALES DATA ($ in thousands):
System-wide sales	$505,649	$471,251	$1,041,789	$970,552
Percentage increase (4)	7.3%	16.5%	7.3%	14.0%
Average sales per restaurant:
Company-owned	$165	$167	$346	$347
Franchise	203	203	420	420
System-wide (3):
Core markets	206	203	426	420
Developing markets	164	170	350	360
All markets	196	196	406	405
Change in comparable restaurant sales (5):
Company-owned	-0.1%	6.0%	0.0%	2.7%
Franchise	-0.2	7.5	-0.3	4.9
System-wide (3):
Core markets	1.7	8.5	1.4	5.8
Developing markets	-6.9	1.4	-6.3	-0.9
All markets	-0.2	7.3	-0.3	4.6

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of period.
(3)	The classification of store locations and store performance by core and developing markets is based on a television market determination rather than a state determination.
(4)	Represents percentage change from the comparable period in the prior year.
(5)	Represents percentage change for stores open since the beginning of fiscal year 2002 for Company-owned restaurants and stores open for a minimum of one year for franchise restaurants.

Comparison of the Second Fiscal Quarter of 2003 to the Second Fiscal Quarter of 2002.

        Total revenues increased 10.8% to $90.4 million in the second fiscal quarter of 2003 from $81.6 million in the second fiscal quarter of 2002. Company-owned restaurant sales increased 11.1% to $74.8 million in the second fiscal quarter of 2003 from $67.4 million in the second fiscal quarter of 2002. Of the $7.5 million increase in Company-owned restaurant sales, $7.7 million was due to the net addition of 57 Company-owned restaurants since the beginning of fiscal year 2002, partially offset by average sales decreases of 0.1% by stores open the full reporting periods of fiscal years 2003 and 2002 in the amount of $0.2 million. The Company is optimistic that it can achieve low single-digit same-store sales increases in the last two quarters of fiscal 2003 as a result of sales driving initiatives including increased media spending, and the impact of expanding the Company’s breakfast program to 1,300 additional drive-ins during March and April 2003. However, ongoing geopolitical and economic uncertainties, including higher fuel prices, may impact the Company’s ability to achieve its targeted same-store sales growth.

        Franchise royalties increased 8.7% to $13.7 million in the second fiscal quarter of 2003, compared to $12.6 million in the second fiscal quarter of 2002 primarily as a result of an increase in the number of franchise restaurants operating in fiscal year 2003 compared to fiscal year 2002. The Company expects royalty revenues to grow between $6.0 to $7.0 million for fiscal year 2003 as a result of continued volume increases, new store openings, ongoing license conversions of older license agreements to newer agreements with higher royalty rates, and the automatic step-up feature contained in many of the older license agreements. Franchise fees increased 35.2% as 28 franchise drive-ins opened in the second fiscal quarter of 2003 compared to 22 in the same period of fiscal year 2002. The Company expects to open 155 to 160 franchise drive-ins during fiscal year 2003.

        Other income remained relatively flat at $0.9 million in both the second fiscal quarter of 2003 and 2002. The Company expects other income of $0.8 million to $0.9 million per quarter for the balance of fiscal year 2003.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 78.2% in the second fiscal quarter of 2003 compared to 77.0% in the second fiscal quarter of 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 16 basis points as a result of lower unit level costs for several items including beef and dairy costs. Looking forward, the Company expects the overall food cost environment to remain relatively favorable, producing flat to slightly lower food and packaging costs in the third and fourth fiscal quarters of 2003.

        Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 90 basis points as a result of ongoing investment in store-level management infrastructure and higher worker’s compensation and health insurance costs. The Company plans to continue to invest heavily in store-level labor as a part of its commitment to outstanding customer service in addition to an increase in training and store-level management for the rollout of the breakfast program. The Company expects these factors, combined with rising insurance costs to increase labor costs year-over-year by as much as 75 basis points during the third fiscal quarter of 2003 and somewhat less in the fourth quarter as a result of overlapping the increase in worker’s compensation insurance in July.

        Other operating expenses, as a percentage of Company-owned restaurant sales, increased 49 basis points primarily due to an increase in the rate of advertising contributions in preparation for the breakfast rollout and increased repair and maintenance costs. While the Company expects a benefit from the leverage of operating at higher sales volumes in the third and fourth fiscal quarters of 2003, the increase in the rate of advertising contributions may result in a slight increase in other operating expenses in the latter part of fiscal year 2003.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 9.3% in the second fiscal quarter of 2003, compared with 9.5% in the second fiscal quarter of 2002. The Company anticipates that selling, general and administrative expenses will continue to grow in the 8% range on a year-over-year basis during the remainder of fiscal year 2003.

        Depreciation and amortization expense increased 8.6% or $0.6 million in the second fiscal quarter of 2003 over the comparable quarter in 2002. The increase in depreciation resulted primarily from new drive-in development and store acquisitions during fiscal year 2002. With planned capital expenditures in the range of $50 to $55 million for fiscal year 2003, the Company expects depreciation and amortization to grow by approximately 7% to 8% year-over-year for the balance of the fiscal year.

        During the second fiscal quarter of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. The Company adopted FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superceded FAS 121, effective at the beginning of fiscal year 2003. During the second fiscal quarter of 2003, no drive-ins became impaired under the guidelines of FAS 144. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Minority interest in earnings of restaurants remained flat at $2.1 million in the second fiscal quarter of 2003 and 2002. As a percentage of Company-owned restaurant sales, minority interest was 2.8% in the second fiscal quarter of 2003, compared to 3.1% in the second fiscal quarter of 2002, as a result of the deterioration in restaurant-level margins. Looking forward, the Company believes minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly on a year-over-year basis, for the balance of the fiscal year, mirroring the anticipated change in overall restaurant level margins during fiscal year 2003.

        Income from operations increased 11.5% to $14.3 million in the second fiscal quarter of 2003 from $12.8 million in the second fiscal quarter of 2002 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense increased by 5.5% in the second fiscal quarter of 2003 as compared to the second fiscal quarter of 2002. While amounts outstanding increased under the line of credit due to share repurchases in the fourth fiscal quarter of 2002 and first two fiscal quarters of 2003, the benefit of a year-over-year decline in short-term interest rates partially offset the incremental borrowings. The Company expects net interest expense to decline in future quarters as a result of seasonally strong cash flow and the refinancing of $20.0 million in higher-interest senior notes which matured on April 1, 2003.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second fiscal quarter of 2003, consistent with the same period in fiscal year 2002.

        Net income increased 12.3% over the comparable period in 2002. Diluted earnings per share increased to $0.20 per share in the second fiscal quarter of 2003, compared to $0.17 per share in the second fiscal quarter of 2002, for an increase of 17.6%.

Comparison of the First Two Fiscal Quarters of 2003 to the First Two Fiscal Quarters of 2002.

        Total revenues increased 11.9% to $188.9 million in the first two fiscal quarters of 2003 from $168.9 million in the first two fiscal quarters of 2002. Company-owned restaurant sales increased 12.5% to $156.4 million in the first two fiscal quarters of 2003 from $139.1 million in the first two fiscal quarters of 2002. Of the $17.3 million increase, $17.5 million was due to the net addition of 57 Company-owned restaurants since the beginning of fiscal year 2002, partially offset by average sales decreases in the amount of $0.2 million by stores open the full reporting periods of fiscal years 2003 and 2002. Franchise royalties increased 8.7% to $28.7 million in the first two fiscal quarters of 2003, compared to $26.4 million in the first two fiscal quarters of 2002. Franchise fees increased 12.6% as 64 franchise drive-ins opened in the first two fiscal quarters of 2003 as compared to 58 in the first two fiscal quarters of 2002.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 77.2% in the first two fiscal quarters of 2003 compared to 76.1% in the first two fiscal quarters of 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 42 basis points as a result of lower unit level costs for several items including beef and dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 122 basis points as a result of increased investment in store-level labor as a part of the Company’s commitment to outstanding customer service, an increase in training and store-level management for the rollout of the breakfast program, and an increase in worker’s compensation and health insurance costs. Other operating expenses, as a percentage of Company-owned restaurant sales, increased 33 basis points primarily as a result of an increase in the rate of advertising contributions in preparation for the breakfast rollout and higher property taxes. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.0% in the first two fiscal quarters of 2003, compared to 3.4% in the first two fiscal quarters of 2002.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.8% in the first two fiscal quarters of 2003, compared with 9.1% in the first two fiscal quarters of 2002 as a result of the leverage of operating at higher sales volumes. Depreciation and amortization expense increased 10.0% or $1,273 million in the first two fiscal quarters of 2003 over the comparable quarters in 2002. The increase in depreciation resulted primarily from new drive-in development and store acquisitions in the latter part of fiscal year 2002.

        During the first two fiscal quarters of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. The Company adopted FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superceded FAS 121, effective at the beginning of fiscal year 2003. During the first two fiscal quarters of 2003, no drive-ins became impaired under the guidelines of FAS 144. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Income from operations increased 10.8% to $32.8 million in the first two fiscal quarters of 2003 from $29.6 million in the first two fiscal quarters of 2002 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense remained relatively flat in the first two fiscal quarters of 2003 and 2002. The effect of the increase in amounts outstanding under the line of credit due to share repurchases in the fourth fiscal quarter of 2002 and first two fiscal quarters of 2003 was mostly offset by the year-over-year decline in short-term interest rates.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first two fiscal quarters of 2003, consistent with the same period in fiscal year 2002.

        Net income increased 11.8% over the comparable period in 2002. Diluted earnings per share increased to $0.46 per share in the first two fiscal quarters of 2003, compared to $0.40 per share in the first two fiscal quarters of 2002, for an increase of 15.0%.

Liquidity and Sources of Capital

        Net cash provided by operating activities decreased $5.9 million or 21.0% during the second fiscal quarter of 2003 as compared to the same period in fiscal year 2002, primarily as the result of a decrease in accounts payable and accrued liabilities in the second fiscal quarter of 2003 as compared to an increase in fiscal year 2002.

        The Company opened one newly constructed restaurant in the second fiscal quarter of 2003. The Company funded total capital additions for the second fiscal quarter of 2003 of $13.6 million, which included the cost of the newly opened restaurant, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company’s line of credit. During the six months ended February 28, 2003, the Company purchased the real estate for five of the eleven newly constructed restaurants. The Company expects to own the land and building for most of its future newly constructed restaurants. Subsequent to the end of the second fiscal quarter of 2003, the Company signed agreements with franchisees to acquire 51 existing restaurants effective May 1, 2003 for cash consideration of approximately $34 million.

        The Company’s board of directors expanded the stock repurchase program during fiscal year 2002, increasing the funds authorized for the repurchase of the Company’s common stock from $74.6 million to $130.3 million and extended the term of the program to December 31, 2003. The Company repurchased approximately 0.3 million shares of common stock at an aggregate cost of $5.9 million during the second fiscal quarter of 2003, leaving approximately $23.7 million available under the share repurchase program as of the end of quarter. As of February 28, 2003, the Company’s total cash balance of $4.6 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        The Company has an agreement with a group of banks which provides the Company with an $80.0 million line of credit expiring in July 2004. As of February 28, 2003, the Company’s outstanding borrowings under the line of credit were $57.9 million, at an effective borrowing rate of 2.8%, as well as $0.2 million in outstanding letters of credit. The Company refinanced $20.0 million of long-term debt which matured on April 1, 2003 under its senior unsecured notes with amounts available under its line of credit. Immediately following the refinancing, the Company had $12.5 million available under the line of credit. The Company has received a commitment from the group of banks providing the line of credit to increase the amount of the credit line from $80.0 million to $125.0 million and extend the maturity from July 2004 to July 2006. The Company expects to complete this transaction by April 30, 2003. The Company plans to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002 for additional information regarding the Company’s long-term debt.

        The Company plans capital expenditures of $50 to $55 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

        The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions for buying-out partners upon termination. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the restaurant’s financial performance for the preceding 12 months. In no case does the buy-out amount exceed fair market value. Such payments are accounted for under the purchase method of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended February 28, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended February 28, 2003, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 28, 2003, the Company held its annual meeting of stockholders, at which the stockholders re-elected Margaret M. Blair, Leonard Lieberman, and Frank E. Richardson as directors for three-year terms ending in January 2006, and Pattye L. Moore as director for a two year term ending in January 2005. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Margaret M. Blair	36,037,480	292,408
Leonard Lieberman	36,003,138	326,750
Frank E. Richardson	36,044,621	285,267
Pattye L. Moore	36,044,490	285,398

        Other directors of the Company whose terms continued after the meeting are J. Clifford Hudson, Federico F. Peña, H.E. "Gene" Rainbolt, Robert M. Rosenberg and E. Dean Werries.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits.

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

       Form 8-K Reports. The Company filed a Form 8-K on January 29, 2003 to report an amendment to the terms of the Rights Agreement dated June 16, 1997 (the “Rights Agreement”). The amendment is attached as an Exhibit to the Company’s report on Form 8-K filed with the SEC on June 17, 1997. The purpose of the amendment was to increase the percentage of shares that may be held by passive institutional investors under the Rights Agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: April 14, 2003

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14.
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.