Form 10-Q
period 2003-05-31
SONIC CORP
filed 2003-07-15
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003

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
Yes X . No     .

        As of May 31, 2003, the Registrant had 38,980,339 shares of common stock issued and outstanding (excluding 9,963,932 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) May 31, 2003	August 31, 2002
Current assets:
Cash and cash equivalents	$9,031	$8,951
Accounts and notes receivable, net	16,951	13,755
Other current assets	6,174	7,267

Total current assets	32,156	29,973

Property, equipment and capital leases	456,181	406,799
Less accumulated depreciation and amortization	(115,990)	(101,513)

Property, equipment and capital leases, net	340,191	305,286

Goodwill, net	75,507	46,826
Trademarks, trade names and other intangible assets, net	6,592	6,755
Investment in deferred financing leases and noncurrent portion of
notes receivable	17,394	15,666
Other assets, net	618	850

Intangibles and other assets, net	100,111	70,097

Total assets	$472,458	$405,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,644	$6,799
Deposits from franchisees	1,385	1,015
Accrued liabilities	22,473	28,968
Income taxes payable	6,080	5,061
Obligations under capital leases and long-term debt
due within one year	1,606	1,072

Total current liabilities	38,188	42,915

Obligations under capital leases due after one year	25,972	11,991
Long-term debt due after one year	150,868	109,250
Other noncurrent liabilities	12,731	10,530

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares
authorized; 48,944,271 shares issued (48,477,652 shares
issued at August 31, 2002)	490	485
Paid-in capital	92,325	86,563
Retained earnings	270,911	236,126

	363,726	323,174
Treasury stock, at cost; 9,963,932 common shares (8,736,701
shares at August 31, 2002)	(119,027)	(92,504)

Total stockholders' equity	244,699	230,670

Total liabilities and stockholders' equity	$472,458	$405,356

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended May 31,		(Unaudited) Nine months ended May 31,
	2003	2002	2003	2002
Revenues:
Company-owned restaurant sales	$102,214	$92,280	$258,616	$231,356
Franchised restaurants:
Franchise royalties	18,582	16,816	47,275	43,219
Franchise fees	1,062	930	3,007	2,658
Other	747	1,265	2,644	2,963

	122,605	111,291	311,542	280,196
Cost and expenses:
Company-owned restaurants:
Food and packaging	25,963	23,594	67,112	60,770
Payroll and other employee benefits	29,709	25,839	77,431	66,575
Other operating expenses	17,664	15,539	49,602	43,484

	73,336	64,972	194,145	170,829

Selling, general and administrative	9,483	8,729	26,123	24,173
Depreciation and amortization	7,330	6,611	21,297	19,305
Minority interest in earnings of restaurants	5,251	5,106	9,943	9,817
Provision for impairment of long-lived assets	—	604	—	1,171

	95,400	86,022	251,508	225,295

Income from operations	27,205	25,269	60,034	54,901

Interest expense	1,770	1,807	5,474	5,398
Interest income	(329)	(271)	(874)	(776)

Net interest expense	1,441	1,536	4,600	4,622

Income before income taxes	25,764	23,733	55,434	50,279
Provision for income taxes	9,597	8,841	20,649	18,729

Net income	$16,167	$14,892	$34,785	$31,550

Net income per share - basic	$.41	$.37	$.89	$.79

Net income per share - diluted	$.40	$.35	$.86	$.75

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Nine months ended May 31,
	2003	2002
Cash flows from operating activities:
Net income	$34,785	$31,550
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	21,297	19,305
Other	749	1,260
Increase in operating assets	(489)	(503)
Increase in operating liabilities	1,372	7,787

Total adjustments	22,929	27,849

Net cash provided by operating activities	57,714	59,399

Cash flows from investing activities:
Purchases of property and equipment	(39,533)	(38,262)
Acquisition of businesses, net of cash received	(32,994)	(20,475)
Other	3,571	2,774

Net cash used in investing activities	(68,956)	(55,963)

Cash flows from financing activities:
Payments on long-term debt	(111,586)	(88,051)
Proceeds from long-term borrowings	153,158	88,290
Purchases of treasury stock	(34,348)	(9,032)
Proceeds from exercise of stock options	4,863	7,523
Other	(765)	(660)

Net cash provided by (used in) financing activities	11,322	(1,930)

Net increase in cash and cash equivalents	80	1,506
Cash and cash equivalents at beginning of period	8,951	6,971

Cash and cash equivalents at end of period	$9,031	$8,477

Supplemental Cash Flow Information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$8,729	$—

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2002. The results of operations for the nine months ended May 31, 2003, are not necessarily indicative of the results to be expected for the full year ending August 31, 2003.

         From time to time, the Company purchases existing franchise restaurants with proven track records in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth. Effective May 1, 2003, the Company acquired 51 existing restaurants located in the San Antonio, Texas market from its franchisees. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $34.6 million consisted of equipment ($7.3 million), the drive-ins’ operating assets ($0.3 million) and goodwill ($27.0 million). The purchase price was determined based on the earnings of the restaurants for calendar year 2002. The preliminary purchase price allocation includes estimated costs of $0.9 million, which should be incurred by the end of fiscal year 2003. The Company also entered into long-term lease agreements on each of the acquired restaurants, which have future minimum rental payments aggregating $3.5 million annually. The results of operations of these restaurants have been included with that of the Company’s commencing May 1, 2003. If the acquisition had been completed as of the beginning of the first quarter of fiscal year 2002, pro forma revenues, net income and basic and diluted earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Revenues	$130,661	$124,338	$339,953	$314,041

Net income	16,554	15,834	35,758	33,152

Net income per share:
Basic	$.43	$.39	$.92	$.83
Diluted	$.41	$.37	$.88	$.79

        The Company completed the sale of 26 Company-owned restaurants in various markets to franchisees during the third fiscal quarter of 2003. A total of eight restaurants were sold effective April 1, 2003, fifteen were sold effective May 1, 2003, and three were sold effective May 31, 2003. The Company recognized a net gain of $0.9 million in other revenues resulting from the dispositions of these restaurants.

        During fiscal year 2002, the Company acquired 23 existing franchise restaurants located in the Wichita, Kansas market. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2002. See Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002, for more information regarding the acquisitions.

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

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Numerator:
Net income	$16,167	$14,892	$34,785	$31,550
Denominator:
Weighted average shares outstanding - basic	38,833	40,298	38,912	40,103
Effect of dilutive employee stock options	1,698	2,132	1,687	2,056

Weighted average shares - diluted	40,531	42,430	40,599	42,159

Net income per share - basic	$.41	$.37	$.89	$.79

Net income per share - diluted	$.40	$.35	$.86	$.75

Note 4

        On April 23, 2003, the Company amended its bank credit agreement to increase the maximum borrowing commitment from $80.0 million to $125.0 million. The amendment also extended the maturity of the agreement by two years to July 2006.

Note 5

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of May 31, 2003, the total amount guaranteed under the GEC agreement was $5.0 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned stores that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2003, the amount remaining under the guaranteed lease obligations totaled $1.7 million.

        The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of May 31, 2003.

Note 6

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

        The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the effect of the issuance of the Interpretation on the accounting for its interests in certain funds and its relationship with certain franchisees.

Note 7

        The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, since all options granted under those plans were fixed-price options with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
Net income, as reported	$16,167	$14,892	$34,785	$31,550
Less stock-based compensation expense using
the fair value method, net of related tax effects	(1,084)	(889)	(3,399)	(2,672)

Pro forma net income	15,083	14,003	31,386	28,878

Net income per share:
Basic:
As reported	$.41	$.37	$.89	$.79

Pro forma	$.39	$.35	$.81	$.72

Diluted:
As reported	$.40	$.35	$.86	$.75

Pro forma	$.37	$.33	$.77	$.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of food-borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company and its franchisees to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PERCENTAGE RESULTS OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2003	2002	2003	2002
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	83.4%	82.9%	83.0%	82.6%
Franchised restaurants:
Franchise royalties	15.1	15.1	15.2	15.4
Franchise fees	0.9	0.8	1.0	0.9
Other	0.6	1.2	0.8	1.1

	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	25.4%	25.6%	26.0%	26.2%
Payroll and other employee benefits	29.0	28.0	29.9	28.8
Other operating expenses	17.3	16.8	19.2	18.8

	71.7%	70.4%	75.1%	73.8%

Selling, general and administrative	7.7	7.8	8.4	8.6
Depreciation and amortization	6.0	5.9	6.8	6.9
Minority interest in earnings of restaurants (1)	5.1	5.5	3.8	4.2
Provision for impairment of long-lived assets	0.0	0.5	0.0	0.4
Income from operations	22.2	22.7	19.3	19.6
Net interest expense	1.2	1.4	1.5	1.6
Net income	13.2%	13.4%	11.2%	11.3%

RESTAURANT OPERATING DATA:
RESTAURANT COUNT (2):
Company-owned restaurants	490	439	490	439
Franchise restaurants	2,157	2,032	2,157	2,032

Total restaurants	2,647	2,471	2,647	2,471

System-wide restaurants (3):
Core markets	1,929	1,847	1,929	1,847
Developing markets	718	624	718	624

All markets	2,647	2,471	2,647	2,471

SALES DATA ($ in thousands):
System-wide sales (3)	$650,988	$604,440	$1,682,089	$1,567,180
Percentage increase (4)	7.7%	11.3%	7.3%	12.8%
Average sales per restaurant:
Company-owned	$221	$217	$567	$566
Franchise	256	256	672	674
System-wide (3):
Core markets	261	257	686	678
Developing markets	219	223	567	583
All markets	250	248	654	653
Change in comparable restaurant sales (5):
Company-owned	0.6%	2.4%	0.4%	2.6%
Franchise	0.2	3.2	-0.2	4.2
System-wide (3):
Core markets	1.3	4.5	1.4	5.3
Developing markets	-2.9	-2.2	-5.1	-1.4
All markets	0.3	3.1	-0.1	4.0

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of period.
(3)	System-wide restaurant count and sales include both Company-owned and franchise information. Management believes that system-wide information is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales. The classification of store locations and store performance by core and developing markets is based on a television market determination rather than a state determination.
(4)	Represents percentage change from the comparable period in the prior year.
(5)	Represents percentage change for stores open since the beginning of fiscal year 2002 for Company-owned restaurants and stores open for a minimum of one year for franchise restaurants and system-wide restaurants.

Comparison of the Third Fiscal Quarter of 2003 to the Third Fiscal Quarter of 2002.

        Total revenues increased 10.2% to $122.6 million in the third fiscal quarter of 2003 from $111.3 million in the third fiscal quarter of 2002. Company-owned restaurant sales increased 10.8% to $102.2 million in the third fiscal quarter of 2003 from $92.3 million in the third fiscal quarter of 2002. Of the $9.9 million increase in Company-owned restaurant sales, $9.5 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal year 2002 ($13.2 million from the addition of 67 newly constructed restaurants and 76 acquired restaurants since the beginning of fiscal year 2002 less $3.7 million from 46 stores sold or closed during the same period). Average sales increases of 0.6% by stores open the full reporting periods of fiscal years 2003 and 2002 accounted for $0.4 million of the increase. While same-store sales increases have been slightly below the Company’s targeted range of 1% to 3%, the Company is focusing on a number of sales driving initiatives, which it believes will produce its 17th consecutive year of positive same-store sales. These sales driving initiatives include growing brand awareness through increased media expenditures, strong promotions and new product news, and continued penetration of under-leveraged day parts through system-wide expansion of the breakfast program, which culminated in the third quarter with the addition of approximately 1,300 drive-ins to the program.

        Franchise royalties increased 10.5% to $18.6 million in the third fiscal quarter of 2003, compared to $16.8 million in the third fiscal quarter of 2002 primarily as a result of an increase in the number of franchise restaurants operating in fiscal year 2003 compared to fiscal year 2002. The Company expects royalty revenues to grow between $5.0 to $6.0 million for fiscal year 2003 as a result of new store openings, ongoing license conversions of older license agreements to newer agreements with higher royalty rates, and the automatic step-up feature contained in many of the older license agreements as well as continued volume increases. Franchise fees increased 14.2% as 35 franchise drive-ins opened in the third fiscal quarter of 2003 compared to 33 in the same period of fiscal year 2002. The Company expects to open 155 to 160 franchise drive-ins during fiscal year 2003.

        Other income decreased to $0.7 million in the third fiscal quarter of 2003 compared to $1.3 million in the same period of fiscal year 2002 primarily as a result of real estate write-downs and other one time costs. The Company expects other income of $0.8 million to $0.9 million in the fourth quarter of fiscal year 2003.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 71.7% in the third fiscal quarter of 2003 compared to 70.4% in the third fiscal quarter of 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 17 basis points as a result of lower unit level costs for several items including beef and dairy costs. Looking forward, the Company expects the overall food cost environment to remain relatively favorable, producing flat to slightly lower food and packaging costs in the fourth fiscal quarter of 2003, but slightly higher as compared to the same period in fiscal year 2002.

        Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 107 basis points to 29.0% of Company-owned restaurant sales as a result of the addition of a co-manager or assistant manager in stores implementing breakfast and higher worker’s compensation and health insurance costs. The Company believes that the investment in store-level management infrastructure will provide valuable resources for a successful morning day part as well as management support for growing store volumes to well over $1 million. While the Company expects worker’s compensation insurance costs to moderate in the fourth fiscal quarter of 2003, it anticipates that the continued investment in store level labor will result in an increase of 50 to 75 basis points in labor costs during the period.

        Other operating expenses, as a percentage of Company-owned restaurant sales, increased 44 basis points primarily due to the lack of volume increases as well as higher utility costs and additional rent expense relating to the San Antonio acquisition. The Company expects these costs to continue to impact margins over the next few quarters. Overall, the Company anticipates that restaurant-level margins will decline in the range of 100 basis points during the fourth fiscal quarter of 2003 and the first half of fiscal year 2004.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 7.7% in the third fiscal quarter of 2003, compared with 7.8% in the third fiscal quarter of 2002. The Company anticipates that selling, general and administrative expenses will continue to grow in the 8% range on a year-over-year basis during the remainder of fiscal year 2003 and into fiscal year 2004.

        Depreciation and amortization expense increased 10.9% or $0.7 million in the third fiscal quarter of 2003 over the comparable quarter in 2002. The increase in depreciation resulted primarily from new drive-in development and store acquisitions during fiscal year 2002 and 2003. With planned capital expenditures, excluding acquisitions, of approximately $50.0 million for fiscal year 2003, the Company expects depreciation and amortization in the range of $8.0 million in the fourth fiscal quarter of 2003.

        During the third fiscal quarter of 2002, one drive-in in a developing market became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.6 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. The Company adopted FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superceded FAS 121, effective at the beginning of fiscal year 2003. During the third fiscal quarter of 2003, no drive-ins became impaired under the guidelines of FAS 144. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Minority interest in earnings of restaurants increased slightly to $5.3 million in the third fiscal quarter of 2003 from $5.1 million in the same period of 2002. As a percentage of Company-owned restaurant sales, minority interest decreased to 5.1% in the third fiscal quarter of 2003, compared to 5.5% in the third fiscal quarter of 2002, as a result of the deterioration in restaurant-level margins. Looking forward, the Company believes that minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly in the next few quarters mirroring the anticipated change in overall restaurant level margins.

        Income from operations increased 7.7% to $27.2 million in the third fiscal quarter of 2003 from $25.3 million in the third fiscal quarter of 2002 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense decreased by 6.2% in the third fiscal quarter of 2003 as compared to the third fiscal quarter of 2002. While amounts outstanding under the line of credit increased compared to the third fiscal quarter of 2002 primarily as a result of share repurchases and the San Antonio acquisition, the benefit of a year-over-year decline in short-term interest rates more than offset the incremental borrowings. The Company expects net interest expense to decline in the fourth fiscal quarter of 2003 as a result of the benefit of lower rates, seasonally strong cash flow and the refinancing of $20.0 million in higher-interest Senior Notes, which matured on April 1, 2003.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third fiscal quarter of 2003, consistent with the same period in fiscal year 2002.

        Net income increased 8.6% to $16.2 million in the third fiscal quarter of 2003 from $14.9 million in the comparable period of fiscal 2002. Diluted earnings per share increased to $0.40 per share in the third fiscal quarter of 2003, compared to $0.35 per share in the third fiscal quarter of 2002, for an increase of 14.3%.

Comparison of the First Three Fiscal Quarters of 2003 to the First Three Fiscal Quarters of 2002.

        Total revenues increased 11.2% to $311.5 million in the first three fiscal quarters of 2003 from $280.2 million in the first three fiscal quarters of 2002. Company-owned restaurant sales increased 11.8% to $258.6 million in the first three fiscal quarters of 2003 from $231.4 million in the first three fiscal quarters of 2002. Of the $27.3 million increase, $26.8 million was due to the net addition of 97 Company-owned restaurants since the beginning of fiscal year 2002, ($33.0 million from the addition of 67 newly constructed restaurants and 76 acquired restaurants since the beginning of fiscal year 2002 less $6.2 million from 46 stores sold or closed during the same period). Average sales increases of 0.4% by stores open the full reporting periods of fiscal years 2003 and 2002 accounted for $0.5 million of the increase. Franchise royalties increased 9.4% to $47.3 million in the first three fiscal quarters of 2003, compared to $43.2 million in the first three fiscal quarters of 2002. Franchise fees increased 13.1% as 99 franchise drive-ins opened in the first three fiscal quarters of 2003 as compared to 91 in the first three fiscal quarters of 2002.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 75.1% in the first three fiscal quarters of 2003 compared to 73.8% in the first three fiscal quarters of 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 32 basis points as a result of lower unit level costs for several items including beef and dairy costs. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 117 basis points as a result of increased investment in store-level labor as a part of the Company’s commitment to outstanding customer service, an increase in training and store-level management for the rollout of the breakfast program, and an increase in worker’s compensation and health insurance costs. Other operating expenses, as a percentage of Company-owned restaurant sales, increased 38 basis points primarily as a result of the lack of average store volume increases and an increase in the rate of advertising contributions in preparation for the breakfast rollout and rent expense related to the San Antonio acquisition. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.8% in the first three fiscal quarters of 2003, compared to 4.2% in the first three fiscal quarters of 2002.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.4% in the first three fiscal quarters of 2003, compared with 8.6% in the first three fiscal quarters of 2002 as a result of the leverage of operating at higher sales volumes. Depreciation and amortization expense increased 10.3% or $2.0 million in the first three fiscal quarters of 2003 over the comparable quarters in 2002. The increase in depreciation resulted primarily from new drive-in development and store acquisitions.

        During the first three fiscal quarters of 2002, two drive-ins in developing markets became impaired under the guidelines of FAS 121 – “Accounting for the Impairment of Long-Lived Assets” and estimates were revised on two stores which were previously impaired under FAS 121. As a result, a provision for impairment of long-lived assets of $1.2 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. The Company adopted FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superceded FAS 121, effective at the beginning of fiscal year 2003. During the first three fiscal quarters of 2003, no drive-ins became impaired under the guidelines of FAS 144. The Company continues to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Income from operations increased 9.3% to $60.0 million in the first three fiscal quarters of 2003 from $54.9 million in the first three fiscal quarters of 2002 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense remained relatively flat in the first three fiscal quarters of 2003 and 2002. The effect of the increase in amounts outstanding under the line of credit due to the San Antonio acquisition and the share repurchases in the fourth fiscal quarter of 2002 and first two fiscal quarters of 2003 was offset by the year-over-year decline in short-term interest rates.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first three fiscal quarters of 2003, consistent with the same period in fiscal year 2002.

        Net income increased 10.3% to $34.8 million in the first three fiscal quarters of 2003 from $31.6 million in the comparable period of fiscal 2002. Diluted earnings per share increased to $.86 per share in the first three fiscal quarters of 2003, compared to $0.75 per share in the first three fiscal quarters of 2002, for an increase of 14.7%.

Liquidity and Sources of Capital

        Net cash provided by operating activities decreased $1.7 million or 2.8% to $57.7 million in the first three fiscal quarters of 2003 as compared $59.4 million in the same period of fiscal year 2002, primarily as the result of a decrease in accounts payable and accrued liabilities in fiscal year 2003 relative to the increase in fiscal year 2002.

        The Company opened 27 newly constructed restaurants and acquired a net of 12 existing restaurants from franchisees during the first three fiscal quarters of 2003. The Company funded total capital additions for the first three fiscal quarters of 2003 of $72.6 million, which included the cost of newly opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, acquired restaurants, and other capital expenditures, from cash generated by operating activities and through borrowings under the Company’s line of credit. During the nine months ended May 31, 2003, the Company purchased the real estate for 16 of the 78 newly constructed and acquired restaurants.

        During the first three fiscal quarters of 2003, the Company repurchased approximately 1.2 million shares for $26.5 million under its share repurchase program. As of May 31, 2003, the Company had approximately $23.7 million available under the program, which expires on December 31, 2003. As of May 31, 2003, the Company’s total cash balance of $9.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        The Company had an agreement with a group of banks which provided the Company with an $80.0 million line of credit expiring in July 2004. On April 23, 2003, the Company amended its bank line of credit agreement to increase the maximum borrowing commitment from $80.0 to $125.0 million and extend the maturity of the agreement by two years to July 2006. The Company refinanced $20.0 million of long-term debt, which matured on April 1, 2003, under its senior unsecured notes with amounts available under its line of credit. As of May 31, 2003, the Company’s outstanding borrowings under the line of credit were $90.7 million, at an effective borrowing rate of 2.6%, as well as $0.2 million in outstanding letters of credit. The amount available under the line of credit as of May 31, 2003, was $34.1 million. The Company plans to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2002 for additional information regarding the Company’s long-term debt.

        The Company plans capital expenditures of approximately $50.0 million in fiscal year 2003, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including refinement of a point-of-sale system. The Company expects to fund these capital expenditures through borrowings under its existing unsecured revolving credit facility and cash flow from operations. The Company believes that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2003.

Item 4. Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended May 31, 2003, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits.

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

       Form 8-K Reports.

The	Company did not file any Form 8-K reports during the fiscal quarter ended May 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: July 15, 2003

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14.
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.