Form 10-K
period 2003-08-31
SONIC CORP
filed 2003-11-25
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended		Commission File Number
August 31, 2003		0-18859

SONIC CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		73-1371046
(State of Incorporation)		(I.R.S. Employer Identification No.)
300 Johnny Bench Drive
	Oklahoma City, Oklahoma	73104
	(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 225-5000

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X . NO     .

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X . NO     .

        As of October 31, 2003, the aggregate market value of the 37,412,342 shares of common stock of the Company held by non-affiliates of the Company equaled approximately $1.04 billion, based on the closing sales price for the common stock as reported for that date. As of October 31, 2003, the Registrant had 39,289,863 shares of common stock issued and outstanding (excluding 9,963,930 shares of common stock held as treasury stock).

Documents Incorporated by Reference

        Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders following the fiscal year ended August 31, 2003.

FORM 10-K OF SONIC CORP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	23

FORM
10-K

SONIC CORP.

PART I

Item 1. Business

General

        Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2003, the Company had 2,706 restaurants in operation, consisting of 497 Company-owned restaurants and 2,209 franchised restaurants, principally in the southern two-thirds of the United States. At a typical Sonic restaurant, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes. Most Sonic restaurants also include a drive-through lane and many include patio seating.

        The Company has two operating subsidiaries, Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic restaurant chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Company-owned restaurants. References to “Sonic,” the “Company,” “we,” “us,” and “our” in this report are references to Sonic Corp. and its subsidiaries and predecessors, unless the context indicates otherwise.

        Our objective is to maintain our position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of our core and developing markets. We have developed and are implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Company-owned and franchised restaurants within Sonic’s core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

        The Sonic drive-in restaurant chain was begun in the early 1950’s by Sonic’s predecessors. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

Menu

        Sonic restaurants feature Sonic signature items, such as made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. In addition, our restaurants offer certain other items during limited-time promotions.

        Sonic began offering a breakfast menu in certain test markets in October 1999. The breakfast menu is currently offered in all Sonic restaurants. Items on the breakfast menu include sausage, ham, or bacon with egg and cheese Toaster® sandwiches, sausage and egg burritos, and specialty breakfast drinks. Sonic restaurants are open beginning no later than 7 a.m. and serve the full menu all day.

Restaurant Locations

        As of August 31, 2003, Sonic owned or franchised 2,706 drive-in restaurants, which are located in 30 states, principally in the southern two-thirds of the United States, and in Mexico. We identify markets based on television viewing areas and further classify markets as either core or developing. We define our core television markets as those markets where the penetration of Sonic restaurants (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management. All other television markets where restaurants are located are referred to as developing markets. A market may be located where it extends into more than one state. Our core markets contain approximately 72% of all Sonic restaurants as of August 31, 2003. Developing markets are located in the states indicated below and Mexico. Many states have both core markets and developing markets. We have five restaurants in Mexico and one development agreement providing for four additional restaurants to be opened in Mexico in the next three years. The following table sets forth the number of Company-owned and franchised restaurants by core and developing markets as of August 31, 2003:

	Core Markets			Developing Markets			State Total
States	Company	Franchise	Total	Company	Franchise	Total
Alabama	13	8	21	15	57	72	93
Arizona					75	75	75
Arkansas	25	139	164				164
California					17	17	17
Colorado		2	2	7	51	58	60
Florida				17	36	53	53
Georgia	3	5	8	4	71	75	83
Idaho					10	10	10
Illinois		8	8		18	18	26
Indiana					21	21	21
Iowa					11	11	11
Kansas	35	92	127				127
Kentucky		23	23		36	36	59
Louisiana	18	115	133				133
Mississippi		102	102		7	7	109
Missouri	30	115	145	11	22	33	178
Nebraska				4	16	20	20
Nevada					15	15	15
New Mexico		68	68				68
North Carolina					69	69	69
Ohio					5	5	5
Oklahoma	69	166	235				235
Oregon					1	1	1
South Carolina					58	58	58
Tennessee	30	157	187	10		10	197
Texas	182	572	754				754
Utah				6	19	25	25
Virginia				18	14	32	32
West Virginia					1	1	1
Wyoming					2	2	2

Mexico					5	5	5
Total	405	1,572	1,977	92	637	729	2,706

Expansion

        During fiscal year 2003, we opened 35 Company-owned restaurants and our franchisees opened 159 restaurants. During fiscal year 2004, we anticipate approximately 200 new Sonic restaurant openings, including 165 to 170 restaurant openings by our franchisees. That expansion plan involves the opening of new restaurants by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. We believe that our existing core and developing markets offer a significant growth opportunity for both Company-owned and franchised restaurant expansion. The ability of Sonic and its franchisees to open the anticipated number of Sonic drive-in restaurants during fiscal year 2004 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of Sonic and its franchisees, and the general economic and business conditions to be faced in fiscal year 2004.

        Our expansion strategy for Company-owned restaurants involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of current developing markets. The Company is always in the process of identifying new developing markets for the opening of both Company-owned and franchised restaurants. In addition, we may consider the acquisition of other similar concepts for conversion to Sonic restaurants.

Restaurant Design and Construction

        The typical Sonic drive-in restaurant consists of a kitchen housed in a one-story building flanked by two canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, we have incorporated a drive-through service and patio seating area in most new restaurants. A few Sonic restaurants provide an indoor seating area and a few restaurants are located in non-traditional areas such as shopping mall food courts and convenience stores.

Marketing

        We have designed our marketing program to differentiate Sonic drive-in restaurants from our competitors by emphasizing five key areas of customer satisfaction: (1) wide variety of distinctive made-to-order menu items, (2) the personal manner of service by carhops, (3) speed of service, (4) quality, and (5) value. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio commercials, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight signature menu items of Sonic drive-in restaurants.

        Each year Sonic (with involvement of the Sonic Franchise Advisory Council) develops a marketing plan. Funding for our marketing plan has three components: (1) the Sonic Advertising Fund, (2) the Sonic Marketing Fund, and (3) local advertising expenditures. The Sonic Advertising Fund is a national media production fund that we administer. The franchisee must contribute 0.375% to 0.75%, depending on the type of license agreement, of the franchisee’s gross revenues to the Sonic Advertising Fund. Once a sufficient number of Sonic restaurants have been opened in a market, we require the formation of advertising cooperatives among restaurant owners to pool and direct advertising expenditures in local markets. The franchisee must spend 1.125% to 3.25%, depending on the type of license agreement, of gross revenues on local advertising, either directly (if the advertising cooperative for the franchisee’s market is not yet formed) or through participation in the local advertising cooperative. The members of each local advertising cooperative may elect and frequently do elect to require the cooperative’s member drive-ins to contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds. For fiscal year 2003, franchisees participating in cooperatives contributed an average of 3.94% of gross revenues to Sonic advertising cooperatives. As of August 31, 2003, 2,604 Sonic restaurants (96% of the chain) participated in advertising cooperatives. The System Marketing Fund complements local advertising efforts in attracting customers to Sonic restaurants by promoting the message of the Sonic brand to an expanded audience. The primary focus of the System Marketing Fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities. The System Marketing Fund is funded by 1.0% (0.5% prior to September 1, 2003) of each franchisee’s gross revenues, which amount is either redistributed from the local advertising cooperatives to the System Marketing Fund or, if no advertising cooperative has been formed, is paid directly to the System Marketing Fund by the franchisee with a corresponding deduction in the amount the franchisee is required to spend on local advertising.

        The total amount spent on media (principally television) exceeded $100 million for fiscal year 2003 and we expect media expenditures to exceed $110 million for fiscal year 2004.

Purchasing

        We negotiate with suppliers for our primary food products (hamburger patties, dairy products, chicken products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, and other items) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. We seek competitive bids from suppliers on many of our food products. We approve suppliers of those products and require them to adhere to product specifications that we establish. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Company-owned and franchised restaurants.

        We require our Company-owned and franchised restaurants to purchase from approved distribution centers. By purchasing as a group, we have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic restaurants. For fiscal year 2003, the average cost of food and packaging for a Sonic restaurant, as reported to us by our Company-owned and franchised restaurants, equaled approximately 27.8% of net revenues. We believe that negotiating and purchasing food as a system has allowed Sonic restaurants to avoid menu price increases that otherwise might have occurred.

Food Safety and Quality Assurance

        To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic restaurants, and provides certain requirements that must be adhered to by all suppliers, distributors, and restaurants. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety system includes employee training, supplier product testing, drive-in food safety auditing by independent third parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle. Employee training in food safety is covered under our Sonic restaurant training program, referred to as the STAR Training Program. This program includes specific training information and requirements for every station in the restaurant. We also provide training in ServSafe, the most recognized food safety training certification in the restaurant industry.

General Operations

        Management Information Systems. We utilize point-of-sale equipment in each of our Company-owned and franchised restaurants. Certain financial and other information is polled on a daily basis from most Company-owned restaurants. We are developing software and hardware enhancements to our management information systems to facilitate communication and the exchange of information among the corporate office and Company-owned and franchised restaurants.

        Reporting. The license agreement requires all Sonic restaurants to submit a profit and loss statement on or before the 20th of each month. All Company-owned stores and approximately 931 or 42% of franchise stores submit their data electronically. We expect to add more stores to electronic reporting which will reduce resources needed for manual processing of store level data.

        Hours of Operation. Sonic restaurants typically operate seven days a week. All Sonic restaurants participate in the breakfast program and are typically open from 7:00 a.m. to 11:00 p.m.

Company Operations

        Restaurant Personnel. A typical Company-owned restaurant is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the restaurant. Each supervisor has the responsibility of overseeing an average of four to seven Company-owned restaurants. We employ 14 directors of operations who oversee an average of five to six supervisors within their respective regions and report to either a regional vice president or a vice president. The Company has three regional vice presidents and three vice presidents. Sonic employs a senior vice president of operations based in Oklahoma City who oversees the operations of all Company-owned restaurants.

        Ownership Program. The Sonic restaurant philosophy stresses an ownership relationship with supervisors and managers. As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Company-owned restaurant. We own a majority interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest. As owners, they share in the profits and are responsible for their share of any losses incurred by their restaurant. We believe that our ownership structure provides a substantial incentive for restaurant supervisors and managers to operate their restaurants profitably and efficiently.

        Sonic records the interests of supervisors and managers as “minority interest in earnings of restaurants” under costs and expenses on its financial statements. We estimate that the average percentage interest of a supervisor was 16% and the average percentage interest of a manager in a restaurant was 18% in fiscal year 2003. Each restaurant distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant. Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant. The amounts of the buy-in and the buy-out are based on the restaurant’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant.

        Each restaurant usually purchases equipment with funds borrowed from Sonic at competitive rates. In most cases, Sonic alone owns or leases the land and building and guarantees any third-party lease entered into for the site.

         Company-owned Restaurant Data. The following table provides certain financial information relating to Company-owned restaurants and the number of Company-owned restaurants opened and closed during the past five fiscal years.

	2003	2002	2001	2000	1999
Average Sales per Company-owned
Restaurant (in thousands)	$799	$791	$772	$747	$702
Number of Company-owned Restaurants:
Total Open at Beginning of Year	452	393	312	296	292
Newly-Opened and Re-Opened	35	40	34	24	37
Purchased from Franchisees*	52	25	50	2	4
Sold to Franchisees*	(41)	(5)	(2)	(6)	(36)
Closed	(1)	(1)	(1)	(4)	(1)

Total Open at Year End	497	452	393	312	296

        *The relatively large number of stores sold to franchisees in fiscal years 1999 and 2003 and purchased from franchisees in fiscal years 2001, 2002 and 2003 represent transactions where a majority of restaurants in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where we purchased restaurants, the selling multi-unit franchisee groups continued to own and operate multiple franchised Sonic restaurants.

Franchise Program

        General. As of August 31, 2003, we had 2,209 franchised restaurants operating in 30 states and Mexico. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 50 years of operation. Those franchisees continue to develop new restaurants in their franchise territories either through area development agreements or single site development. Our franchisees opened 159 restaurants during fiscal year 2003 and we expect our franchisees to open approximately 165 to 170 Sonic restaurants in fiscal 2004. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

        Franchise Agreements. Each Sonic restaurant, including each Company-owned restaurant, operates under a franchise agreement that provides for payments to Sonic of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the restaurant. Our current license agreement provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. Approximately 96% of all Sonic restaurants opening in fiscal year 2004 are expected to open under the current license agreement. Pursuant to the terms of existing area development agreements, the remaining 4% of all Sonic restaurants opening in fiscal year 2004 will open under a former version of the license agreement, which provides for a franchise fee of $15,000 or $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 4% or 5% as the level of gross revenues increases. All license agreements to be issued to restaurants opening in fiscal year 2004 provide for a term of 20 years, with one 10-year renewal option. We have the right to terminate any franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws affect our ability to terminate or refuse to renew a franchise.

        As of August 31, 2003, 36.3% of all Sonic restaurants were subject to the 1% to 5% graduated royalty rate, 10.5% were subject to the 1% to 4% graduated royalty rate, and 53.2% were subject to a former version of the license agreement (which is no longer being issued) providing for a 1% to 3% graduated royalty rate. For fiscal year 2003, Sonic’s average royalty rate equaled 3.34%. Beginning in fiscal year 2004 and continuing through fiscal year 2010, a total of 188 franchised restaurants currently operating under the license agreement providing for the 1% to 3% graduated royalty will have their royalty rates increase to the 1% to 4% graduated royalty rate. The license agreements for the remaining 29 restaurants which are subject to the 1% to 3% graduated royalty rate will expire beginning in fiscal year 2004 and continuing through fiscal year 2010. Restaurants currently operating under those expiring license agreements will either cease operations or renew their licenses pursuant to the terms of the then current license agreement. We expect that such automatic increase of royalty rates under certain existing license agreements and the renewals of the other expiring license agreements will contribute to an increase in our royalty revenues.

        Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic drive-in restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single restaurant basis, approximately 74% of the new franchised restaurants opened during fiscal year 2003 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic restaurants within a defined area. In exchange, each developer agrees to open a minimum number of Sonic restaurants in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, we have the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

        During fiscal year 2003, we entered into 41 new area development agreements calling for the opening of 147 Sonic drive-in restaurants during the next four years. As of August 31, 2003, we had a total of 149 area development agreements in effect, calling for the development of 607 additional Sonic restaurants during the next five years, with 159 of those restaurants contemplated to open during fiscal year 2004. We cannot give any assurance that our franchisees will achieve that number of new restaurants for fiscal year 2004 or during the next five years. Of the 152 restaurants scheduled to open during fiscal year 2003 under area development agreements in place at the beginning of that fiscal year, 113 or 74% opened during the period.

        Our realization of the expected benefits under various existing and future area development agreements currently depends and will continue to depend upon the ability of the developers to open the minimum number of restaurants within the time periods required by the agreements. The financial resources of the developers, as well as their experience in managing quick-service restaurant franchises, represent critical factors in the success of area development agreements. Although we grant area development agreements only to those developers whom we believe possess those qualities, we cannot give any assurances that the future performance by developers will result in the opening of the minimum number of restaurants contemplated by the area development agreements or reach the compliance rate we have previously experienced.

        Franchised Restaurant Development. We assist each franchisee in selecting sites and developing restaurants. Each franchisee has responsibility for selecting the franchisee’s restaurant location, but must obtain our approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. We provide our franchisees with the physical specifications for the typical Sonic drive-in restaurants.

        Franchisee Financing. Other than the agreements described below, we do not generally provide financing to franchisees or guarantee loans to franchisees made by third parties.

        We have an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $5.0 million as of August 31, 2003. We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

        Franchisee Training. Each franchisee must have at least one individual working full time at the Sonic drive-in restaurant who has completed the Sonic Management Development Program before opening or operating the Sonic drive-in restaurant. The program consists of 12 weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, quick service, cleanliness of restaurants, management techniques and consistency of service. Furthermore, our management teams receive training in ServSafe, the most recognized food safety training certification in the restaurant industry.

        Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, we provide various other services to our franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic restaurants; (3) assistance in selecting sites for new restaurants using demographic data and studies of traffic patterns; (4) and one-stop shopping for all equipment needed to open a new restaurant through N. Wasserstrom & Sons, Inc. in Columbus, Ohio, and Concept Services, Inc. in Austin, Texas. Our field services organization consists of 15 field service consultants, 12 field marketing representatives, four regional marketing directors, four new franchise consultants, four regional vice presidents, all with responsibility for defined geographic areas, and a director and vice president of new franchise services. The field service consultants provide operational services and support for our franchisees, while the field marketing representatives assist the franchisees with the development of cooperative and local market promotional activities. New franchise consultants support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee’s first three Sonic restaurants. We also have six real estate directors who assist the franchisees with the identification of trade areas for new restaurants and the franchisees’ selection of sites for their restaurants, subject to Sonic’s final approval of those sites. Four field training consultants provide a variety of other services to franchisees.

        Franchise Operations. Sonic’s franchisees operate all restaurants in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis. Each franchisee has full discretion to determine the prices charged to its customers.

        Franchise Advisory Council. We have established a Franchise Advisory Council which provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 18 members selected by Sonic. Currently we have six executive committee members who are selected at large. The remaining 12 members are regional members who represent four defined regions of the country and serve three-year terms. We have developed nine Franchise Advisory Council task groups comprised of 40 total members who serve two-year terms and lend support on individual key priorities.

        Franchised Restaurant Data. The following table provides certain financial information relating to franchised restaurants and the number of franchised restaurants opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2003	2002	2001	2000	1999
Average Sales Per Franchised
Restaurant (in thousands)	$929	$935	$899	$872	$842
Number of Franchised Restaurants:
Total Open at Beginning of Year	2,081	1,966	1,863	1,715	1,555
New Restaurants	159	142	157	150	139
Sold to the Company*	(52)	(25)	(50)	(2)	(4)
Purchased from the Company*	41	5	2	6	36
Closed and Terminated,
Net of Re-openings	(20)	(7)	(6)	(6)	(11)

Total Open at Year End	2,209	2,081	1,966	1,863	1,715

        * The relatively large number of stores purchased from Sonic in fiscal years 1999 and 2003 and sold to Sonic in fiscal years 2001, 2002 and 2003 represent transactions where a majority of restaurants in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where Sonic purchased restaurants, the selling multi-unit franchisee groups continued to own and operate multiple franchised Sonic restaurants.

Competition

        We compete in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality, and an industry often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference with the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional and local food services, including quick service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of fast-food and other restaurants and other business opportunities.

Seasonality

        Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

Employees

        As of August 31, 2003, we had 288 full-time corporate employees. This number does not include the approximately 15,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Company-owned restaurants or the supervisors or managers of the Company-owned restaurants who own a minority interest in the separate partnerships or limited liability companies.

        None of our employees is subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

Trademarks and Service Marks

        Sonic owns numerous trademarks and service marks. We have registered many of those marks, including the “Sonic” logo and trademark, with the United States Patent and Trademark Office. We believe that our trademarks and service marks have significant value and play an important role in our marketing efforts.

Government Regulations

        We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that regulate the offer and sale of franchises. We also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC’s Trade Regulation Rule on Franchising (the “FTC Rule”) requires that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

        State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties, or fees, and by restricting the development of other restaurants within certain prescribed distances from existing franchised restaurants. Those laws also restrict a franchisor’s rights with regard to the termination of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination), by requiring the franchisor to give advance notice and the opportunity to cure the default to the franchisee, and by requiring the franchisor to repurchase the franchisee’s inventory or provide other compensation upon termination. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a significant effect on our operations.

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

        Sonic and its franchisees must comply with laws and regulations governing labor and employment issues, such as minimum wages, overtime, and other working conditions. Many of the food service personnel in Sonic restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at those locations.

Available Information

        We maintain an internet website with the address of http://www.sonicdrivein.com. Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.

Item 2. Properties

        Of the 497 Company-owned restaurants operating as of August 31, 2003, we operated 219 of them on property leased from third parties and 278 of them on property we owned. The leases expire on dates ranging from 2004 to 2023, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

        We moved our corporate headquarters to a new building in the Bricktown district of downtown Oklahoma City in November 2003 and have entered into a 15 year lease to occupy approximately 78,000 square feet in the new building. The lease expires in November 2018 and has two five-year renewal options. Formerly our corporate headquarters were located at 101 Park Avenue where we leased 68,568 square feet of office space. This lease expires on November 30, 2003. We also lease 10,000 square feet of warehouse space in Oklahoma City. The lease for the warehouse space expires in December 2003.

Item 3. Legal Proceedings

        Sonic is involved in various legal proceedings and has certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. Management believes that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        Sonic did not submit any matter during the fourth quarter of the Company’s last fiscal year to a vote of Sonic’s stockholders, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Company

Identification of Executive Officers

        The following table identifies the executive officers of the Company.

Name	Age	Position	Officer Since

J. Clifford Hudson	49	Chairman of the Board of Directors and Chief Executive Officer	June 1985

Pattye L. Moore	45	President and Director	June 1992

Ronald L. Matlock	52	Senior Vice President, General Counsel and Secretary	April 1996

W. Scott McLain	41	Senior Vice President and Chief Financial Officer	April 1996

Michael A. Perry	45	Senior Vice President of Operations of Sonic Restaurants, Inc.	August 2003

Stephen C. Vaughan	37	Vice President of Planning and Analysis and Treasurer	January 1996

Terry D. Harryman	38	Controller	January 1999

Business Experience

        The following sets forth the business experience of the executive officers of the Company for at least the past five years.

        J. Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and has been Chief Executive Officer of the Company since April 1995. Mr. Hudson has served in various executive offices with the Company since 1985, including President from 1994 to 2000. He has served as a Director of the Company since 1993. Mr. Hudson served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms, from 1994 to 2001.

        Pattye L. Moore has served as President of the Company since January 2002 and a Director of the Company since January 2001. Ms. Moore served as the Company’s Executive Vice President from January 2000 until January 2002. Ms. Moore served as Senior Vice President of Marketing and Brand Development of the Company from August 1996 until January 2000. From August 1995 until August 1996, Ms. Moore served as Senior Vice President of

Marketing and Brand Development for Sonic Industries Inc. and served as Vice President of Marketing of Sonic Industries Inc. from June 1992 to August 1995. Ms. Moore serves as a director of ONEOK, Inc., a publicly-held company engaged in several aspects of the energy business.

        Ronald L. Matlock has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2000. Mr. Matlock served as the Company’s Vice President, General Counsel and Secretary from April 1996 until January 2000. Mr. Matlock has also served as a director of Sonic Restaurants, Inc. and as a director of Sonic Industries Inc. since April 1996. Prior to joining Sonic, Mr. Matlock practiced law from January 1995 to April 1996 with the Matlock Law Firm in Oklahoma City, Oklahoma, concentrating in corporate, securities and franchise law.

        W. Scott McLain has served as the Company’s Senior Vice President and Chief Financial Officer since January 2000. Mr. McLain served as the Company’s Vice President of Finance and Chief Financial Officer from August 1997 until January 2000. From August 1997 until August 1999 he also served as the Company’s Treasurer. From April 1996 to August 1997, he served as the Company’s Vice President of Finance and Treasurer. From August 1993 until joining Sonic, Mr. McLain served as Treasurer of Stevens International, Inc. in Fort Worth, Texas. From April 1991 to August 1993, Mr. McLain served as a Manager at Price Waterhouse in Dallas, Texas.

        Michael A. Perry has served as Senior Vice President of Operations and Director of Sonic Restaurants, Inc. since August 2003. Mr. Perry served as Vice President of Franchise Services of Sonic Industries Inc. from September 1998 until August 2003. He also served as the Vice President of Operations Services of Sonic Restaurants, Inc. from March 1998 until August 1998. From October 1994 until joining Sonic in 1998, Mr. Perry was a Region Vice President for Au Bon Pain Co., Inc. in Chicago, Illinois. From February 1993 until October 1994, Mr. Perry served as a Senior Director of Operations for Taco Bell Corp., Division of Pepsico, in Elmhurst, Illinois.

        Stephen C. Vaughan has served as the Company’s Vice President of Planning and Analysis since January 1999 and has served as Treasurer since November 2001. He also served as a Vice President of Sonic from August 1997 until January 1999, and as its Controller from January 1996 until January 1999.

        Terry D. Harryman has served as the Company’s Controller since January 1999. From October 1996 until January 1999, Mr. Harryman served as the Company’s Director of Tax. From January 1998 until January 1999, Mr. Harryman also served as the Company’s Assistant Treasurer. Mr. Harryman served as Assistant Treasurer of Sonic Industries Inc. and Sonic Restaurants, Inc. from October 1996 until January 2002.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

Market Information

        The Company’s common stock trades on the Nasdaq National Market (“Nasdaq”) under the symbol “SONC.” The following table sets forth the high and low closing bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the February 2002 three-for-two stock split.

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 2002	$25.020	$20.880	November 30, 2001	$23.493	$17.513
February 28, 2003	$23.520	$19.660	February 28, 2002	$25.280	$25.090
May 31, 2003	$27.980	$21.030	May 31, 2002	$30.210	$24.950
August 31, 2003	$26.770	$23.200	August 31, 2002	$31.940	$23.400

Stockholders

        As of November 1, 2003, the Company had 489 record holders of its common stock.

Dividends

        The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

Securities

        The following table sets forth information about the Company’s equity compensation plans as of August 31, 2003.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by
security holders	3,966,056	$ 14.90	1,859,023
Equity compensation plans
not approved by
security holders	-0-	-0-	-0-

Item 6. Selected Financial Data

        The following table sets forth selected financial data regarding the Company’s financial condition and operating results. One should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Company’s Consolidated Financial Statements included elsewhere in this report.

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Company-owned restaurant sales	$371,518	$330,707	$267,463	$224,880	$210,419
Franchised restaurants:
Franchise royalties	66,431	61,392	54,220	47,595	40,859
Franchise fees	4,674	4,020	4,408	3,717	3,468
Other	4,017	4,043	4,547	3,864	2,861

Total revenues	446,640	400,162	330,638	280,056	257,607

Cost of restaurant sales	277,366	242,193	195,338	163,570	155,521
Selling, general and administrative	35,426	33,444	30,602	27,894	25,543
Depreciation and amortization	29,223	26,078	23,855	20,287	18,464
Minority interest in earnings of restaurants	14,398	14,864	12,444	10,173	8,623
Provision for impairment of long-lived assets	727	1,261	792	951	1,519

Total expenses	357,140	317,840	263,031	222,875	209,670

Income from operations	89,500	82,322	67,607	57,181	47,937
Net interest expense	6,216	6,319	5,525	5,186	4,278

Income before income taxes	$83,284	$76,003	$62,082	$51,995	$43,659

Net income	$52,261	$47,692	$38,956	$32,627	$27,396

Income per share (1):
Basic	$1.34	$1.19	$0.98	$0.81	$0.65
Diluted	$1.29	$1.13	$0.93	$0.78	$0.63
Weighted average shares used in
calculation (1):
Basic	38,977	40,156	39,849	40,396	42,409
Diluted	40,606	42,207	41,732	41,945	43,800

Balance Sheet Data:
Working capital (deficit)	$(3,157)	$(12,942)	$(3,335)	$(6,371)	$(7,743)
Property, equipment and capital leases, net	345,551	305,286	273,198	222,318	207,890
Total assets	486,119	405,356	358,000	278,371	256,677
Obligations under capital leases (including current portion)	27,929	12,938	13,688	7,299	8,048
Long-term debt (including current portion)	139,587	109,375	109,168	83,881	72,400
Stockholders' equity	265,398	230,670	200,719	155,263	149,755

    (1)        Adjusted for a 3-for-2 stock split in 2002 and 2000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This annual report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resources needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of food-borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Results of Operations

        Sonic derives its revenues primarily from Company-owned restaurant sales and royalty payments from franchisees. We also receive revenues from initial franchise fees, area development fees, and the selling and leasing of signs and, in limited circumstances, real estate. In addition, Sonic owns and receives income from a minority interest in a few franchised restaurants. Costs of Company-owned restaurant sales and minority interest in earnings of restaurants relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as our franchising operations. Our revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. Our revenues and, to a lesser extent, expenses are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and franchise royalties are directly affected by the number of franchised restaurant openings.

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Sonic’s statements of income. The table also sets forth certain restaurant data for the periods indicated.

Percentage Results of Operations and Restaurant Data
($ in thousands)

	Year ended August 31,
	2003	2002	2001
INCOME STATEMENT DATA:
Revenues:
Company-owned restaurant sales	83.2%	82.7%	80.9%
Franchised restaurants:
Franchise royalties	14.9	15.3	16.4
Franchise fees	1.0	1.0	1.3
Other	0.9	1.0	1.4

	100.0%	100.0%	100.0%

Costs and expenses:
Company-owned restaurants (1)	74.7%	73.2%	73.0%
Selling, general and administrative	7.9	8.4	9.3
Depreciation and amortization	6.5	6.5	7.2
Minority interest in earnings of restaurants (1)	3.9	4.5	4.7
Provision for impairment of long-lived assets	0.2	0.3	0.2
Income from operations	20.0	20.6	20.4
Net interest expense	1.4	1.6	1.7
Net income	11.7	11.9	11.8

RESTAURANT OPERATING DATA:
Restaurant count (2):
Company-owned restaurants	497	452	393
Franchised restaurants	2,209	2,081	1,966

Total restaurants	2,706	2,533	2,359

System-wide restaurants (3):
Core markets	1,977	1,888	1,801
Developing markets	729	645	558

All markets	2,706	2,533	2,359

System-wide sales (3)	$2,360,360	$2,205,269	$1,971,477
Percentage increase (4)	7.0%	11.9%	10.8%
Average sales per restaurant:
Company-owned	$799	$791	$772
Franchise	929	935	899
System-wide (3):
Core markets	947	939	902
Developing makets	802	819	801
All markets	907	906	874
Change in comparable restaurant sales (5):
Company-owned	0.0%	1.7%	1.8%
Franchise	-0.1	3.2	1.8
System-wide (3):
Core markets	1.1	4.3	2.8
Developing markets	-5.1	-2.3	-2.0
All markets	-0.3	3.0	1.8

(1)	As a percentage of Company-owned restaurant sales.
(2)	Number of restaurants open at end of year.
(3)	System-wide restaurant count and sales include both Company-owned and franchise information. Management believes that system-wide information is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.
(4)	Represents percentage increase from the comparable period in the prior year.
(5)	Represents percentage change for stores open since the beginning of fiscal year 2002 for Company-owned restaurants and stores open for a minimum of one year for franchise restaurants and system-wide restaurants.

        Comparison of Fiscal Year 2003 to Fiscal Year 2002. Total revenues increased 11.6% to $446.6 million during fiscal year 2003 from $400.2 million during fiscal year 2002. Company-owned restaurant sales increased 12.3% to $371.5 million during fiscal year 2003 from $330.7 million during fiscal year 2002. Of the $40.8 million net increase, $41.1 million was due to the net addition of 104 Company-owned restaurants since the beginning of fiscal year 2002, ($53.6 million from the addition of 75 newly constructed restaurants and 77 acquired restaurants since the beginning of fiscal year 2002 less $12.5 million from 48 stores sold or closed during the same period). The increase in Company-owned restaurant sales from the net addition of restaurants was partially offset by slight sales decreases in the amount of $0.3 million by stores open the full reporting periods of fiscal years 2003 and 2002.

        Franchise royalties increased 8.2% to $66.4 million during fiscal year 2003, compared to $61.4 million during fiscal year 2002. Of the $5.0 million increase, approximately $3.9 million was attributable to an increase in the number of franchise restaurants operating in fiscal year 2003 compared to fiscal year 2002. The balance of the increase resulted from an increase in the effective royalty rate from 3.27% in fiscal year 2002 to 3.34% in fiscal year 2003 as substantially all of the new stores opened under the newest license agreement, which has a higher average royalty rate. In addition, each of our license agreements contains an ascending royalty rate feature that allows the royalty rate to increase as sales volumes increase. Franchise fees increased 16.3% to $4.7 million as 159 franchise drive-ins opened during fiscal year 2003 as compared to 142 during fiscal year 2002.

        We expect total revenues to grow during fiscal year 2004 by approximately 13% to 15% based on targeted same-store sales growth of 1% to 3% as well as the addition of approximately 190 to 200 new drive-ins (25 to 30 Company-owned and 165 to 170 franchised locations). We anticipate that the continued benefit of the ascending royalty rate and new franchise store openings will result in $6.0 to $7.0 million in incremental franchise income (royalties and fees) in fiscal year 2004. In addition, substantially all new drive-ins will open under our newest form of license agreement which contains a higher average royalty rate and initial opening fee.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 74.7% during fiscal year 2003 compared to 73.2% during fiscal year 2002. Food and packaging costs, as a percentage of Company-owned restaurant sales remained flat at 26.0% of Company-owned restaurant sales as a result of a generally favorable commodity environment including lower unit level costs for several items including beef and dairy costs. The decrease in unit level costs was offset by a slight increase in discounting from standard menu prices during the year. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 86 basis points to 29.6% of sales as a result of an increased investment in store level labor and higher worker’s compensation and health insurance costs. We continued to invest in management infrastructure at the store level as we rolled out breakfast to the remaining 50% of our stores in fiscal year 2003. We believe that this investment will not only help breakfast be successful but will also lay an important foundation for growing our average unit volumes over time. Other operating expenses, as a percentage of Company-owned restaurant sales, increased 52 basis points primarily as a result of the lack of growth in average store volumes, an increase in the rate of advertising contributions in preparation for the breakfast rollout and rent expense related to the acquisition of franchise drive-ins where the franchisee retained the real estate. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 3.9% during fiscal year 2003, compared to 4.5% during fiscal year 2002 as a result of the decline in our restaurant-level margins. Most of the managers and supervisors of Company-owned restaurants own a minority interest in the restaurants, and a substantial portion of their compensation flows through the minority interest in earnings of restaurants.

        Looking forward, we expect restaurant cost of operations, as a percentage of Company-owned restaurant sales, to increase in the range of 50 basis points as a result of the increased investment in store-level operations for the first half of fiscal year 2004 and upward pressure on food costs notably dairy and beef costs. We continue to look for ways to strengthen our partnership program which may include greater ownership for store-level partners. However, since we expect store-level margins to decrease in fiscal year 2004, minority interest in earnings of restaurants is expected to remain flat or decline as a percentage of Company-owned restaurant sales.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 7.9% during fiscal year 2003, compared with 8.4% during fiscal year 2002 as a result of the leverage of operating at higher sales volumes. We expect selling, general and administrative expenses to grow in the range of 8% to 10% in fiscal year

2004 while continuing to decline as a percentage of total revenues. We anticipate that a significant portion of our future revenue growth will be attributable to Company-owned restaurants. Company-owned restaurants require a lower level of selling, general and administrative expenses, as a percentage of revenues, than our franchising operations since most expenses of Company-owned restaurant operations are reflected in restaurant cost of operations and minority interest in restaurant operations.

        Depreciation and amortization expense increased 12.1% to $29.2 million during fiscal year 2003 compared to $26.1 million in fiscal year 2002, while remaining flat as a percentage of total revenue. The increase in depreciation resulted primarily from new drive-in development and store acquisitions in the third fiscal quarter of 2003. Looking forward, we expect depreciation to grow by approximately 10% for fiscal year 2004, including a higher rate of growth in the first half of the year as a result of restaurants acquired in the San Antonio market. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the San Antonio acquisition.

        During fiscal year 2002, two drive-ins in developing markets became impaired under the guidelines of FAS 121 — “Accounting for the Impairment of Long-Lived Assets” and estimates were revised on two stores which were previously impaired under FAS 121. As a result, a provision for impairment of long-lived assets of $1.3 million was recorded for the drive-ins’ carrying cost in excess of its estimated fair value. We adopted FAS 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded FAS 121, effective at the beginning of fiscal year 2003. During fiscal year 2003, two drive-ins became impaired under the guidelines of FAS 144, which resulted in a provision for impairment of $0.7 million to reduce the drive-ins’ carrying cost to estimated fair value. We continue to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Income from operations increased 8.7% to $89.5 million during fiscal year 2003 from $82.3 million during fiscal year 2002, due primarily to the growth in revenues and other matters discussed above.

        Net interest expense in fiscal year 2003 declined 1.6% to $6.2 million from $6.3 million in fiscal year 2002. The year-over-year decline in short-term interest rates combined with the refinancing of $20.0 million in senior notes more than offset the effect of the increase in amounts outstanding under the line of credit resulting from additional borrowings to fund share repurchases of $26.5 million and capital expenditures of $90.0 million, including $35.6 million for acquisitions. Going forward, we expect interest expense to continue to decline, particularly in the latter part of fiscal year 2004, depending on the level of share repurchases and acquisition activity

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for fiscal year 2003 and 2002. Net income increased 9.6% to $52.3 million during fiscal year 2003 from $47.7 million in fiscal year 2002. Diluted earnings per share increased to $1.29 per share during fiscal year 2003, compared to $1.13 per share during fiscal year 2002, for an increase of 14.2%.

        Comparison of Fiscal Year 2002 to Fiscal Year 2001. Total revenues increased 21.0% to $400.2 million during fiscal year 2002 from $330.6 million in fiscal year 2001. Company-owned restaurant sales increased 23.6% to $330.7 million during fiscal year 2002 from $267.5 million in fiscal year 2001. Of the $63.2 million increase, $58.9 million was due to the net addition of 140 Company-owned restaurants since the beginning of fiscal year 2001 ($61.4 million from the addition of 74 newly constructed restaurants and 75 acquired restaurants since the beginning of fiscal year 2001, less $2.5 million from nine stores sold or closed during the same period). Average sales increases of approximately 1.7% by stores open the full reporting periods of fiscal year 2002 and 2001 accounted for $4.3 million of the increase.

        Franchise royalties increased 13.2% to $61.4 million during fiscal year 2002, compared to $54.2 million in fiscal year 2001. Of the $7.2 million increase, approximately $3.9 million was attributable to franchise same-store sales growth of 3.2% combined with an increase in the effective royalty rate from 3.18% in fiscal year 2001 to 3.27% in fiscal year 2002. Each of our license agreements contains an ascending royalty rate feature whereby the royalty rate increases as sales volumes increase. The balance of the increase resulted from an increase in the number of franchise restaurants operating in fiscal year 2002 compared to fiscal year 2001. Franchise fees decreased 8.8% as 142 franchise drive-ins opened during fiscal year 2002 as compared to 157 in fiscal year 2001. However, the average franchise fee increased as a greater percentage of stores opened under the newest form of license agreement, which has a higher franchise fee and royalty rate.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 73.2% during fiscal year 2002 compared to 73.0% in fiscal year 2001. Food and packaging costs, as a percentage of Company-owned restaurant sales, remained flat as lower than expected beef costs and a moderation in dairy costs were offset by slightly increased discounting from standard menu prices. Payroll and employee benefits, as a percentage of Company-owned restaurant sales, increased 40 basis points as a result of an increase in average wage rates, increased investment in store-level labor as a part of the our commitment to outstanding customer service, and an increase in training and store-level management for the rollout of the breakfast program to a significant number of restaurants. Other operating expenses, as a percentage of Company-owned restaurant sales, decreased 13 basis points primarily as a result of the leverage of higher sales volumes and improvements in utility costs. Minority interest in earnings of restaurants decreased, as a percentage of Company-owned restaurant sales, to 4.5% during fiscal year 2002, compared to 4.7% in fiscal year 2001 as a result of the decline in overall restaurant-level margins.

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

        During fiscal year 2002, two drive-ins in developing markets became impaired under the guidelines of FAS 121 — “Accounting for the Impairment of Long-Lived Assets,” and estimates were revised on three stores which were previously impaired under FAS 121. As a result, a provision for impairment of long-lived assets of $1.3 million was recorded for the drive-ins’ carrying cost in excess of their estimated fair value. During fiscal year 2001, two drive-ins became impaired under FAS 121 resulting in an impairment of $0.8 million.

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

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $6.7 million or 8.1% in fiscal year 2003 as compared to the same period in fiscal year 2002, primarily as the result of the increase in operating profit before depreciation and amortization, partially offset by the gain on disposition of assets and the provision for deferred income taxes.

        We opened 35 newly-constructed restaurants and acquired a net of 11 existing restaurants from franchisees in fiscal year 2002. We funded total capital additions for fiscal year 2003 of $90.0 million, which included the cost of newly-opened restaurants, new equipment for existing restaurants, retrofits of existing restaurants, restaurants under construction, acquired restaurants, and other capital expenditures, from cash generated by operating activities and through borrowings under our line of credit. During fiscal year 2003, we purchased the real estate for 22 of the 87 newly-constructed and acquired restaurants. We expect to own the land and building for most of our future newly-constructed restaurants.

        We repurchased approximately 1.2 million shares of common stock under our stock repurchase program during fiscal year 2003 at an aggregate cost of $26.5 million. Our Board of Directors expanded the stock repurchase program in August 2003, increasing the funds authorized for the repurchase of the Company’s common stock to $50.0 million and extended the term of the program to December 31, 2004. As of August 31, 2003, our total cash balance of $13.2 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        We had an agreement with a group of banks which provided the Company with an $80.0 million line of credit expiring in July of 2004. On April 23, 2003, we amended the bank line of credit agreement to increase the maximum borrowing commitment from $80.0 to $125.0 million and extend the maturity of the agreement by two years to July 2006. The Company refinanced $20.0 million of long-term debt, which matured on April 1, 2003, under its senior unsecured notes with amounts available under its line of credit. We plan to use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. As of August 31, 2003, our outstanding borrowings under the line of credit were $79.3 million, at an effective borrowing rate of 2.8%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of August 31, 2003, was $45.0 million. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s long-term debt.

        We plan capital expenditures of $50.0 million in fiscal year 2004, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. We expect to fund these capital expenditures through borrowings under our existing line of credit and cash flow from operations. We expect to generate free cash flow (which we define as net income plus depreciation and amortization less capital expenditures, other than franchise acquisitions and share repurchases) of $40 million to $45 million during fiscal 2004. The Company has long-term debt maturing in fiscal years 2004, 2005 and 2006 of $0.1 million, $34.6 million and $83.9 million, respectively. We expect to refinance amounts maturing in 2005 under the senior secured notes with our line of credit and plan to extend the line of credit maturing in 2006 under existing renewal options and to increase the amount available as needed. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

         We entered into an agreement with certain franchisees during fiscal year 2003, which provides them with the option to sell 50 restaurants to us anytime during the period commencing January 1, 2004 and ending June 30, 2005. We estimate that the cost of the acquisition, if it were to occur, would be in the range of $31 to $37 million and anticipate that the acquisition would be funded through operating cash flows and borrowings under the Company’s existing line of credit.

Contractual Obligations and Commitments

        In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. Our commitments and obligations as of August 31, 2003, are summarized in the following table:

	Payments Due by Period
	(In Thousands)

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt	$139,587	$82	$118,555	$8,186	$12,764
Capital Leases	44,533	3,711	7,022	6,555	27,245
Operating Leases	114,982	9,081	18,116	17,612	70,173
Vendor Purchase Agreements	44,632	44,632	—	—	—

Total	$343,734	$57,506	$143,693	$32,353	$110,182

Impact of Inflation

        Though increases in labor, food or other operating costs could adversely affect our operations, we do not believe that inflation has had a material effect on income during the past several years.

Seasonality

        We do not expect seasonality to affect operations in a materially adverse manner. Our results during our second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on the Company’s Financial Statements. We evaluate our assumptions and estimates on an ongoing basis based on historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements), the following policies involve a higher degree of risk, judgment and/or complexity.

        Impairment of Long-Lived Assets. We review each restaurant for impairment when events or circumstances indicate it might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually we assess the recoverability of goodwill and other intangible assets related to our brand and restaurants. These impairment tests require us to estimate fair values of our brand and our restaurants by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, we may be required to record impairment charges for these assets.

        Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable. Our restaurant philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. We evaluate whether the partner notes are collectible and make estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners. If an individual restaurant’s performance declines, the probability of default by the partners is increased. Supervisors and managers are not employees of Sonic or of the restaurant in which they have an ownership interest.

        The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions, which give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a restaurant. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the restaurant’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the restaurant. Such payments are accounted for under the purchase method of accounting.

        We collect royalties from franchisees and provide for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends. Although we have a good relationship with our franchisees and collection rates are currently high, if average sales or the financial health of franchisees were to deteriorate, we may have to increase reserves against collection of franchise revenues.

        Contingency Reserves. From time to time, we are involved in various legal proceedings and have certain unresolved claims pending involving taxing authorities, franchisees, suppliers, employees and competitors. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as estimate potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each issue. In addition, our estimate of probable losses may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. We believe that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

        Advertising. Under our license agreements, each drive-in, either Company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities. (See further description under Item 1, Marketing.)

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

        Our franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, we accrue royalty revenue in the month earned based on estimates of franchise store sales. These estimates are based on actual sales at Company-owned stores and projections of average unit volume growth at franchise stores.

        Income Taxes. We provide for income taxes based on our estimate of federal and state tax liability. In making this estimate, we consider the impact of legislative and judicial developments. As these developments evolve, we will update our estimate which could result in an adjustment to the tax rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

        Our exposure to interest rate risk currently consists of our Senior Notes, outstanding line of credit, and notes receivable. The Senior Notes bear interest at fixed rates which average 6.8%. The aggregate balance outstanding under the Senior Notes as of August 31, 2003 was $60.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2003, the estimated fair value of the Senior Notes exceeded the carrying amount by approximately $2.8 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $79.3 million as of August 31, 2003. We have made certain loans to the supervisors and managers who own a minority interest in our Company-owned restaurants and franchisees totaling $13.3 million as of August 31, 2003. The interest rates on these notes are generally between 8.5% and 10.5%. We believe the fair market value of these notes approximates their carrying amount. The impact on our results of operations of a one percent interest rate change on the outstanding balances under the line of credit as of the end of fiscal year 2003 would be approximately $0.6 million.

        The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, we have not made any long-term commitments to purchase any minimum quantities under these arrangements. We do not use financial instruments to hedge commodity prices because these purchase agreements help control the ultimate cost and any commodity price fluctuations are generally short term in nature.

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

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Company

        We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, treasurer and controller.  Sonic has posted a copy of the code on its internet website at the internet address: http://www.sonicdrivein.com.  Copies of the code may be obtained free of charge from the Company’s website at the above internet address.

        Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic must file with the Securities and Exchange Commission in connection with Sonic’s annual meeting of stockholders to be held January 21, 2004 (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16 Compliance.”

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

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the Proxy Statement under the caption “Report of the Audit Committee.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

        The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

        The Company has included the following schedule immediately following this Item 15:

Page
Schedule II-Valuation and Qualifying Accounts	F-31

        The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in Sonic’s Consolidated Financial Statements, including the notes to those statements.

Exhibits

        The Company has filed the exhibits listed below with this report. The Company has marked all employment contracts and compensatory plans or arrangements with an asterisk (*).

3.01.	Certificate of Incorporation of the Company, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company’s Form S-1 Registration Statement No. 33-37158.

3.02.	Bylaws of the Company, which the Company hereby incorporate by reference from Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 33-37158.

3.03.	Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

3.04.	Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to Sonic’s Form 8-K filed on June 17, 1997.

3.05.	Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

3.06.	Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002, which the Company hereby incorporates by reference from Exhibit 3.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.

4.01.	Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

4.02.	Specimen Certificate for Rights, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

10.01.	Form of Sonic Industries Inc. License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.02.	Form of Sonic Industries Inc. License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.03.	Form of Sonic Industries Inc. License Agreement (the Number 4.2 License Agreement and Number 5.1 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.03 to Sonic’s Form 10-K for the fiscal year ended August 31, 1994.

10.04.	Form of Sonic Industries Inc. License Agreement (the Number 6 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.05.	Form of Sonic Industries Inc. License Agreement (the Number 6A License Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.06.	Form of Sonic Industries Inc. License Agreement (the Number 5.2 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.07.	Form of Sonic Industries Inc. Area Development Agreement, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.08.	Form of Sonic Industries Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.09.	Form of General Partnership Agreement, Limited Liability Company Operating Agreement and Master Agreement.

10.10.	1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.11.	1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.12.	1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.13.	Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.14.	Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.15.	Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.16.	Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.17.	Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.*

10.18	Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.19.	Employment Agreement with Pattye L. Moore dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.20.	Employment Agreement with Ronald L. Matlock dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.21.	Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.22.	Employment Agreement with Michael A. Perry dated August 20, 2003.*

10.23.	Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.24.	Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.25.	Loan Agreement with Texas Commerce Bank National Association dated July 31, 1995, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.26.	First Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.

10.27.	Second Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.

10.28.	Third Amendment to Loan Agreement with Texas Commerce Bank National Association, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the fiscal quarter ended May 31, 1997.

10.29.	Fourth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.30.	Fifth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.31.	Sixth Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

10.32.	Seventh Amendment to the Loan Agreement with Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), which the Company hereby incorporates by reference from Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

10.33.	Eighth Amendment to the Loan Agreement with Bank of America, N.A. (as successor agent to The Chase Manhattan Bank, formerly known as Chase Bank of Texas, N.A.), which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.34	Ninth Amendment to the Loan Agreement with Bank of America, N.A., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.35.	Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.36.	Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.37.	Form of 6.759% Senior Notes, Series B, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

10.38.	2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.39.	2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.40.	Note Purchase Agreement dated August 10, 2001, which the Company hereby incorporates by reference from Exhibit No. 10.34 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.41.	Form of 6.58% Senior Notes, Series A, due August 10, 2008, which the Company hereby incorporates by reference from Exhibit No. 10.35 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.42.	Form of 6.87% Senior Notes, Series B, due August 10, 2011, which the Company hereby incorporates by reference from Exhibit No. 10.36 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

21.01.	Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit No. 21.01 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

23.1	Consent of Independent Auditors.

99.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

99.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K

        The Company filed a report on Form 8-K on June 23, 2003, reporting its press release announcing results for the Company’s third fiscal quarter.

Report of Independent Auditors

The Board of Directors and Stockholders
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma October 13, 2003

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2003	2002
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$13,210	$8,951
Accounts and notes receivable, net	16,990	13,755
Net investment in direct financing leases	943	802
Inventories	2,713	2,274
Deferred income taxes	1,210	481
Prepaid expenses	1,964	3,710

Total current assets	37,030	29,973

Notes receivable, net	9,650	8,529

Net investment in direct financing leases	6,823	7,137

Property, equipment and capital leases, net	345,551	305,286

Goodwill, net	78,962	46,826

Trademarks, trade names and other intangibles, net	6,481	6,755

Other assets, net	1,622	850

Total assets	$486,119	$405,356

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2003	2002
	(In Thousands)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,939	$6,799
Deposits from franchisees	2,060	1,015
Accrued liabilities	29,614	34,029
Long-term debt and obligations under capital leases due within one year	1,574	1,072

Total current liabilities	40,187	42,915

Obligations under capital leases due after one year	26,437	11,991
Long-term debt due after one year	139,505	109,250
Other noncurrent liabilities	7,863	5,807
Deferred income taxes	6,729	4,723
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized; shares issued
49,180,560 in 2003 and 48,477,652 in 2002	492	485
Paid-in capital	95,546	86,563
Retained earnings	288,387	236,126

	384,425	323,174
Treasury stock, at cost; 9,963,932 shares in 2003 and 8,736,701 shares in
2002	(119,027)	(92,504)

Total stockholders' equity	265,398	230,670

Total liabilities and stockholders' equity	$486,119	$405,356

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2003	2002	2001
	(In Thousands, Except Per Share Data)
Revenues:
Company-owned restaurant sales	$371,518	$330,707	$267,463
Franchised restaurants:
Franchise royalties	66,431	61,392	54,220
Franchise fees	4,674	4,020	4,408
Other	4,017	4,043	4,547

	446,640	400,162	330,638
Costs and expenses:
Company-owned restaurants:
Food and packaging	96,568	85,838	69,609
Payroll and other employee benefits	110,009	95,085	75,822
Other operating expenses	70,789	61,270	49,907

	277,366	242,193	195,338

Selling, general and administrative	35,426	33,444	30,602
Depreciation and amortization	29,223	26,078	23,855
Minority interest in earnings of restaurants	14,398	14,864	12,444
Provision for impairment of long-lived assets and other	727	1,261	792

	357,140	317,840	263,031

Income from operations	89,500	82,322	67,607

Interest expense	7,464	7,406	6,628
Interest income	(1,248)	(1,087)	(1,103)

Net interest expense	6,216	6,319	5,525

Income before income taxes	83,284	76,003	62,082
Provision for income taxes	31,023	28,311	23,126

Net income	$52,261	$47,692	$38,956

Basic income per share	$1.34	$1.19	$.98

Diluted income per share	$1.29	$1.13	$.93

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Shares	Amount
	(In Thousands)

Balance at August 31, 2000	31,325	$313	$69,786	$149,478	4,953	$(64,314)

Exercise of common stock options	589	6	5,827	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	2,814	—	—	—
Purchase of treasury stock	—	—	—	—	76	(2,147)
Net income	—	—	—	38,956	—	—

Balance at August 31, 2001	31,914	319	78,427	188,434	5,029	(66,461)

Exercise of common stock options	512	5	4,823	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	3,474	—	—	—
Purchase of treasury stock	—	—	—	—	1,033	(26,043)
Three-for-two stock split	16,052	161	(161)	—	2,675	—
Net income	—	—	—	47,692	—	—

Balance at August 31, 2002	48,478	485	86,563	236,126	8,737	(92,504)

Exercise of common stock options	703	7	5,671	—	—	—
Tax benefit related to exercise of
employee stock options	—	—	3,312	—	—	—
Purchase of treasury stock	—	—	—	—	1,227	(26,523)
Net income	—	—	—	52,261	—	—

Balance at August 31, 2003	49,181	$492	$95,546	$288,387	9,964	$(119,027)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2003	2002	2001
	(In Thousands)

Cash flows from operating activities
Net income	$52,261	$47,692	$38,956
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	28,542	25,531	21,186
Amortization	681	547	2,669
Gains on dispositions of assets	(1,149)	(179)	(936)
Amortization of franchise and development fees	(4,675)	(4,020)	(4,408)
Franchise and development fees collected	4,791	4,116	4,702
Provision (benefit) for deferred income taxes	1,277	2,895	(1,471)
Provision for impairment of long-lived assets	727	1,261	792
Tax benefit related to exercise of employee stock options	3,312	3,474	2,814
Other	(141)	380	212
(Increase) decrease in operating assets:
Accounts and notes receivable	(3,291)	(1,152)	(1,228)
Inventories and prepaid expenses	1,666	(2,530)	(308)
Increase (decrease) in operating liabilities:
Accounts payable	1,098	(1,235)	590
Accrued and other liabilities	5,112	6,703	2,129

Total adjustments	37,950	35,791	26,743

Net cash provided by operating activities	90,211	83,483	65,699

Cash flows from investing activities
Purchases of property and equipment	(54,417)	(50,572)	(61,499)
Acquisition of businesses, net of cash received	(35,557)	(20,505)	(29,120)
Investments in direct financing leases	(654)	(893)	(862)
Collections on direct financing leases	1,074	810	850
Proceeds from dispositions of assets	9,151	4,072	2,911
Increase in intangibles and other assets	(4,395)	(1,234)	(2,183)

Net cash used in investing activities	(84,798)	(68,322)	(89,903)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2003	2002	2001
	(In Thousands)

Cash flows from financing activities
Proceeds from long-term borrowings	$171,523	$115,275	$238,685
Payments on long-term debt	(141,310)	(115,083)	(213,929)
Purchases of treasury stock	(35,252)	(17,137)	(1,843)
Payments on capital lease obligations	(1,793)	(887)	(744)
Exercises of stock options	5,678	4,651	5,529

Net cash provided by (used in) financing activities	(1,154)	(13,181)	27,698

Net increase in cash and cash equivalents	4,259	1,980	3,494

Cash and cash equivalents at beginning of the year	8,951	6,971	3,477

Cash and cash equivalents at end of the year	$13,210	$8,951	$6,971

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $481, $433 and
$732, respectively)	$7,996	$7,641	$6,339
Income taxes (net of refunds)	24,002	19,190	22,203
Additions to capital lease obligations	16,783	137	7,346
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	1,352	1,650	945
Obligation to acquire treasury stock	—	8,729	—
Stock options exercised by stock swap	904	177	304

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2003, 2002 and 2001

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

From time to time, the Company purchases existing franchised restaurants with proven track records in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth. On April 1, 2001, the Company acquired 35 existing franchised restaurants located in the Tulsa, Oklahoma market from a franchisee and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2001. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $21.9 million consisted of the drive-ins’ operating assets ($0.2 million), equipment ($4.4 million) and goodwill ($17.3 million, which is expected to be fully deductible for tax purposes). The Company also entered into long-term real estate leases on each of these drive-in restaurants, which have future minimum rental payments aggregating $1.8 million annually over the next 15 years ($5.1 million of which was recorded as capital leases related to the buildings). The Company funded this acquisition through operating cash flows and borrowings under its existing $80.0 million bank line of credit.

On April 1, 2002, the Company acquired 23 existing franchised restaurants located in the Wichita, Kansas market from a franchisee and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these restaurants included with that of the Company’s commencing April 1, 2002. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $19.4 million consisted of real estate ($10.7 million), equipment ($1.7 million) and goodwill ($7.0 million, which is expected to be fully deductible for tax purposes). The Company funded this acquisition through operating cash flows and borrowings under its existing $80.0 million bank line of credit.

On May 1, 2003, the Company acquired 51 existing restaurants located in the San Antonio, Texas market from its franchisees for cash consideration of approximately $34.6 million, prior to post closing adjustments. The acquisitions were accounted for under the purchase method of accounting. The Company also entered into long-term lease agreements on each of the acquired restaurants, which have future minimum rental payments aggregating $3.5 million annually. The following condensed balance sheet reflects the amount assigned to each major asset and liability category as of the acquisition date:

As of May 1, 2003
Current assets	$322
Property and equipment	7,250
Goodwill	26,995

Total assets acquired	$34,567

The Company did not assume any liabilities in connection with the acquisition and expects the amount assigned to goodwill to be fully deductible for tax purposes. The results of operations of these restaurants were included with that of the Company’s commencing May 1, 2003. If the acquisition had been completed as of the beginning of fiscal year 2002, pro forma revenues, net income and basic and diluted earnings per share would have been as follows for the years ending August 31:

	2003	2002
Revenues	$475,052	$446,838

Net income	$53,235	$50,115

Net income per share:
Basic	$1.37	$1.25
Diluted	$1.31	$1.19

The Company completed the sale of 41 Company-owned restaurants to franchisees during fiscal year 2003, the majority of which were located in developing markets. A total of eight restaurants were sold in January 2003, eight were sold in April 2003, 15 were sold in May 2003, and the balance were sold at various times during fiscal year 2003. The Company recognized a net gain of $1.6 million in other revenues resulting from the dispositions of these restaurants.

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

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company’s products are expensed as incurred. Such costs amounted to $19,665, $16,544, and $13,283 for fiscal years 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based

Compensation,”requires the use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Year of Grant	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Life (years)
2003	3.2%	0.0%	46.3%	5.7
2002	4.4	0.0	46.3	5.3
2001	5.0	0.0	48.5	5.2

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

	2003	2002	2001
Net income, as reported	$52,261	$47,692	$38,956
Less stock-based compensation expense using the fair value
method, net of related tax effects	(4,460)	(3,828)	(3,094)

Pro forma net income	$47,801	$43,864	$35,862

Net income per share:
Basic:
As reported	$1.34	$1.19	$.98

Pro forma	$1.23	$1.09	$.90

Diluted:
As reported	$1.29	$1.13	$.93

Pro forma	$1.18	$1.04	$.86

Ownership Program

The Company’s restaurant philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. The Company evaluates whether the partner notes are collectible and makes estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners. If an individual restaurant’s performance declines, the probability of default by the partners is increased. Supervisors and managers are not employees of Sonic or of the restaurant in which they have an ownership interest.

The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions, which give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a restaurant. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the restaurant’s financial performance for the preceding 12 months, and is intended to approximate the fair value of a minority interest in the restaurant. Such payments are accounted for under the purchase method of accounting.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when a controlling financial interest through ownership of a majority voting interest in the entity was obtained.

In October 2003, the FASB issued Staff Position No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” (“FSP FIN 46-6”) in which the FASB agreed to defer, for public companies, the required effective dates to implement FIN 46 for interests held in a variable interest entity (“VIE”) or potential VIE that was created before February 1, 2003. As a result of FSP FIN 46-6, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in the disclosures required by FIN 46. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will adopt this Interpretation effective February 29, 2004.

The FASB is currently proposing modifications and issuing FASB Staff Positions (“FSPs”) that change and clarify FIN 46. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of the Company. The Company typically has no equity ownership interests in its franchisees and has not consolidated any of these entities in the Company’s financial statements. The Company is currently evaluating the effect of the Interpretation on the accounting for its relationship with certain franchisees and will continue to monitor developments regarding FIN 46 as they occur.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation which includes the prospective method, modified prospective method and retroactive restatement method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of the annual disclosure and voluntary transition requirements of SFAS No. 148 is required for annual financial statements issued for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for its stock-based employee compensation plans in accordance with APB 25. See “Stock-Based Compensation” in Note 1 for a further discussion.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2003	2002	2001
Numerator:
Net income	$52,261	$47,692	$38,956

Denominator:
Weighted average shares outstanding - basic	38,976,686	40,155,522	39,848,519
Effect of dilutive employee stock options	1,629,779	2,051,227	1,883,269

Weighted average shares - diluted	40,606,465	42,206,749	41,731,788

Net income per share - basic	$1.34	$1.19	$.98

Net income per share - diluted	$1.29	$1.13	$.93

Anti-dilutive employee stock options excluded	622,516	104,806	14,630

See Note 12 for information regarding shares available for grant under the 2001 Sonic Corp. Stock Option Plan and the 2001 Sonic Corp. Directors' Stock Option Plan.

3. Impairment of Long-Lived Assets

As of August 31, 2003 and 2002, the Company had identified certain underperforming restaurants whose operating results indicated that certain assets of these restaurants might be impaired. The buildings and improvements of these restaurants had combined carrying amounts of $2,786 and $1,990 respectively. During fiscal years 2003 and 2002, the Company performed quarterly analyses of these and other restaurants which had incurred operating losses. As a result of these analyses, the Company determined that certain restaurants with then-existing carrying amounts of $1,214 and $1,139, respectively, were impaired and wrote them down by $727 and $970, respectively, to their fair values. In addition, estimates were revised on three stores which were previously impaired under FAS 121 resulting in additional provisions totaling $291 in fiscal year 2002. Management’s estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of August 31, 2003 are expected to be recovered. However, it is reasonably possible that the estimate of cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2003 and 2002:

	2003	2002
Royalties and other trade receivables	$8,052	$7,701
Notes receivable—current	3,061	2,290
Other	6,410	5,252

	17,523	15,243
Less allowance for doubtful accounts and notes rec	533	1,488

	$16,990	$13,755

Notes receivable--noncurrent	$10,274	$9,034
Less allowance for doubtful notes receivable	624	505

	$9,650	$8,529

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

As of August 31, 2003 and 2002, notes receivable from one franchisee totaled $3,370 and $3,420 respectively. The underlying restaurant assets collateralize these notes.

5. Goodwill, Intangibles and Other Assets

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $2,399 and $2,749 at August 31, 2003 and 2002, respectively. Accumulated amortization related to these intangible assets was $1,962 and $2,038 at August 31, 2003 and 2002, respectively. The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2003 and 2002.

The following tables disclose what reported net income would have been for fiscal years ending August 31, 2003 and 2002 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized. Similarly adjusted per-share amounts have also been presented.

	2003	2002	2001
Reported net income	$52,261	$47,692	$38,956
Add back: Goodwill amortization	—	—	1,266
Add back: Trademarks and trade names amortization	—	—	139

Adjusted net income	$52,261	$47,692	$40,361

Net income per share - basic:
Reported net income	$1.34	$1.19	$.98
Goodwill amortization	—	—	.03
Trademarks and trade names amortization	—	—	—

Adjusted net income	$1.34	$1.19	$1.01

Net income per share - diluted:
Reported net income	$1.29	$1.13	$.93
Goodwill amortization	—	—	.03
Trademarks and trade names amortization	—	—	—

Adjusted net income	$1.29	$1.13	$.96

Aggregate amortization expense related to intangible assets was $420 and $319 in fiscal years 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years beginning with fiscal year 2004 is as follows:

For the year ending August 31, 2004	$278
For the year ending August 31, 2005	$202
For the year ending August 31, 2006	$193
For the year ending August 31, 2007	$209
For the year ending August 31, 2008	$190

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2003 and 2002 were as follows:

	2003	2002
Balance as of September 1,	$46,826	$38,850
Goodwill acquired during the year	32,391	8,174
Impairment losses	—	—
Goodwill disposed of related to the sale of restaurants	(255)	(198)

Balance as of August 31,	$78,962	$46,826

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

Certain Company-owned restaurants lease land and buildings from third parties. These leases, which expire over the next 18 years, include provisions for contingent rentals which may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2003 and 2002:

	2003	2002

Minimum lease payments receivable	$11,625	$12,390
Less unearned income	3,859	4,451

Net investment in direct financing leases	7,766	7,939
Less amount due within one year	943	802

Amount due after one year	$6,823	$7,137

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2003 are as follows:

	Operating	Direct Financing
Year ending August 31:
2004	$751	$1,967
2005	823	1,942
2006	840	1,930
2007	842	1,866
2008	863	1,706
Thereafter	6,312	2,214

	10,431	11,625
Less unearned income	—	3,859

	$10,431	$7,766

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2003 and 2002:

	2003	2002
Total minimum lease payments	$44,533	$21,393
Less amount representing interest averaging 13.9% in 2003 and 9.4% in 2002	16,604	8,455

Present value of net minimum lease payments	27,929	12,938
Less amount due within one year	1,492	947

Amount due after one year	$26,437	$11,991

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2003 are as follows:

	Operating	Capital
Year ending August 31:
2004	$9,081	$3,711
2005	9,053	3,556
2006	9,063	3,466
2007	8,905	3,340
2008	8,707	3,215
Thereafter	70,173	27,245

	114,982	44,533
Less amount representing interest	—	16,604

	$114,982	$27,929

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2003	2002	2001
Operating leases:
Minimum rentals	$8,118	$6,574	$5,012
Contingent rentals	232	145	147
Sublease rentals	(321)	(407)	(414)
Capital leases:
Contingent rentals	658	684	412

	$8,687	$6,996	$5,157

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2003 was $3,245.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2003 and 2002:

	Estimated Useful Life	2003	2002
Home office:
Land and leasehold improvements	Life of lease	$3,762	$1,697
Computer and other equipment	2 - 5 yrs	25,972	24,662
Restaurants, including those leased to others:
Land		105,883	94,148
Buildings	15 - 25 yrs	185,747	168,055
Equipment	5 - 7 yrs	114,170	101,788

Property and equipment, at cost		435,534	390,350
Less accumulated depreciation		115,933	96,107

Property and equipment, net		319,601	294,243

Leased restaurant buildings and equipment under capital leases,
including those held for sublease	Life of lease	31,943	16,449
Less accumulated amortization		5,993	5,406

Capital leases, net		25,950	11,043

Property, equipment and capital leases, net		$345,551	$305,286

Land, buildings and equipment with a carrying amount of $50,138 at August 31, 2003 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $7,295 at August 31, 2003. As of August 31, 2003, the Company had restaurants under construction with costs to complete which aggregated $6,218.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2003 and 2002:

	2003	2002
Wages and other employee benefits	$3,881	$5,003
Taxes, other than income taxes	10,107	7,752
Income taxes payable	7,472	5,061
Accrued interest	1,086	1,618
Obligation to acquire treasury stock	—	8,729
Other	7,068	5,866

	$29,614	$34,029

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2003 and 2002:

	2003	2002
Senior unsecured notes (A)	$30,000	$50,000
Borrowings under line of credit (B)	79,340	29,000
Senior unsecured notes (C)	30,000	30,000
Other	247	375

	139,587	109,375
Less long-term debt due within one year	82	125

Long-term debt due after one year	$139,505	$109,250

(A)	The Company has $30,000 of senior unsecured Series B notes maturing in April 2005. Interest is payable semi-annually and accrues at 6.76%. The related agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to total capital and fixed charge coverage and limits additional borrowings. With its line of credit, the Company refinanced the $20,000 of Series A notes that matured in 2003.

(B)	The Company has an agreement with a group of banks which provides for a $125,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2006. The agreement allows for annual renewal options, subject to approval by the banks. The Company plans to use the line of credit to finance the opening of newly-constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock, retirement of senior notes and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank’s prime rate or, at the Company’s option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 2003, the Company’s effective borrowing rate was 2.8%. As of August 31, 2003 there were $676 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions of businesses.

(C)	The Company has $30,000 of senior unsecured notes with $5,000 of Series A notes maturing in August 2008 and $25,000 of Series B notes maturing in August 2011. Interest is payable semi-annually and accrues at 6.58% for the Series A notes and 6.87% for the Series B notes. Required annual prepayments amount to $1,000 from August 2004 to August 2007 on the Series A notes and $3,571 from August 2005 to August 2010 on the Series B notes. The related agreement requires, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage.

Maturities of long-term debt for each of the five years after August 31, 2003 are $82 in 2004, $34,625 in 2005, $83,930 in 2006, $4,592 in 2007, and $3,594 in 2008 and $12,764 thereafter.

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2003 and 2002:

	2003	2002
Minority interest in consolidated restaurants	$4,117	$2,836
Deferred area development fees	1,147	1,162
Other	2,599	1,809

	$7,863	$5,807

11.  Income Taxes

The components of the provision for income taxes consists of the following for the years ended August 31:

	2003	2002	2001
Current:
Federal	$27,126	$23,690	$22,696
State	2,620	1,726	1,901

	29,746	25,416	24,597
Deferred:
Federal	1,110	2,517	(1,279)
State	167	378	(192)

	1,277	2,895	(1,471)

Provision for income taxes	$31,023	$28,311	$23,126

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2003	2002	2001
Amount computed by applying a tax rate of 35%	$29,149	$26,601	$21,729
State income taxes (net of federal income tax benefit)	1,812	1,368	1,110
Other	62	342	287

Provision for income taxes	$31,023	$28,311	$23,126

Deferred tax assets and liabilities consist of the following at August 31, 2003 and 2002:

	2003	2002
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$314	$116
Property, equipment and capital leases	326	162
Accrued litigation costs	93	206
Deferred income from affiliate technology fund	479	—
Other	(2)	(3)

Current deferred tax assets, net	$1,210	$481

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to
capitalization and amortization	$(2,569)	$(2,426)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends for
financial and tax reporting purposes	(4,862)	(3,008)
State net operating losses	3,112	2,567
Property, equipment and capital leases	(1,301)	(936)
Allowance for doubtful accounts and notes receivable	238	194
Deferred income from affiliated franchise fees	1,083	897
Accrued liabilities	331	223
Intangibles and other assets	152	45
Other	199	288

	(3,617)	(2,156)
Valuation allowance	(3,112)	(2,567)

Noncurrent deferred tax liabilities, net	$(6,729)	$(4,723)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$3,215	$1,987
Deferred tax liabilities	(8,734)	(6,229)

Net deferred tax liabilities	$(5,519)	$(4,242)

State net operating loss carryforwards expire generally beginning in 2010. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2003 and 2002.

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

On January 17, 2002, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 16,051,750 shares of common stock were issued on February 8, 2002 in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $161 was reclassified from paid-in capital to common stock. In addition, shareholders approved an increase in common stock authorized from 40,000,000 to 100,000,000 shares. The stated par value of each share was not changed from $.01.

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

Under the 2001 Employee Plan, the Company is authorized to grant options to purchase up to 2,700,000 shares of the Company’s common stock to employees of the Company and its subsidiaries. Under the 2001 Directors’ Plan, the Company is authorized to grant options to purchase up to 450,000 shares of the Company’s common stock to the Company’s outside directors. At August 31, 2003, 1,139,023 shares were available for grant under the 2001 Employee Plan and 315,000 shares were available for grant under the 2001 Director’s Plan. The exercise price of the options to be granted is equal to the fair market value of the Company’s common stock on the date of grant. Unless otherwise provided by the Company’s Stock Plan Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of 30 days after termination of employment or ten years after the date of grant.

A summary of the Company’s stock option activity (adjusted for the stock splits), and related information was as follows for the years ended August 31:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding – beginning of year	4,183,197	$12.33	4,418,910	$10.00	4,666,239	$8.24
Granted	585,701	26.36	538,853	27.35	825,720	17.13
Exercised	(702,908)	8.08	(606,641)	7.95	(883,769)	6.60
Forfeited	(99,934)	22.48	(167,925)	14.95	(189,280)	13.62

Outstanding – end of year	3,966,056	$14.90	4,183,197	$12.33	4,418,910	$10.00

Exercisable at end of year	2,861,796	$11.04	2,986,886	$8.85	2,917,661	$7.41

Weighted average fair value of
options granted during the year	$12.45		$12.94		$8.45

A summary of the Company’s options was as follows as of August 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$4.35 to $5.70	945,458	2.65	$5.22	945,458	$5.22
$6.52 to $12.85	967,458	5.40	10.54	967,458	10.54
$12.89 to $16.57	884,453	6.84	15.04	713,585	14.70
$20.46 to $27.20	843,979	9.18	25.04	126,815	22.11
$29.31 to $29.31	324,708	8.67	29.31	108,480	29.31

$4.35 to $29.31	3,966,056	6.14	$14.90	2,861,796	$11.04

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company’s common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. At August 31, 2003, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $2,038, $2,264, and $1,876 during fiscal years 2003, 2002 and 2001, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $6,614 at August 31, 2003 due to loss of employment in the event of a change in control (as defined in the contracts).

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

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of August 31, 2003, the total amount guaranteed under the GEC agreement was $5.0 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned stores that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2003, the amount remaining under the guaranteed lease obligations totaled $1.7 million.

The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of August 31, 2003.

The Company entered into an agreement with certain franchisees during fiscal year 2003, which provides the franchisees with the option to sell 50 restaurants to the Company anytime during the period commencing January 1, 2004 and ending June 30, 2005. The Company estimates that the cost of the acquisition, if it were to occur, would be in the range of $31 to $37 million and anticipates that the acquisition would be funded through operating cash flows and borrowings under its existing line of credit.

16. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Income statement data:
Company-owned restaurant sales	$81,574	$71,721	$74,828	$67,355	$102,214	$92,280	$112,902	$99,351	$371,518	$330,707
Other	17,011	15,608	15,524	14,221	20,391	19,011	22,196	20,615	75,122	69,455

Total revenues	98,585	87,329	90,352	81,576	122,605	111,291	135,098	119,966	446,640	400,162

Company-owned restaurants operating expenses	62,298	54,022	58,511	51,835	73,336	64,972	83,221	71,364	277,366	242,193
Selling, general and administrative	8,222	7,658	8,418	7,786	9,483	8,729	9,303	9,271	35,426	33,444
Other	9,548	8,853	9,111	9,119	12,581	12,321	13,108	11,910	44,348	42,203

Total expenses	80,068	70,533	76,040	68,740	95,400	86,022	105,632	92,545	357,140	317,840

Income from operations	18,517	16,796	14,312	12,836	27,205	25,269	29,466	27,421	89,500	82,322

Interest expense, net	1,559	1,569	1,600	1,517	1,441	1,536	1,616	1,697	6,216	6,319

Income before income taxes	16,958	15,227	12,712	11,319	25,764	23,733	27,850	25,724	83,284	76,003
Provision for income taxes	6,317	5,672	4,735	4,216	9,597	8,841	10,374	9,582	31,023	28,311

Net income	$10,641	$9,555	$7,977	$7,103	$16,167	$14,892	$17,476	$16,142	$52,261	$47,692

Net income per share:
Basic	$.27	$.24	$.21	$.18	$.41	$.37	$.45	$.40	$1.34	$1.19
Diluted	$.26	$.23	$.20	$.17	$.40	$.35	$.43	$.38	$1.29	$1.13
Weighted average shares outstanding:
Basic	39,216	39,990	38,689	40,022	38,833	40,298	39,169	40,312	38,977	40,156
Diluted	40,971	41,920	40,296	42,126	40,531	42,430	40,627	42,351	40,606	42,207

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

As of August 31, 2003 and 2002, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed rate borrowings at August 31, 2003 were $60,959 and $63,803, respectively, and at August 31, 2002 were $81,513 and $85,697, respectively.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts
and notes receivable
Year ended:
August 31, 2003	$1,993	$177	$1,013	$—	$1,157
August 31, 2002	1,267	999	273	—	1,993
August 31, 2001	712	767	212	—	1,267

Accrued carrying costs for restaurant
closings and disposals
Year ended:
August 31, 2003	$946	$145	$317	$—	$774
August 31, 2002	675	793	522	—	946
August 31, 2001	818	88	231	—	675

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 25th day of November, 2003.

Sonic Corp.
By:	/s/ J. Clifford Hudson J. Clifford Hudson Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	November 25, 2003
/s/W. Scott McLain W. Scott McLain, Principal Financial Officer	Senior Vice President and Chief Financial Officer	November 25, 2003
/s/Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Controller	November 25, 2003
/s/Pattye L. Moore Pattye L. Moore	President and Director	November 25, 2003
/s/Margaret M. Blair Margaret M. Blair	Director	November 25, 2003
/s/Leonard Lieberman Leonard Lieberman	Director	November 25, 2003
/s/Federico F. Peña Federico F. Peña	Director	November 25, 2003
/s/H.E. Rainbolt H.E. Rainbolt	Director	November 25, 2003
/s/Frank E. Richardson Frank E. Richardson	Director	November 25, 2003
/s/Robert M. Rosenberg Robert M. Rosenberg	Director	November 25, 2003
/s/E. Dean Werries E. Dean Werries	Director	November 25, 2003

EXHIBIT INDEX

Exhibit Number and Description

10.09.	Form of General Partnership Agreement, Limited Liability Company Operating Agreement and Master Agreement
10.22.	Employment Agreement with Michael A. Perry dated August 20, 2003
23.01.	Consent of Independent Auditors
99.1.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
99.2.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350