Form 10-Q
period 2003-11-30
SONIC CORP
filed 2004-01-12
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003

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
Yes X . No     .

        As of November 30, 2003, the Registrant had 39,404,726 shares of common stock issued and outstanding (excluding 9,963,932 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) November 30, 2003	August 31, 2003
Current assets:
Cash and cash equivalents	$6,805	$13,210
Accounts and notes receivable, net	15,355	16,990
Other current assets	7,753	7,112

Total current assets	29,913	37,312

Property, equipment and capital leases	480,780	467,477
Less accumulated depreciation and amortization	(121,473)	(121,926)

Property, equipment and capital leases, net	359,307	345,551

Goodwill, net	76,697	77,551
Trademarks, trade names and other intangible assets, net	6,472	6,481
Investment in deferred financing leases and noncurrent portion of
notes receivable	16,898	16,473
Other assets, net	2,548	2,751

Intangibles and other assets, net	102,615	103,256

Total assets	$491,835	$486,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,305	$6,939
Deposits from franchisees	1,940	2,060
Accrued liabilities	19,675	22,142
Income taxes payable	8,927	7,472
Obligations under capital leases and long-term debt
due within one year	882	1,574

Total current liabilities	38,729	40,187

Obligations under capital leases due after one year	34,858	26,437
Long-term debt due after one year	123,148	139,505
Other noncurrent liabilities	14,269	14,592

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares
authorized; 49,368,658 shares issued (49,180,560 shares
issued at August 31, 2003)	494	492
Paid-in capital	98,218	95,546
Retained earnings	301,146	288,387

	399,858	384,425
Treasury stock, at cost; 9,963,932 common shares (9,963,932
shares at August 31, 2003)	(119,027)	(119,027)

Total stockholders' equity	280,831	265,398

Total liabilities and stockholders' equity	$491,835	$486,119

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three Months Ended November 30,
	2003	2002
Revenues:
Company-owned restaurant sales	$99,745	$81,574
Franchised restaurants:
Franchise royalties	17,134	14,960
Franchise fees	1,034	1,027
Other	795	1,024

	118,708	98,585
Cost and expenses:
Company-owned restaurants:
Food and packaging	26,204	21,179
Payroll and other employee benefits	30,196	24,817
Other operating expenses	19,731	16,302

	76,131	62,298

Selling, general and administrative	9,121	8,222
Depreciation and amortization	7,823	6,973
Minority interest in earnings of restaurants	3,721	2,575

	96,796	80,068

Income from operations	21,912	18,517

Interest expense	1,921	1,847
Interest income	(342)	(288)

Net interest expense	1,579	1,559

Income before income taxes	20,333	16,958
Provision for income taxes	7,574	6,317

Net income	$12,759	$10,641

Net income per share - basic	$.32	$.27

Net income per share - diluted	$.31	$.26

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Three months ended November 30,
	2003	2002
Cash flows from operating activities:
Net income	$12,759	$10,641
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,823	6,973
Other	813	(886)
Decrease in operating assets	1,138	1,459
Decrease in operating liabilities	(907)	(1,481)

Total adjustments	8,867	6,065

Net cash provided by operating activities	21,626	16,706

Cash flows from investing activities:
Purchases of property and equipment	(14,428)	(9,972)
Other	2,607	979

Net cash used in investing activities	(11,821)	(8,993)

Cash flows from financing activities:
Payments on long-term debt	(56,613)	(36,139)
Proceeds from long-term borrowings	40,235	47,929
Purchases of treasury stock	—	(24,596)
Proceeds from exercise of stock options	1,603	—
Other	(1,435)	51

Net cash used in financing activities	(16,210)	(12,755)

Net decrease in cash and cash equivalents	(6,405)	(5,042)
Cash and cash equivalents at beginning of period	13,210	8,951

Cash and cash equivalents at end of period	$6,805	$3,909

Supplemental Cash Flow Information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$—	$8,729
Additions to capital lease obligations	9,298	—
Obligation to acquire treasury stock	—	3,886

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2003. The results of operations for the three months ended November 30, 2003, are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

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

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2003	2002
Numerator:
Net income	$12,759	$10,641
Denominator:
Weighted average shares outstanding - basic	39,272	39,216
Effect of dilutive employee stock options	1,524	1,755

Weighted average shares - diluted	40,796	40,971

Net income per share - basic	$.32	$.27

Net income per share - diluted	$.31	$.26

Note 4

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of November 30, 2003, the total amount guaranteed under the GEC agreement was $4.7 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned stores that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2003, the amount remaining under the guaranteed lease obligations totaled $1.7 million.

        The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of November 30, 2003.

Note 5

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

        In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

        The Company does not have interests in structures commonly referred to as SPEs, typically has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company is currently evaluating the effect of the Interpretation on the accounting for its relationship with certain franchisees and will continue to monitor developments regarding the Interpretation as they occur. The Company will apply FIN 46R beginning with its third fiscal quarter of 2004.

Note 6

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended November 30,
	2003	2002
Net income, as reported	$12,759	$10,641
Less stock-based compensation expense using
the fair value method, net of related tax effects	(1,175)	(1,160)

Pro forma net income	$11,584	$9,481

Net income per share:
Basic:
As reported	$.32	$.27

Pro forma	$.29	$.24

Diluted:
As reported	$.31	$.26

Pro forma	$.28	$.23

Note 7

        Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s working capital and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company and its franchisees to manage the anticipated expansion and hire and train personnel, the financial viability of the Company’s franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

        The following table provides information regarding the number of Company-owned and franchised restaurants in operation as of the end of the periods indicated. System-wide restaurant count includes both Company-owned and franchised stores. We believe that system-wide information is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

RESTAURANTS IN OPERATION

	As of November 30,
	2003	2002
Company-owned restaurants	499	460
Franchise restaurants	2,244	2,116

Total restaurants	2,743	2,576

System-wide restaurants (1):
Core markets	1,990	1,894
Developing markets	753	682

All markets	2,743	2,576

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s statements of income.

PERCENTAGE RESULTS OF OPERATIONS
INCOME STATEMENT DATA

	Three months ended November 30,
	2003	2002
Revenues:
Company-owned restaurant sales	84.0%	82.8%
Franchised restaurants:
Franchise royalties	14.4	15.2
Franchise fees	0.9	1.0
Other	0.7	1.0

	100.0%	100.0%

Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.3%	26.0%
Payroll and other employee benefits	30.3	30.4
Other operating expenses	19.7	20.0

	76.3	76.4

Selling, general and administrative	7.7	8.3
Depreciation and amortization	6.6	7.1
Minority interest in earnings of restaurants (1)	3.7	3.2
Income from operations	18.5	18.8
Net interest expense	1.3	1.6
Net income	10.7%	10.8%

(1)     As a percentage of Company-owned restaurant sales.

        The following table presents system-wide sales in total and average unit volume information on a Company-owned, franchise and system-wide basis. System-wide information includes both Company-owned and franchise information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

RESTAURANT SALES DATA
($ in thousands)

	Three months ended November 30,
	2003	2002
System-wide sales	$609,708	$536,487
Percentage increase (1)	13.6%	7.6%
Average sales per restaurant:
Company-owned	$201	$180
Franchise	228	218
System-wide:
Core markets	233	219
Developing markets	197	186
All markets	223	211

(1)     Represents percentage change from the comparable period in the prior year.

        Comparable restaurant sales represent sales for stores open during both the current and comparative reporting periods. Historically, we have calculated the change in comparable restaurant sales as the percentage change for stores open since the beginning of the previous fiscal year for Company-owned restaurants and stores open for a minimum of one year for franchise restaurants and system-wide restaurants. Beginning in fiscal year 2004, we will report the change in comparable restaurant sales using all stores open for a minimum of 15 months to achieve greater comparability between Company-owned and franchise restaurants and to eliminate the distortion resulting from generally higher volumes during the first three months following a drive-in opening. The following table sets forth the percent change in comparable restaurant sales calculated under both the new and the prior method.

CHANGE IN COMPARABLE RESTAURANT SALES

	Three months ended November 30,
	2003	2002
Change in comparable restaurant sales - new method (1):
Company-owned	5.8%	0.3%
Franchise	6.2	0.4
System-wide:
Core markets	6.5	1.3
Developing markets	5.2	(3.4)
All markets	6.2	0.4

Change in comparable restaurant sales - prior method (2):
Company-owned	5.5%	(0.3)%
Franchise	5.5	(0.2)
System-wide:
Core markets	6.4	1.1
Developing markets	2.6	(5.9)
All markets	5.5	(0.2)

(1)	Represents percentage change for stores open for a minimum of 15 months.
(2)	Represents percentage change for stores open since the beginning of fiscal year 2003 for Company-owned restaurants and stores open for a minimum of one year for franchise restaurants and system-wide restaurants.

Comparison of the First Fiscal Quarter of 2004 to the First Fiscal Quarter of 2003

        Total revenues increased 20.4% to $118.7 million in the first fiscal quarter of 2004 from $98.6 million in the first fiscal quarter of 2003. Company-owned restaurant sales increased 22.3% to $99.7 million in the first fiscal quarter of 2004 from $81.6 million in the first fiscal quarter of 2003 reflecting an 11.0% increase in average sales volume per restaurant. Of the $18.2 million increase in Company-owned restaurant sales, $13.4 million was due to the net addition of 47 Company-owned restaurants in the 15 months ending November 30, 2003 ($18.2 million from the addition of 37 newly constructed restaurants and 52 acquired restaurants less $4.8 million from 42 stores sold or closed during the same period). Same-store sales increases of 5.8% by stores open at least 15 months accounted for $4.8 million of the increase. We continue to focus on a number of sales driving initiatives, which we believe will continue to drive same-store sales with a targeted rate of increase of 1% to 3%. These sales driving initiatives include growing brand awareness through increased media expenditures with emphasis on national cable, strong promotions and new product news, and continued penetration of under-leveraged day parts through growth of the breakfast program, which already exceeds 10% of our total sales.

        Franchise royalties increased 14.5% to $17.1 million in the first fiscal quarter of 2004, compared to $15.0 million in the first fiscal quarter of 2003. Of the $2.2 million increase, approximately $1.2 million resulted from franchise same-store sales growth of 6.2% over the first fiscal quarter of 2003. The balance of the increase was attributable to an increase in the number of franchise restaurants in operation during the first fiscal quarter of 2004 compared to the same period in fiscal year 2003. Franchise fees remained flat as 36 franchised drive-ins opened in the first fiscal quarter of 2004 and 2003. Other income decreased to $0.8 million in the first fiscal quarter of 2004 compared to $1.0 million in the same period of fiscal year 2003 primarily as a result of a gain on the sale of two non-strategic stores to franchisees in the first fiscal quarter of 2003.

        We expect total revenues to grow by approximately 14% to 16% during fiscal year 2004 with somewhat higher growth in the second and third quarter before moderating in the fourth quarter as a result of lapping the acquisition of 51 franchise drive-ins in May of 2003. This forecast is based on targeted same-store sales of growth of 1% to 3% as well as the addition of approximately 190 to 200 new drive-ins (approximately 25 Company-owned and 165 to 175 franchised locations). We anticipate that the continued benefit of the ascending royalty rate and new franchise store openings will result in $7.0 to $8.0 million in incremental franchise income (royalties and fees) in fiscal year 2004. In addition, substantially all new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee.

        Restaurant cost of operations, as a percentage of Company-owned restaurant sales, was 76.3% in the first fiscal quarter of 2004 compared to 76.4% in the first fiscal quarter of 2003. Food and packaging costs, as a percentage of Company-owned restaurant sales, increased 31 basis points primarily as a result of higher unit level costs for several items, particularly cheese. Looking forward, we expect that increased commodity prices will continue to place upward pressure on food and packaging costs.

        Payroll and employee benefits, as a percentage of Company-owned restaurant sales, improved 15 basis points to 30.3% as a result of the leverage gained from operating at higher sales volumes, partially offset by increased costs associated with a new sales-based incentive program and additional management personnel added during the last year to support the morning day part. We believe that the incremental investment in store-level management infrastructure associated with the breakfast program continues to provide valuable resources for a successful morning day part as well as management support for growing store volumes to well over $1 million.

        Other operating expenses, as a percentage of Company-owned restaurant sales, improved 20 basis points primarily due to volume increases, partially offset by higher utility costs and increased marketing expenditures. We expect these costs to continue to impact margins over the next few quarters. Overall, we anticipate that restaurant-level costs will increase in the range of 25 basis points during the remainder of fiscal year 2004.

        Selling, general and administrative expenses decreased, as a percentage of total revenues, to 7.7% in the first fiscal quarter of 2004, compared with 8.3% in the first fiscal quarter of 2003. We anticipate that selling, general and administrative expenses will grow in the range of 6% to 7% on a year-over-year basis during the remainder of fiscal year 2004 while continuing to decline as a percentage of total revenues.

        Depreciation and amortization expense increased 12.2% to $7.8 million in the first fiscal quarter of 2004, compared to $7.0 million in the first fiscal quarter of 2003. The increase in depreciation resulted primarily from new drive-in development and store acquisitions during fiscal year 2003. With planned capital expenditures, excluding acquisitions, of approximately $45.0 to $50.0 million for fiscal year 2004, we expect depreciation and amortization to grow by approximately 12% for the year, including a higher rate of growth in the second fiscal quarter of 2004.

        Minority interest in earnings of restaurants increased 44.5% to $3.7 million in the first fiscal quarter of 2004 from $2.6 million in the same period of 2003, as a result of the improvement in store-level profitability. Looking forward, we believe that minority interest, as a percentage of Company-owned restaurant sales, will remain flat or decline slightly in the next few quarters mirroring the anticipated change in overall restaurant level margins.

        Income from operations increased 18.3% to $21.9 million in the first fiscal quarter of 2004 from $18.5 million in the first fiscal quarter of 2003 due primarily to the growth in revenues and other matters discussed above.

        Net interest expense remained relatively flat in the first fiscal quarter of 2004 as compared to the first fiscal quarter of 2003. The Company’s ability to generate strong free cash flow (which we define as net income plus depreciation and amortization less capital expenditures, other than franchise acquisitions and share repurchases) during the first fiscal quarter of 2004 enabled us to repay amounts borrowed under the line of credit to finance the San Antonio acquisition and reduce long-term debt to levels comparable with the first fiscal quarter of 2003.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the first fiscal quarter of 2004, consistent with the same period in fiscal year 2003.

        Net income increased 19.9% to $12.8 million in the first fiscal quarter of 2004 from $10.6 million in the comparable period of fiscal 2003. Diluted earnings per share increased to $0.31 per share in the first fiscal quarter of 2004, compared to $0.26 per share in the first fiscal quarter of 2003, for an increase of 19.2%.

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $4.9 million or 29.4% to $21.6 million in the first fiscal quarter of 2004 as compared to $16.7 million in the same period of fiscal year 2003, primarily as a result of an increase in operating profit before depreciation and amortization.

        We opened two newly constructed Company-owned restaurants during the first fiscal quarter of 2004. We funded total capital additions for the first fiscal quarter of 2004 of $14.4 million, which included the cost of newly opened restaurants, new equipment for existing restaurants, restaurants under construction, leasehold improvements for the corporate headquarters, and other capital expenditures, from cash generated by operating activities and through borrowings under our line of credit. During the three months ended November 30, 2003, we purchased the real estate for one of the two newly constructed restaurants.

        During the first fiscal quarter of 2004, we did not repurchase any shares under the share repurchase program. As of November 30, 2003, we had approximately $50.0 million available under the program, which expires on December 31, 2004. As of November 30, 2003, the Company’s total cash balance of $6.8 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.

        We have an agreement with a group of banks which provides the Company with a $125.0 million line of credit expiring in July 2006. As of November 30, 2003, our outstanding borrowings under the line of credit were $63.0 million, at an effective borrowing rate of 2.7%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of November 30, 2003, was $61.3 million. We plan to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2003 for additional information regarding our long-term debt.

        We plan capital expenditures of approximately $45.0 to $50.0 million in fiscal year 2004, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, enhancements to existing financial and operating information systems, and tenant improvements for our new corporate office. We expect to fund these capital expenditures through borrowings under our existing unsecured revolving credit facility and cash flow from operations. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet the Company’s needs for the foreseeable future.

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

Seasonality

        We do not expect seasonality to affect our operations in a materially adverse manner. The Company’s results during its second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q and in the Company’s Form 10-K for the fiscal year ended August 31, 2003 contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on the Company’s financial statements. We evaluate our assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2003), the following policies involve a higher degree of risk, judgment and/or complexity.

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

        Advertising. Under our license agreements, each drive-in, either Company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-

required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

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

        Income Taxes. We provide for income taxes based on our estimate of federal and state tax liability. In making this estimate, we consider the impact of legislative and judicial developments. As these developments evolve, we will update our estimate, which could result in an adjustment to the tax rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended November 30, 2003, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

      Form 8-K Reports.
           The Company filed a report on Form 8-K on October 15, 2003, reporting its press release announcing results for the Company’s fiscal year ending August 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: January 12, 2004

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350