Form 10-Q
period 2004-02-28
SONIC CORP
filed 2004-04-13
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2004

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
Yes X . No     .

        As of February 29, 2004, the Registrant had 39,572,316 shares of common stock issued and outstanding (excluding 9,963,932 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) February 29, 2004	August 31, 2003
Current assets:
Cash and cash equivalents	$11,482	$13,210
Accounts and notes receivable, net	16,363	16,990
Other current assets	9,626	7,112

Total current assets	37,471	37,312

Property, equipment and capital leases	494,787	467,477
Less accumulated depreciation and amortization	(128,647)	(121,926)

Property, equipment and capital leases, net	366,140	345,551

Goodwill, net	76,571	77,551
Trademarks, trade names and other intangible assets, net	6,464	6,481
Investment in direct financing leases and noncurrent portion of
notes receivable	16,106	16,473
Other assets, net	2,410	2,751

Intangibles and other assets, net	101,551	103,256

Total assets	$505,162	$486,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,085	$6,939
Deposits from franchisees	2,132	2,060
Accrued liabilities	17,425	22,142
Income taxes payable	2,385	7,472
Obligations under capital leases and long-term debt
due within one year	1,900	1,574

Total current liabilities	30,927	40,187

Obligations under capital leases due after one year	33,283	26,437
Long-term debt due after one year	131,510	139,505
Other noncurrent liabilities	15,213	14,592

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares
authorized; 49,536,248 shares issued (49,180,560 shares
issued at August 31, 2003)	495	492
Paid-in capital	101,780	95,546
Retained earnings	310,981	288,387

	413,256	384,425
Treasury stock, at cost; 9,963,932 common shares (9,963,932
shares at August 31, 2003)	(119,027)	(119,027)

Total stockholders' equity	294,229	265,398

Total liabilities and stockholders' equity	$505,162	$486,119

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
Company-owned restaurant sales	$94,105	$74,828	$193,850	$156,402
Franchised restaurants:
Franchise royalties	15,906	13,733	33,040	28,693
Franchise fees	833	918	1,867	1,945
Other	751	873	1,546	1,897

	111,595	90,352	230,303	188,937
Cost and expenses:
Company-owned restaurants:
Food and packaging	24,505	19,970	50,709	41,149
Payroll and other employee benefits	29,527	22,905	59,723	47,722
Minority interest in earnings of
restaurants	3,693	2,117	7,414	4,692
Other operating expenses	18,595	15,636	38,326	31,938

	76,320	60,628	156,172	125,501

Selling, general and administrative	9,083	8,418	18,204	16,640
Depreciation and amortization	8,165	6,994	15,988	13,967
Provision for impairment of long-lived
assets	675	—	675	—

	94,243	76,040	191,039	156,108

Income from operations	17,352	14,312	39,264	32,829

Interest expense	1,989	1,857	3,910	3,704
Interest income	(310)	(257)	(652)	(545)

Net interest expense	1,679	1,600	3,258	3,159

Income before income taxes	15,673	12,712	36,006	29,670
Provision for income taxes	5,838	4,735	13,412	11,052

Net income	$9,835	$7,977	$22,594	$18,618

Net income per share - basic	$.25	$.21	$.57	$.48

Net income per share - diluted	$.24	$.20	$.55	$.46

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Six months ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$22,594	$18,618
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,988	13,967
Other	3,523	(1,742)
Decrease in operating assets	1,794	183
Decrease in operating liabilities	(12,464)	(8,941)

Total adjustments	8,841	3,467

Net cash provided by operating activities	31,435	22,085

Cash flows from investing activities:
Purchases of property and equipment	(30,340)	(23,603)
Other	2,525	1,690

Net cash used in investing activities	(27,815)	(21,913)

Cash flows from financing activities:
Payments on long-term debt	(67,376)	(63,850)
Proceeds from long-term borrowings	59,340	92,668
Purchases of treasury stock	—	(34,348)
Proceeds from exercise of stock options	3,552	1,414
Other	(864)	(453)

Net cash used in financing activities	(5,348)	(4,569)

Net decrease in cash and cash equivalents	(1,728)	(4,397)
Cash and cash equivalents at beginning of period	13,210	8,951

Cash and cash equivalents at end of period	$11,482	$4,554

Supplemental Cash Flow Information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$—	$8,729
Additions to capital lease obligations	9,298	—

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2003. The results of operations for the six months ended February 29, 2004, are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

Note 2

        Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2004 presentation.

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Numerator:
Net income	$9,835	$7,977	$22,594	$18,618
Denominator:
Weighted average shares outstanding-basic	39,491	38,689	39,382	38,952
Effect of dilutive employee stock options	1,635	1,607	1,579	1,682

Weighted average shares - diluted	41,126	40,296	40,961	40,634

Net income per share - basic	$.25	$.21	$.57	$.48

Net income per share - diluted	$.24	$.20	$.55	$.46

Note 4

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of November 30, 2003, the total amount guaranteed under the GEC agreement was $4.6 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note-holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned restaurants that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 29, 2004, the amount remaining under the guaranteed lease obligations totaled $1.7 million.

        The Company has not recorded a liability for its obligations under the guarantees and there were no material amounts in default under the notes or leases related to the guarantees as of February 29, 2004.

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

        The Company does not have interests in structures commonly referred to as SPEs, typically has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company’s financial statements. The Company is currently evaluating the effect of the Interpretation on the accounting for its relationship with certain franchisees and will continue to monitor developments regarding the Interpretation as they occur. The Company will apply FIN 46R beginning with its third fiscal quarter of 2004.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income, as reported	$9,835	$7,977	$22,594	$18,618
Less stock-based compensation expense
using the fair value method, net of related
tax effects	(1,075)	(1,155)	(2,250)	(2,315)

Pro forma net income	$8,760	$6,822	$20,344	$16,303

Net income per share:
Basic:
As reported	$.25	$.21	$.57	$.48

Pro forma	$.23	$.18	$.52	$.42

Diluted:
As reported	$.24	$.20	$.55	$.46

Pro forma	$.22	$.17	$.50	$.40

Note 7

        The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States and also has a small number of franchised restaurants in Mexico. As of February 29, 2004, the Sonic system included 2,773 restaurants, of which 503 were Company-owned and 2,270 were franchised restaurants. Sonic restaurants feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate.

        Costs of Company-owned restaurant sales, including minority interest in earnings of restaurants, relate directly to Company-owned restaurant sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Company-owned restaurant operations, as well as the Company’s franchising operations. Our revenues and expenses are directly affected by the number and sales volumes of Company-owned restaurants. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of franchised restaurants. Initial franchise fees and franchise royalties are directly affected by the number of franchised restaurant openings.

        Overview of Business Performance. We achieved continued strong financial results for our second quarter ended in February. Net income increased 23% and earnings per share increased 20% to $0.24 per diluted share. For the first six months of our fiscal year, net income increased 21% and diluted earnings per share rose 20%. We believe our performance reflects our multi-layered growth strategy that features solid same-store sales growth, increased franchising income stemming from our unique ascending royalty rate, expansion of the brand through new unit growth particularly by franchisees, operating leverage at both the restaurant level and the corporate level, and the use of excess operating cash flow for franchise acquisitions and share repurchases.

        The following table provides information regarding the number of Company-owned and franchised restaurants in operation as of the end of the periods indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Company-owned and franchise information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

System-Wide Performance
($ in thousands)

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Percentage increase in sales	12.9%	7.3%	13.3%	7.3%

System-wide restaurants in operation:
Total at beginning of period	2,743	2,576	2,706	2,533
Opened	32	29	70	75
Closed (net of re-openings)	(2)	(5)	(3)	(8)

Total at end of period	2,773	2,600	2,773	2,600

Core markets	2,004	1,905	2,004	1,905
Developing markets	769	695	769	695

All markets	2,773	2,600	2,773	2,600

Average sales per restaurant:
Core markets	$218	$206	$451	$426
Developing markets	177	164	374	350
All markets	207	196	430	406

Change in same-store sales - new method (1):
Core markets	6.5%	0.4%	6.4%	0.8%
Developing markets	6.9	0.0	5.9	-2.0
All markets	6.6	0.4	6.3	0.4

Change in same-store sales - prior method (2):
Core markets	6.5%	1.7%	6.4%	1.4%
Developing markets	5.1	-6.9	3.7	-6.3
All markets	6.2	-0.2	5.8	-0.3

(1)  Represents percentage change for restaurants open for a minimum of 15 months.
(2)  Represents percentage change for restaurants open for a minimum of 12 months.

        System-wide same-store sales increased 6.6% during the second quarter of fiscal year 2004 and 6.3% during the first half of the year, with growth in both traffic (the number of transactions) and average check (the dollar amount per transaction) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening). We believe this strong sales performance was not only the result of more favorable industry and consumer conditions but was also the result of our sales driving initiatives including:

•	Growth in brand awareness through increased media spending featuring greater use of network cable advertising, which proved particularly impactful in developing markets;
•	Strong promotions and new product news that has helped us stay relevant and compelling to consumers;
•	Continued growth of our business in non-traditional day parts including the morning day part, which increased handsomely during the quarter as a percentage of sales; and
•	A small increase in menu pricing in certain markets.

        During fiscal year 2004, our total system-wide media expenditures will be in excess of $110 million as compared to $100 million in fiscal year 2003, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund, which is largely used for network cable television advertising, and anticipate growing this area of our advertising from just under $20 million last year to over $30 million in fiscal year 2004. We believe this will provide several benefits. First, we will be able to target more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. Second, we continue to believe these national cable efforts are particularly impactful in developing markets that cannot afford to be on television year round. Our national cable television advertising has proven to be beneficial in raising overall brand awareness as we develop new markets and in attracting new franchisees to the brand. Finally, national cable advertising also allows us to bring more depth to our media and expand our message beyond our monthly promotions.

        We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, menu variety, customization and comfort foods. During the first six months of the year our new product news included items such as the Big Cheese Sandwich, Double Patty Melt Toasters, and a Holiday M&M Mint Blast. We will continue to have a steady dose of new product news in the coming months spanning the entire breadth of our product line and all designed to meet customer’s evolving taste preferences including the growing desire for fresh, quality product offerings and more healthy alternatives.

        Much of the growth in sales during the first half of this fiscal year occurred in the morning day part through our breakfast program, which began in the summer of 2000. We expanded our breakfast program, which features unique breakfast items as well as our entire menu all day long, to the remaining 50% of our restaurants during the spring of 2003. As a result, sales during the morning daypart have grown to over 10% of total sales. Our experience to this point continues to lead us to believe that breakfast is a gradual build requiring two to three years to achieve a desired level. We also continue to view breakfast as instrumental in helping us grow our average unit volumes from approximately $900 thousand to well over $1.0 million, more in the neighborhood of our larger competitors. The initial 400 restaurants offering breakfast, which are now in their second and third years of the breakfast program, have seen volumes increase from under $850 thousand before the implementation of breakfast to almost $1.0 million today.

        In addition to growth during the morning day part, we also experienced improvement in other day parts, including dinner and evening business. These day parts were the weakest during the last fiscal year as a result of both a disproportionate impact of weaker economic and industry conditions during our last fiscal year as well as a conscious shift in media dollars to support the breakfast day part.

        One of the more positive developments over the last several months has been the performance of developing markets. System-wide same-store sales in developing markets have outpaced same-store sales in core markets increasing a solid 6.9% during the second quarter and by 5.9% for the first six months. We believe that this was due to increased spending on national cable, which seems to have increased benefit in our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 28% of the store base, saw a 6.9% increase during the first six months reversing the downward trend of the last year and on par with what we saw in core markets. The improved sales environment also helped produce strong growth in average unit profitability during the first six months of the year which translated into higher earnings for our franchisees and Company-store partners.

        New restaurant openings by franchisees continued at a healthy pace and were accompanied by ongoing improvement in our franchise development pipeline, which we believe has a direct correlation to the growth in average unit profitability. The combination of increased new store openings by franchisees and strong same-store sales performance translated into higher franchising income for the quarter and first six months which was a large factor in our earnings growth since this incremental income has relatively lower associated cost. We also continued to benefit from other positive aspects of our “multi-layered” financial model including leverage on the bottom part of our income statement and positive operating cash flow.

        At our Company-owned restaurants, we have put in place initiatives designed to help us close the $100,000 plus sales gap of average unit volumes between Company-owned restaurants and franchised restaurants over the next several years. To a large degree, this effort is modeled on the best practices of our top-volume Company-owned and franchised restaurants. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth.

        During the first quarter, we put into place a new sales-based incentive program for restaurant level management that was very well received by our operators, and because our sales were so strong, we made significant payments to our partners from this program during the first six months of the year. Additionally, our partners saw a strong increase in their profit distributions as they translated those additional sales into significantly higher operating profit per store versus a year ago.

        Over the past several years, we have completed the acquisition of several franchised restaurants in various markets including the May 2003 acquisition of 51 restaurants located in the San Antonio, Texas market. These acquisitions added to revenues and earnings during the first half of the year and are strong performers with above system average volumes that had proven store-level management already in place at the time of acquisition. We continue to view these types of acquisitions of core-market restaurants with a proven track record as a very good, lower-risk use of our capital. These types of acquisitions remain a very viable potential use of our excess cash flow in future years.

Results of Operations

        Revenues. Total revenues increased 23.5% to $111.6 million in the second fiscal quarter of 2004 and 21.9% to $230.3 million for the first six months of fiscal year 2004. The increase in revenues, both in the second fiscal quarter and the first six months of fiscal year 2004, primarily relates to strong sales growth for Company-owned restaurants and, to a lesser extent, franchised restaurants.

Revenues
($ in thousands)

	February 29, 2004	February 28, 2003	Increase/ (Decrease)	Percent Increase/ (Decrease)
Three months ended
Revenues:
Company-owned restaurant sales	$94,105	$74,828	$19,277	25.8%
Franchise revenues:
Franchise royalties	15,906	13,733	2,173	15.8
Franchise fees	833	918	(85)	(9.3)
Other	751	873	(122)	(14.0)

Total revenues	$111,595	$90,352	$21,243	23.5%

Six months ended
Revenues:
Company-owned restaurant sales	$193,850	$156,402	$37,448	23.9%
Franchise revenues:
Franchise royalties	33,040	28,693	4,347	15.2
Franchise fees	1,867	1,945	(78)	(4.0)
Other	1,546	1,897	(351)	(18.5)

Total revenues	$230,303	$188,937	$41,366	21.9%

        The following table reflects the growth in Company-owned restaurant sales and changes in comparable restaurant sales for Company-owned restaurants. It also presents information about average unit volumes and the number of Company-owned restaurants, which is useful in analyzing the growth of Company-owned restaurant sales.

Company-Owned Restaurant Sales
($ in thousands)

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Company-owned restaurant sales	$94,105	$74,828	$193,850	$156,402
Percentage increase	25.8%	11.1%	23.9%	12.5%

Restaurants in operation
Total at beginning of period	499	460	497	452
Opened	2	1	4	11
Acquired from (sold to) franchisees	2	(11)	2	(13)
Closed	—	—	—	—

Total at end of period	503	450	503	450

Average sales per restaurant	$188	$165	$388	$346
Percentage increase	13.9%	-1.8%	12.1%	-0.3%

Change in same-store sales - new method (1)	7.4%	-0.2%	6.6%	0.1%

Change in same-store sales - prior method (2)	7.7%	-0.1%	6.6%	0.0%

(1)  Represents percentage change for restaurants open for a minimum of 15 months.
(2)  Represents percentage change for restaurants open since the beginning of fiscal year 2003.

        Company-owned restaurant sales increased $19.3 million in the second fiscal quarter of 2004, of which $12.9 million resulted from the net addition of 43 Company-owned restaurants in the 15 months ending February 29, 2004 ($16.4 million from the addition of 29 newly constructed restaurants and 54 acquired restaurants less $3.5 million from 40 restaurants sold or closed during the same period). Same-store sales increases of 7.4% by restaurants open at least 15 months accounted for $6.4 million of the increase.

        During the first six months of fiscal year 2004, Company-owned restaurant sales increased $37.4 million, which consisted of $26.4 million from the net addition of 51 Company-owned restaurants since the beginning of fiscal year 2003 ($34.7 million from the addition of 39 newly constructed restaurants and 54 acquired restaurants less $8.3 million from 42 restaurants sold or closed during the same period). Same-store sales increases accounted for $11.0 million of the increase.

        During the second quarter of fiscal year 2004, same-store sales at Company-owned restaurants exceeded the same-store sales performance of our franchisees. Furthermore, the increase in average unit volume was even stronger – growing 13.7% during the quarter and 12.3% for the first six months as a result of the May 2003 acquisition of higher volume restaurants in San Antonio as well as continued strong performance from new store openings. This favorable gap between same-store sales and average unit volume should continue at least until we lap the acquisition of the San Antonio restaurants in May 2004.

        The following table reflects the growth in franchise revenues (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of franchised restaurants. While we do not record franchised restaurant sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information
($ in thousands)

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Franchise fees and royalties	$16,739	$14,651	$34,907	$30,638
Percentage increase	14.3%	10.1%	13.9%	8.9%

Effective royalty rate	3.33%	3.19%	3.35%	3.24%

Franchised restaurants in operation
Total at beginning of period	2,244	2,116	2,209	2,081
Opened	30	28	66	64
Acquired from (sold to) company	(2)	11	(2)	13
Closed	(2)	(5)	(3)	(8)

Total at end of period	2,270	2,150	2,270	2,150

Franchised restaurant sales	$476,665	$430,821	$986,086	$885,387
Percentage increase	10.6%	6.7%	11.4%	6.5%

Average sales per franchised restaurant	$211	$203	$439	$420

Change in same-store sales - new method (1)	6.4%	0.4%	6.3%	0.4%

Change in same-store sales - prior method (2)	5.9%	-0.2%	5.7%	-0.3%

(1)  Represents percentage change for restaurants open for a minimum of 15 months.
(2)  Represents percentage change for restaurants open for a minimum of one year.

        Franchise income, which consists of franchise royalties and franchise fees, increased 14.3% to $16.7 million in the second fiscal quarter of 2004 and 13.9% to $34.9 million for the first six months of fiscal year 2004.

        Franchise royalties increased 15.8% to $15.9 million in the second fiscal quarter of 2004, compared to $13.7 million in the second fiscal quarter of 2003. Of the $2.2 million increase, approximately $1.3 million resulted from franchise same-store sales growth of 6.4% in the second fiscal quarter of 2004, combined with an increase in the effective royalty rate to 3.34% during the second fiscal quarter of 2004 compared to 3.19% during the same period in fiscal year 2003. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

        Franchise royalties increased 15.2% to $33.0 million in the first two fiscal quarters of 2004, compared to $28.7 million during the same period of the prior year. Of the $4.3 million increase, approximately $2.4 million resulted from franchise same-store sales growth of 6.3% in the first two fiscal quarters of 2004, combined with an increase in the effective royalty rate to 3.35% during the first two fiscal quarters of 2004 compared to 3.24% during the same period in fiscal year 2003. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

        Franchisees opened 30 new restaurants in the second quarter and 66 new restaurants for the first six months as compared to 28 openings in the second quarter of 2003 and 64 openings in the first six months of fiscal 2003. We believe we are on track for a record 165 to 175 store openings by franchisees this fiscal year. In addition, at February

29, 2004, we had 154 franchise area development agreements as compared to 134 such agreements at February 28, 2003.

        We anticipate that the continued benefit of the ascending royalty rate and new franchise store openings will result in $7.0 to $8.0 million in incremental franchise income in fiscal year 2004. In addition, substantially all new restaurants will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee.

        Operating Expenses. Overall, restaurant cost of operations, as a percentage of Company-owned restaurant sales, increased 0.1% in the second fiscal quarter of 2004 and 0.4% in the first six months of fiscal 2004 compared to the same periods in fiscal year 2003. We began including minority interest in earnings of restaurants as a part of cost of sales in the second fiscal quarter of 2004 since it is directly related to Company-owned restaurant operations.

Operating Margins

	Three months ended		Six months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Cost and expenses:
Company-owned restaurants (1):
Food and packaging	26.0%	26.7%	26.2%	26.3%
Payroll and other employee benefits	31.4	30.6	30.8	30.5
Minority interest in earnings of
restaurants	3.9	2.8	3.8	3.0
Other operating expenses	19.8	20.9	19.8	20.4

Total restaurant cost of operations	81.1%	81.0%	80.6%	80.2%

(1)  As a percentage of Company-owned restaurant sales.

        Food and packaging costs, as a percentage of Company-owned restaurant sales, improved 0.7% for the second quarter of fiscal year 2004 and 0.1% during the first six months of fiscal year 2004 despite upward pressure on most commodity costs. This improvement was largely the result of a favorable shift in product mix away from Popcorn Chicken, which drove sales a year ago but was one of our higher cost items, towards more profitable items, particularly burgers. In addition, we did see some benefit from a small price increase in the fall as well as higher than historical price points on some of our monthly promotions. Looking forward, we continue to experience cost pressure on a number of commodity prices, particularly dairy prices, and some of our planned new product promotions may have somewhat higher than historical food costs. The combination of these factors may not be offset by shifts in product mix or pricing. As a result of these and other unit cost pressures, we expect that increases in food and packaging costs, as a percentage of Company-owned restaurant sales, will increase during the third and fourth fiscal quarters of 2004.

        Labor costs deteriorated, as a percentage of Company-owned restaurant sales, by 0.8% during the second quarter of fiscal year 2004 and 0.3% during the first six months of fiscal year 2004 compared to the same periods in fiscal year 2003. Labor costs increased primarily as a result of the significant payments made under the sales incentive bonus program as well as the costs of additional assistant managers added last spring as breakfast was rolled out to the remaining 50% of the store base. In addition, we had a higher level of store-level staffing during the quarter as opposed to the same quarter a year ago reflecting the results of successful ongoing efforts to reduce turnover at Company-owned restaurants.

        Looking forward, we will be lapping the additional breakfast staffing during the third fiscal quarter of 2004 and we continue to benefit from a flat average wage rate. While we expect to continue making significant payments under our sales incentive bonus, we believe the leverage from strong sales and our seasonally highest volume months should lessen its impact and produce flat to only slightly higher labor costs, as a percentage of Company-owned restaurant sales, on a year-over-year basis.

        Other operating expenses improved, as a percentage of Company-owned restaurant sales, by 1.1% during the second quarter of fiscal year 2004 and 0.6% during the first six months of fiscal year 2004 compared to the same periods in fiscal year 2003. These improvements represent the leverage of higher same-store sales, which offset higher utility costs and additional rent expense related to the acquisition of restaurants in San Antonio, where the selling franchisee retained the real estate. These factors will continue to play a role in future quarters although we do anticipate the benefit of leveraging these expenses as volumes continue to increase. As a result, other operating expenses are projected to continue to decline as a percentage of Company-owned restaurant sales, on a year-over-year basis, going forward but probably less than the magnitude of the second quarter.

        We expect that minority interest will continue to grow both in real dollars and as a percentage of Company-owed restaurant sales in the third and fourth fiscal quarters of 2004. However, we do not expect minority interest to grow at the same rate as the first two quarters of fiscal year 2004 since a sizable portion of the increase was related to the acquisition of franchised restaurants in San Antonio, the anniversary of which we will overlap in May 2004.

        Selling, General and Administrative. Selling, general and administrative expenses decreased, as a percentage of total revenues, to 8.1% in the second fiscal quarter of 2004, compared with 9.3% in the second fiscal quarter of 2003. For the first six months of fiscal year 2004, selling, general and administrative expenses decreased to 7.9% of total revenues compared to 8.8% in the same period of fiscal year 2003. We anticipate that these expenses will continue to decline as a percentage of total revenues as a result of operating at higher unit volumes.

        Depreciation and Amortization. Depreciation and amortization expense increased 16.7% and 14.5% in the second quarter and first six months of fiscal year 2004, respectively, as compared to the same periods in fiscal year 2003. Capital expenditures, excluding acquisitions, were $28.9 million during the first half of fiscal year 2004, in line with planned capital expenditures for fiscal year 2004 of $50 million. We expect depreciation to grow by approximately 12% for the current fiscal year.

        Provision for Impairment of Long-lived Assets. During the second fiscal quarter of 2004, one restaurant became impaired under the guidelines of FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.7 million was recorded for the restaurant#146;s carrying cost in excess of its estimated fair value. No restaurants became impaired under the guidelines of FAS 144 during the first fiscal quarter of 2004 or the first two fiscal quarters of 2003. We continue to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Interest and Taxes. Net interest expense remained relatively flat in the second fiscal quarter and first six months of 2004 as compared to the second fiscal quarter of 2003. This is partially due to a continued favorable interest rate environment and the refinancing of $20 million in senior notes that occurred in April of last year. Our ability to generate strong free cash flow (which we define as net income plus depreciation and amortization less capital expenditures, other than franchise acquisitions and share repurchases) during the second fiscal quarter of 2004 enabled us to repay amounts borrowed under the line of credit to finance the San Antonio acquisition and reduce long-term debt to levels comparable with the second fiscal quarter of 2003. Going forward, we expect our strong cash flow to result in a decrease in interest expense in future quarters assuming interest rates remain at or near their historically low levels.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the second quarter and first half of fiscal year 2004, consistent with the same period in fiscal year 2003.

Financial Position

        During the first half of fiscal year 2004, current assets remained relatively flat at $37.5 million as compared to the prior fiscal year end as cash paid out to satisfy current liabilities, capital expenditures and to repay debt was offset by strong cash flow from operating activities. Net property and equipment increased by 6.0% as a result of capital expenditures and the addition of the capital lease for our new corporate office facilities, which combined with the reduction in current assets to produce a 3.9% increase in total assets during the same period.

        Total current liabilities decreased $9.3 million or 23.0% during the first half of fiscal year 2004 primarily as a result of the payment of income and other taxes and year-end management bonuses. The increase in capital lease obligations of $7.2 million, which primarily relates to the lease obligation on the new headquarters building, was more than offset by the net repayment of long-term debt in the amount of $8.0 million. Overall, total liabilities decreased $9.8 million or 4.4% as a result of the items discussed above.

        Shareholder’s equity increased $28.8 million or 10.9% during the first half of fiscal year 2004 primarily resulting from earnings during the period of $22.6 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of the second fiscal quarter of 2004, our debt-to-total capital ratio stood at 36.2%, down from 39.5% at the end of fiscal year 2003. For the twelve months ended February 29, 2004, return on average stockholder’s equity was 21.7% and return on average assets was 12.3%.

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $9.4 million or 42.3% to $31.4 million in the first six months of fiscal year 2004 as compared to $22.1 million in the same period of fiscal year 2003, primarily as a result of an increase in operating profit before depreciation and amortization. We also anticipate continuing to generate increasing positive free cash flow going forward. This year we expect our free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, to exceed $40 million.

        As we announced in August 2003, our Board of Directors approved an increase in our share repurchase authorization to $50.0 million and extended the program to December 31, 2004. We did not repurchase any shares under the share repurchase program during the second fiscal quarter of 2004. As of February 29, 2004, we had approximately $50.0 million available under the program.

        We opened two newly constructed Company-owned restaurants and acquired two franchised restaurants during the second fiscal quarter of 2004. We funded total capital additions for the second fiscal quarter of 2004 of $30.3 million, which included the cost of newly opened restaurants, new equipment for existing restaurants, restaurants under construction, the acquisition of franchised restaurants, and other capital expenditures, from cash generated by operating activities. During the six months ended February 29, 2004, we purchased the real estate for three of the six newly constructed and acquired restaurants.

        We plan capital expenditures of approximately $50.0 million in fiscal year 2004, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, enhancements to existing financial and operating information systems, and tenant improvements for our new corporate office. We expect to fund these capital expenditures through borrowings under our existing unsecured revolving credit facility and cash flow from operations.

        We entered into an agreement with certain franchisees during fiscal year 2003, which provides them with the option to sell 50 restaurants to us anytime during the period commencing January 1, 2004 and ending June 30, 2005. We estimate that the cost of the acquisition, if it were to occur, would be in the range of $31 to $37 million and anticipate that the acquisition would be funded through operating cash flows and borrowings under our existing line of credit.

        We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. As of February 29, 2004, our outstanding borrowings under the line of credit were $71.3 million, at an effective borrowing rate of 2.5%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of February 29, 2004, was $53.0 million. We plan to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2003 for additional information regarding our long-term debt.

        As of February 29, 2004, our total cash balance of $11.5 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

Impact of Inflation

        Though increases in labor, food or other operating costs could adversely affect our operations, we do not believe that inflation has had a material effect on income during the past several years.

Seasonality

        We do not expect seasonality to affect our operations in a materially adverse manner. Our results during the second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Company-owned and franchised restaurants.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q and in the Company’s Form 10-K for the fiscal year ended August 31, 2003 contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on our financial statements. We evaluate our assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

         Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable. Our restaurant philosophy stresses an ownership relationship with supervisors and restaurant managers. Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. We evaluate whether the partner notes are collectible and make estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners. If an individual restaurant’s performance declines, the probability of default by the partners is increased. Supervisors and managers are not employees of Sonic or of the restaurant in which they have an ownership interest.

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

        The net book value of a minority interest acquired by the Company in a Company-owned restaurant is recorded as an investment in partnership, which results in a reduction in the minority interest liability on the Consolidated Balance Sheet. If the purchase price exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value results in a decrease in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill and investment, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in majority-owned restaurants is not amortized but is tested annually for impairment under the provisions of FAS 142.

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

        Advertising. Under our license agreements, each restaurant, either Company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

        As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in our consolidated financial statements. However, all advertising contributions by Company-owned restaurants are recorded as an expense in the Company’s financial statements.

        Revenue Recognition Related to Franchise Fees and Royalties. Initial franchise fees are nonrefundable and are recognized in income when we have substantially performed or satisfied all material services or conditions relating to the sale of the franchise. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a franchised restaurant or upon termination of the agreement between Sonic and the franchisee.

        Our franchisees are required under the provisions of the license agreements to pay Sonic royalties each month based on a percentage of actual net royalty sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, we accrue royalty revenue in the month earned based on estimates of franchise store sales. These estimates are based on actual sales at Company-owned restaurants and projections of average unit volume growth at franchised restaurants.

        Income Taxes. We provide for income taxes based on our estimate of federal and state tax liability. In making this estimate, we consider the impact of legislative and judicial developments. As these developments evolve, we will update our estimate, which could result in an adjustment to the tax rate.

Forward-looking Statements

        This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended February 29, 2004.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended February 29, 2004, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 21, 2004, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Clifford Hudson, Federico F. Peña and Robert M. Rosenberg as directors for three-year terms expiring at the annual meeting to be held in 2007. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
J. Clifford Hudson	33,954,500	2,798,361
Federico F. Peña	36,420,494	332,367
Robert M. Rosenberg	36,383,820	369,041

        Other directors of the Company whose terms continued after the meeting are Margaret M. Blair, Leonard Lieberman, Frank E. Richardson, Pattye L. Moore, H.E. “Gene” Rainbolt and E. Dean Werries.

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

         Form 8-K Reports.

The Company filed a report on Form 8-K on January 5, 2004, reporting its press release announcing results for the Company’s first fiscal quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: April 13, 2004

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350