Form 10-Q
period 2004-05-31
SONIC CORP
filed 2004-07-15
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2004

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
Yes X . No     .

        As of May 31, 2004, the Registrant had 59,591,971 shares of common stock issued and outstanding (excluding 14,959,145 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) May 31, 2004	August 31, 2003
Current assets:
Cash and cash equivalents	$3,938	$13,210
Accounts and notes receivable, net	19,010	16,990
Other current assets	6,882	7,112

Total current assets	29,830	37,312

Property, equipment and capital leases	493,950	467,477
Less accumulated depreciation and amortization	(132,991)	(121,926)

Property, equipment and capital leases, net	360,959	345,551

Goodwill, net	76,261	77,551
Trademarks, trade names and other intangible assets, net	6,461	6,481
Investment in deferred financing leases and noncurrent portion of
notes receivable	15,951	16,473
Other assets, net	2,341	2,751

Intangibles and other assets, net	101,014	103,256

Total assets	$491,803	$486,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,196	$6,939
Deposits from franchisees	2,353	2,060
Accrued liabilities	20,013	22,142
Income taxes payable	4,414	7,472
Obligations under capital leases and long-term debt
due within one year	1,921	1,574

Total current liabilities	36,897	40,187

Obligations under capital leases due after one year	32,426	26,437
Long-term debt due after one year	91,809	139,505
Other noncurrent liabilities	15,091	14,592

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares
authorized; 74,551,116 shares issued (73,770,840 shares
issued at August 31, 2003)	745	738
Paid-in capital	104,091	95,300
Retained earnings	330,078	288,387

	434,914	384,425
Treasury stock, at cost; 14,959,145 common shares (14,945,898
shares at August 31, 2003)	(119,334)	(119,027)

Total stockholders' equity	315,580	265,398

Total liabilities and stockholders' equity	$491,803	$486,119

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended May 31,		(Unaudited) Nine months ended May 31,
	2004	2003	2004	2003
Revenues:
Company-owned restaurant sales	$121,630	$102,214	$315,480	$258,616
Franchised restaurants:
Franchise royalties	21,142	18,582	54,182	47,275
Franchise fees	1,370	1,062	3,237	3,007
Other	1,800	747	3,346	2,644

	145,942	122,605	376,245	311,542
Cost and expenses:
Company-owned restaurants:
Food and packaging	32,017	25,963	82,726	67,112
Payroll and other employee benefits	35,961	29,709	95,684	77,431
Minority interest in earnings of restaurants	6,195	5,251	13,609	9,943
Other operating expenses	21,550	17,664	59,876	49,602

	95,723	78,587	251,895	204,088

Selling, general and administrative	9,914	9,483	28,118	26,123
Depreciation and amortization	8,285	7,330	24,273	21,297
Provision for impairment of long-lived assets	–	–	675	–

	113,922	95,400	304,961	251,508

Income from operations	32,020	27,205	71,284	60,034

Interest expense	1,914	1,770	5,824	5,474
Interest income	(328)	(329)	(980)	(874)

Net interest expense	1,586	1,441	4,844	4,600

Income before income taxes	30,434	25,764	66,440	55,434
Provision for income taxes	11,337	9,597	24,749	20,649

Net income	$19,097	$16,167	$41,691	$34,785

Net income per share - basic	$.32	$.28	$.70	$.60

Net income per share - diluted	$.31	$.27	$.68	$.57

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Nine months ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$41,691	$34,785
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	24,273	21,297
Other	3,406	749
Increase in operating assets	(1,247)	(489)
Increase (decrease) in operating liabilities	(941)	1,372

Total adjustments	25,491	22,929

Net cash provided by operating activities	67,182	57,714

Cash flows from investing activities:
Purchases of property and equipment	(42,677)	(39,533)
Acquisition of businesses, net of cash received	(1,398)	(32,994)
Proceeds from dispositions of assets	11,023	3,298
Other	1,159	273

Net cash used in investing activities	(31,893)	(68,956)

Cash flows from financing activities:
Payments on long-term debt	(113,789)	(111,586)
Proceeds from long-term borrowings	66,070	153,158
Purchases of treasury stock	–	(34,348)
Proceeds from exercise of stock options	4,466	4,863
Other	(1,308)	(765)

Net cash provided by (used in) financing activities	(44,561)	11,322

Net increase (decrease) in cash and cash equivalents	(9,272)	80
Cash and cash equivalents at beginning of period	13,210	8,951

Cash and cash equivalents at end of period	$3,938	$9,031

Supplemental Cash Flow Information:
Cash paid during the period for:
Payment of obligation to acquire treasury stock accrued in fiscal 2002	$–	$8,729
Additions to capital lease obligations	9,323	15,806
Accounts and notes receivable and decrease in capital lease obligations from
property and equipment sales	421	4,902
Stock options exercised by stock swap	304	904

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2003. The results of operations for the nine months ended May 31, 2004, are not necessarily indicative of the results to be expected for the full year ending August 31, 2004.

Note 2

        Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2004 presentation.

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Numerator:
Net income	$19,097	$16,167	$41,691	$34,785
Denominator:
Weighted average shares outstanding - basic	59,512	58,250	59,219	58,369
Effect of dilutive employee stock options	2,320	2,546	2,353	2,530

Weighted average shares - diluted	61,832	60,796	61,572	60,899

Net income per share - basic	$.32	$.28	$.70	$.60

Net income per share - diluted	$.31	$.27	$.68	$.57

Note 4

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of May 31, 2004, the total amount guaranteed under the GEC agreement was $4.6 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Company-owned stores that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2004, the amount remaining under the guaranteed lease obligations totaled $1.6 million.

        The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of May 31, 2004.

Note 5

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Previously, entities were generally consolidated by an enterprise when a controlling financial interest through ownership of a majority voting interest in the entity was obtained. In December 2003, the FASB published a revision to FIN 46 (“FIN46R”) to make certain technical corrections and address certain implementation issues that had arisen. In addition, FIN 46R added several new scope limitations, including one which provides that companies are not required to apply the Interpretation to an entity that meets the criteria to be considered a “business,” as defined in the Interpretation, unless certain conditions exist.

        In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

        FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        We have performed a review of the franchisees and other entities with which we conduct business to identify ownership, contractual or other financial interests and determine if any of these entities require further evaluation as potential VIE’s. Based on our review and analysis, we have determined that each of these entities either meet the criteria to be considered a “business,” and therefore will not be subject to the Interpretation due to the “business scope” exception or would not be considered a significant variable interest.

        In performing our review, we specifically addressed four conditions, which if met, might preclude a franchisee from being considered a “business.” These conditions are (1) whether Sonic or its related parties participated significantly in the design or redesign of the entity, (2) whether the franchise entities were designed so that substantially all of their activities either involve or are conducted on behalf of Sonic, (3) whether Sonic and its related parties provide more than half of the equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of the fair values of the interests in the franchisees, and (4) whether the activities of the franchise entities are primarily related to securitizations, other forms of asset-backed financing, or single-lessee leasing arrangements. We concluded that Sonic does not meet conditions one, two or four in any case and does not meet the third condition in most cases. However, there are a few instances where Sonic does provide more than half of the subordinated financial support to franchise entities, primarily in the form of loans. In these instances, Sonic is not required to determine if the franchise entities are VIE’s since the interests in those entities would not be significant variable interests, as discussed in paragraph 6 of FIN 46R.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Net income, as reported	$19,097	$16,167	$41,691	$34,785
Less stock-based compensation expense using
the fair value method, net of related tax effects	(1,282)	(1,084)	(3,532)	(3,399)

Pro forma net income	17,815	15,083	38,159	31,386

Net income per share:
Basic:
As reported	$.32	$.28	$.70	$.60

Pro forma	$.30	$.26	$.64	$.54

Diluted:
As reported	$.31	$.27	$.68	$.57

Pro forma	$.29	$.25	$.62	$.52

Note 7

        The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 8

        On April 30, 2004, the Company’s Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable May 21, 2004 to stockholders of record on May 10, 2004.  A total of 24,845,132 shares of common stock were issued in connection with the split.  All references in the accompanying condensed consolidated financial statements to numbers of shares outstanding and per share amounts have been restated to reflect the split.

Note 9

        From time to time, the Company purchases existing franchise restaurants with proven track records principally located in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth. Effective July 1, 2004, the Company acquired 22 existing restaurants located in the Denver and Colorado Springs, Colorado markets from its franchisees. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $13.6 million consisted of equipment ($2.4 million), the drive-ins’ operating assets ($0.1 million) and goodwill and other intangibles ($11.1 million). The purchase price was determined based on the earnings of the restaurants for calendar year 2003. The Company also entered into long-term lease agreements on each of the acquired restaurants, which have future minimum rental payments aggregating $1.5 million annually. The results of operations of these restaurants will be included with that of the Company’s commencing July 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States and also has a small number of franchised restaurants in Mexico. As of May 31, 2004, the Sonic system was comprised of 2,826 restaurants, of which 508 were Company-owned and 2,318 were franchised restaurants. Sonic restaurants feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Company-owned restaurant sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate. In addition, we also own and receive income from a minority interest in a few franchised restaurants.

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

        Overview of Business Performance. Our strong business performance continued during our third fiscal quarter ended in May. Net income increased 18.1% and earnings per share increased 14.8% to $0.31 per diluted share. For the first nine months of our fiscal year, net income increased 19.9% and diluted earnings per share rose 19.3%. We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;
•	Increased franchising income stemming from our unique ascending royalty rate;
•	Expansion of the Sonic brand through new unit growth particularly by franchisees;
•	Operating leverage at both the restaurant level and the corporate level; and
•	The use of excess operating cash flow for franchise acquisitions and share repurchases.

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

System-Wide Performance
($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Percentage increase in sales	10.9%	7.7%	12.2%	7.3%

System-wide restaurants in operation:
Total at beginning of period	2,773	2,600	2,706	2,533
Opened	53	51	123	126
Closed (net of re-openings)	–	(4)	(3)	(12)

Total at end of period	2,826	2,647	2,826	2,647

Core markets	2,028	1,929	2,028	1,929
Developing markets	798	718	798	718

All markets	2,826	2,647	2,826	2,647

Average sales per restaurant:
Core markets	$271	$261	$721	$686
Developing markets	233	219	606	567
All markets	260	250	690	654

Change in same-store sales - new method (1):
Core markets	4.3%	0.7%	5.6%	0.8%
Developing markets	5.2	0.6	5.7	-1.0
All markets	4.5	0.7	5.6	0.5

Change in same-store sales - prior method (2):
Core markets	4.3%	1.3%	5.5%	1.4%
Developing markets	4.1	-2.9	3.8	-5.1
All markets	4.3	0.3	5.2	-0.1

(1)  Represents percentage change for restaurants open for a minimum of 15 months.
(2)  Represents percentage change for restaurants open for a minimum of 12 months.

        System-wide same-store sales increased 4.5% during the third quarter of fiscal year 2004 and 5.6% during the first nine months of the fiscal year, primarily as a result of traffic growth (the number of transactions) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening). We believe this strong sales performance was not only the result of generally more favorable industry and consumer conditions but was also a consequence of our specific sales driving initiatives including:

•	Growth in brand awareness through increased media spending and greater use of network cable advertising;
•	Strong promotions and new product news focused on quality and expanded choice for our customers; and
•	Continued growth of our business in non-traditional day parts including the morning day part, which increased significantly during the quarter as a percentage of sales.

        During fiscal year 2004, our total system-wide media expenditures will be in excess of $110 million as compared to $100 million in fiscal year 2003, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund, which is largely used for network cable television advertising, and anticipate growing this area of our advertising from just under $20 million last year to over $30 million in fiscal year 2004. We believe this will provide several benefits including the ability to target more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cableadvertising also allows us to bring additional depth to our marketing by expanding our media messages beyond our monthly promotions.

        We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the last quarter, our new product offerings included a Smoky Supersonic Cheeseburger, a Grilled Chicken Wrap with the option of a carb-friendly tortilla, a Little Cheese Sandwich with the option of a carb-friendly bun, Diet Cherry Limeade, and a frozen PowerAde Slush. We will continue to have new product news in the coming months spanning the entire breadth of our product line and all designed to meet customer’s evolving taste preferences including the growing desire for fresh, quality product offerings and more healthy alternatives.

        We continue to be pleased with our progress towards penetrating the morning day part through our breakfast program, which began in the summer of 2000. We expanded the program, which features unique breakfast items as well as our entire menu all day long, to the remaining 50% of our restaurants during the spring of 2003. As a result, sales during the morning day part have grown to over 10% of total sales. Our experience to this point continues to lead us to believe that breakfast is a gradual build requiring two to three years to achieve a desired level. We also continue to view breakfast as instrumental in helping us grow our average unit volumes from approximately $900 thousand to well over $1.0 million, more in the range of our larger competitors.

        In addition to growth during the morning day part, we also experienced sales increases in every other day part during the third quarter, including dinner and evening business. These day parts were the weakest during the last fiscal year as a result of both a disproportionate impact of weaker economic and industry conditions as well as a conscious shift in media dollars to support the breakfast day part. This summer we are bringing back our Sonic Nights program which features an “Open ‘Til Midnight” message supported by national cable advertising as well as an emphasis on our frozen favorites and new products such as the S’Mores Blast and Junior Banana Split. We have had success in driving evening business with this program in the past but we took a hiatus a year ago because of the large number of drive-ins just beginning breakfast.

        One of the more positive developments over the last several months has been the performance of developing markets. System-wide same-store sales in developing markets have outpaced same-store sales in core markets increasing 5.2% during the third quarter and 5.7% for the first nine months. We believe that this was due to increased spending on national cable, which seems to have benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 28% of the store base, saw a 6.9% increase during the first nine months reversing the downward trend of the last year and slightly ahead of what we saw in core markets. The improved sales environment also helped offset the impact of higher commodity prices and produce strong growth in average unit profitability during the first nine months of the year which translated into higher earnings for our franchisees and Company-store partners.

        New restaurant openings by franchisees continued at a healthy pace and were accompanied by ongoing improvement in our franchise development pipeline, which we believe has a direct correlation to the growth in average unit profitability. The combination of increased new store openings by franchisees and strong same-store sales performance translated into higher franchising income for the quarter and first nine months which was a large factor in our earnings growth since this incremental income has relatively lower associated cost. We also continued to benefit from other positive aspects of our “multi-layered” financial model including leverage on the bottom part of our income statement and positive operating cash flow.

        At our Company-owned restaurants, we have put in place long-term initiatives designed to help us close the $100,000 plus sales gap in average unit volumes between Company-owned restaurants and franchised restaurants. To a large degree, this effort is modeled on the best practices of our top-volume Company-owned and franchised restaurants. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. Initial results from these efforts are encouraging, as same-store sales growth at Company-owned restaurants has exceeded same-store sales at franchised restaurants during each of the last two quarters.

        During the first quarter, we put into place a new sales-based incentive program for restaurant level management that was very well received by our operators, and because our sales were so strong, we made significant payments to our partners from this program during the first nine months of the year. Additionally, our partners saw a strong increase in their profit distributions as they translated those additional sales into significantly higher operating profit per store versus a year ago.

        Over the past several years, we have completed the acquisition of several franchised restaurants in various markets including the May 2003 acquisition of 51 restaurants located in the San Antonio, Texas market. The restaurants added in the San Antonio acquisition added to revenues and earnings during the first nine months of the year and have proven to be strong performers. As we previously announced, we also acquired 22 franchised restaurants located in the Denver and Colorado Springs, Colorado markets on July 1, 2004. This acquisition is similar to our previous transactions and features higher volume resturants with strong restaurant-level management already in place. As was the case in our previous large acquisitions in Tulsa, Wichita, and San Antonio, the selling franchisee retains a significant restaurant base and is growing with us in other areas. We continue to view these types of acquisitions of core-market restaurants with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

Results of Operations

        Revenues. Total revenues increased 19.0% to $145.9 million in the third fiscal quarter of 2004 and 20.8% to $376.2 million for the first nine months of fiscal year 2004. The increase in revenues, both in the third fiscal quarter and the first nine months of fiscal year 2004, primarily relates to strong sales growth for Company-owned restaurants and, to a lesser extent, franchised restaurants.

Revenues
($ in thousands)

	May 31, 2004	May 31, 2003	Increase/ (Decrease)	Percent Increase/ (Decrease)
Three months ended
Revenues:
Company-owned restaurant sales	$121,630	$102,214	$19,416	19.0%
Franchise revenues:
Franchise royalties	21,142	18,582	2,560	13.8
Franchise fees	1,370	1,062	308	29.0
Other	1,800	747	1,053	141.0

Total revenues	$145,942	$122,605	$23,337	19.0%

Nine months ended
Revenues:
Company-owned restaurant sales	$315,480	$258,616	$56,864	22.0%
Franchise revenues:
Franchise royalties	54,182	47,275	6,907	14.6
Franchise fees	3,237	3,007	230	7.6
Other	3,346	2,644	702	26.6

Total revenues	$376,245	$311,542	$64,703	20.8%

        The following table reflects the growth in Company-owned restaurant sales and changes in comparable restaurant sales for Company-owned restaurants. It also presents information about average unit volumes and the number of Company-owned restaurants, which is useful in analyzing the growth of Company-owned restaurant sales.

Company-Owned Restaurant Sales
($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Company-owned restaurant sales	$121,630	$102,214	$315,480	$258,616
Percentage increase	19.0%	10.8%	22.0%	11.8%

Restaurants in operation:
Total at beginning of period	503	450	497	452
Opened	8	16	12	27
Acquired from (sold to) franchisees	(3)	25	(1)	12
Closed	–	(1)	–	(1)

Total at end of period	508	490	508	490

Average sales per restaurant	$239	$221	$628	$567
Percentage increase	8.3%	2.1%	10.6%	0.3%

Change in same-store sales - new method (1)	6.6%	0.6%	6.6%	0.3%

Change in same-store sales - prior method (2)	6.5%	0.6%	6.5%	0.4%

(1)  Represents percentage change for restaurants open for a minimum of 15 months.
(2)  Represents percentage change for restaurants open since the beginning of fiscal year 2003.

        Company-owned restaurant sales increased $19.4 million in the third fiscal quarter of 2004, of which $12.5 million resulted from the net addition of 51 Company-owned restaurants in the 15 months ending May 31, 2004 ($15.4 million from the addition of newly constructed and acquired restaurants less $2.9 million from restaurants sold or closed during the same period). Same-store sales increases of 6.6% by restaurants open at least 15 months accounted for $6.9 million of the increase.

        During the first nine months of fiscal year 2004, Company-owned restaurant sales increased $56.9 million, of which $39.1 million resulted from the net addition of 49 Company-owned restaurants since the beginning of fiscal year 2003 ($50.2 million from the addition of newly constructed and acquired restaurants less $11.1 million from restaurants sold or closed during the same period). Same-store sales increases accounted for $17.8 million of the increase.

        During the third quarter of fiscal year 2004, same-store sales at Company-owned restaurants exceeded the same-store sales performance of our franchisees. Furthermore, the increase in average unit volume was even stronger – growing 8.3% during the quarter and 10.6% for the first nine months as a result of the May 2003 acquisition of higher volume restaurants in San Antonio as well as continued strong performance from new store openings.

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

Franchise Information
($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Franchise fees and royalties (1)	$22,512	$19,644	$57,419	$50,282
Percentage increase	14.6%	10.7%	14.2%	9.6%

Franchised restaurants in operation:
Total at beginning of period	2,270	2,150	2,209	2,081
Opened	45	35	111	99
Acquired from (sold to) company	3	(25)	1	(12)
Closed	–	(3)	(3)	(11)

Total at end of period	2,318	2,157	2,318	2,157

Franchised restaurant sales	$600,391	$548,774	$1,572,453	$1,423,473
Percentage increase	9.4%	7.1%	10.5%	6.6%

Effective royalty rate	3.52%	3.39%	3.45%	3.32%

Average sales per franchised restaurant	$265	$256	$704	$672

Change in same-store sales - new method (2)	4.0%	0.7%	5.4%	0.5%

Change in same-store sales - prior method (3)	3.8%	0.2%	4.9%	-0.2%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2) Represents percentage change for restaurants open for a minimum of 15 months.
(3) Represents percentage change for restaurants open for a minimum of one year.

        Franchise income, which consists of franchise royalties and franchise fees, increased 14.6% to $22.5 million in the third fiscal quarter of 2004 and 14.2% to $57.4 million for the first nine months of fiscal year 2004.

        Franchise royalties increased 13.8% to $21.1 million in the third fiscal quarter of 2004, compared to $18.6 million in the third fiscal quarter of 2003. Of the $2.5 million increase, approximately $1.4 million resulted from franchise same-store sales growth of 4.0% in the third fiscal quarter of 2004, combined with an increase in the effective royalty rate to 3.52% during the third fiscal quarter of 2004 compared to 3.39% during the same period in fiscal year 2003. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

        Franchise royalties increased 14.6% to $54.2 million in the first three fiscal quarters of 2004, compared to $47.3 million during the same period of the prior year. Of the $6.9 million increase, approximately $3.6 million was primarily attributable to franchise same-store sales growth of 5.4% in the first nine months of fiscal year 2004, combined with an increase in the effective royalty rate to 3.45% during the same period, compared to 3.32% during the first nine months of fiscal year 2003. The balance of the increase resulted from growth in the number of franchise units over the prior period.

        Franchisees opened 45 new restaurants in the third quarter and 111 new restaurants for the first nine months as compared to 35 openings in the third quarter of 2003 and 99 openings in the first nine months of fiscal 2003. We believe we are on track for a record 170 to 175 store openings by franchisees this fiscal year. In addition, at May 31, 2004, we had 156 franchise area development agreements compared to 147 such agreements at May 31, 2003.

        We anticipate that the continued benefit of the ascending royalty rate and new franchise store openings will result in approximately $10.0 million in incremental franchise income in fiscal year 2004. In addition, substantially all new restaurants will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee.

        Other revenues increased by $1.1 million during the third fiscal quarter of 2004 and $0.7 million during the first nine months of 2004 primarily as a result of gains recorded on the sale to franchisees of real estate underlying previously sold restaurants. Looking forward, we expect other revenues to be in the range of $0.9 to $1.0 million during the fourth fiscal quarter of 2004.

        Operating Expenses. Overall, restaurant cost of operations, as a percentage of Company-owned restaurant sales, increased 1.9% in the third fiscal quarter of 2004 and 0.9% in the first nine months of fiscal 2004 compared to the same periods in fiscal year 2003. We began including minority interest in earnings of restaurants as a part of cost of sales in the third fiscal quarter of 2004 since it is directly related to Company-owned restaurant operations.

Operating Margins

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Cost and expenses (1):
Company-owned restaurants:
Food and packaging	26.3%	25.4%	26.2%	26.0%
Payroll and other employee benefits	29.6	29.0	30.3	29.9
Minority interest in earnings of restaurants	5.1	5.1	4.3	3.8
Other operating expenses	17.7	17.3	19.0	19.2

Total restaurant cost of operations	78.7%	76.8%	79.8%	78.9%

(1) As a percentage of Company-owned restaurant sales.

        Food and packaging costs deteriorated, as a percentage of Company-owned restaurant sales, 0.9% for the third quarter of fiscal year 2004 and 0.2% during the first nine months of fiscal year 2004 as a result of upward pressure on most commodity costs, particularly dairy costs, in the third quarter. The pressure on commodity prices is expected to continue for the next several quarters and as a result we expect our food and packaging costs, as a percentage of sales, will continue to be higher on a year-over-year basis. However, the impact may be partially mitigated by an increase in menu prices at Company-owned restaurants implemented during May and June in association with the rollout of new graphically enhanced and easier-to-read menus.

        Labor costs deteriorated, as a percentage of Company-owned restaurant sales, by 0.6% during the third quarter of fiscal year 2004 and 0.4% during the first nine months of fiscal year 2004 compared to the same periods in fiscal year 2003. This increase was primarily a result of the significant payments made under the sales incentive bonus program as well as well as higher staffing levels during the third quarter compared to the same quarter last year reflecting successful ongoing efforts to reduce turnover at Company-owned restaurants.

        Looking forward, we will continue to benefit from a relatively flat average wage rate and we do expect to continue making significant payments under our sales incentive program, but the leverage from higher sales during our seasonally highest volume months should lessen its impact and produce only slightly higher labor costs, as a percentage of sales, on a year-over-year basis in the fourth quarter. We will lap the beginning of the sales incentive bonus program beginning in September, so the opportunity to leverage labor costs, as a percentage of sales, during the next fiscal year is more favorable.

        Minority interest, which reflects distributions to our store-level partners through our partnership program, increased by almost $1.0 million during the third fiscal quarter of 2004 and by $3.7 million for the first nine months of 2004 reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in our overall success and we are pleased that profit distributions to our partners increased both during the quarter and for the first nine months of the fiscal year. Since we expect our average store level profits to continue to grow in the fourth quarter, we would likewise expect minority interest to increase both in real terms and as a percentage of sales during the period.

        Other operating expenses deteriorated, as a percentage of Company-owned restaurant sales, by 0.4% during the third quarter of fiscal year 2004 but improved 0.2% during the first nine months of fiscal year 2004 compared to the same periods in fiscal year 2003. The increase in the third fiscal quarter of 2004 was comprised of several factors including higher marketing expenditures, higher utilities, higher credit card charges resulting from an increase in credit card usage by customers, and a fairly sharp increase in repair and maintenance expense as we readied the drive-ins with additional landscaping and supplies in preparation for the strong summer sales months. We anticipate that the benefit of operating at higher unit volumes will lead to an improvement in other operating expenses, as a percentage of sales, in the fourth quarter much as it has for the first nine months of the year.

        Selling, General and Administrative. Selling, general and administrative expenses decreased, as a percentage of total revenues, to 6.8% in the third fiscal quarter of 2004, compared with 7.7% in the third fiscal quarter of 2003. For the first nine months of fiscal year 2004, selling, general and administrative expenses decreased to 7.5% of total revenues compared to 8.4% in the same period of fiscal year 2003. The operating leverage evidenced by the decline in these expenses, as a percentage of revenues, is expected to continue in future periods. We anticipate total selling, general, and administrative expenses will grow at a 6% to 8% rate for the year as compared to the prior year.

        Depreciation and Amortization. Depreciation and amortization expense increased 13.0% and 14.0% in the third quarter and first nine months of fiscal year 2004, respectively, as compared to the same periods in fiscal year 2003. Capital expenditures, excluding acquisitions, were $42.7 million during the first nine months of fiscal year 2004, in line with planned capital expenditures for fiscal year 2004 of approximately $55 million. We expect depreciation to grow by approximately 12% for the current fiscal year.

        Provision for Impairment of Long-lived Assets. During the second fiscal quarter of 2004, one restaurant became impaired under the guidelines of FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.7 million was recorded for the restaurant’s carrying cost in excess of its estimated fair value. No restaurants became impaired under the guidelines of FAS 144 during the third fiscal quarter of 2004 or the first three fiscal quarters of 2003. We continue to perform quarterly analyses of certain underperforming restaurants. It is reasonably possible that the estimate of future cash flows associated with these restaurants may change in the near future resulting in the need to write-down assets associated with one or more of these restaurants to fair value.

        Interest and Taxes. Net interest expense increased 10.1% and 5.3% in the third fiscal quarter and first nine months of 2004, respectively, as compared to the same periods in fiscal year 2003. While interest expense increased as a result of the capital lease associated with our new office space, a continued favorable interest rate environment, the refinancing of $20 million in senior notes that occurred in April of last year and reduced borrowing levels largely offset the increase. Our ability to generate strong free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, excluding franchise acquisitions, has enabled us to reduce long-term debt to our lowest level since the first quarter of fiscal year 2001. Going forward, we expect our strong cash flow to mitigate the additional interest expense associated with the capital lease on our new office space and incremental borrowings to finance the Colorado acquisition, resulting in a decrease in interest expense in future quarters, assuming interest rates remain at or near their historically low levels.

        Provision for income taxes reflects an effective federal and state tax rate of 37.25% for the third quarter and first nine months of fiscal year 2004, consistent with the same periods in fiscal year 2003.

Financial Position

        During the first nine months of fiscal year 2004, current assets decreased 20.1% to $29.8 million compared to $37.3 million as of the prior fiscal year end as excess cash was used to satisfy current liabilities and repay long-term debt. Net property and equipment increased by 4.5% as a result of capital expenditures and the addition of the capital lease for our new corporate office facilities, which combined with the reduction in current assets to produce a 1.1% increase in total assets to $491.8 million during the same period.

        Total current liabilities decreased $3.3 million or 8.2% during the first nine months of fiscal year 2004 primarily as a result of the payment of income and other taxes and year-end management bonuses. The net increase in capital lease obligations of $6.4 million, which primarily relates to the lease obligation on the new headquarters building, was more than offset by the net repayment of long-term debt in the amount of $47.7 million. Overall, total liabilities decreased $44.5 million or 20.2% as a result of the items discussed above.

        Shareholder’s equity increased $50.2 million or 18.9% during the first nine months of fiscal year 2004 primarily resulting from earnings during the period of $41.7 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of the third fiscal quarter of 2004, our debt-to-total capital ratio stood at 28.6%, down from 39.5% at the end of fiscal year 2003. For the twelve months ended May 31, 2004, return on average stockholder’s equity was 21.1% and return on average assets was 12.3%.

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $9.5 million or 16.5% to $67.2 million in the first nine months of fiscal year 2004 as compared to $57.7 million in the same period of fiscal year 2003, primarily as a result of an increase in operating profit before depreciation and amortization. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of franchise restaurants, and repayment of debt. This year we expect free cash flow to exceed $40 million.

        As we announced in August 2003, our Board of Directors approved an increase in our share repurchase authorization and extended the program to December 31, 2004. We did not repurchase any shares under the share repurchase program during the third fiscal quarter of 2004. As of May 31, 2004, we had approximately $50.0 million available under the program.

        We opened eight newly constructed Company-owned restaurants and sold three restaurants during the third fiscal quarter of 2004. During the first three quarters of this fiscal year, we used cash generated by operating activities to fund capital additions totaling $44.1 million, which included the cost of newly opened restaurants, new equipment for existing restaurants, restaurants under construction, the acquisition of franchised restaurants, and other capital expenditures. During the nine months ended May 31, 2004, we purchased the real estate for nine of the 14 newly constructed and acquired restaurants. We also sold real estate for cash in the amount of $8.8 million relating to restaurants previously sold to franchisees.

        We plan capital expenditures of approximately $55.0 million in fiscal year 2004, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Company-owned restaurants, stall additions, relocations of older restaurants, store equipment upgrades, enhancements to existing financial and operating information systems, and tenant improvements for our new corporate office. We expect to fund these capital expenditures through borrowings under our existing unsecured revolving credit facility and cash flow from operations.

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

        We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. As of May 31, 2004, our outstanding borrowings under the line of credit were $31.7 million, at an effective borrowing rate of 2.5%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of May 31, 2004, was $92.6 million. We plan to use the line of credit to finance the opening of newly constructed restaurants, acquisitions of existing restaurants, purchases of the Company’s common stock and for other general corporate purposes. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2003 for additional information regarding our long-term debt.

        As of May 31, 2004, our total cash balance of $3.9 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

        Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable. Our restaurant philosophy stresses an ownership relationship with supervisors and restaurant managers. Most supervisors and managers of Company-owned restaurants own an equity interest in the restaurant, which is financed by the Company. These notes are typically financed for a term of five years, bear interest at market rates, and are secured by the partner’s equity interest. We evaluate whether the partner notes are collectible and make estimates of bad debts based on the restaurant’s financial performance and collection history with individual partners. If an individual restaurant’s performance declines, the probability of default by the partners is increased. The Company anticipates outsourcing the financing of partner notes to a third party in the near future. Supervisors and managers are not employees of Sonic or of the restaurant in which they have an ownership interest.

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

        Contingency Reserves. From time to time, we are involved in various legal proceedings and have certain unresolved claims pending involving taxing authorities, franchisees, suppliers, employees, competitors and others. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as estimate potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each issue. In addition, our estimate of probable losses may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. We believe that all claims currently pending are either adequately covered by insurance or would not have a material adverse effect on our business or financial condition.

        Advertising. Under our license agreements, each restaurant, either Company-owned or franchise, must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to the System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2004.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended May 31, 2004, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

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

         Form 8-K Reports.

The Company filed a report on Form 8-K on March 25, 2004 reporting its press release announcing results for the Company’s second fiscal quarter of 2004.

The Company filed a report on Form 8-K on April 30, 2004 reporting that its Board of Directors had approved a three-for-two split in the form of a stock dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ W. Scott McLain
W. Scott McLain, Senior Vice President
and Chief Financial Officer
Date: July 15, 2004

EXHIBIT INDEX

Exhibit Number and Description

99.1.	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
99.2.	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
99.3.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350