Form 10-K
period 2004-08-31
SONIC CORP
filed 2004-11-15
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended		Commission File Number
August 31, 2004		0-18859

SONIC CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		73-1371046
(State of Incorporation)		(I.R.S. Employer Identification No.)
300 Johnny Bench Drive
	Oklahoma City, Oklahoma	73104
	(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (405) 225-5000

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

        As of February 29, 2004, the aggregate market value of the 56,561,395 shares of common stock of the Company held by non-affiliates of the Company was $1,279,814,696, based on the closing sales price for the common stock as reported for that date. As of October 31, 2004, the Registrant had 60,147,794 shares of common stock issued and outstanding.

Documents Incorporated by Reference

        Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2004.

FORM 10-K OF SONIC CORP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	27

FORM
10-K

SONIC CORP.

PART I

Item 1. Business

General

        Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States. As of August 31, 2004, the Company had 2,885 Sonic Drive-Ins in operation, consisting of 539 Partner Drive-Ins and 2,346 Franchise Drive-Ins, principally in the southern two-thirds of the United States. Partner Drive-Ins are those Sonic Drive-Ins owned and operated by either a limited liability company or a general partnership. We own a majority interest, typically at least 60%, and the supervisor and manager of the drive-in own a minority interest in each Partner Drive-In limited liability company or general partnership. Franchise Drive-Ins are owned and operated by our franchisees. At a typical Sonic Drive-In, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes. Most Sonic Drive-Ins also include a drive-through lane and many include patio seating.

        The Company has two operating subsidiaries, Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic Drive-In chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Partner Drive-Ins. References to “Sonic,” the “Company,” “we,” “us,” and “our” in this report are references to Sonic Corp. and its subsidiaries and predecessors, unless the context indicates otherwise.

        Our objective is to maintain our position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of our core and developing markets. We have developed and are implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Partner Drive-Ins and Franchise Drive-Ins within Sonic’s core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurant, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

        The Sonic Drive-In restaurant chain was begun in the early 1950‘s by Sonic’s predecessors. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

Menu

        Sonic Drive-Ins feature Sonic signature items, such as made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, specialty soft drinks including cherry limeades and slushes, and frozen desserts. In addition, Sonic Drive-Ins offer certain other items during limited-time promotions.

        All Sonic Drive-Ins also offer a breakfast menu. Items on the breakfast menu include sausage, ham, or bacon with egg and cheese Breakfast Toaster® sandwiches, sausage and egg burritos, and specialty breakfast drinks. Sonic Drive-Ins are open beginning no later than 7 a.m. and serve the full menu all day.

Restaurant Locations

        As of August 31, 2004, Sonic owned or franchised 2,885 Sonic Drive-Ins, which are located in 29 states, principally in the southern two-thirds of the United States, and in Mexico. We identify markets based on television viewing areas and further classify markets as either core or developing. We define our core television markets as those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management. All other television markets where Sonic Drive-Ins are located are referred to as developing markets. A market may be located where it extends into more than one state. Our core markets contain approximately 71% of all Sonic Drive-Ins as of August 31, 2004. Developing markets are located in the states indicated below and Mexico. Some states have both core markets and developing markets. The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by core and developing markets as of August 31, 2004:

	Core Markets			Developing Markets			Total
States	Partner	Franchise	Total	Partner	Franchise	Total
Alabama	13	8	21	15	61	76	97
Arizona					82	82	82
Arkansas	25	148	173				173
California					24	24	24
Colorado				30	36	66	66
Florida				19	55	74	74
Georgia				7	87	94	94
Idaho					12	12	12
Illinois		8	8	3	19	22	30
Indiana					22	22	22
Iowa					12	12	12
Kansas	36	92	128				128
Kentucky		8	8		54	54	62
Louisiana	19	124	143				143
Mississippi		113	113				113
Missouri	39	131	170		14	14	184
Nebraska				6	14	20	20
Nevada					17	17	17
New Mexico		69	69				69
North Carolina					75	75	75
Ohio					6	6	6
Oklahoma	73	172	245				245
South Carolina					67	67	67
Tennessee	30	159	189	10		10	199
Texas	187	605	792				792
Utah				7	23	30	30
Virginia				20	18	38	38
West Virginia					1	1	1
Wyoming					4	4	4

Mexico					6	6	6
Total	422	1,637	2,059	117	709	826	2,885

Expansion

        During fiscal year 2004, we opened 21 Partner Drive-Ins and our franchisees opened 167 Franchise Drive-Ins. During fiscal year 2005, we anticipate approximately 200 to 215 new Sonic Drive-In openings, including 170 to 180 openings by our franchisees. That expansion plan involves the opening of new Sonic Drive-Ins by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. We believe that our existing core and developing markets offer a significant growth opportunity for both Partner Drive-In and Franchise Drive-In expansion. The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2005 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of Sonic and its franchisees, and the general economic and business conditions to be faced in fiscal year 2005.

        Our expansion strategy for Partner Drive-Ins involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of current developing markets. The Company is always in the process of identifying new developing markets for the opening of both Partner Drive-Ins and Franchise Drive-Ins. In addition, we may consider the acquisition of other similar concepts for conversion to Sonic Drive-Ins.

Restaurant Design and Construction

        The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, we have incorporated a drive-through service and patio seating area in most new Sonic Drive-Ins. We have 133 Sonic Drive-Ins that provide an indoor seating area, 47 of which are located in non-traditional areas such as shopping mall food courts and convenience stores.

Marketing

        We have designed our marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing five key areas of customer satisfaction: (1) wide variety of distinctive made-to-order menu items, (2) the personal manner of service by carhops, (3) speed of service, (4) quality, and (5) value. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio commercials, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight signature menu items of Sonic Drive-Ins.

        Each year Sonic (with involvement of the Sonic Franchise Advisory Council) develops a marketing plan. Funding for our marketing plan has three components: (1) the Sonic Advertising Fund, (2) local advertising expenditures, and (3) the Sonic Marketing Fund. The Sonic Advertising Fund is a national media production fund that we administer. Each Sonic Drive-In must contribute 0.375% to 0.75%, depending on the type of license agreement, of the Sonic Drive-In’s gross revenues to the Sonic Advertising Fund. Once a sufficient number of Sonic Drive-Ins have been opened in a market, we require the formation of advertising cooperatives among drive-in owners to pool and direct advertising expenditures in local markets. Each Sonic Drive-In must spend 1.125% to 3.25%, depending on the type of license agreement, of the drive-in’s gross revenues on local advertising, either directly (if the advertising cooperative for the drive-in’s market is not yet formed) or through participation in the local advertising cooperative. The members of each local advertising cooperative may elect and frequently do elect to require the cooperative’s member drive-ins to contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds. For fiscal year 2004, drive-ins participating in cooperatives contributed an average of 4.04% of their Sonic Drive-In’s gross revenues to Sonic advertising cooperatives. As of August 31, 2004, 2,766 Sonic Drive-Ins (96% of the chain) participated in advertising cooperatives. The System Marketing Fund is funded out of the required local advertising expenditures by either redistributing 2.0% (1.0% prior to September 2004) of each Sonic Drive-In’s gross revenues from the local advertising cooperatives to the System Marketing Fund or, if no advertising cooperative has been formed, requiring the Sonic Drive-In to pay directly 2.0% of its gross revenues to the System Marketing Fund with a corresponding deduction in the amount the drive-in is required to spend on local advertising. The System Marketing Fund complements local advertising efforts in attracting customers to Sonic Drive-Ins by promoting the message of the Sonic brand to an expanded audience. The primary focus of the System Marketing Fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

        The total amount spent on media (principally television) exceeded $110 million for fiscal year 2004 and we expect media expenditures to exceed $120 million for fiscal year 2005.

Purchasing

        We negotiate with suppliers for our primary food products (hamburger patties, dairy products, chicken products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, produce and other items) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. We seek competitive bids from suppliers on many of our food products. We approve suppliers of those products and require them to adhere to product specifications that we establish. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Partner Drive-Ins and Franchise Drive-Ins.

        We require our Partner Drive-Ins and Franchise Drive-Ins to purchase from approved distribution centers. By purchasing as a group, we have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic Drive-Ins. For fiscal year 2004, the average cost of food and packaging for a Sonic Drive-In, as reported to us by our Partner Drive-Ins and Franchise Drive-Ins, equaled approximately 28% of net revenues.

Food Safety and Quality Assurance

        To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins, and provides certain requirements that must be adhered to by all suppliers, distributors, and Sonic Drive-Ins. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety system includes employee training, supplier product testing, drive-in food safety auditing by independent third parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle. Employee training in food safety is covered under our Sonic Drive-In training program, referred to as the STAR Training Program. This program includes specific training information and requirements for every station in the drive-in. We also provide training in ServSafe to drive-in managers. ServSafe is the most recognized food safety training certification in the restaurant industry.

General Operations

        Management Information Systems. We utilize point-of-sale equipment in each of our Partner Drive-Ins and Franchise Drive-Ins. Certain financial and other information is polled on a daily basis from most Partner Drive-Ins and many Franchise Drive-Ins. We are continuing to develop software and hardware enhancements to our management information systems to facilitate improved communication and the exchange of information among the corporate office and Partner Drive-Ins and Franchise Drive-Ins.

        Reporting. The license agreement requires all Sonic Drive-Ins to submit a profit and loss statement on or before the 20th of each month. All Partner Drive-Ins and 1,128 or 48% of Franchise Drive-Ins submit their data electronically. We expect to add more Sonic Drive-Ins to electronic reporting which will reduce resources needed for manual processing of restaurant level data.

        Hours of Operation. Sonic Drive-Ins typically operate seven days a week and are open from 7:00 a.m. to 11:00 p.m.

Company Operations

        Restaurant Personnel. A typical Partner Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Partner Drive-In. Each supervisor has the responsibility of overseeing an average of four to seven Partner Drive-Ins. Sonic Restaurants, Inc. (“SRI”), Sonic’s operating subsidiary, oversees the operations and development of and provides administrative services to all Partner Drive-Ins. SRI employs directors of operations who oversee an average of five to six supervisors within their respective regions and report to either a regional vice president or a vice president of SRI. SRI’s four regional vice presidents and three vice presidents report to the president of SRI.

        Ownership Program. The Sonic Drive-In philosophy stresses an ownership relationship with supervisors and managers. As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In. We own a majority interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In. Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest. As owners, they share in the profits and are responsible for their share of any losses incurred by their Partner Drive-In. We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently. Additional information regarding our ownership program is incorporated herein by reference to Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable in Part II, Item 7, at page 24 of this Form 10-K.

        Sonic records the interests of supervisors and managers as “minority interest in earnings of restaurants” under costs and expenses of Partner Drive-Ins on its financial statements. We estimate that the average percentage interest of a supervisor was 15% and the average percentage interest of a manager in a Partner Drive-In was 17% in fiscal year 2004. Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant. Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant. The amounts of the buy-in and the buy-out are based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant. Most supervisors and managers finance the buy-in with a loan from a financial institution.

        Each Partner Drive-In usually purchases equipment with funds borrowed from Sonic at competitive rates. In most cases, Sonic alone owns or leases the land and building and guarantees any third-party lease entered into for the site.

        Partner Drive-In Data. The following table provides certain financial information relating to Partner Drive-Ins and the number of Partner Drive-Ins opened and closed during the past five fiscal years.

	2004	2003	2002	2001	2000
Average Sales per Partner
Drive-In (in thousands)	$883	$799	$791	$772	$747
Number of Partner Drive-Ins:
Total Open at Beginning of Year	497	452	393	312	296
Newly-Opened and Re-Opened	21	35	40	34	24
Purchased from Franchisees*	24	52	25	50	2
Sold to Franchisees*	(3)	(41)	(5)	(2)	(6)
Closed	0	(1)	(1)	(1)	(4)

Total Open at Year End	539	497	452	393	312

        *The relatively large number of drive-ins sold to franchisees in fiscal year 2003 and purchased from franchisees in fiscal years 2001 through 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where we purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Franchise Program

        General. As of August 31, 2004, we had 2,346 Franchise Drive-Ins operating in 29 states and Mexico. A large number of successful multi-unit franchisee groups have developed during the Sonic system's 51 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single site development. Our franchisees opened 167 Franchise Drive-Ins during fiscal year

2004 and we expect our franchisees to open approximately 170 to 180 Franchise Drive-Ins in fiscal 2005. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

        Franchise Agreements. Each Sonic Drive-In, including each Partner Drive-In, operates under a franchise agreement that provides for payments to Sonic of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the drive-in. Our current standard license agreement provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. For non-traditional drive-ins, which are those Sonic Drive-Ins located in venues such as shopping mall food courts and convenience stores, the license agreement provides for a franchise fee of $15,000 and a flat royalty rate of 5% of gross revenues. Approximately 95% of all Sonic Drive-Ins opening in fiscal year 2005 are expected to open under the current standard license agreement, with the remaining 5% expected to open in venues that would be included under the non-traditional license agreement. The current standard license agreement provides for a term of 20 years, with one 10-year renewal option. The term for a non-traditional Sonic Drive-In is typically 10 years, with two five-year renewal options. We have the right to terminate any franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws affect our ability to terminate or refuse to renew a franchise.

        As of August 31, 2004, 41% of all Sonic Drive-Ins were subject to the 1% to 5% graduated royalty rate, 50% were subject to a former version of the license agreement (no longer being issued) providing for a 1% to 4% graduated royalty rate, and 9% were subject to a former version of the license agreement (also no longer being issued) providing for a 1% to 3% graduated royalty rate. For fiscal year 2004, Sonic's average royalty rate equaled 3.49%. Beginning in fiscal year 2005 and continuing through fiscal year 2010, a total of 127 Franchise Drive-Ins currently operating under the license agreement providing for the 1% to 3% graduated royalty will have their royalty rates increase to the 1% to 4% graduated royalty rate. The license agreements for the remaining 132 Franchise Drive-Ins which are subject to the 1% to 3% graduated royalty rate began expiring in fiscal year 2004 and will continue to expire through fiscal year 2015. The license agreements for the 97 Franchise Drive-Ins which are subject to the 1% to 4% graduated royalty rate begin expiring in fiscal year 2004 and will continue to expire through fiscal year 2017. Franchise Drive-Ins currently operating under those expiring license agreements will either cease operations or renew their licenses pursuant to the terms of the then current license agreement. We expect that such automatic increases of royalty rates under certain existing license agreements and the renewals of the other expiring license agreements will contribute to an increase in our royalty revenues.

        Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, approximately 69% of the new Franchise Drive-Ins opened during fiscal year 2004 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, we have the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

        During fiscal year 2004, we entered into 30 new area development agreements calling for the opening of 98 Franchise Drive-Ins and amended seven existing development agreements calling for the opening of an additional 53 Franchise Drive-Ins, all during the next six years. As of August 31, 2004, we had a total of 157 area development agreements in effect, calling for the development of 570 additional Sonic Drive-Ins during the next seven years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins for fiscal year 2005 or during the next seven years. Of the 199 Franchise Drive-Ins scheduled to open during fiscal year 2004 under area development agreements in place at the beginning of that fiscal year, 116 or 58% opened during the period.

        Our realization of the expected benefits under various existing and future area development agreements currently depends and will continue to depend upon the ability of the developers to open the minimum number of Sonic Drive-Ins within the time periods required by the agreements. The financial resources of the developers, as well as their experience in managing quick-service restaurant franchises, represent critical factors in the success of area development agreements. Although we grant area development agreements only to those developers whom we believe possess those qualities, we cannot give any assurances that the future performance by developers will result in the opening of the minimum number of Sonic Drive-Ins contemplated by the area development agreements or reach the compliance rate we have previously experienced.

        Franchise Drive-In Development. We assist each franchisee in selecting sites and developing Sonic Drive-Ins. Each franchisee has responsibility for selecting the franchisee's drive-in location, but must obtain our approval of each Sonic Drive-In design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. We provide our franchisees with the physical specifications for the typical Sonic Drive-In.

        Franchisee Financing. Other than the agreements described below, we do not generally provide financing to franchisees or guarantee loans to franchisees made by third parties.

        We have an agreement with GE Capital Franchise Finance Corporation ("GEC"), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $4.6 million as of August 31, 2004. We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

        Franchisee Training. Each franchisee must have at least one individual working full time at the Sonic Drive-In who has completed the Sonic Management Development Program before opening or operating the Sonic Drive-In. The program consists of a minimum of 12 weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, quick service, cleanliness of Sonic Drive-Ins, management techniques and consistency of service. Furthermore, our management teams receive training in ServSafe, the most recognized food safety training certification in the restaurant industry.

        Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, we provide various other services to our franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic Drive-Ins; and (3) assistance in selecting sites for new Sonic Drive-Ins using demographic data and studies of traffic patterns. Our field services organization consists of 14 field service consultants, 12 field marketing representatives, four regional marketing directors, five new franchise consultants, four regional vice presidents, all with responsibility for defined geographic areas, a director and vice president of new franchise services, and a vice president of franchise finance. The field service consultants provide operational services and support for our franchisees, while the field marketing representatives assist the franchisees with the development of advertising cooperative and local market promotional activities. New franchise consultants support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee's first three Sonic Drive-Ins. We also have six real estate directors who assist the franchisees with the identification of trade areas for new Franchise Drive-Ins and the franchisees' selection of sites for their Franchise Drive-Ins, subject to Sonic's final approval of those sites. Ten field training consultants provide training to franchisees in such areas as shift management, customer service and financial controls.

        Franchise Operations. Sonic's franchisees operate all Franchise Drive-Ins in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis. Each franchisee has full discretion to determine the prices charged to its customers.

        Franchise Advisory Council. We have established a Franchise Advisory Council which provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 18 members selected by Sonic. Currently we have six executive committee members who are selected at large. The remaining 12 members are regional members who represent four defined regions of the country and serve three-year terms. We have six Franchise Advisory Council task groups comprised of 49 total members who serve two-year terms and lend support on individual key priorities.

        Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic's last five fiscal years.

	2004	2003	2002	2001	2000
Average Sales Per Franchise
Drive-In (in thousands)	$983	$929	$935	$899	$872
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,209	2,081	1,966	1,863	1,715
New Franchise Drive-Ins	167	159	142	157	150
Sold to the Company*	(24)	(52)	(25)	(50)	(2)
Purchased from the Company*	3	41	5	2	6
Closed and Terminated,
Net of Re-openings	(9)	(20)	(7)	(6)	(6)

Total Open at Year End	2,346	2,209	2,081	1,966	1,863

        * The relatively large number of drive-ins purchased from Sonic in fiscal year 2003 and sold to Sonic in fiscal years 2001 through 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In all such instances where Sonic purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Competition

        We compete in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality. The quick-service restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference with the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional and local food services, including quick-service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

        Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Partner Drive-Ins and Franchise Drive-Ins.

Employees

        As of August 31, 2004, we had 305 full-time corporate employees. This number does not include the approximately 17,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors or managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

        None of our employees is subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

Trademarks and Service Marks

        Sonic owns numerous trademarks and service marks. We have registered many of those marks, including the “Sonic” logo and trademark, with the United States Patent and Trademark Office and the Mexican Institute of Industrial Property. Trademarks and service marks generally are valid as long as they are used or registered. We believe that our trademarks and service marks have significant value and play an important role in our marketing efforts.

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

        Each Sonic Drive-In must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new Sonic Drive-In.

        Sonic Drive-Ins must comply with federal and state environmental regulations, but those regulations have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new Sonic Drive-Ins in particular locations.

        Sonic and its franchisees must comply with laws and regulations governing labor, employment and wage and hour issues, such as minimum wages, overtime, family and medical leave, discrimination and other working conditions. Many of the food service personnel in Sonic Drive-Ins receive compensation at rates related to federal, state and local minimum wage laws and, accordingly, increases in applicable minimum wage laws will increase labor costs at those locations.

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

Item 2. Properties

        Of the 539 Partner Drive-Ins operating as of August 31, 2004, we operated 238 of them on property leased from third parties and 301 of them on property we own. The leases expire on dates ranging from 2005 to 2024, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

        We moved our corporate headquarters to a new building in the Bricktown district of downtown Oklahoma City in November 2003 and have entered into a 15-year lease to occupy approximately 78,000 square feet in the new building. The lease expires in November 2018 and has two five-year renewal options. Formerly, our corporate headquarters were located at 101 Park Avenue where we leased 68,568 square feet of office space. This lease expired on November 30, 2003. We also leased 10,000 square feet of warehouse space in Oklahoma City. The lease for the warehouse space expired in December 2003.

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

Item 4A. Executive Officers of the Company

Identification of Executive Officers

        The following table identifies the executive officers of the Company.

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	49	Chairman of the Board of Directors, Chief Executive Officer and	June 1985
		President

W. Scott McLain	42	Executive Vice President of Sonic Corp. and President of Sonic	April 1996
		Industries Inc.

Michael A. Perry	46	President of Sonic Restaurants, Inc.	August 2003

Ronald L. Matlock	53	Senior Vice President, General Counsel and Secretary	April 1996

Stephen C. Vaughan	38	Vice President, Chief Financial Officer and Treasurer	January 1996

Terry D. Harryman	39	Controller	January 1999

Carolyn C. Cummins	46	Vice President of Compliance	April 2004

Business Experience

        The following sets forth the business experience of the executive officers of the Company for at least the past five years.

        J. Clifford Hudson has served as the Company’s Chairman of the Board and Chief Executive Officer since January 2000. Mr. Hudson served as Chief Executive Officer and President of the Company from April 1995 to January 2000 and reassumed the position of President in November 2004. He has served in various other offices with the Company since 1984. Mr. Hudson has served as a Director of the Company since 1993. He served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms, from 1994 to 2001.

        W. Scott McLain has served as Executive Vice President of the Company and President and Director of Sonic Industries Inc. since September 2004. He served as the Company’s Executive Vice President and Chief Financial Officer from January 2004 until November 2004 and as the Company’s Senior Vice President and Chief Financial Officer from January 2000 until January 2004. Mr. McLain served as the Company’s Vice President of Finance and Chief Financial Officer from August 1997 until January 2000.

        Michael A. Perry has served as President and Director of Sonic Restaurants, Inc. since September 2004. He served as Senior Vice President of Operations and Director of Sonic Restaurants, Inc. from August 2003 until September 2004. Mr. Perry served as Vice President of Franchise Services of Sonic Industries Inc. from September 1998 until August 2003.

        Ronald L. Matlock has served as the Company’s Senior Vice President, General Counsel and Secretary since January 2000. Mr. Matlock served as the Company’s Vice President, General Counsel and Secretary from April 1996 until January 2000. Mr. Matlock has also served as a Director of Sonic Restaurants, Inc. and as a Director of Sonic Industries Inc. since April 1996.

        Stephen C. Vaughan has served as Vice President, Chief Financial Officer and Treasurer of the Company since November 2004. Mr. Vaughan served as Vice President of Planning and Analysis and Treasurer from November 2001 until November 2004 and served as Vice President of Planning and Analysis from January 1999 until November 2001. He joined the Company in 1992.

        Terry D. Harryman has served as the Company’s Controller since January 1999. Mr. Harryman joined the Company in 1996.

        Carolyn C. Cummins has served as the Company’s Vice President of Compliance since April 2004. Ms. Cummins has also served as Assistant General Counsel and Assistant Secretary since joining the Company in January 1999.

PART II

Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company’s common stock trades on the Nasdaq National Market (“Nasdaq”) under the symbol “SONC.” The following table sets forth the high and low closing bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the May 2004 three-for-two stock split.

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 2003	$20.587	$16.260	November 30, 2002	$16.687	$13.920
February 29, 2004	$23.247	$19.673	February 28, 2003	$15.693	$13.107
May 31, 2004	$24.313	$20.233	May 31, 2003	$18.667	$14.040
August 31, 2004	$23.500	$21.100	August 31, 2003	$17.847	$15.473

Stockholders

        As of November 1, 2004, the Company had 533 record holders of its common stock.

Dividends

        The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business. As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

Securities

        The following table sets forth information about the Company’s equity compensation plans as of August 31, 2004.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by
security holders	5,775,322	$ 11.79	2,115,607
Equity compensation plans
not approved by
security holders	-0-	-0-	-0-

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2004 are as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (c)	Maximum Dollar Value that May Yet be Purchased Under the Program(1) (d)
June 1, 2004 through June 30, 2004	–	$0.00	–	$50,000

July 1, 2004 through July 31, 2004	–	$0.00	–	$50,000

August 1, 2004 through August 31, 2004	139,542	$21.96	139,542	$60,000

Total	139,542	$21.96	139,542

(1) All of the shares purchased during the fourth quarter of fiscal 2004 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In August 2004, the Company’s Board of Directors approved an increase in the share repurchase authorization and extended the program to December 31, 2005. As of August 31, 2004, the Company had $60 million available under the program.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Partner Drive-In sales	$449,585	$371,518	$330,707	$267,463	$224,880
Franchise Drive-Ins:
Franchise royalties	77,518	66,431	61,392	54,220	47,595
Franchise fees	4,958	4,674	4,020	4,408	3,717
Other	4,385	4,017	4,043	4,547	3,864

Total revenues	536,446	446,640	400,162	330,638	280,056

Cost of drive-in sales	358,859	291,764	257,057	207,782	173,743
Selling, general and administrative	38,270	35,426	33,444	30,602	27,894
Depreciation and amortization	32,528	29,223	26,078	23,855	20,287
Provision for impairment of long-lived
assets	675	727	1,261	792	951

Total expenses	430,332	357,140	317,840	263,031	222,875

Income from operations	106,114	89,500	82,322	67,607	57,181
Net interest expense	6,378	6,216	6,319	5,525	5,186

Income before income taxes	$99,736	$83,284	$76,003	$62,082	$51,995

Net income	$63,015	$52,261	$47,692	$38,956	$32,627

Income per share (1):
Basic	$1.06	$0.89	$0.79	$0.65	$0.54
Diluted	$1.02	$0.86	$0.75	$0.62	$0.52
Weighted average shares used in
calculation (1):
Basic	59,314	58,465	60,234	59,774	60,594
Diluted	61,654	60,910	63,310	62,598	62,918

Balance Sheet Data:
Working capital (deficit)	$(14,537)	$(2,875)	$(12,942)	$(3,335)	$(6,371)
Property, equipment and capital leases,
net	376,315	345,551	305,286	273,198	222,318
Total assets	518,633	486,119	405,356	358,000	278,371
Obligations under capital leases
(including current portion)	40,531	27,929	12,938	13,688	7,299
Long-term debt (including current
portion)	82,169	139,587	109,375	109,168	83,881
Stockholders' equity	334,762	265,398	230,670	200,719	155,263

    (1)        Adjusted for a 3-for-2 stock split in 2004, 2002 and 2000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States and also has a small number of Franchise Drive-Ins in Mexico. As of August 31, 2004, the Sonic system was comprised of 2,885 drive-ins, of which 539 were Partner Drive-Ins and 2,346 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long cheese coneys, salads, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Partner Drive-In sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate. In addition, we also own and receive income from a minority ownership interest in a few Franchise Drive-Ins.

        Costs of Partner Drive-In sales, including minority interest in earnings of drive-ins, relate directly to Partner Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to Partner Drive-In operations, as well as the Company’s franchising operations. Our revenues and expenses are directly affected by the number and sales volumes of Partner Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings.

        Overview of Business Performance. Business performance was strong during fiscal year 2004 as net income increased 20.6% and earnings per share increased 18.6% to $1.02 per diluted share. We continue to experience considerable momentum in our business fueled by strong growth in same-store sales that, despite some pressure on commodity costs during the year, led to a significant increase in system-wide average profit per store. The rise in store-level profits, in turn, helped produce a record number of new drive-in openings by franchisees. We believe these results reflect our multi-layered growth strategy that features the following components:

o	Solid same-store sales growth,
o	Increased franchising income stemming from our unique ascending royalty rate,
o	Expansion of the Sonic brand through new unit growth particularly by franchisees,
o	Operating leverage at both the drive-in level and the corporate level, and
o	The use of excess operating cash flow for franchise acquisitions and share repurchases.

        The following table provides information regarding the number of Partner Drive-Ins and Franchise Drive-Ins in operation as of the end of the periods indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Partner Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

System-Wide Performance
($ in thousands)

	Year Ended August 31,
	2004	2003	2002
Percentage increase in sales	13.1%	7.0%	11.9%

System-wide drive-ins in operation:
Total at beginning of period	2,706	2,533	2,359
Opened	188	194	182
Closed (net of re-openings)	(9)	(21)	(8)

Total at end of period	2,885	2,706	2,533

Core markets	2,059	1,977	1,888
Developing markets	826	729	645

All markets	2,885	2,706	2,533

Average sales per drive-in:
Core markets	$1,004	$947	$939
Developing markets	861	802	819
All markets	964	907	906

Change in same-store sales - new method (1):
Core markets	6.4%	0.5%	4.4%
Developing markets	6.8	(1.2)	(0.4)
All markets	6.5	0.3	3.5

Change in same-store sales - prior method (2):
Core markets	6.4%	1.1%	4.3%
Developing markets	5.1	(5.1)	(2.3)
All markets	6.1	(0.3)	3.0

(1)     Represents percentage change for drive-ins open for a minimum of 15 months.
(2)     Represents percentage change for drive-ins open for a minimum of 12 months.

        System-wide same-store sales increased 6.5% during fiscal year 2004, primarily as a result of traffic growth (an increase in the number of transactions) across all day parts (e.g. morning, lunch, afternoon, dinner, and evening). We believe this strong sales performance was not only the result of generally more favorable industry and consumer conditions but was also a consequence of our specific sales driving initiatives including:

o	Growth in brand awareness through increased media spending and greater use of network cable advertising;
o	Strong promotions and new product news focused on quality and expanded choices for our customers; and
o	Continued growth of our business in non-traditional day parts including the morning day part, which increased significantly during the year as a percentage of sales.

        During fiscal year 2004, our total system-wide media expenditures were in excess of $110 million as compared to $100 million in fiscal year 2003, which we believe continues to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund, which is largely used for network cable television advertising, growing this area of our advertising from just under $20 million in fiscal year 2003 to $32 million in fiscal year 2004. We believe this provides several benefits including the ability to target specific consumer groups more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring additional depth to our marketing by expanding our media messages beyond a single monthly promotion. Looking forward, we expect system-wide media expenditures to be in excess of $120 million in fiscal 2005, including doubling the amount spent for network cable television advertising to $60 million.

        We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the past year, our new product offerings showcased the breadth of our menu and emphasized the opportunity for choice at Sonic. We featured items ranging from large, higher-priced sandwiches like the Smoky SuperSONIC™ Cheeseburger to better-for-you items such as the Grilled Chicken Wrap with the option of a carb-friendly tortilla and Fresh Tastes™ Salads as well as our frozen and fountain favorites such as our new Diet Cherry Limeade, frozen PowerAde® Slush, and Hershey’s® S’mores Blast. We will continue to have new product news in the coming months spanning the entire breadth of our product line and all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and more healthy alternatives.

        We continue to be pleased with our progress towards penetrating the morning day part through our breakfast program, which began in the summer of 2000. We expanded the program, which features unique breakfast items as well as our entire menu all day long, to the remaining 50% of our drive-ins during the spring of 2003. As a result, sales during the morning day part have grown to over 11% of total sales. Our experience to this point continues to lead us to believe that breakfast is a gradual build requiring two to three years to achieve a desired level. We also continue to view breakfast as instrumental in helping us grow our average unit volumes to well over $1.0 million, more in the range of our larger competitors.

        In addition to growth during the morning day part, we also experienced sales increases in every other day part during fiscal year 2004, including dinner and evening business. These day parts were the weakest during fiscal year 2003 as a result of both a disproportionate impact of weaker economic and industry conditions as well as a conscious shift in media dollars to support the breakfast day part. Our evening business rose significantly this summer as we brought back our Sonic Nights program, which featured an “Open ‘Til at Least Midnight” message supported by national cable advertising as well as an emphasis on our Frozen Favorites® and new products such as the Hershey’s® S’mores Blast and the Junior Banana Split.

        One of the more positive developments over the last several months has been the performance of developing markets. System-wide same-store sales in developing markets outpaced same-store sales in core markets increasing 6.8% during fiscal year 2004 compared to a decline of 1.2% in fiscal year 2003. We believe that this was due to increased spending on national cable, which seems to have benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 29% of the store base, increased 7.3% reversing the downward trend of the last year and slightly ahead of what we saw in core markets.

        New drive-in openings by franchisees reached a record level during the past year and were accompanied by ongoing improvement in our franchise development pipeline, which we believe has a direct correlation to the growth in average unit profitability. The combination of increased new store openings by franchisees and strong same-store sales performance translated into higher franchising income for the year, which was a large factor in our earnings growth since this incremental income has relatively lower associated cost. We also continued to benefit from other positive aspects of our “multi-layered” financial model including leverage of our corporate-level expenses and positive operating cash flow.

        At our Partner Drive-Ins, we have put in place long-term initiatives designed to help us close the $100,000 plus sales gap in average unit volumes between Partner Drive-Ins and Franchise Drive-Ins. To a large degree, this effort is modeled on the best practices of our top-volume Partner and Franchise Drive-Ins. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. Initial results from these efforts are encouraging, as same-store sales growth at Partner Drive-Ins exceeded same-store sales at Franchised Drive-Ins during each of the last three quarters.

        Over the past several years, we have completed the acquisition of several Franchise Drive-Ins in various markets including the acquisition of 51 drive-ins located in the San Antonio, Texas market in May 2003 and the acquisition of 22 drive-ins located in the Denver and Colorado Springs, Colorado markets in July 2004. These acquisitions have added to revenue growth and have been accretive to earnings over time. Our acquisitions are focused on higher volume stores with strong store-level management already in place. In addition, in each case, the selling franchisee retained a significant drive-in base and is growing with us in other areas. We continue to view these types of acquisitions of core-market drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

Results of Operations

        Revenues. Total revenues increased 20.1% to $536.4 million in fiscal year 2004 from $446.6 million during fiscal year 2003. The increase in revenues primarily relates to strong sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
(in thousands)

Year Ended August 31,	2004	2003	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$449,585	$371,518	$78,067	21.0%
Franchise revenues:
Franchise royalties	77,518	66,431	11,087	16.7
Franchise fees	4,958	4,674	284	6.1
Other	4,385	4,017	368	9.2

Total revenues	$536,446	$446,640	$89,806	20.1

Year Ended August 31,	2003	2002	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$371,518	$330,707	$40,811	12.3%
Franchise revenues:
Franchise royalties	66,431	61,392	5,039	8.2
Franchise fees	4,674	4,020	654	16.3
Other	4,017	4,043	(26)	(0.6)

Total revenues	$446,640	$400,162	$46,478	11.6

        The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Year Ended August 31,
	2004	2003	2002
Partner Drive-In sales	$449,585	$371,518	$330,707
Percentage increase	21.0%	12.3%	23.6%

Partner Drive-Ins in operation:
Total at beginning of period	497	452	393
Opened	21	35	40
Acquired from (sold to) franchisees, net	21	11	20
Closed	–	(1)	(1)

Total at end of period	539	497	452

Average sales per Partner Drive-In	$886	$799	$791
Percentage increase	10.9%	1.0%	2.5%

Change in same-store sales - new method (1)	7.8%	(0.3)%	2.2%

Change in same-store sales - prior method (2)	7.4%	0.0%	1.7%

(1)     Represents percentage change for drive-ins open for a minimum of 15 months.
(2)     Represents percentage change for drive-ins open since the beginning of fiscal year 2003.

        Partner Drive-In sales increased $78.1 million in fiscal year 2004, of which $49.5 million resulted from the net addition of 87 Partner Drive-Ins since the beginning of fiscal year 2003 ($61.5 million from the addition of newly constructed and acquired drive-ins less $12.0 million from drive-ins sold or closed during the period). Same-store sales increases accounted for $28.6 million of the increase.

        During fiscal year 2003, Partner Drive-In sales increased $40.8 million, of which $41.1 million resulted from the net addition of 104 Partner Drive-Ins during fiscal years 2002 and 2003 ($53.6 million from the addition of newly constructed and acquired drive-ins less $12.5 million from drive-ins sold or closed during the period). The increase in Partner Drive-In sales from the net addition of drive-ins was partially offset by slight sales decreases in the amount of $.03 million by stores open the full reporting periods of fiscal years 2003 and 2002.

        During fiscal year 2004, same-store sales at Partner Drive-Ins exceeded the same-store sales performance of Franchise Drive-Ins. The increase in average unit volume was even stronger – growing 10.9% during the year as a result of the acquisition of higher volume drive-ins in San Antonio and Colorado in May 2003 and July 2004, respectively, as well as continued strong performance from new store openings.

        The following table reflects the growth in franchise revenues (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial performance of our Franchise Drive-Ins.

Franchise Information
($ in thousands)

	Year Ended August 31,
	2004	2003	2002
Franchise fees and royalties (1)	$82,476	$71,105	$65,412
Percentage increase	16.0%	8.7%	11.6%

Franchise Drive-Ins in operation:
Total at beginning of period	2,209	2,081	1,966
Opened	167	159	142
Acquired from (sold to) company, net	(21)	(11)	(20)
Closed	(9)	(20)	(7)

Total at end of period	2,346	2,209	2,081

Franchise Drive-In sales	$2,219,340	$1,988,842	$1,874,562
Percentage increase	11.6%	6.1%	10.0%

Effective royalty rate	3.49%	3.34%	3.27%

Average sales per Franchise Drive-In	$983	$929	$935

Change in same-store sales - new method (2)	6.2%	0.4%	3.7%

Change in same-store sales - prior method (3)	5.9%	(0.1)%	3.2%

(1)     See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2)     Represents percentage change for drive-ins open for a minimum of 15 months.
(3)     Represents percentage change for drive-ins open for a minimum of one year.

        Franchise income, which consists of franchise royalties and franchise fees, increased 16% to $82.5 million in fiscal year 2004.

        Franchise royalties increased 16.7% to $77.5 million in fiscal year 2004, compared to $66.4 million in fiscal year 2003. Of the $11.1 million increase, approximately $6.7 million resulted from Franchise Drive-Ins' same-store sales growth of 6.2% in fiscal year 2004, combined with an increase in the effective royalty rate to 3.49% during fiscal year 2004 compared to 3.34% during fiscal year 2003. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

        Franchise royalties increased 8.2% to $66.4 million in fiscal year 2003, compared to $61.4 million during fiscal year 2002. Of the $5.0 million increase, approximately $3.9 million was primarily attributable to an increase in the number of Franchise Drive-Ins operating in fiscal year 2003 compared to fiscal year 2002. The balance of the increase resulted from an increase in the effective royalty rate from 3.27% in fiscal year 2002 to 3.34% in fiscal year 2003 as substantially all of the new stores opened under the newest license agreement, which has a higher average royalty rate.

        Franchise fees increased 6.1% to $5.0 million as franchisees opened 167 new drive-ins in fiscal year 2004 as compared to 159 openings in fiscal year 2003. Franchise fees increased 16.3% to $4.7 million during fiscal 2003 as 159 Franchise Drive-Ins opened compared to 142 during the previous year.

        At August 31, 2004, we had 158 franchise area development agreements compared to 149 such agreements at August 31, 2003. We anticipate 170 to 180 store openings by franchisees during fiscal year 2005. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of these new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $8.0 to $9.0 million in incremental franchise income in fiscal year 2005.

        Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 79.8% in fiscal year 2004 compared to 78.5% in fiscal year 2003. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In cost of operations.

Operating Margins

	Year Ended August 31,
	2004	2003	2002
Cost and Expenses:
Partner Drive-Ins (1):
Food and packaging	26.3%	26.0%	26.0%
Payroll and other employee benefits	30.2	29.6	28.7
Minority interest in earnings of
drive-ins	4.4	3.9	4.5
Other operating expenses	18.9	19.0	18.5

Total drive-in cost of operations	79.8	78.5	77.7

(1)     As a percentage of Partner Drive-In sales.

        After remaining flat during fiscal year 2003, food and packaging costs increased, as a percentage of Partner Drive-In sales, 0.3% during fiscal year 2004 as a result of higher unit level costs for most commodities, which offset the benefit of price increases taken during the year. The pressure on commodity prices is expected to continue for the next several months and as a result we expect our food and packaging costs, as a percentage of sales, will continue to be higher on a year-over-year basis.

        Labor costs increased, as a percentage of Partner Drive-In sales, 0.6% during fiscal year 2004 following a 0.9% increase in fiscal year 2003. The 2004 increase was primarily a result of significant payments made under a new sales incentive bonus program for drive-in management as well as higher staffing levels reflecting successful ongoing efforts to reduce turnover at Partner Drive-Ins. The increase during 2003 primarily resulted from increased investment in store-level labor, particularly assistant managers, as well as higher worker’s compensation and health insurance costs.

        Looking forward, we will continue to benefit from a relatively flat average wage rate and we expect to continue making significant payments under our sales incentive program. However, we will be modifying the program to add a profit qualifier to enhance flow-through from the incremental sales. As a result of that change and lapping the beginning of the sales incentive bonus program that began in September 2003, the opportunity to leverage labor costs, as a percentage of sales, during the next fiscal year is more favorable.

        Minority interest, which reflects our store-level partners’ pro-rata share of earnings from our partnership program, increased by $5.5 million during fiscal year 2004 as the increase in average dollar profit per store more than offset the decline in drive-in-level margins. During fiscal year 2003, lower average unit profits combined with declining drive-in-level margins resulted in a $0.5 million decrease in minority interest. Overall, we continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during fiscal year 2004. Since we expect our average store level profits to continue to grow in fiscal year 2005 and we expect less margin pressure, we would expect minority interest to increase in real terms but stay relatively flat as a percentage of sales.

        Other operating expenses improved, as a percentage of Partner Drive-In sales, by 0.1% during fiscal year 2004 as the leverage of operating at higher unit volumes more than offset increased costs. In real dollar terms, the increase in other operating expenses in fiscal year 2004 was comprised of several factors including higher marketing expenditures, utilities, credit card charges resulting from an increase in customer credit card usage, and a fairly sharp increase in repair and maintenance expense as we have focused on the physical appearance of our stores, both inside and out. While we expect cost increases in many of the items listed above to carry over into fiscal year 2005, we anticipate that the benefit of operating at higher unit volumes will lead to an improvement in other operating expenses, as a percentage of sales, over the next few quarters. During fiscal year 2003, other operating expenses, as a percentage of Partner Drive-In sales, deteriorated 0.5% primarily as a result of the lack of growth in average store volumes, an increase in the rate of advertising contributions in preparation for the breakfast rollout and rent expense related to the acquisition of Franchise Drive-Ins where the franchisee retained the real estate.

        Selling, General and Administrative. Selling, general and administrative expenses increased 8.0% to $38.3 million during fiscal year 2004 and 5.9% to $35.4 million during fiscal year 2003. However, we continue to see leverage as the growth in these expenses was considerably less than the growth in revenues. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.1% in fiscal year 2004, compared with 7.9% in fiscal year 2003 and 8.4% in fiscal year 2002. We anticipate that these costs will increase in the range of 10% to 12% in fiscal year 2005 but expect them to continue to decline as a percentage of total revenues.

        Depreciation and Amortization. Depreciation and amortization expense increased 11.3% to $32.5 million in fiscal year 2004 due, in part, to additional depreciation stemming from the San Antonio and Colorado acquisitions, as well as the capital lease on our new corporate office space. Similarly, depreciation and amortization expense increased 12.1% to $29.2 million in fiscal year 2003 as a result of new drive-in development and acquisitions of existing Franchise Drive-Ins. Capital expenditures, excluding acquisitions, were $57.7 million in fiscal year 2004. Looking forward, with $60 to $70 million in capital expenditures planned for fiscal year 2005, we expect depreciation and amortization to increase in the range of 8% to 9% for the year.

        Provision for Impairment of Long-lived Assets. One Partner Drive-In became impaired during fiscal year 2004 under the guidelines of FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of long-lived assets of $0.7 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. Two Partner Drive-Ins became impaired during fiscal year 2003 which resulted in a provision for impairment of $0.7 million to reduce the drive-ins’ carrying cost to their estimated fair value. During fiscal year 2002, two Partner Drive-Ins became impaired and estimates were revised on two stores that were previously impaired, resulting in a provision for impairment of $1.3 million. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins may change in the near future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value.

        Interest Expense. Net interest expense increased 2.6% in fiscal year 2004 compared to a 1.6% decrease in fiscal year 2003. While interest expense increased in fiscal year 2004 largely due to the addition of the capital lease associated with our new office space, a continued favorable interest rate environment combined with the refinancing of $20 million in senior notes that occurred in April of fiscal year 2003 and reduced borrowing levels in fiscal year 2004 mostly offset the increase. Our ability to generate positive operating cash flow enabled us to expend $74.4 million in capital expenditures, $3.1 million in share repurchases and still reduce our long-term debt by $57.4 million.

        During the fourth quarter of fiscal year 2004, we outsourced the financing of our partner notes to a third-party financial institution in an effort to strengthen our partnership program, which will result in a decrease in interest income in the range of $0.6 million annually. Going forward, we expect our strong cash flow and reduced borrowing levels to mitigate the reduction in interest income associated with the partner notes to produce slightly higher net interest expense in fiscal year 2005.

        Income taxes. The provision for income taxes reflects an effective federal and state tax rate of 36.82% for fiscal year 2004 compared with 37.25% in fiscal years 2003 and 2002. The reduction in our effective tax rate in fiscal year 2004 was primarily a result of the benefit of higher tax credits. Going forward, new interpretive accounting guidance will likely result in greater variability in our tax rate from quarter to quarter as circumstances on individual tax matters change. However, overall we anticipate that our effective tax rate will remain relatively flat or decrease slightly during fiscal year 2005.

Financial Position

        During fiscal year 2004, current assets decreased 7.3% to $34.6 million compared to $37.3 million as of the end of fiscal year 2003 as excess cash was used, in part, to fund capital expenditures, the Colorado acquisition, and to repay long-term debt. Notes receivable was reduced as a result of the outsourcing of our partner notes to a third party financial institution in the amount of $6.1 million. Net property, equipment and goodwill increased by 9.6% as a result of capital expenditures, drive-in acquisitions, and the addition of the capital lease for our new corporate office facilities, which combined with the reduction in current assets and notes receivable to produce a 6.7% increase in total assets to $518.6 million as of the end of fiscal year 2004.

        Total current liabilities increased $8.9 million or 22.2% during fiscal year 2004 as a result of a number of factors including obligations relating to the Colorado acquisition, an increase in health insurance and other accrued liabilities, franchise deposits and trade payables. The net increase in capital lease obligations of $12.6 million, which primarily relates to the lease obligation on the new headquarters building, was more than offset by the net repayment of long-term debt in the amount of $57.4 million. Overall, total liabilities decreased $36.8 million or 16.7% as a result of the items discussed above.

        Stockholders’ equity increased $69.4 million or 26.1% during fiscal year 2004 primarily resulting from earnings during the period of $63.0 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of fiscal year 2004, our debt-to-total capital ratio stood at 26.8%, down from 38.7% at the end of fiscal year 2003. For the twelve months ended August 31, 2004, return on average stockholder’s equity was 21.0% and return on average assets was 12.5%.

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $16.4 million or 18.2% to $106.7 million in fiscal year 2004 as compared to $90.2 million in fiscal year 2003, primarily as a result of an increase in operating profit before depreciation and amortization and the provision for deferred income taxes. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. We expect free cash flow to exceed $40 million for fiscal year 2005.

        We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. As of August 31, 2004, our outstanding borrowings under the line of credit were $14.1 million, at an effective borrowing rate of 4.5%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of August 31, 2004, was $110.2 million. We have long-term debt maturing in fiscal years 2005 and 2006 of $38.1 million and $22.2 million, respectively. We plan to refinance $30.0 million of long-term debt under our senior unsecured notes that will be maturing in April 2005 using amounts available under our line of credit. We also plan to extend the amounts maturing in 2006 under the line of credit. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

        As we announced in August 2004, our Board of Directors approved an increase in our share repurchase authorization and extended the program to December 31, 2005. We made approximately $3.1 million in share repurchases during fiscal year 2004, all of which were acquired during the fourth quarter. As of August 31, 2004, we had $60.0 million available under the program.

        We opened 21 newly constructed Partner Drive-Ins and acquired a net of 21 drive-ins from franchisees during fiscal year 2004. We funded total capital additions for fiscal year 2004 of $74.4 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures, from cash generated by operating activities, borrowings under our line of credit, and seller-provided financing for the Colorado acquisition. During fiscal year 2004, we purchased the real estate for 13 of the 45 newly constructed and acquired drive-ins. We also sold real estate for cash in the amount of $8.8 million relating to drive-ins previously sold to franchisees.

        We plan capital expenditures of approximately $60 to $70 million in fiscal year 2005, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, relocations of older drive-ins, store equipment and point of sale system upgrades, and enhancements to existing financial and operating information systems. We expect to fund these capital expenditures through cash flow from operations and borrowings under our existing line of credit.

        We entered into an agreement with certain franchisees during fiscal year 2003, which provides them with the option to sell 50 drive-ins to us anytime during the period commencing January 1, 2004 and ending June 30, 2005. We estimate that the cost of the acquisition, if it were to occur, would be in the range of $32 to $38 million and anticipate that the acquisition would be funded through operating cash flows and borrowings under our existing line of credit.

        As of August 31, 2004, our total cash balance of $8.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

Contractual Obligations and Commitments

        In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. Our commitments and obligations as of August 31, 2004 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-term debt	$82,169	$3,495	$61,478	$7,544	$9,652
Capital leases	63,930	5,011	9,810	9,488	39,621
Operating leases	105,617	9,329	18,586	17,836	59,866
Vendor purchase agreements	1,660	1,660	–	–	–

Total	$253,376	$19,495	$89,874	$34,868	$109,139

Impact of Inflation

        Though increases in labor, food or other operating costs could adversely affect our operations, we do not believe that inflation has had a material effect on income during the past several years.

Seasonality

        We do not expect seasonality to affect our operations in a materially adverse manner. Our results during the second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Partner and Franchise Drive-Ins.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this document contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on our financial statements. We evaluate our assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        Impairment of Long-Lived Assets. We review each drive-in for impairment when events or circumstances indicate it might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, we may be required to record impairment charges for these assets.

        Ownership Program/Allowance for Uncollectible Notes and Accounts Receivable. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which was previously financed by the Company. We outsourced the financing of partner notes to a third party in the fourth fiscal quarter of 2004. Supervisors and managers are not employees of Sonic or of the drive-in in which they have an ownership interest.

        The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions, which give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

        The net book value of a minority interest acquired by the Company in a Partner Drive-In is recorded as an investment in partnership, which results in a reduction in the minority interest liability on the Consolidated Balance Sheet. If the purchase price exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value results in a decrease in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill and investment, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of FAS 142, “Goodwill and Other Intangible Assets.”

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

We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as estimate potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each issue. In addition, our estimate of probable losses may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. Based on the information currently available, we believe that all claims currently pending are either covered by insurance or would not have a material adverse effect on our business or financial condition.

        Advertising. Under our license agreements, both Partner Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to the System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

        As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in our consolidated financial statements. However, all advertising contributions by Partner Drive-Ins are recorded as an expense in the Company’s financial statements.

        Revenue Recognition Related to Franchise Fees and Royalties. Initial franchise fees are nonrefundable and are recognized in income when we have substantially performed or satisfied all material services or conditions relating to the sale of the franchise. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between Sonic and the franchisee.

        Our franchisees are required under the provisions of the license agreements to pay Sonic royalties each month based on a percentage of actual net sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, we accrue royalty revenue in the month earned based on estimates of Franchise Drive-In sales. These estimates are based on actual sales at Partner Drive-Ins and projections of average unit volume growth at Franchise Drive-Ins.

        Income Taxes. We provide for income taxes based on our estimate of federal and state tax liability. In making this estimate, we consider the impact of legislative and judicial developments. As these developments evolve, we will update our estimate, which could result in an adjustment to the tax rate.

Forward-looking Statements

        This annual report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. We caution that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illness, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional and national economic conditions, weather, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new drive-ins will depend on various factors, including the availability of suitable sites for new drive-ins, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

        Our exposure to interest rate risk currently consists of our senior notes, outstanding line of credit, and notes receivable. The senior notes bear interest at fixed rates which average 6.8%. The aggregate balance outstanding under the senior notes as of August 31, 2004 was $59.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2004, the estimated fair value of the senior notes exceeded the carrying amount by approximately $1.6 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $14.1 million as of August 31, 2004. The impact on our results of operations of a one-point interest rate change on the outstanding balances under the line of credit as of the end of fiscal year 2004 would be approximately $0.1 million. We have made certain loans to our franchisees totaling $7.5 million as of August 31, 2004. The interest rates on these notes are generally between 7.8% and 10.5%. We believe the fair market value of these notes approximates their carrying amount.

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

        None.

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

Item 9B. Other Information

        No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2004 fiscal year which was not reported.

PART III

Item 10. Directors and Executive Officers of the Company

        Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Sonic has posted copies of the codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

        Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 day after August 31, 2004 (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the Proxy Statement under the caption “Report of Audit Committee.”

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

    10.07.        Form of Sonic Industries Inc. License Agreement (the Number 6NT License Agreement).

    10.08.        Form of Sonic Industries Inc. Area Development Agreement, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

    10.09.        Form of Sonic Industries Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

    10.10.        Form of General Partnership Agreement, Limited Liability Company Operating Agreement and Master Agreement, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-K for fiscal year ended August 31, 2003.

    10.11.        1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

    10.12.        1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

    10.13.        1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

    10.14.        Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

    10.15.        Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

    10.16.        Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

    10.17.        Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

    10.18.        Sonic Corp. 1995 Stock Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.*

    10.19.        Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

    10.20.        Employment Agreement with Ronald L. Matlock dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

    10.21.        Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

    10.22.        Employment Agreement with Michael A. Perry dated August 20, 2003, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended August 31, 2003. *

    10.23.        Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

    10.24.        Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

    10.25.        Employment Agreement with Carolyn C. Cummins dated April 29, 2004. *

    10.26.        Consulting Agreement with Pattye L. Moore dated September 10, 2004. *

    10.27.        Credit Agreement with Bank of America, N.A., dated April 23, 2003.

    10.28.        Note Purchase Agreement dated April 1, 1998, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

    10.29.        Form of 6.652% Senior Notes, Series A, due April 1, 2003, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s 10-Q for the fiscal quarter ended May 31, 1998.

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

    10.32.        2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

    10.33.        Note Purchase Agreement dated August 10, 2001, which the Company hereby incorporates by reference from Exhibit No. 10.34 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

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

    21.01.        Subsidiaries of the Company.

    23.01.        Consent of Independent Registered Public Accounting Firm.

    31.01.        Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

    31.02.        Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

    32.01.        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

    32.02.        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K

        The Company filed a report on Form 8-K on June 29, 2004, reporting its press release announcing results for the Company’s third fiscal quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma October 12, 2004

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$7,993	$13,210
Accounts and notes receivable, net	18,087	16,990
Net investment in direct financing leases	1,054	943
Inventories	3,551	2,713
Deferred income taxes	798	1,210
Prepaid expenses and other	3,100	2,246

Total current assets	34,583	37,312

Notes receivable, net	5,459	9,650

Net investment in direct financing leases	6,107	6,823

Property, equipment and capital leases, net	376,315	345,551

Goodwill, net	87,420	77,551

Trademarks, trade names and other intangibles, net	6,450	6,481

Other assets, net	2,299	2,751

Total assets	$518,633	$486,119

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2004	2003
	(In Thousands)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,695	$6,939
Deposits from franchisees	2,867	2,060
Accrued liabilities	32,552	29,614
Long-term debt and obligations under capital leases due within one year	6,006	1,574

Total current liabilities	49,120	40,187

Obligations under capital leases due after one year	38,020	26,437
Long-term debt due after one year	78,674	139,505
Other noncurrent liabilities	8,231	7,863
Deferred income taxes	9,826	6,729
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares authorized; shares issued
74,617,554 in 2004 and 73,770,840 in 2003	746	738
Paid-in capital	105,012	95,300
Retained earnings	351,402	288,387

	457,160	384,425
Treasury stock, at cost; 15,098,687 shares in 2004 and 14,945,898 shares in
2003	(122,398)	(119,027)

Total stockholders' equity	334,762	265,398

Total liabilities and stockholders' equity	$518,633	$486,119

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2004	2003	2002
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$449,585	$371,518	$330,707
Franchise Drive-Ins:
Franchise royalties	77,518	66,431	61,392
Franchise fees	4,958	4,674	4,020
Other	4,385	4,017	4,043

	536,446	446,640	400,162

Costs and expenses:
Partner Drive-Ins:
Food and packaging	118,073	96,568	85,838
Payroll and other employee benefits	135,880	110,009	95,085
Minority interest in earnings of Partner Drive-Ins	19,947	14,398	14,864
Other operating expenses	84,959	70,789	61,270

	358,859	291,764	257,057

Selling, general and administrative	38,270	35,426	33,444
Depreciation and amortization	32,528	29,223	26,078
Provision for impairment of long-lived assets and other	675	727	1,261

	430,332	357,140	317,840

Income from operations	106,114	89,500	82,322

Interest expense	7,684	7,464	7,406
Interest income	(1,306)	(1,248)	(1,087)

Net interest expense	6,378	6,216	6,319

Income before income taxes	99,736	83,284	76,003
Provision for income taxes	36,721	31,023	28,311

Net income	$63,015	$52,261	$47,692

Basic income per share	$1.06	$.89	$.79

Diluted income per share	$1.02	$.86	$.75

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Shares	Amount
	(In Thousands)

Balance at August 31, 2001	31,914	$319	$78,427	$188,434	5,029	$(66,461)

Exercise of common stock options	512	5	4,823	–	–	–
Tax benefit related to exercise of
employee stock options	–	–	3,474	–	–	–
Purchase of treasury stock	–	–	–	–	1,033	(26,043)
Three-for-two stock split	16,052	161	(161)	–	2,675	–
Net income	–	–	–	47,692	–	–

Balance at August 31, 2002	48,478	485	86,563	236,126	8,737	(92,504)

Exercise of common stock options	703	7	5,671	–	–	–
Tax benefit related to exercise of
employee stock options	–	–	3,312	–	–	–
Purchase of treasury stock	–	–	–	–	1,227	(26,523)
Net income	–	–	–	52,261	–	–

Balance at August 31, 2003	49,181	492	95,546	288,387	9,964	(119,027)

Exercise of common stock options	592	6	5,608	–	–	–
Tax benefit related to exercise of
employee stock options	–	–	4,106	–	–	–
Purchase of treasury stock	–	–	–	–	148	(3,371)
Three-for-two stock split	24,845	248	(248)	–	4,987	–
Net income	–	–	–	63,015	–	–

Balance at August 31, 2004	74,618	$746	$105,012	$351,402	15,099	$(122,398)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2004	2003	2002
	(In Thousands)
Cash flows from operating activities
Net income	$63,015	$52,261	$47,692
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	32,060	28,542	25,531
Amortization	468	681	547
Gains on dispositions of assets	(868)	(1,149)	(179)
Amortization of franchise and development fees	(4,839)	(4,675)	(4,020)
Franchise and development fees collected	4,974	4,791	4,116
Provision for deferred income taxes	3,509	1,277	2,895
Provision for impairment of long-lived assets	675	727	1,261
Tax benefit related to exercise of employee stock options	4,106	3,312	3,474
Other	145	(141)	380
(Increase) decrease in operating assets:
Accounts and notes receivable	(737)	(3,291)	(1,152)
Inventories and prepaid expenses	(1,691)	1,666	(2,530)
Increase (decrease) in operating liabilities:
Accounts payable	1,389	1,098	(1,235)
Accrued and other liabilities	4,452	5,112	6,703

Total adjustments	43,643	37,950	35,791

Net cash provided by operating activities	106,658	90,211	83,483

Cash flows from investing activities
Purchases of property and equipment	(57,728)	(54,417)	(50,572)
Acquisition of businesses, net of cash received	(8,518)	(35,557)	(20,505)
Investments in direct financing leases	(539)	(654)	(893)
Collections on direct financing leases	1,124	1,074	810
Proceeds from dispositions of assets	18,505	9,151	4,072
(Increase) decrease in intangibles and other assets	434	(4,395)	(1,234)

Net cash used in investing activities	(46,722)	(84,798)	(68,322)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2004	2003	2002
	(In Thousands)
Cash flows from financing activities
Proceeds from long-term borrowings	$76,421	$171,523	$115,275
Payments on long-term debt	(141,978)	(141,310)	(115,083)
Purchases of treasury stock	(3,067)	(34,348)	(17,137)
Payments on capital lease obligations	(1,839)	(1,793)	(887)
Exercises of stock options	5,310	4,774	4,651

Net cash used in financing activities	(65,153)	(1,154)	(13,181)

Net increase (decrease) in cash and cash equivalents	(5,217)	4,259	1,980

Cash and cash equivalents at beginning of the year	13,210	8,951	6,971

Cash and cash equivalents at end of the year	$7,993	$13,210	$8,951

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $338, $481 and
$433, respectively)	$7,739	$7,996	$7,641
Income taxes (net of refunds)	29,869	24,002	19,190
Additions to capital lease obligations	16,098	16,783	137
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	1,656	1,352	1,650
Obligation to acquire treasury stock	–	–	8,729
Stock options exercised by stock swap	304	904	177
Store acquisitions financed through long-term notes	8,139	–	–

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

(In Thousands, Except Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service drive-ins in the United States and Mexico. It derives its revenues primarily from Partner Drive-In sales and royalty fees from franchisees. The Company also leases signs and real estate, and owns a minority interest in several Franchise Drive-Ins. The Company grants credit to its franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable and direct financing leases are collateralized by real estate or equipment.

From time to time, the Company purchases existing Franchise Drive-Ins with proven track records in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth. On April 1, 2002, the Company acquired 23 existing Franchise Drive-Ins located in the Wichita, Kansas market from a franchisee and other minority investors. The acquisitions were accounted for under the purchase method of accounting, with the results of operations of these drive-ins included with that of the Company’s commencing April 1, 2002. The Company’s cash acquisition cost, prior to post-closing adjustments, of approximately $19.4 million consisted of real estate ($10.7 million), equipment ($1.7 million) and goodwill ($7.0 million, which is expected to be fully deductible for tax purposes). The Company funded this acquisition through operating cash flows and borrowings under its bank line of credit.

On May 1, 2003, the Company acquired 51 existing drive-ins located in the San Antonio, Texas market from its franchisees for cash consideration of approximately $34.6 million, prior to post closing adjustments. The acquisitions were accounted for under the purchase method of accounting. The Company also entered into long-term lease agreements on each of the acquired drive-ins, which have future minimum rental payments aggregating $3.5 million annually. The following condensed balance sheet reflects the amount assigned to each major asset and liability category as of the acquisition date:

As of May 1, 2003
Current assets	$322
Property and equipment	7,250
Goodwill	26,995

Total assets acquired	$34,567

The Company did not assume any liabilities in connection with the acquisition and expects the amount assigned to goodwill to be fully deductible for tax purposes. The results of operations of these drive-ins were included with that of the Company’s commencing May 1, 2003. If the acquisition had been completed as of the beginning of fiscal year 2002, pro forma revenues, net income and basic and diluted earnings per share would have been as follows for the years ending August 31:

	2003	2002
Revenues	$475,052	$446,838

Net income	$53,235	$50,115

Net income per share:
Basic	$.91	$.83
Diluted	$.87	$.79

The Company completed the sale of 41 Partner Drive-Ins to franchisees during fiscal year 2003, the majority of which were located in developing markets. A total of eight drive-ins were sold in January 2003, eight were sold in April 2003, 15 were sold in May 2003, and the balance were sold at various times during fiscal year 2003. The Company recognized a net gain of $1.6 million in other revenues resulting from the dispositions of these drive-ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned, Partner Drive-Ins, organized as general partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the consolidated balance sheets to conform to the fiscal year 2004 presentation.

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

Inventories

Inventories consist principally of food and supplies that are carried at the lower of cost (first-in, first-out basis) or market.

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

Accounting for Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in. The Company’s primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in newly constructed drive-ins.

Assets held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and the fair value of the asset. The Company adopted the Statement effective September 1, 2002, which did not result in a material impact on its consolidated financial position or results of operations.

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

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, the Company accrues royalty revenue in the month earned based on estimates of Franchise Drive-In sales. These estimates are based on actual sales at Partner Drive-Ins and projections of average unit volume growth at Franchise Drive-Ins.

Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company’s products are expensed as incurred. Such costs amounted to $23,664, $19,665, and $16,544 for fiscal years 2004, 2003 and 2002, respectively.

Under the Company’s license agreements, both Partner Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities. As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Partner Drive-Ins are recorded as expense on the Company’s financial statements.

Cash Equivalents

Cash equivalents consist of highly liquid investments that mature in three months or less from date of purchase.

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

Year of Grant	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Life (years)
2004	3.8%	0.0%	45.6%	5.8
2003	3.2	0.0	46.3	5.7
2002	4.4	0.0	46.3	5.3

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

	2004	2003	2002
Net income, as reported	$63,015	$52,261	$47,692
Less stock-based compensation expense using the fair value
method, net of related tax effects	(4,984)	(4,460)	(3,828)

Pro forma net income	$58,031	$47,801	$43,864

Net income per share:
Basic:
As reported	$1.06	$.89	$.79

Pro forma	$.98	$.82	$.73

Diluted:
As reported	$1.02	$.86	$.75

Pro forma	$.94	$.79	$.69

Ownership Program

The Company’s drive-in philosophy stresses an ownership relationship with drive-in supervisors and managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which was previously financed by the Company. The Company outsourced the financing of partner notes to a third party in the fourth fiscal quarter of 2004. Supervisors and managers are not employees of the Company or of the drive-in in which they have an ownership interest.

The investments made by managers and supervisors in each partnership or limited liability company are accounted for as minority interests in the financial statements. The ownership agreements contain provisions, which give the Company the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the drive-in’s financial performance for the preceding 12 months, and is intended to approximate the fair value of a minority interest in the drive-in.

The net book value of a minority interest acquired by the Company in a Partner Drive-In is recorded as an investment in partnership, which results in a reduction in the minority interest liability on the Consolidated Balance Sheet. If the purchase price exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value results in a decrease in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill and investment, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of FAS 142.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. Previously, entities were generally consolidated by an enterprise when a controlling financial interest through ownership of a majority voting interest in the entity was obtained. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. In addition, FIN 46R added several new scope limitations, including one which provides that companies are not required to apply the Interpretation to an entity that meets the criteria to be considered a “business,” as defined in the Interpretation, unless certain conditions exist.

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We have performed a review of the franchisees and other entities with which we conduct business to identify ownership, contractual or other financial interests and determine if any of these entities require further evaluation as potential VIEs. Based on our review and analysis, we have determined that each of these entities either meet the criteria to be considered a “business,” and therefore will not be subject to the Interpretation due to the “business scope” exception or would not be considered a significant variable interest.

In performing our review, we specifically addressed four conditions, which if met, might preclude a franchise from being considered a “business.” These conditions are (1) whether Sonic or its related parties participated significantly in the design or redesign of the entity, (2) whether the franchise entities were designed so that substantially all of their activities either involve or are conducted on behalf of Sonic, (3) whether Sonic and its related parties provide more than half of the equity, subordinated debt and other forms of subordinated financial support to the entity based on an analysis of the fair values of the interests in the franchisees, and (4) whether the activities of the franchise entities are primarily related to securitizations, other forms of asset-backed financing, or single-lessee leasing arrangements. We concluded that Sonic does not meet conditions one, two or four in any case and does not meet the third condition in most cases. However, there are a few instances where Sonic does provide more than half of the subordinated financial support to franchise entities, primarily in the form of loans. In these instances, Sonic is not required to determine if the franchise entities are VIEs since the interests in those entities would not be significant variable interests, as discussed in paragraph 6 of FIN 46R.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation which includes the prospective method, modified prospective method and retroactive restatement method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of the annual disclosure and voluntary transition requirements of SFAS No. 148 is required for annual financial statements issued for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for its stock-based employee compensation plans in accordance with APB 25. See “Stock-Based Compensation” in Note 1 for a further discussion.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2004	2003	2002
Numerator:
Net income	$63,015	$52,261	$47,692

Denominator:
Weighted average shares outstanding - basic	59,313,614	58,465,029	60,233,283
Effect of dilutive employee stock options	2,340,687	2,444,669	3,076,841

Weighted average shares - diluted	61,654,301	60,909,698	63,310,124

Net income per share - basic	$1.06	$.89	$.79

Net income per share - diluted	$1.02	$.86	$.75

Anti-dilutive employee stock options excluded	259,382	933,774	157,209

See Note 12 for information regarding shares available for grant under the 2001 Sonic Corp. Stock Option Plan and the 2001 Sonic Corp. Directors' Stock Option Plan.

3. Impairment of Long-Lived Assets

As of August 31, 2004 and 2003, the Company had identified certain underperforming drive-ins whose operating results indicated that certain assets of these drive-ins might be impaired. The buildings and improvements of these drive-ins had combined carrying amounts of $4,747 and $2,786 respectively. During fiscal years 2004 and 2003, the Company performed quarterly analyses of these and other drive-ins that had incurred operating losses. As a result of these analyses, the Company determined that certain drive-ins with then-existing carrying amounts of $1,021 and $1,214, respectively, were impaired and wrote them down by $675 and $727, respectively, to their fair values. Management’s estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of August 31, 2004 are expected to be recovered. However, it is reasonably possible that the estimate of cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2004 and 2003:

	2004	2003
Royalties and other trade receivables	$9,042	$8,052
Notes receivable – current	1,812	3,061
Other	7,489	6,410

	18,343	17,523
Less allowance for doubtful accounts and notes receivable	256	533

	$18,087	$16,990

Notes receivable – noncurrent	$5,729	$10,274
Less allowance for doubtful notes receivable	270	624

	$5,459	$9,650

The Company collects royalties from franchisees and provides for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends.

During fiscal year 2004, the Company outsourced the financing of partner notes to a third-party financial institution, which resulted in a $6.1 million reduction in notes receivable.

As of August 31, 2004 and 2003, notes receivable from one franchisee totaled $3,404 and $3,370 respectively. The underlying drive-in assets collateralize these notes.

5. Goodwill, Intangibles and Other Assets

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $2,505 and $2,399 at August 31, 2004 and 2003, respectively. Accumulated amortization related to these intangible assets was $2,099 and $1,962 at August 31, 2004 and 2003, respectively. The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2004 and 2003.

Aggregate amortization expense related to intangible assets was $185 and $420 in fiscal years 2004 and 2003, respectively. Estimated amortization expense for the next five fiscal years beginning with fiscal year 2005 is as follows:

For the year ending August 31, 2005	$134
For the year ending August 31, 2006	$105
For the year ending August 31, 2007	$85
For the year ending August 31, 2008	$26
For the year ending August 31, 2009	$26

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2004 and 2003 were as follows:

	2004	2003
Balance as of September 1,	$77,551	$46,826
Goodwill acquired during the year	11,374	28,640
Impairment losses	–	–
Goodwill (disposed of) acquired related to the acquisitions and
dispositions of minority interests in Partner Drive-Ins, net	(929)	2,340
Goodwill disposed of related to the sale of Partner Drive-Ins	(576)	(255)

Balance as of August 31,	$87,420	$77,551

6. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next 15 years. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. These options enable the Company to retain use of properties in desirable operating areas.

Certain Partner Drive-Ins lease land and buildings from third parties. These leases, which expire over the next 20 years, include provisions for contingent rentals that may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the buildings portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2004 and 2003:

	2004	2003
Minimum lease payments receivable	$10,313	$11,625
Less unearned income	3,152	3,859

Net investment in direct financing leases	7,161	7,766
Less amount due within one year	1,054	943

Amount due after one year	$6,107	$6,823

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2004 are as follows:

	Operating	Direct Financing
Year ending August 31:
2005	$730	$1,982
2006	730	1,971
2007	714	1,912
2008	744	1,755
2009	750	1,240
Thereafter	4,976	1,453

	8,644	10,313
Less unearned income	–	3,152

	$8,644	$7,161

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2004 and 2003:

	2004	2003
Total minimum lease payments	$63,937	$44,533
Less amount representing interest averaging 13.1% in 2004 and 13.9% in 2003	23,406	16,604

Present value of net minimum lease payments	40,531	27,929
Less amount due within one year	2,511	1,492

Amount due after one year	$38,020	$26,437

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2004 are as follows:

	Operating	Capital
Year ending August 31:
2005	$9,329	$5,018
2006	9,361	4,973
2007	9,225	4,837
2008	9,052	4,712
2009	8,784	4,776
Thereafter	59,866	39,621

	105,617	63,937
Less amount representing interest	–	23,406

	$105,617	$40,531

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2004	2003	2002
Operating leases:
Minimum rentals	$9,292	$8,118	$6,574
Contingent rentals	254	232	145
Sublease rentals	(596)	(321)	(407)
Capital leases:
Contingent rentals	789	658	684

	$9,739	$8,687	$6,996

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2004 was $3,220.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2004 and 2003:

	Estimated Useful Life	2004	2003
Property and equipment:
Home office:
Land and leasehold improvements	Life of lease	$3,011	$3,762
Computer and other equipment	2 - 5 yrs	29,188	25,972
Drive-ins, including those leased to others:
Land		113,778	105,883
Buildings	15 - 25 yrs	199,578	185,747
Equipment	5 - 7 yrs	119,971	114,170

Property and equipment, at cost		465,526	435,534
Less accumulated depreciation		126,998	115,933

Property and equipment, net		338,528	319,601

Capital Leases:
Leased home office building	Life of lease	9,321	–
Leased drive-in buildings and equipment under capital leases,
including those held for sublease	Life of lease	36,320	31,943
Less accumulated amortization		7,854	5,993

Capital leases, net		37,787	25,950

Property, equipment and capital leases, net		$376,315	$345,551

Land, buildings and equipment with a carrying amount of $39,671 at August 31, 2004 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $6,713 at August 31, 2004. As of August 31, 2004, the Company had drive-ins under construction with costs to complete which aggregated $4,818.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2004 and 2003:

	2004	2003
Wages and other employee benefits	$5,751	$3,881
Taxes, other than income taxes	10,904	10,107
Income taxes payable	4,841	5,583
Accrued interest	2,920	2,975
Minority interest in consolidated drive-ins	2,012	1,917
Other	6,124	5,151

	$32,552	$29,614

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2004 and 2003:

	2004	2003
Senior unsecured notes (A)	$30,000	$30,000
Borrowings under line of credit (B)	14,075	79,340
Senior unsecured notes (C)	29,000	30,000
Other	9,094	247

	82,169	139,587
Less long-term debt due within one year	3,495	82

Long-term debt due after one year	$78,674	$139,505

(A)	The Company has $30,000 of senior unsecured Series B notes maturing in April 2005. The Company has the intent and the ability to refinance the $30,000 maturing in 2005 through availability under its line of credit and has classified that amount as long-term debt as of August 31, 2004 on the consolidated balance sheet. Interest is payable semi-annually and accrues at 6.76%. The related agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to total capital and fixed charge coverage and limits additional borrowings.

(B)	The Company has an agreement with a group of banks that provides for a $125,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2006. The Company plans to use the line of credit to finance the opening of newly-constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock, retirement of senior notes and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank’s prime rate or, at the Company’s option, LIBOR plus 0.50% to 1.25%. In addition, the Company pays an annual commitment fee ranging from .125% to .25% on the unused portion of the line of credit. As of August 31, 2004, the Company’s effective borrowing rate was 4.5%. As of August 31, 2004 there were $676 in letters of credit outstanding under the line of credit. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions and dispositions of businesses.

(C)	The Company has $29,000 of senior unsecured notes with $4,000 of Series A notes maturing in August 2008 and $25,000 of Series B notes maturing in August 2011. Interest is payable semi-annually and accrues at 6.58% for the Series A notes and 6.87% for the Series B notes. Required annual prepayments amount to $1,000 from August 2004 to August 2007 on the Series A notes and $3,571 from August 2005 to August 2010 on the Series B notes. The Company has the intent and the ability to refinance the required annual prepayments in 2005 through availability under its line of credit and has classified those amounts as long-term debt as of August 31, 2004 on the consolidated balance sheet. The related agreement requires, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage.

Maturities of long-term debt for each of the five years after August 31, 2004 are $3,495 in 2005, $56,724 in 2006, $4,754 in 2007, $3,766 in 2008, $3,778 in 2009 and $9,652 thereafter.

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2004 and 2003:

	2004	2003
Minority interest in consolidated drive-ins	$4,339	$4,117
Deferred area development fees	1,108	1,147
Other	2,784	2,599

	$8,231	$7,863

11.  Income Taxes

The components of the provision for income taxes consist of the following for the years ended August 31:

	2004	2003	2002
Current:
Federal	$30,980	$27,126	$23,690
State	2,232	2,620	1,726

	33,212	29,746	25,416

Deferred:
Federal	3,050	1,110	2,517
State	459	167	378

	3,509	1,277	2,895

Provision for income taxes	$36,721	$31,023	$28,311

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2004	2003	2002
Amount computed by applying a tax rate of 35%	$34,908	$29,149	$26,601
State income taxes (net of federal income tax benefit)	1,749	1,812	1,368
Other	64	62	342

Provision for income taxes	$36,721	$31,023	$28,311

Deferred tax assets and liabilities consist of the following at August 31, 2004 and 2003:

	2004	2003
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$77	$314
Property, equipment and capital leases	326	326
Accrued litigation costs	119	93
Accrued liabilities	(432)	–
Deferred income from affiliated technology fund	710	479
Other	(2)	(2)

Current deferred tax assets, net	$798	$1,210

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to
capitalization and amortization	$(2,705)	$(2,569)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends for
financial and tax reporting purposes	(6,040)	(4,862)
State net operating losses	3,460	3,112
Property, equipment and capital leases	(3,732)	(1,301)
Allowance for doubtful accounts and notes receivable	201	238
Deferred income from affiliated franchise fees	1,239	1,083
Accrued liabilities	1,131	331
Intangibles and other assets	164	152
Other	(84)	199

	(6,366)	(3,617)
Valuation allowance	(3,460)	(3,112)

Noncurrent deferred tax liabilities, net	$(9,826)	$(6,729)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$3,967	$3,215
Deferred tax liabilities	(12,995)	(8,734)

Net deferred tax liabilities	$(9,028)	$(5,519)

State net operating loss carryforwards expire generally beginning in 2010. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2004 and 2003.

12. Stockholders’ Equity

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

On April 30, 2004, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 24,845,132 shares of common stock were issued on May 21, 2004 in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $248 was reclassified from paid-in capital to common stock.

All references in the accompanying consolidated financial statements to weighted average numbers of shares outstanding, per share amounts and Stock Purchase Plan and Stock Options share data have been adjusted to reflect the stock splits on a retroactive basis.

Stock Purchase Plan

The Company has an employee stock purchase plan for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase under this plan is limited to 759,375 shares. The purchase price will be between 85% and 100% of the stock’s fair market value and will be determined by the Company’s board of directors.

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

Under the 2001 Employee Plan, the Company is authorized to grant options to purchase up to 4,050,000 shares of the Company’s common stock to employees of the Company and its subsidiaries. Under the 2001 Directors’ Plan, the Company is authorized to grant options to purchase up to 675,000 shares of the Company’s common stock to the Company’s independent directors. At August 31, 2004, 1,082,857 shares were available for grant under the 2001 Employee Plan and 425,250 shares were available for grant under the 2001 Director’s Plan. The exercise price of the options to be granted is equal to the fair market value of the Company’s common stock on the date of grant. Unless otherwise provided by the Company’s Compensation Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of 30 days after termination of employment or ten years after the date of grant.

A summary of the Company’s stock option activity (adjusted for the stock splits), and related information was as follows for the years ended August 31:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	5,949,084	$9.93	6,274,796	$8.22	6,628,365	$6.66
Granted	743,135	21.39	878,552	17.57	808,280	18.23
Exercised	(846,746)	6.63	(1,054,362)	5.39	(909,962)	5.30
Forfeited	(70,151)	17.82	(149,902)	14.99	(251,887)	9.97

Outstanding—end of year	5,775,322	$11.79	5,949,084	$9.93	6,274,796	$8.22

Exercisable at end of year	4,271,690	$9.08	4,292,694	$7.36	4,480,329	$5.90

Weighted average fair value of
options granted during the year	$10.34		$8.30		$8.63

A summary of the Company’s options was as follows as of August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 8/31/2004	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable as of 8/31/2004	Weighted Average Exercise Price
$ 2.99 to $ 3.80	1,029,702	1.93	$3.59	1,029,702	$3.59
$ 4.35 to $ 8.56	1,218,623	4.43	$7.06	1,218,623	$7.06
$ 8.59 to $11.04	1,192,394	5.86	$10.05	1,192,394	$10.05
$13.64 to $18.13	1,156,961	8.22	$16.82	531,859	$16.29
$19.54 to $21.33	1,079,939	8.81	$20.55	299,112	$19.54
$21.41 to $22.33	97,703	9.50	$22.16	–	–

$ 2.99 to $22.33	5,775,322	5.94	$11.79	4,271,690	$9.08

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company’s common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. At August 31, 2004, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $3,070, $2,038, and $2,264 during fiscal years 2004, 2003 and 2002, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $6,934 at August 31, 2004 due to loss of employment in the event of a change in control (as defined in the contracts).

15.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of August 31, 2004, the total amount guaranteed under the GEC agreement was $4.6 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2004, the amount remaining under the guaranteed lease obligations totaled $3.1 million.

The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of August 31, 2004.

The Company entered into an agreement with certain franchisees during fiscal year 2003, which provides the franchisees with the option to sell 50 drive-ins to the Company anytime during the period commencing January 1, 2004 and ending June 30, 2005. The Company estimates that the cost of the acquisition, if it were to occur, would be in the range of $32 to $38 million and anticipates that the acquisition would be funded through operating cash flows and borrowings under its existing line of credit.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Income statement data:
Partner Drive-In sales	$99,745	$81,574	$94,105	$74,828	$121,630	$102,214	$134,105	$112,902	$449,585	$371,518
Other	18,963	17,011	17,490	15,524	24,312	20,391	26,096	22,196	86,861	75,122

Total revenues	118,708	98,585	111,595	90,352	145,942	122,605	160,201	135,098	536,446	446,640

Partner Drive-In operating expenses	79,852	64,873	76,320	60,628	95,723	78,587	106,964	87,676	358,859	291,764
Selling, general and administrative	9,121	8,222	9,083	8,418	9,914	9,483	10,152	9,303	38,270	35,426
Other	7,823	6,973	8,840	6,994	8,285	7,330	8,255	8,653	33,203	29,950

Total expenses	96,796	80,068	94,243	76,040	113,922	95,400	125,371	105,632	430,332	357,140

Income from operations	21,912	18,517	17,352	14,312	32,020	27,205	34,830	29,466	106,114	89,500

Interest expense, net	1,579	1,559	1,679	1,600	1,586	1,441	1,534	1,616	6,378	6,216

Income before income taxes	20,333	16,958	15,673	12,712	30,434	25,764	33,296	27,850	99,736	83,284
Provision for income taxes	7,574	6,317	5,838	4,735	11,337	9,597	11,972	10,374	36,721	31,023

Net income	$12,759	$10,641	$9,835	$7,977	$19,097	$16,167	$21,324	$17,476	$63,015	$52,261

Net income per share:
Basic	$.22	$.18	$.17	$.14	$.32	$.28	$.36	$.30	$1.60	$.89
Diluted	$.21	$.17	$.16	$.13	$.31	$.27	$.34	$.29	$1.02	$.86
Weighted average shares outstanding:
Basic	58,908	58,823	59,237	58,033	59,512	58,250	59,598	58,754	59,314	58,465
Diluted	61,194	61,457	61,689	60,444	61,832	60,796	61,902	60,941	61,654	60,910

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

Notes receivable—For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using interest rates that would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities.

As of August 31, 2004 and 2003, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable-rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2004 were $59,955 and $61,515, respectively, and at August 31, 2003 were $60,959 and $63,803, respectively.

18. Subsequent Events

Subsequent to August 31, 2004, the Company repaid the balance outstanding under its line of credit in the amount of $14,075.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful
accounts and notes
receivable
Year ended:
August 31, 2004	1,157	351	982	–	526
August 31, 2003	1,993	177	1,013	–	1,157
August 31, 2002	1,267	999	273	–	1,993

Accrued carrying costs
for drive-in closings and
disposals
Year ended:
August 31, 2004	774	–	576	–	198
August 31, 2003	946	145	317	–	774
August 31, 2002	675	793	522	–	946

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 12th day of November, 2004.

Sonic Corp.
By:	/s/ J. Clifford Hudson J. Clifford Hudson Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors, Chief Executive Officer and President	November 12, 2004
/s/ Stephen C. Vaughan Stepehn C. Vaughan, Principal Financial Officer	Vice President and Chief Financial Officer	November 12, 2004
/s/ Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Controller	November 12, 2004
/s/ Margaret M. Blair Margaret M. Blair	Director	November 12, 2004
/s/ Leonard Lieberman Leonard Lieberman	Director	November 12, 2004
/s/ Pattye L. Moore Pattye L. Moore	Director	November 12, 2004
/s/ Federico F. Peña Federico F. Peña	Director	November 12, 2004
/s/ H.E. Rainbolt H.E. Rainbolt	Director	November 12, 2004
/s/ Frank E. Richardson Frank E. Richardson	Director	November 12, 2004
/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	November 12, 2004
/s/ E. Dean Werries E. Dean Werries	Director	November 12, 2004

EXHIBIT INDEX

Exhibit Number and Description

10.07.	Form of Sonic Industries Inc. License Agreement (the Number 6NT License Agreement)
10.24.	Employment Agreement with Carolyn C. Cummins dated April 29, 2004*
10.25.	Consulting Agreement with Pattye L. Moore dated September 10, 2004*
10.27.	Credit Agreement with Bank of America, N.A., dated April 23, 2003
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Independent Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350