Form 10-Q
period 2004-11-30
SONIC CORP
filed 2005-01-07
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

As of November 30, 2004, the Registrant had 60,170,486 shares of common stock issued and outstanding (excluding 15,098,687 shares of common stock held as treasury stock).

SONIC CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) November 30, 2004	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,993	$7,993
Accounts and notes receivable, net	16,305	18,087
Other current assets	7,834	8,503

Total current assets	44,132	34,583

Property, equipment and capital leases	523,359	511,167
Less accumulated depreciation and amortization	(142,562)	(134,852)

Property, equipment and capital leases, net	380,797	376,315

Goodwill, net	87,873	87,420
Trademarks, trade names and other intangible assets, net	6,383	6,450
Investment in direct financing leases and noncurrent portion of notes receivable	8,656	11,566
Other assets, net	2,136	2,299

Intangibles and other assets, net	105,048	107,735

Total assets	$529,977	$518,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,091	$7,695
Deposits from franchisees	3,522	2,867
Accrued liabilities	25,698	27,711
Income taxes payable	7,277	4,841
Obligations under capital leases and long-term debt due within one year	20,648	6,006

Total current liabilities	65,236	49,120

Obligations under capital leases due after one year	37,558	38,020
Long-term debt due after one year	49,586	78,674
Other noncurrent liabilities	18,542	18,057

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 100,000,000 shares authorized; 75,269,173 shares issued (74,617,554 shares issued at August 31, 2004)	753	746
Paid-in capital	113,298	105,012
Retained earnings	367,402	351,402

	481,453	457,160

Treasury stock, at cost; 15,098,687 common shares at November 30, 2004 and August 31, 2004	(122,398)	(122,398)

Total stockholders’ equity	359,055	334,762

Total liabilities and stockholders’ equity	$529,977	$518,633

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	(Unaudited) Three months ended November 30,
	2004	2003
Revenues:
Partner Drive-In sales	$120,211	$99,745
Franchise Drive-Ins:
Franchise royalties	20,106	17,134
Franchise fees	935	1,034
Other	975	795

	142,227	118,708
Cost and expenses:
Partner Drive-Ins:
Food and packaging	32,573	26,204
Payroll and other employee benefits	36,965	30,196
Minority interest in earnings of Partner Drive-Ins	4,579	3,721
Other operating expenses	23,667	19,731

	97,784	79,852

Selling, general and administrative	9,493	9,121
Depreciation and amortization	8,406	7,823

	115,683	96,796

Income from operations	26,544	21,912

Interest expense	1,779	1,921
Interest income	(174)	(342)

Net interest expense	1,605	1,579

Income before income taxes	24,939	20,333
Provision for income taxes	8,939	7,574

Net income	$16,000	$12,759

Net income per share – basic	$.27	$.22

Net income per share – diluted	$.26	$.21

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Three months ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,000	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,406	7,823
Tax benefit related to exercise of employee stock options	2,882	1,071
Other	650	(258)
Increase in operating assets	1,329	1,138
Increase (decrease) in operating liabilities	1,654	(907)

Total adjustments	14,921	8,867

Net cash provided by operating activities	30,921	21,626

Cash flows from investing activities:
Purchases of property and equipment	(14,147)	(14,428)
Proceeds from collection of long-term notes receivable	3,845	—
Other	578	2,607

Net cash used in investing activities	(9,724)	(11,821)

Cash flows from financing activities:
Payments on long-term debt	(22,334)	(56,613)
Proceeds from long-term borrowings	8,250	40,235
Proceeds from exercise of stock options	5,412	1,603
Other	(525)	(1,435)

Net cash used in financing activities	(9,197)	(16,210)

Net increase (decrease) in cash and cash equivalents	12,000	(6,405)
Cash and cash equivalents at beginning of period	7,993	13,210

Cash and cash equivalents at end of period	$19,993	$6,805

Supplemental Cash Flow Information:
Additions to capital lease obligations	$—	$9,298

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2004. The results of operations for the three months ended November 30, 2004, are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Note 2

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2005 presentation.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2004	2003
Numerator:
Net income	$16,000	$12,759
Denominator:
Weighted average shares outstanding – basic	60,010	58,908
Effect of dilutive employee stock options	2,376	2,286

Weighted average shares – diluted	62,386	61,194

Net income per share – basic	$.27	$.22

Net income per share – diluted	$.26	$.21

Note 4

The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of November 30, 2004, the total amount guaranteed under the GEC agreement was $4.5 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 (continued)

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2004, the amount remaining under the guaranteed lease obligations totaled $3.9 million.

The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of November 30, 2004.

Note 5

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended November 30,
	2004	2003
Net income, as reported	$16,000	$12,759
Less stock-based compensation expense using the fair value method, net of related tax effects	(886)	(1,175)

Pro forma net income	$15,114	$11,584

Net income per share:
Basic:
As reported	$.27	$.22

Pro forma	$.25	$.20

Diluted:
As reported	$.26	$.21

Pro forma	$.24	$.19

In December 2004, the Financial Accounting Standards Board issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company is required to adopt the provisions of SFAS 123(R) as of the beginning of its fiscal year 2006 and is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application.

Note 6

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7

In October 2004, legislation was signed into law retroactively reinstating the Work Opportunity Tax Credit as of January 1, 2004. As a result, the Company recognized a cumulative adjustment to the income tax provision in the first quarter of fiscal year 2005 relating to the benefit of the reinstated tax credit. The provision for income taxes reflects a reduction in the effective federal and state tax rate to 35.8% for the first quarter of fiscal year 2005 as compared to 37.25% in the same period of 2004, primarily as a result of the tax credit reinstatement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States and also has a small number of Franchise Drive-Ins in Mexico. As of November 30, 2004, the Sonic system was comprised of 2,917 drive-ins, of which 544 were Partner Drive-Ins and 2,373 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Partner Drive-In sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate. In addition, we also own and receive income from a minority interest in a few Franchise Drive-Ins.

Costs of Partner Drive-In sales, including minority interest in earnings of drive-ins, relate directly to Partner Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to both Partner Drive-In operations, as well as the Company’s franchising operations. Our revenues and expenses are directly affected by the number and sales volumes of Partner Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings.

Overview of Business Performance. Our strong business performance continued during our first fiscal quarter ended in November. Net income increased 25.4% and earnings per share increased 23.8% to $0.26 per diluted share. We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;

•	Increased franchising income stemming from the solid same-store sales growth and our unique ascending royalty rate;

•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;

•	Operating leverage at both the drive-in level and the corporate level; and

•	The use of excess operating cash flow for franchise acquisitions and share repurchases.

The following table provides information regarding the number of Partner Drive-Ins and Franchise Drive-Ins in operation as of the end of the periods indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Partner and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

System-Wide Performance

($ in thousands)

	Three months ended November 30,
	2004	2003
Percentage increase in sales	15.2%	13.6%

System-wide drive-ins in operation:
Total at beginning of period	2,885	2,706
Opened	34	38
Closed (net of re-openings)	(2)	(1)

Total at end of period	2,917	2,743

Core markets	2,076	1,990
Developing markets	841	753

All markets	2,917	2,743

Average sales per drive-in:
Core markets	$251	$233
Developing markets	217	197
All markets	242	223

Change in same-store sales (1):
Core markets	8.0%	6.5%
Developing markets	8.6	5.2
All markets	8.1	6.2

(1)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 8.1% during the first quarter of fiscal year 2005, primarily as a result of traffic growth (the number of transactions) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening). We believe this strong sales performance was not only the result of generally more favorable industry and consumer conditions but was also a consequence of our specific sales driving initiatives including:

•	Growth in brand awareness through increased media spending and greater use of network cable advertising;

•	Strong promotions and new product news focused on quality and expanded choice for our customers; and

•	Continued growth of our business in non-traditional day parts including the morning and evening day parts, which increased significantly during the quarter.

During fiscal year 2005, our total system-wide media expenditures will be in excess of $120 million as compared to approximately $110 million in fiscal year 2004, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund, which is largely used for network cable television advertising, and anticipate growing this area of our advertising from approximately $32 million last year to almost $60 million in fiscal year 2005. We believe this will provide several benefits including the ability to target more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring additional depth to our marketing by expanding our media messages beyond our monthly promotions.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the last quarter, our new product offerings included a Philly Cheesesteak Toaster, Steak and Egg Burrito, Raspberry Limeade, two different varieties of a Double Patty Melt Toaster, a Caramel Apple Shake, a Fritos® Chili Cheese Wrap, and Extreme Tots. We will continue to have new product news in the coming months spanning the entire breadth of our product line and all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and more healthy alternatives.

We continue to be pleased with our progress towards penetrating the morning day part through our breakfast program, which began in the summer of 2000. We expanded the program, which features unique breakfast items as well as our entire menu all day long, to the remaining 50% of our drive-ins during the spring of 2003. As a result, sales during the morning day part have grown to approximately 12% of total sales. Our experience to this point continues to lead us to believe that breakfast is a gradual build requiring two to three years to achieve a desired level. We also continue to view breakfast as instrumental in helping us grow our average unit volumes from approximately $900 thousand to well over $1.0 million, more in the range of our larger competitors.

In addition to growth during the morning day part, we also experienced sales increases in every other day part during the first quarter, including dinner and evening business. In fact, every day part has seen an increase in sales over the past five quarters. The momentum in our evening business, which we saw during the summer with our Sonic Nights initiative, continued during the fall and we believe we have continued opportunity to grow our non-traditional day parts like afternoon and evening during the coming months.

One of the more positive developments over the last several quarters has been the performance of developing markets. System-wide same-store sales in developing markets have outpaced same-store sales in core markets, increasing 8.6% during the first quarter. We believe that this was due to increased spending on national cable, which has benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 29% of the store base, increased 9.9% during the first three months continuing the positive trend of the last year and slightly ahead of the average unit volume increase in core markets. The improved sales environment also helped offset the impact of higher commodity prices and produced strong growth in average unit profitability during the first three months of the year which translated into higher earnings for our franchisees and partners in our Partner Drive-Ins.

We opened 34 drive-ins during the first quarter, consisting of four Partner Drive-Ins and 30 Franchise Drive-Ins, as compared to 38 drive-in openings during the first quarter a year ago. However, we believe we remain on track to set another record this year with at least 200 new drive-ins opening. Openings, particularly on the franchise side, were impacted during the first quarter by persistent wet weather across many of our markets as well as the lingering effect of the summer hurricanes on development in many areas of Florida and the Southeast. Given the ongoing strength of our pipeline, we continue to expect approximately 170 new franchise drive-in openings this year including roughly 25 to 30 during the second quarter.

At our Partner Drive-Ins, we have put in place long-term initiatives designed to help us close the approximately $100,000 sales gap in average unit volumes between Partner Drive-Ins and Franchise Drive-Ins. To a large degree, this effort is modeled on the best practices of our top-volume Partner and Franchise Drive-Ins. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. During fiscal year 2004, this gap narrowed by 25% or approximately $30,000 per drive-in. That trend continued during the first quarter of fiscal year 2005 as same-store sales growth at Partner Drive-Ins outpaced same-store sales of Franchise Drive-Ins.

Over the past several years, we have completed the acquisition of several Franchise Drive-Ins in various markets including the acquisition of 51 drive-ins located in the San Antonio, Texas market in May 2003 and the acquisition of 22 drive-ins located in the Denver and Colorado Springs, Colorado markets in July 2004. The drive-ins acquired in Colorado performed well during the first quarter of fiscal year 2005, as did the previous acquisitions. We expect the Colorado acquisition to add approximately 4% to our revenue growth through June 2005 and to be accretive to earnings over time. We continue to view these types of acquisitions of core-market drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

Results of Operations

Revenues. Total revenues increased 19.8% to $142.2 million in the first fiscal quarter of 2005. The increase in revenues primarily relates to strong sales growth for Partner Drive-Ins and, to a lesser extent, Franchise Drive-Ins.

Revenues

($ in thousands)

	Three Months Ended November 30,		Increase/ (Decrease)	Percent Increase/ (Decrease)
	2004	2003
Revenues:
Partner Drive-In sales	$120,211	$99,745	$20,466	20.5%
Franchise revenues:
Franchise royalties	20,106	17,134	2,972	17.3
Franchise fees	935	1,034	(99)	(9.6)
Other	975	795	180	22.6

Total revenues	$142,227	$118,708	$23,519	19.8%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales

($ in thousands)

	Three months ended November 30,
	2004	2003
Partner Drive-In sales	$120,211	$99,745
Percentage increase	20.5%	22.3%

Drive-ins in operation:
Total at beginning of period	539	497
Opened	4	2
Acquired from (sold to) franchisees	2	—
Closed	(1)	—

Total at end of period	544	499

Average sales per drive-in	$223	$201
Percentage increase	11.2%	11.0%

Change in same-store sales (1)	10.3%	5.8%

(1)	Represents percentage change for drive-ins open for a minimum of 15 months.

Partner Drive-In sales increased $20.5 million in the first fiscal quarter of 2005, of which $10.8 million resulted from the net addition of 47 Partner Drive-Ins since the beginning of fiscal year 2004 ($11.4 million from the addition of newly constructed and acquired drive-ins less $0.6 million from drive-ins sold or closed during the period). Same-store sales increases of 10.3% accounted for $9.7 million of the increase.

During the first quarter of fiscal year 2005, same-store sales increases at Partner Drive-Ins exceeded the same-store sales performance of our franchisees. The increase in average unit volume was even stronger – growing 11.2% during the quarter as a result of continued strong performance from new store openings and the acquisition of higher volume drive-ins in Colorado. We continue to target at least a 2% to 4% same-store sales increase going forward. However, our second quarter is always our most volatile sales quarter because our results can be significantly impacted by weather. Additionally, in February we will be comparing against the benefit from the extra day of sales resulting from leap year in February 2004.

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

Franchise Information

($ in thousands)

	Three months ended November 30,
	2004	2003
Franchise fees and royalties (1)	$21,041	$18,168
Percentage increase	15.8%	13.6%

Franchise Drive-Ins in operation:
Total at beginning of period	2,346	2,209
Opened	30	36
Acquired from (sold to) company	(2)	—
Closed	(1)	(1)

Total at end of period	2,373	2,244

Franchise Drive-In sales	$581,937	$509,963
Percentage increase	14.1%	12.1%

Effective royalty rate	3.46%	3.36%

Average sales per Franchise Drive-In	$246	$228

Change in same-store sales (2)	7.6%	6.2%

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchising income, which consists of franchise royalties and franchise fees, increased 15.8% to $21.0 million in the first fiscal quarter of 2005.

Franchise royalties increased 17.3% to $20.1 million in the first fiscal quarter of 2005, compared to $17.1 million in the first fiscal quarter of 2004. Of the $3.0 million increase, approximately $1.9 million resulted from Franchise Drive-Ins’ same-store sales growth of 7.6% in the first fiscal quarter of 2005, combined with an increase in the effective royalty rate to 3.46% during the first fiscal quarter of 2005 compared to 3.36% during the same period in fiscal year 2004. Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees decreased slightly as franchisees opened 30 new drive-ins in the first fiscal quarter of 2005 as compared to 36 openings during the same period in fiscal year 2004. We believe this decline is reflective of the unusually wet weather that occurred across a number of our markets during the first quarter. However, our franchise development pipeline continues to strengthen and we believe we are on track for a record of approximately 170 drive-in openings by franchisees this fiscal year. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of these new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $9.0 million in incremental franchise income in fiscal year 2005.

Other revenues increased by $0.2 million during the first fiscal quarter of 2005 to $1.0 million compared to $0.8 million in the same period of fiscal year 2004. Looking forward, we expect other revenues to be in the range of $0.8 to $0.9 million per quarter for the remainder of fiscal year 2005.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 81.3% in the first fiscal quarter of 2005 compared to 80.1% in the same period of fiscal year 2004. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended November 30,
	2004	2003
Cost and expenses (1):
Partner Drive-Ins:
Food and packaging	27.1%	26.3%
Payroll and other employee benefits	30.7	30.3
Minority interest in earnings of Partner Drive-Ins	3.8	3.7
Other operating expenses	19.7	19.8

Total Partner Drive-In cost of operations	81.3%	80.1%

(1)	As a percentage of Partner Drive-In sales.

Food and packaging costs increased 0.8 percentage points during the first quarter of fiscal year 2005 as a result of upward pressure on most commodity costs, particularly beef, dairy and tomato costs. The price of tomatoes peaked in late November and early December 2004, and has returned to historical levels as of early January 2005. However, the pressure on commodity prices is expected to continue for the next several quarters, especially for protein-related commodities including beef and pork. As a result, we expect food and packaging costs to increase 0.5 to 0.75 percentage points in the next few quarters.

Labor costs increased by 0.4 percentage points during the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004. This increase was primarily a result of ongoing investment in drive-in level management, particularly higher staffing levels at the assistant manager level. We also made significant payments under our sales-based incentive program during the first fiscal quarter of 2005, however these payments were relatively flat as a percentage of sales. We continue to see very little increase in average wage rates, which were relatively flat for the quarter as compared to the same period of the prior year.

Looking forward, we will continue to benefit from a relatively flat average wage rate but we do expect to continue to invest in drive-in level management. However, we do not expect the magnitude to be as great as we experienced in the first quarter of fiscal year 2005 and if sales volume growth continues to be strong, it will likely mitigate most, if not all, of the pressure.

Minority interest, which reflects distributions to our store-level partners through our partnership program, increased by $0.9 million during the first fiscal quarter of 2005 reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in our overall success and we are pleased that profit distributions to our partners increased during the quarter. Looking forward, we continue to look for ways to increase the percentage of manager compensation that comes from the partnership program. We also believe that increased ownership by drive-in-level management will be a critical means to close the sales gap between Partner Drive-Ins and Franchise Drive-Ins. As a result, we expect that distributions will continue to increase. However, because we expect our restaurant-level margins to perhaps be slightly down in the coming quarters, we would likewise expect minority interest to remain relatively flat or to increase just slightly versus the prior year as a percentage of Partner Drive-In sales.

Other operating expenses improved by 0.1 percentage point during the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004. This improvement was primarily driven by the leverage of higher sales volumes. However, we are experiencing some cost increases including credit card charges resulting from the increase in credit card transactions by customers and higher repair and maintenance expenses resulting from a greater focus on the physical appearance of our drive-ins, both inside and outside. We expect that the increased credit card charges and repair and maintenance expenses will likely continue during fiscal year 2005 but anticipate that the benefit of operating at higher unit volumes will lead to an improvement in other operating expenses as a percentage of sales. As a result, we believe other operating expenses will be flat to slightly lower as a percentage of sales, on a year-over-year basis, going forward.

Selling, General and Administrative. Selling, general and administrative expenses increased 4.1% to $9.5 million during the first fiscal quarter of 2005 compared to the same period of fiscal year 2004. We continue to see leverage as the growth in these expenses was considerably less than the growth in revenues. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.7% in the first quarter of fiscal year 2005 compared to 7.7% in the first quarter of fiscal year 2004. We anticipate that these costs will increase in the range of 10% to 12% for fiscal year 2005 as compared to the prior year.

Depreciation and Amortization. Depreciation and amortization expense increased 7.5% to $8.4 million in the first quarter due in part to additional depreciation stemming from the Colorado acquisition, which will continue through June 2005. Capital expenditures, excluding acquisitions, were $14.1 million during the first three months of fiscal year 2005, in line with planned capital expenditures for fiscal year 2005 in the range of $60 to $70 million. We expect depreciation to grow by 8% to 9% for the year.

Interest Expense. Net interest expense was relatively flat in the first fiscal quarter, increasing 1.6% to $1.6 million as compared to the same period in fiscal year 2004. Strong cash flow from operations during the first quarter of fiscal year 2005 allowed us to repay the outstanding balance under the line of credit, which resulted in a decrease in interest expense for the period. However, the reduction in interest income relating to the outsourcing of our Partner notes to a third party financial institution more than offset the reduction in interest expense. Going forward, we expect interest income to decrease by approximately $150 thousand per quarter until we lap the disposition of Partner notes during the fourth quarter of fiscal year 2005.

Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 35.8% for the first quarter of fiscal year 2005 as compared to 37.25% in the same period of 2004. The rate decrease in the first quarter of 2005 resulted from a retroactive tax law change reinstating expired tax credits. Going forward, we expect our tax rate to vary from quarter to quarter, but to generally be in the range of 37%.

Financial Position

During the first three months of fiscal year 2005, current assets increased 27.6% to $44.1 million compared to $34.6 million as of the prior fiscal year end as a result of strong cash flow from operations. Net property and equipment increased slightly and was partially offset by a reduction in notes receivable, which combined with the increase in current assets to produce a 2.2% increase in total assets to $530.0 million as of the end of the first quarter of fiscal year 2005.

Total current liabilities increased $16.1 million or 32.8% during the first three months of fiscal year 2005 primarily as a result of the reclassification of $15.0 million in long-term debt maturing in April 2005, which the Company no longer expects to refinance due to excess cash on hand at the end of the reporting period. Similarly, long-term debt decreased $29.1 million or 37.0% as a result of the debt reclassification and as cash generated from operating activities was used to repay the outstanding balance under the line of credit. Overall, total liabilities decreased $12.9 million or 7.0% as a result of the items discussed above.

Shareholders’ equity increased $24.3 million or 7.3% during the first three months of fiscal year 2005 primarily resulting from earnings during the period of $16.0 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of the first fiscal quarter of 2005, our debt-to-total capital was 23.1%, down from 26.8% at the end of fiscal year 2004. For the twelve months ended November 30, 2004, return on average stockholders’ equity was 20.7% and return on average assets was 13.0%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $9.3 million or 43.0% to $30.9 million in the first three months of fiscal year 2005 as compared to $21.6 million in the same period of fiscal year 2004, primarily as a result of an increase in operating profit before depreciation and amortization and increases in operating liabilities. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow to exceed $40 million.

As we announced in August 2004, our Board of Directors approved an increase in our share repurchase authorization and extended the program to December 31, 2005. We did not repurchase any shares under the share repurchase program during the first fiscal quarter of 2005. As of November 30, 2004, we had approximately $60.0 million available under the program.

We opened four newly constructed Partner Drive-Ins and acquired two drive-ins from franchisees during the first fiscal quarter of 2005. During the first three months of this fiscal year, we used cash generated by operating activities to fund capital additions totaling $14.1 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the three months ended November 30, 2004, we purchased the real estate for five of the six newly constructed and acquired drive-ins.

We plan capital expenditures of approximately $60 to $70 million in fiscal year 2005, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, relocations of older drive-ins, store equipment upgrades, enhancements to existing financial and operating information systems, and tenant improvements for our new corporate office. We expect to fund these capital expenditures through borrowings under our existing unsecured revolving credit facility and cash flow from operations.

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

We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. We did not have any amounts borrowed under the line of credit as of November 30, 2004, however we did have $0.7 million in outstanding letters of credit. The amount available under the line of credit as of November 30, 2004, was $124.3 million. We have long-term debt maturing in fiscal years 2005 and 2006 of $38.1 million and $8.1 million, respectively. We plan to refinance $15.0 million and $4.6 million of long-term debt under our senior unsecured notes that will be maturing in April and August 2005, respectively, using amounts available under our line of credit. We also plan to extend the amounts maturing in 2006 under the line of credit. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2004 for additional information regarding our long-term debt.

As of November 30, 2004, our total cash balance of $20.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s form 10-K for the fiscal year ended August 31, 2004), the following policies involve a higher degree of risk, judgment and/or complexity.

Impairment of Long-Lived Assets. We review each drive-in for impairment when events or circumstances indicate it might be impaired. We test for impairment by comparing the estimated future cash flows expected to be generated by a drive-in, including its disposal, to the carrying amount to determine if the investment will be recovered. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the estimated fair value of the asset to its carrying amount. The estimated fair value of the asset is measured by calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return we expect to achieve from the investment in newly constructed drive-ins. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2004.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the fiscal quarter ended November 30, 2004, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

4	Second Amendment to Rights Agreement dated January 7, 2005, by and between Sonic Corp. and UMB Bank, N.A., as successor Rights Agent, which the Company incorporates by reference from Exhibit 4 to the Company’s Form 8-K filed on January 7, 2005.

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Form 8-K Reports.

The Company filed a report on Form 8-K on October 12, 2004 reporting its press release announcing results for the Company’s fourth quarter and fiscal year end August 31, 2004.

The Company filed a report on Form 8-K on September 10, 2004 reporting its press release announcing the resignation of Pattye L. Moore as President of the Registrant effective October 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Vice President
and Chief Financial Officer and Treasurer

Date: January 7, 2005

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350