Form 10-Q
period 2005-02-28
SONIC CORP
filed 2005-04-08
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2005

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
Yes X . No     .

        As of February 28, 2005, the Registrant had 60,360,110 shares of common stock issued and outstanding (excluding 15,098,687 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) February 28, 2005	August 31, 2004
Current assets:
Cash and cash equivalents	$16,235	$7,993
Accounts and notes receivable, net	15,806	18,087
Other current assets	7,127	8,503

Total current assets	39,168	34,583

Property, equipment and capital leases	544,735	511,167
Less accumulated depreciation and amortization	(150,187)	(134,852)

Property, equipment and capital leases, net	394,548	376,315

Goodwill, net	87,994	87,420
Trademarks, trade names and other intangible assets, net	6,401	6,450
Investment in direct financing leases and noncurrent portion of
notes receivable	8,566	11,566
Other assets, net	2,029	2,299

Intangibles and other assets, net	104,990	107,735

Total assets	$538,706	$518,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,559	$7,695
Deposits from franchisees	3,048	2,867
Accrued liabilities	24,160	27,711
Income taxes payable	1,871	4,841
Obligations under capital leases and long-term debt
due within one year	20,655	6,006

Total current liabilities	59,293	49,120

Obligations under capital leases due after one year	36,668	38,020
Long-term debt due after one year	49,594	78,674
Other noncurrent liabilities	18,236	18,057

Stockholders' equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares
authorized; 75,458,797 shares issued (74,617,554 shares
issued at August 31, 2004)	755	746
Paid-in capital	116,561	105,012
Retained earnings	379,997	351,402

	497,313	457,160
Treasury stock, at cost; 15,098,687 common shares (15,098,687
shares at August 31, 2004)	(122,398)	(122,398)

Total stockholders' equity	374,915	334,762

Total liabilities and stockholders' equity	$538,706	$518,633

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Partner Drive-In sales	$112,655	$94,105	$232,866	$193,850
Franchise Drive-Ins:
Franchise royalties	18,169	15,906	38,275	33,040
Franchise fees	874	833	1,809	1,867
Other	915	751	1,890	1,546

	132,613	111,595	274,840	230,303
Cost and expenses:
Partner Drive-Ins:
Food and packaging	29,415	24,505	61,988	50,709
Payroll and other employee benefits	34,910	29,527	71,875	59,723
Minority interest in earnings
of Partner Drive-Ins	4,048	3,693	8,627	7,414
Other operating expenses	23,309	18,595	46,976	38,326

	91,682	76,320	189,466	156,172

Selling, general and administrative	10,060	9,083	19,553	18,204
Depreciation and amortization	8,870	8,165	17,276	15,988
Provision for impairment of long-lived
assets	387	675	387	675

	110,999	94,243	226,682	191,039

Income from operations	21,614	17,352	48,158	39,264

Interest expense	1,712	1,989	3,491	3,910
Interest income	(180)	(310)	(354)	(652)
			>
Net interest expense	1,532	1,679	3,137	3,258

Income before income taxes	20,082	15,673	45,021	36,006
Provision for income taxes	7,487	5,838	16,426	13,412

Net income	$12,595	$9,835	$28,595	$22,594

Net income per share - basic	$.21	$.17	$.48	$.38

Net income per share - diluted	$.20	$.16	$.46	$.37

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Six months ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$28,595	$22,594
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	17,276	15,988
Tax benefit related to exercise of employee stock options	4,114	2,684
Other	1,091	839
(Increase) decrease in operating assets	2,168	(1,288)
Increase (decrease) in operating liabilities:
Accounts payable	2,057	584
Accrued and other liabilities	(6,738)	(9,966)

Total adjustments	19,968	8,841

Net cash provided by operating activities	48,563	31,435

Cash flows from investing activities:
Purchases of property and equipment	(38,407)	(30,340)
Proceeds from collection of long-term notes receivable	3,623	–
Other	2,140	2,525

Net cash used in investing activities	(32,644)	(27,815)

Cash flows from financing activities:
Payments on long-term debt	(22,327)	(67,376)
Proceeds from long-term borrowings	8,250	59,340
Proceeds from exercise of stock options	7,444	3,552
Other	(1,044)	(864)

Net cash used in financing activities	(7,677)	(5,348)

Net increase (decrease) in cash and cash equivalents	8,242	(1,728)
Cash and cash equivalents at beginning of period	7,993	13,210

Cash and cash equivalents at end of period	$16,235	$11,482

Supplemental Cash Flow Information:
Additions to capital lease obligations	$–	$9,298

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

        The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2004. The results of operations for the six months ended February 28, 2005, are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Note 2

        Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2005 presentation.

Note 3

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Numerator:
Net income	$12,595	$9,835	$28,595	$22,594
Denominator:
Weighted average shares outstanding - basic	60,263	59,237	60,136	59,073
Effect of dilutive employee stock options	2,525	2,452	2,451	2,369

Weighted average shares - diluted	62,788	61,689	62,587	61,442

Net income per share - basic	$.21	$.17	$.48	$.38

Net income per share - diluted	$.20	$.16	$.46	$.37

Note 4

        The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of February 28, 2005, the total amount guaranteed under the GEC agreement was $4.3 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

        The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2005, the amount remaining under the guaranteed lease obligations totaled $3.8 million.

        The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of February 28, 2005.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$12,595	$9,835	$28,595	$22,594
Less stock-based compensation expense
using the fair value method, net of related
tax effects	(1,322)	(1,075)	(2,208)	(2,250)

Pro forma net income	$11,273	$8,760	$26,387	$20,344

Net income per share:
Basic:
As reported	$.21	$.17	$.48	$.38

Pro forma	$.19	$.15	$.44	$.34

Diluted:
As reported	$.20	$.16	$.46	$.37

Pro forma	$.18	$.14	$.42	$.33

        In December 2004, the Financial Accounting Standards Board issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its fiscal year 2006. The Company is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application. The Company is also evaluating which valuation model is most appropriate.

Note 6

        The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 7

        The Company has $30.0 million of senior unsecured Series B notes maturing in April 2005. As of August 31, 2004, the Company intended to refinance the entire $30.0 million through availability under its line of credit and had classified that amount as long-term debt on its balance sheet. However, as a result of strong cash flow from operations for the first six months of fiscal year 2005, the Company now plans to repay $15.0 million of the amount maturing using cash on hand and has reclassified that amount as a current liability as of February 28, 2005. The Company expects to refinance the remaining $15.0 million using amounts available under its line of credit.

Note 8

        In October 2004, legislation was signed into law retroactively reinstating the Work Opportunity Tax Credit as of January 1, 2004. As a result, the Company recognized a cumulative adjustment to the income tax provision in the first quarter of fiscal year 2005 relating to the benefit of the reinstated tax credit. The provision for income taxes reflects a reduction in the effective federal and state tax rate to 36.5% for the first six months of fiscal year 2005 as compared to 37.3% in the same period of 2004, primarily as a result of the tax credit reinstatement.

Note 9

        On April 7, 2005, the Board of Directors approved an increase in the Company's share repurchase program from $60 million to $150 million and extended the program through August 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States and also has a small number of Franchise Drive-Ins in Mexico. As of February 28, 2005, the Sonic system was comprised of 2,934 drive-ins, of which 548 were Partner Drive-Ins and 2,386 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, salads, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Partner Drive-In sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate. In addition, we also own and receive income from a minority ownership interest in a few Franchise Drive-Ins.

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

        Overview of Business Performance. Our strong business performance continued during our second fiscal quarter ended in February 2005. Net income increased 28% and earnings per share increased 25% to $0.20 per diluted share. For the first half of fiscal 2005, net income increased 27% and earnings per share increased 24% to $0.46 per diluted share. We believe these results reflect our multi-layered growth strategy that features the following components:

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

System-Wide Performance
($ in thousands)

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Percentage increase in sales	13.3%	12.9%	14.2%	13.3%

System-wide drive-ins in operation:
Total at beginning of period	2,917	2,743	2,885	2,706
Opened	32	32	66	70
Closed (net of re-openings)	(15)	(2)	(17)	(3)

Total at end of period	2,934	2,773	2,934	2,773

Core markets	2,094	2,004	2,094	2,004
Developing markets	840	769	840	769

All markets	2,934	2,773	2,934	2,773

Average sales per drive-in:
Core markets	$232	$218	$483	$451
Developing markets	194	177	410	374
All markets	222	207	463	430

Change in same-store sales (1):
Core markets	6.5%	6.5%	7.2%	6.4%
Developing markets	8.8	6.9	8.6	5.9
All markets	7.0	6.6	7.5	6.3

(1)     Represents percentage change for restaurants open for a minimum of 15 months.

        System-wide same-store sales increased 7.0% during the second quarter of fiscal year 2005, primarily as a result of traffic growth (the number of transactions) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening). Given the continued strong sales performance and our confidence that the sales driving strategies we have in place will continue to positively impact our business, we are raising our sales guidance for the second half of fiscal 2005 to the 4% to 6% range. We believe our strong sales performance is not only the result of generally more favorable industry and consumer conditions, but is also a consequence of our specific sales driving initiatives including:

•	Growth in brand awareness through increased media spending and greater use of network cable advertising;
•	Strong promotions and new product news focused on quality and expanded choice for our customers;
•	Continued growth of our business in non-traditional day parts including the morning and evening day parts, which increased significantly during the quarter; and
•	Implementation of PAYS (Pay At Your Stall) Program at Partner Drive-Ins was completed during the second quarter.

        During fiscal year 2005, our total system-wide media expenditures will be in excess of $120 million as compared to approximately $110 million in fiscal year 2004, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund, which is largely used for network cable television advertising, and anticipate growing this area of our advertising from approximately $32 million last year to almost $60 million in fiscal year 2005. We believe this increased network cable advertising will provide several benefits including the ability to target more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring additional depth to our marketing by expanding our media messages beyond our monthly promotions.

        We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the second quarter, our new product offerings included a Smoky SuperSONIC® Cheeseburger and a Holiday M&M® Mint Blast, a new Chicken Smokehouse Club Wrap and a Sweetheart Blast™ in February. We will continue to have new product news in the coming months spanning the entire breadth of our product line and all designed to meet customers’ evolving taste preferences, including the growing desire for fresh, quality product offerings and more healthy alternatives.

        We continue to be pleased with our progress towards penetrating the morning day part through our breakfast program, which has been offered in all drive-ins since the spring of 2003. Sales during the morning day part have grown to approximately 12% of total sales. We also continue to view breakfast as instrumental in helping us grow our annual average unit volumes to well over $1.0 million, more in the range of our larger competitors.

        In addition to growth during the morning day part, we experienced sales increases in every other day part during the second quarter, including dinner and evening business. Every day part has seen an increase in sales in each of the past five quarters. The momentum in our evening business, which we experienced during the summer with our Sonic Nights initiative, continued during the fall and winter and we believe we have continued opportunity to grow our non-traditional day parts during the coming months.

        One of the more positive developments over the last several quarters has been the performance of developing markets. System-wide same-store sales in developing markets have outpaced same-store sales in core markets, increasing 8.8% during the second quarter and 8.6% for the first six months. We believe this increase was due to increased spending on national cable, which has benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 29% of the store base, increased 9.8% during the first six months continuing the positive trend of the last year and well ahead of the average unit volume increase in core markets. The improved sales environment helped offset the impact of higher commodity prices and produced strong growth in average unit dollar profit during the first six months of the year which translated into higher earnings for our franchisees and partners in our Partner Drive-Ins.

        We opened 32 drive-ins during the second quarter, consisting of six Partner Drive-Ins and 26 Franchise Drive-Ins, which was consistent with the total number of drive-in openings during the second quarter a year ago. For the first six months, we have opened 66 drive-ins compared to 70 during the first six months of last year. Openings, particularly on the franchise side, were impacted earlier in the year by persistent wet weather across many of our markets as well as the lingering effect of the summer hurricanes on development in many areas of Florida and the Southeast. Despite the cumulative effect of this slowdown on annual development output, we continue to believe we remain on track for approximately 200 new drive-in openings this fiscal year, including 50 to 55 during the third quarter of 2005.

        We completed the implementation of the PAYS Program at all of our Partner Drive-Ins during the second quarter. Under the PAYS Program, a credit card payment terminal is added to each drive-in stall to facilitate credit card transactions. Approximately 160 Partner Drive-Ins had PAYS installed in the fall of 2003. The remaining two-thirds of our Partner Drive-Ins had PAYS installed during the fall and winter of 2004. The Company began the rollout of the PAYS Program to Franchise Drive-Ins in February and expects to complete its system-wide implementation over the next 24 months. The average investment to install PAYS in a typical Sonic Drive-In is approximately $25,000. In evaluating an initiative that requires investment at the store-level, we typically target an “increased sales to investment ratio” of 1 to 1. It has been our experience that the installation of the PAYS Program has met and often exceeded this targeted sales to investment ratio.

Results of Operations

        Revenues. Total revenues increased 18.8% to $132.6 million in the second fiscal quarter of 2005 and 19.3% to $274.8 million for the first six months of fiscal 2005. The increase in revenues primarily relates to strong sales growth at Partner Drive-Ins and, to a lesser extent, increased franchising income from Franchise Drive-Ins.

Revenues
(In thousands)

	February 28, 2005	February 29, 2004	Increase/ (Decrease)	Percent Increase/ (Decrease)
Three months ended
Revenues:
Partner Drive-In sales	$112,655	$94,105	$18,550	19.7%
Franchise revenues:
Franchise royalties	18,169	15,906	2,263	14.2
Franchise fees	874	833	41	4.9
Other	915	751	164	21.8

Total revenues	$132,613	$111,595	$21,018	18.8%

Six months ended
Revenues:
Partner Drive-In sales	$232,866	$193,850	$39,016	20.1%
Franchise revenues:
Franchise royalties	38,275	33,040	5,235	15.8
Franchise fees	1,809	1,867	(58)	(3.1)
Other	1,890	1,546	344	22.3

Total revenues	$274,840	$230,303	$44,537	19.3%

        The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Partner Drive-In sales	$112,655	$94,105	$232,866	$193,850
Percentage increase	19.7%	25.8%	20.1%	23.9%

Drive-ins in operation:
Total at beginning of period	544	499	539	497
Opened	6	2	10	4
Acquired from (sold to) franchisees	(2)	2	–	2
Closed	–	–	(1)	–

Total at end of period	548	503	548	503

Average sales per drive-in	$208	$188	$431	$388
Percentage increase	10.4%	13.9%	10.8%	12.1%

Change in same-store sales (1)	9.8%	7.4%	10.0%	6.6%

(1)  Represents percentage change for restaurants open for a minimum of 15 months.

        Partner Drive-In sales increased $18.6 million in the second fiscal quarter of 2005, of which $9.5 million resulted from the net addition of 49 Partner Drive-Ins in the 15 months ending February 28, 2005 ($10.3 million from the addition of newly constructed and acquired drive-ins less $0.8 million from drive-ins sold or closed during the period). Same-store sales increases of 9.8% accounted for $9.1 million of the increase.

        During the first six months of fiscal year 2005, Partner Drive-In sales increased $39.0 million, which consisted of $20.2 million from the net addition of 49 Partner Drive-Ins in the 15 months ending February 28, 2005 ($21.5 million from the addition of newly constructed and acquired drive-ins less $1.3 million from drive-ins sold or closed during the period). Same-store sales increases of 10.0% accounted for $18.8 million of the increase.

        During the second quarter of fiscal year 2005, same-store sales increases at Partner Drive-Ins exceeded the same-store sales performance of our franchisees. The increase in average unit volume was even stronger – growing 10.4% during the quarter and 10.8% for the first six months as a result of continued strong performance from new store openings and the acquisition of higher volume drive-ins in Colorado. Effective July 1, 2005, we roll over the acquisition of the Colorado drive-ins which have accounted for approximately four percentage points of the growth in revenues since their acquisition and are expected to be accretive to earnings over time.

        As mentioned previously, we completed the implementation of the PAYS Program at all of our Partner Drive-Ins during the second quarter. Under the PAYS Program, a credit card payment terminal is added to each drive-in stall to facilitate credit card transactions. Approximately 160 Partner Drive-Ins had PAYS installed in the fall of 2003. The remaining two-thirds of our Partner Drive-Ins had PAYS installed during the fall and winter of 2004.

        At our Partner Drive-Ins, we have implemented long-term initiatives designed to close the approximately $100,000 sales gap in annual average unit volumes between Partner Drive-Ins and Franchise Drive-Ins. To a large degree, this effort is modeled on the best practices of our top-volume Partner and Franchise Drive-Ins. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. During fiscal year 2004, this gap narrowed by 25% or approximately $30,000 per drive-in. That trend remained evident in the first two quarters of fiscal year 2005 as same-store sales growth at Partner Drive-Ins outpaced same-store sales of Franchise Drive-Ins closing the gap by another $10,000.

        Over the past several years, we have completed several acquisitions of Franchise Drive-Ins in various markets including the acquisition of 51 drive-ins located in the San Antonio, Texas market in May 2003 and the acquisition of 22 drive-ins located in the Denver and Colorado Springs, Colorado markets in July 2004. The drive-ins acquired in Colorado performed well during the first six months of fiscal year 2005, as did the drive-ins acquired in previous acquisitions. We continue to view these types of acquisitions of core-market drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

        The following table reflects the growth in franchising income (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information
($ in thousands)

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Franchise fees and royalties (1)	$19,043	$16,739	$40,084	$34,907
Percentage increase	13.8%	14.3%	14.8%	13.9%

Franchise Drive-Ins in operation:
Total at beginning of period	2,373	2,244	2,346	2,209
Opened	26	30	56	66
Acquired from (sold to) company	2	(2)	–	(2)
Closed	(15)	(2)	(16)	(3)

Total at end of period	2,386	2,270	2,386	2,270

Franchise Drive-In sales	$533,982	$476,665	$1,115,078	$986,086
Percentage increase	12.0%	10.6%	13.1%	11.4%

Effective royalty rate	3.40%	3.33%	3.43%	3.35%

Average sales per Franchise Drive-In	$226	$211	$471	$439

Change in same-store sales (2)	6.3%	6.4%	7.0%	6.3%

(1)  See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

        Franchising income, which consists of franchise royalties and franchise fees, increased 13.8% to $19.0 million in the second fiscal quarter of 2005 and 14.8% to $40.1 million for the first six months of fiscal year 2005.

        Franchise royalties increased 14.2% to $18.2 million in the second quarter of 2005, compared to $15.9 million in the second fiscal quarter of 2004. Of the $2.3 million increase, approximately $1.5 million resulted from franchise same-store sales growth of 6.3% in the second fiscal quarter of 2005, combined with an increase in the effective royalty rate to 3.40% during the second fiscal quarter of 2005 compared to 3.33% during the same period in fiscal year 2004. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

        Franchise royalties increased 15.8% to $38.3 million in the first two fiscal quarters of 2005, compared to $33.0 million during the same period of the prior year. Of the $5.3 million increase, approximately $3.4 million resulted from Franchise Drive-Ins’ same-store sales growth of 7.0% in the first six months of fiscal year 2005, combined with an increase in the effective royalty rate to 3.43% during the first two fiscal quarters of 2005 compared to 3.35% during the same period in fiscal year 2004. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

        As mentioned previously, the Company began the rollout of the PAYS Program to Franchised Drive-Ins in February and expects to complete its system-wide implementation over the next 24 months. Under the PAYS Program, a credit card payment terminal is added to each drive-in stall to facilitate credit card transactions.

        Franchisees opened 26 new drive-ins in the second quarter and 56 new drive-ins for the first six months as compared to 30 openings in the second quarter of 2004 and 66 for the first six months of fiscal 2004. Openings were impacted by persistent wet weather earlier in the year across many of our markets as well as the lingering effect of the summer hurricanes on development in many areas of Florida and the Southeast. Despite the cumulative effect of this slowdown on annual development output, our franchise pipeline continues to strengthen and we believe we are on track to open approximately 170 Franchise Drive-Ins this fiscal year, including approximately 40 during the third quarter of 2005. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. During the second quarter, we experienced a higher number of franchise closings than normally occurs. These closings were primarily the result of two weaker franchise operators in two different markets. We believe that the closing of drive-ins by these two operating groups is not indicative of the Sonic brand’s success. Going forward, we have taken steps to strengthen the financial qualifications of new franchisees, which we believe will significantly mitigate this type of risk. In addition, we expect that many of these drive-ins may re-open under new franchisee ownership in the coming months. As a result of new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $9.0 to $10.0 million in incremental franchising income in fiscal year 2005.

        Other revenues, which are derived primarily from the selling and leasing of signs and real estate, increased by $0.1 million during the second fiscal quarter of 2005 to $0.9 million compared to $0.8 million in the same period of fiscal year 2004, and increased by $0.4 million during the first six months of fiscal year 2005 to $1.9 million compared to $1.5 million in the same period of the prior year. Looking forward, we expect other revenues to be in the range of $0.8 to $0.9 million per quarter for the remainder of fiscal year 2005.

        Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 81.4% in the second fiscal quarter of 2005 compared to 81.1% in the same period of fiscal year 2004, and increased to 81.4% for the first six months of 2005 compared to 80.6% for the same period of fiscal year 2004. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Cost and expenses (1):
Partner Drive-Ins:
Food and packaging	26.1%	26.0%	26.6%	26.2%
Payroll and other employee benefits	31.0	31.4	30.9	30.8
Minority interest in earnings of
Partner Drive-Ins	3.6	3.9	3.7	3.8
Other operating expenses	20.7	19.8	20.2	19.8

Total Partner Drive-In cost of operations	81.4%	81.1%	81.4%	80.6%

(1)  As a percentage of Partner Drive-In sales.

        Food and packaging costs increased by 0.1 percentage points during the second quarter of fiscal year 2005 and 0.4 percentage points during the first six months of fiscal year 2005 compared to the same periods of fiscal year 2004 as a result of upward pressure on most commodity costs, particularly beef, dairy and tomato costs. The increase in the second quarter was less than had been previously expected due to the moderation of increases in beef prices and the implementation of a 1% price increase in Partner Drive-Ins in early January. We have locked in our costs for beef, which represent approximately 14% of our food and packaging costs, through the end of the calendar year at slightly higher prices on a year-over-year basis. In addition, dairy costs, which represent approximately 13% of our food and packaging costs, have moderated in recent months. As a result of these positive developments, we expect that food and packaging costs, as a percentage of sales, will be relatively flat to slightly lower during the third and fourth quarters of fiscal year 2005.

        Labor costs decreased by 0.4 percentage points during the second quarter of fiscal year 2005 and increased by 0.1 percentage points for the first six months of fiscal year 2005 compared to the same periods of fiscal year 2004. We continued to make significant payments under our sales-based incentive program during the second fiscal quarter of 2005, however these higher payments were more than offset by the higher sales. Additionally, our assistant manager staffing levels remain at all-time highs, which should serve us well as we enter our seasonally higher sales months. We continue to believe that the investments we are making in our store-level management are a major driver of the strong sales performance at Partner Drive-Ins. We continue to see very little increase in average wage rates, which were relatively flat for the quarter as compared to the same period of the prior year.

        Looking forward, we plan to continue making additional investments in labor, but the leverage from strong sales and seasonally our highest volume months should offset the impact of these investments and produce flat to slightly lower labor costs, as a percentage of sales, on a year-over-year basis.

        Minority interest, which reflects distributions to our store-level partners through our partnership program, increased by $0.4 million during the second fiscal quarter of 2005 and by $1.2 million during the first six months of fiscal year 2005 compared to the same periods of fiscal year 2004, reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in our overall success and we are pleased that profit distributions to our partners increased during the quarter. Looking forward, because we expect our restaurant-level margins to be relatively flat in the coming quarters, we would likewise expect minority interest to remain relatively flat versus the prior year as a percentage of Partner Drive-In sales.

        Other operating expenses increased by 0.9 percentage points during the second quarter of fiscal year 2005 and increased by 0.4 percentage points in the first six months of 2005 compared to the same periods in fiscal year 2004. A portion of this deterioration came from a review of our accrual processes implemented as a part of our Sarbanes-Oxley compliance procedures. As a result of this review, we determined that our processes for accruing repair and maintenance invoices were inadequate resulting in a one-time catch-up accrual. We are also experiencing some cost increases for credit card charges resulting from the increase in credit card transactions by customers stemming from the success of the PAYS Program, as well as higher repair and maintenance expenses as we continue to increase our focus on the physical appearance of our drive-ins, both inside and outside. As a result of continuing increases in credit card charges and repair and maintenance expenses, we expect other operating expenses will likely continue to increase as a percentage of sales during the remainder of fiscal year 2005, but probably not to the magnitude of the second quarter and more in the 0.3 to 0.5 percentage point range.

        To summarize, we are expecting overall restaurant-level margins to be relatively flat to slightly improved during the remaining quarters of fiscal year 2005 on a year-over-year basis.

        Selling, General and Administrative. Selling, general and administrative expenses increased 10.8% to $10.1 million during the second fiscal quarter of 2005 compared to the same period of fiscal year 2004, and increased 7.4% to $19.6 million for the first six months of 2005 versus the same period of 2004. We continue to see leverage as the growth in these expenses was considerably less than the growth in revenues. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.6% in the second quarter of fiscal year 2005 compared to 8.1% in the second quarter of fiscal year 2004, and decreased to 7.1% for the first six months of fiscal year 2005 compared to 7.9% for the same period of 2004. We anticipate that these costs will increase in the range of 10% to 12% for fiscal year 2005 as compared to the prior year and will likely be near the higher end of this range as we incur additional expenses related to the costs of complying with Sarbanes-Oxley 404.

        Depreciation and Amortization. Depreciation and amortization expense increased 8.6% to $8.9 million in the second quarter of fiscal year 2005, and increased 8.1% to $17.3 million for the first six months of 2005. These increases were due in part to additional depreciation stemming from the Colorado acquisition, which will continue through June 2005. Capital expenditures, excluding acquisitions, were $38.4 million during the first six months of fiscal year 2005, in line with planned capital expenditures for fiscal year 2005 in the range of $60 to $70 million. We expect depreciation to grow in the 9% to 11% range for the remainder of the year.

        Provision for Impairment of Long-Lived Assets. During the second quarter of fiscal year 2005, one mall location became impaired under the guidelines of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of $0.4 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. During the second quarter of fiscal year 2004, a drive-in was similarly impaired, resulting in a provision for impairment of $0.7 million. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

        Interest Expense. Net interest expense decreased 8.8% to $1.5 million for the second quarter of 2005 and decreased 3.7% to $3.1 million for the first six months of fiscal year 2005 compared to the same periods in fiscal year 2004. Strong cash flow from operations continues to result in lower interest expense. The reduction in interest expense more than offset the reduction in interest income relating to the outsourcing of our partner notes to a third party financial institution. Going forward, we expect interest income to decrease by approximately $150 thousand per quarter until we lap the disposition of partner notes during the fourth quarter of fiscal year 2005. However, we expect our strong free cash flow will continue to result in lower net interest expense in future quarters depending upon the amount of shares repurchased or potential franchisee acquisitions.

        Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 37.3% for the second quarter of fiscal year 2005, compared to 37.2% for the same period of 2004. The effective rate for the first half of fiscal year 2005 was 36.5% compared to a rate of 37.3% for the same period of 2004. The cumulative decrease for fiscal year 2005 resulted from a retroactive tax law change reinstating expired tax credits in the first quarter. Going forward, we expect our tax rate to vary from quarter to quarter, but to generally be in the range of 37%.

Financial Position

        During the first six months of fiscal year 2005, current assets increased 13.3% to $39.2 million compared to $34.6 million as of the prior fiscal year end as a result of strong cash flow from operations. Net property and equipment increased by 4.8% as a result of capital expenditures and was partially offset by a reduction in notes receivable, which combined with the increase in current assets to produce a 3.9% increase in total assets to $538.7 million as of the end of the second quarter of fiscal year 2005.

        Total current liabilities increased $10.2 million or 20.7% during the first six months of fiscal year 2005 primarily as a result of the reclassification of $15.0 million in long-term debt maturing in April 2005, which the Company no longer expects to refinance due to excess cash on hand at the end of the reporting period. Similarly, long-term debt decreased $29.1 million or 37.0% as a result of the debt reclassification and as cash generated from operating activities was used to repay the outstanding balance under the line of credit. Overall, total liabilities decreased $20.1 million or 10.9% as a result of the items discussed above.

        Shareholders’ equity increased $40.2 million or 12.0% during the first six months of fiscal year 2005 primarily resulting from earnings during the period of $28.6 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of the second fiscal quarter of 2005, our debt-to-total capital ratio was 22.2%, down from 26.8% at the end of fiscal year 2004. For the twelve months ended February 28, 2005, return on average stockholders’ equity was 20.6% and return on average assets was 13.2%.

Liquidity and Sources of Capital

        Net cash provided by operating activities increased $17.1 million or 54.5% to $48.6 million in the first six months of fiscal year 2005 as compared to $31.4 million in the same period of fiscal year 2004, primarily as a result of an increase in operating profit before depreciation and amortization and the timing of tax payments. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow to exceed $40 million.

        On April 7, 2005, the Board of Directors approved an increase in the Company's share repurchase program from $60 million to $150 million and extended the program through August 31, 2006. We did not repurchase any shares under the share repurchase program during the first six months of fiscal year 2005.

        We opened ten newly constructed Partner Drive-Ins and acquired two drive-ins from franchisees during the first two fiscal quarters of 2005. During the first six months of this fiscal year, we used cash generated by operating activities to fund capital additions totaling $38.4 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the six months ended February 28, 2005, we purchased the real estate for eleven of the twelve newly constructed and acquired drive-ins.

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

        We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. We did not have any amounts borrowed under the line of credit as of February 28, 2005, however we did have $0.7 million in outstanding letters of credit. The amount available under the line of credit as of February 28, 2005, was $124.3 million. We have long-term debt maturing in fiscal years 2005 and 2006 of $38.0 million and $8.1 million, respectively. We plan to refinance $15.0 million and $4.6 million of long-term debt under our senior unsecured notes that will be maturing in April and August 2005, respectively, using amounts available under our line of credit. We also plan to extend the amounts maturing in 2006 under the line of credit. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2004 and Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding our long-term debt.

        As of February 28, 2005, our total cash balance of $16.2 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

         We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ending August 31, 2004), the following policies involve a higher degree of risk, judgment and/or complexity.

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

Recently Issued Financial Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As disclosed in Note 5 under Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, based on current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.3 million and $2.2 million for the quarter and six months ended February 28, 2005, respectively, and $1.1 million and $2.3 million for the quarter and six months ended February 29, 2004, respectively. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its fiscal year 2006. The Company is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application. The Company is also evaluating which valuation model is most appropriate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes in the Company’s exposure to market risk for the quarter ended February 28, 2005.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        During the fiscal quarter ended February 28, 2005, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 20, 2005, the Company held its annual meeting of stockholders, at which the stockholders re-elected Leonard Lieberman and H. E. “Gene” Rainbolt as directors for three-year terms expiring at the annual meeting to be held in 2008. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Leonard Lieberman	51,608,778	5,715,523
H. E. “Gene” Rainbolt	49,593,901	7,730,400

        Other directors of the Company whose terms continued after the meeting are J. Clifford Hudson, Federico F. Peña, Robert M. Rosenberg, Margaret M. Blair, Frank E. Richardson and Pattye L. Moore.

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

         Form 8-K Reports.

The Company filed a report on Form 8-K on February 28, 2005 reporting its press release announcing attendance at an investment conference and updating earnings guidance.

The Company filed a report on Form 8-K on January 7, 2005 reporting an amendment to the Sonic Corp. Rights Agreement.

The Company filed a report on Form 8-K on January 4, 2005 reporting its press release announcing results for the Company’s first fiscal quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

	By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Vice President
and Chief Financial Officer
Date: April 8, 2005

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350