Form 10-Q
period 2005-05-31
SONIC CORP
filed 2005-07-11
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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
Yes   X  . No ____.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X  .  No ___.

As of May 31, 2005, the Registrant had 59,877,941 shares of common stock issued and outstanding (excluding 15,723,320 shares of common stock held as treasury stock).

SONIC CORP.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	(Unaudited) May 31, 2005	August 31, 2004
Current assets:
Cash and cash equivalents	$8,660	$7,993
Accounts and notes receivable, net	18,418	18,087
Other current assets	10,410	8,503
Total current assets	37,488	34,583

Property, equipment and capital leases	569,087	511,167
Less accumulated depreciation and amortization	(157,533)	(134,852)
Property, equipment and capital leases, net	411,554	376,315

Goodwill, net	87,872	87,420
Trademarks, trade names and other intangible assets, net	6,424	6,450
Investment in direct financing leases and noncurrent portion of
notes receivable	8,229	11,566
Other assets, net	1,935	2,299
Intangibles and other assets, net	104,460	107,735
Total assets	$553,502	$518,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,922	$9,783
Deposits from franchisees	2,524	2,867
Accrued liabilities	23,122	25,623
Income taxes payable	8,645	4,841
Obligations under capital leases and long-term debt
due within one year	5,617	6,006
Total current liabilities	55,830	49,120

Obligations under capital leases due after one year	36,110	38,020
Long-term debt due after one year	61,997	78,674
Other noncurrent liabilities	19,928	18,057

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares
authorized; 75,601,261 shares issued (74,617,554 shares
issued at August 31, 2004)	756	746
Paid-in capital	118,798	105,012
Retained earnings	402,743	351,402
	522,297	457,160
Treasury stock, at cost; 15,723,320 common shares (15,098,687
shares at August 31, 2004)	(142,660)	(122,398)
Total stockholders’ equity	379,637	334,762
Total liabilities and stockholders’ equity	$553,502	$518,633

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended May 31,		(Unaudited) Nine months ended May 31,
	2005	2004	2005	2004
Revenues:
Partner Drive-In sales	$141,797	$121,630	$374,663	$315,480
Franchise Drive-Ins:
Franchise royalties	23,869	21,142	62,144	54,182
Franchise fees	781	1,370	2,590	3,237
Other	1,206	1,800	3,096	3,346
	167,653	145,942	442,493	376,245
Cost and expenses:
Partner Drive-Ins:
Food and packaging	36,811	32,017	98,799	82,726
Payroll and other employee benefits	42,157	35,961	114,032	95,684
Minority interest in earnings
of Partner Drive-Ins	6,658	6,195	15,285	13,609
Other operating expenses	26,065	21,550	73,041	59,876
	111,691	95,723	301,157	251,895

Selling, general and administrative	10,209	9,914	29,762	28,118
Depreciation and amortization	9,051	8,285	26,327	24,273
Provision for impairment of long-lived assets	–	–	387	675
	130,951	113,922	357,633	304,961
Income from operations	36,702	32,020	84,860	71,284

Interest expense	1,456	1,914	4,947	5,824
Interest income	(164)	(328)	(518)	(980)
Net interest expense	1,292	1,586	4,429	4,844
Income before income taxes	35,410	30,434	80,431	66,440
Provision for income taxes	12,664	11,337	29,090	24,749
Net income	$22,746	$19,097	$51,341	$41,691

Net income per share - basic	$.38	$.32	$.85	$.70

Net income per share - diluted	$.36	$.31	$.82	$.68

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Nine months ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$51,341	$41,691
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	26,327	24,273
Tax benefit related to exercise of employee stock options	4,852	4,025
Other	1,736	(619)
Increase in operating assets	(3,737)	(1,247)
Increase (decrease) in operating liabilities	7,681	(941)
Total adjustments	36,859	25,491
Net cash provided by operating activities	88,200	67,182

Cash flows from investing activities:
Purchases of property and equipment	(65,048)	(42,677)
Acquisition of businesses, net of cash received	–	(1,398)
Proceeds from collection of long-term notes receivable	4,010	–
Proceeds from dispositions of assets	2,923	11,023
Other	214	1,159
Net cash used in investing activities	(57,901)	(31,893)

Cash flows from financing activities:
Payments on long-term debt	(85,942)	(113,789)
Proceeds from long-term borrowings	69,200	66,070
Purchases of treasury stock	(19,999)	–
Proceeds from exercise of stock options	8,681	4,466
Other	(1,572)	(1,308)
Net cash used in financing activities	(29,632)	(44,561)

Net increase (decrease) in cash and cash equivalents	667	(9,272)
Cash and cash equivalents at beginning of period	7,993	13,210
Cash and cash equivalents at end of period	$8,660	$3,938

Supplemental Cash Flow Information:
Additions to capital lease obligations	$–	$9,323
Accounts and notes receivable and decrease in capital lease obligations from
property and equipment sales	983	421
Stock options exercised by stock swap	263	304

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2004. The results of operations for the nine months ended May 31, 2005, are not necessarily indicative of the results to be expected for the full year ending August 31, 2005.

Note 2

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2005 presentation.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Numerator:
Net income	$22,746	$19,097	$51,341	$41,691
Denominator:
Weighted average shares outstanding - basic	60,197	59,512	60,157	59,219
Effect of dilutive employee stock options	2,519	2,320	2,473	2,353
Weighted average shares - diluted	62,716	61,832	62,630	61,572

Net income per share - basic	$.38	$.32	$.85	$.70

Net income per share - diluted	$.36	$.31	$.82	$.68

Note 4

The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of May 31, 2005, the total amount guaranteed under the GEC agreement was $4.0 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2005, the amount remaining under the guaranteed lease obligations totaled $5.1 million.

The Company has not recorded a liability for its obligations under the guarantees and none of the notes or leases related to the guarantees were in default as of May 31, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Net income, as reported	$22,746	$19,097	$51,341	$41,691
Less stock-based compensation expense using the fair value method, net of related tax effects	(1,470)	(1,282)	(3,679)	(3,532)
Pro forma net income	$21,276	$17,815	$47,662	$38,159

Net income per share:
Basic:
As reported	$.38	$.32	$.85	$.70
Pro forma	$.35	$.30	$.79	$.64
Diluted:
As reported	$.36	$.31	$.82	$.68
Pro forma	$.34	$.29	$.76	$.62

In December 2004, the Financial Accounting Standards Board issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its fiscal year 2006. The Company expects to adopt SFAS 123R using the modified-retrospective application and continues to evaluate which valuation model is most appropriate.

Note 6

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 7

The Company repaid its senior unsecured Series B notes that matured in April 2005 in the amount of $30.0 million. As of August 31, 2004, the Company intended to refinance the entire $30.0 million through availability under its line of credit and had classified that amount as long-term debt on its balance sheet. However, as a result of strong cash flow from operations for the first nine months of fiscal year 2005, the Company repaid $19.5 million using cash on hand and refinanced the remaining $10.5 million using amounts available under its line of credit. In June 2005, the Company signed a commitment letter to extend the term of its line of credit to July 2010 and to increase the amount available by $25.0 million to a total of $150.0 million.

Note 8

The Company’s income tax provision reflects an effective tax rate of 35.8% and 36.2% for the third quarter and first nine months of fiscal year 2005, respectively, as compared to 37.3% for the same periods in fiscal year 2004. During the third quarter, the provision for income taxes was adjusted to reflect a true-up of prior year estimated tax liabilities to actual and the favorable resolution of certain state tax issues. In addition to the third quarter adjustments, the effective tax rate for the first nine months of fiscal year 2005 was impacted by the retroactive reinstatement of the Work Opportunity Tax Credit in the first quarter of fiscal year 2005.

Note 9

On April 7, 2005, the Board of Directors approved an increase in the Company’s share repurchase program from $60.0 million to $150.0 million and extended the program through August 31, 2006. Pursuant to this program, the Company acquired 616.7 thousand shares at an average price of $32.43 for a total cost of $20.0 million during the third fiscal quarter. The total remaining amount authorized for repurchase as of May 31, 2005 was $130.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States. As of May 31, 2005, the Sonic system was comprised of 2,973 drive-ins, of which 561 were Partner Drive-Ins and 2,412 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items such as made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, salads, hand-battered onion rings, tater tots, specialty soft drinks including cherry limeades and slushes, and frozen desserts. We derive our revenues primarily from Partner Drive-In sales and royalty fees from franchisees. We also receive revenues from initial franchise fees and the selling and leasing of signs and real estate. In addition, we also own and receive income from minority ownership interests in a few Franchise Drive-Ins.

Cost of Partner Drive-In sales, including minority interest in earnings of drive-ins, relate directly to Partner Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to the Company’s franchising operations, as well as Partner Drive-In operations. Our revenues and expenses are directly affected by the number and sales volumes of Partner Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings.

Overview of Business Performance. Our strong business performance continued during our third fiscal quarter ended in May 2005. Net income increased 19.1% and earnings per share increased 16.1% to $0.36 per diluted share from $0.31 in the year-earlier period, which included a previously reported gain of approximately $800 thousand or $0.01 per share on the sale of real estate to a franchisee. For the first nine months of fiscal 2005, net income increased 23.1% and earnings per share increased 20.6% to $0.82 per diluted share. We believe these results reflect our multi-layered growth strategy that features the following components:

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

System-Wide Performance ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004

Percentage increase in sales	12.3%	10.9%	14.0%	12.2%

System-wide drive-ins in operation:
Total at beginning of period	2,934	2,773	2,885	2,706
Opened	40	53	106	123
Closed (net of re-openings)	(1)	–	(18)	(3)
Total at end of period	2,973	2,826	2,973	2,826

Core markets	2,121	2,028	2,121	2,028
Developing markets	852	798	852	798
All markets	2,973	2,826	2,973	2,826

Average sales per drive-in:
Core markets	$285	$271	$767	$721
Developing markets	250	233	660	606
All markets	275	260	737	690

Change in same-store sales (1):
Core markets	5.1%	4.3%	6.5%	5.6%
Developing markets	6.8	5.2	7.8	5.7
All markets	5.5	4.5	6.8	5.6

(1) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 5.5% during the third quarter of fiscal year 2005, from a balance of growth in traffic (the number of transactions) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening) and an increase in average check (amount per transaction). We believe our strong sales performance is a direct consequence of our specific sales-driving initiatives including:

•	Growth in brand awareness through increased media spending and greater use of network cable advertising;
•	Strong promotions and new product news focused on quality and expanded choice for our customers;
•	Continued growth of our business in non-traditional day parts including the afternoon and evening day parts, which increased significantly during the quarter; and
•
Implementation of the PAYS (Pay At Your Stall) program which was completed at Partner Drive-Ins during the second quarter and the rollout of the PAYS program to Franchise Drive-Ins which began in February, and was installed in approximately 25% of Franchise Drive-Ins as of May 31.

Given our continued strong sales performance and confidence that these strategies will continue to positively impact our business, we remain comfortable with our previously raised sales guidance range of a 4% to 6% increase for the fourth quarter of fiscal 2005. Although we expect these strategies to benefit us beyond 2005, we do not expect the same level of sales impact from these initiatives in fiscal year 2006. Accordingly, our long-term sales growth target remains in the 2% to 4% range.

During fiscal year 2005, our system-wide media expenditures will be approximately $125 million as compared to approximately $110 million in fiscal year 2004, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund efforts, which are largely used for network cable television advertising, and anticipate growing this area of our advertising from approximately $32 million last year to over $60 million in fiscal year 2005. We believe this increased network cable advertising will provide several benefits including the ability to target more effectively and better reach the network cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring more depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the third quarter, our new product offerings included the Island Fire SuperSonic Cheeseburger, Ranchero Salad and Grilled Cajun Chicken Sandwich. We will continue to have new product news in the coming months spanning the entire breadth of our product line—some will be more traditional and some more geared towards giving the consumer expanded choices. All new product offerings will be distinctively Sonic and place a premium on quality.

We continue to promote the expansion of business in our non-traditional day parts (morning, afternoon and evening). The momentum in our evening business, which we experienced last summer with our Sonic Nights initiative, has continued into the current year. We saw our evening business post the strongest percentage growth increasing approximately 14% at Partner Drive-Ins. Afternoon business was also strong posting an increase of 8% versus the prior year, and we believe we have continued opportunity to grow our non-traditional day parts like afternoon and evening during the coming months. We are once again promoting Sonic Nights this summer. Our morning day part, which has been in all of our drive-ins since the spring of 2003, continued to grow during the third quarter and now represents approximately 11% to 12% of our business. We have seen increased competitive activity around the morning day part, but feel it is firmly established with a solid customer base. We continue to believe that breakfast is a three to four year build and anticipate that it will continue to grow in the coming year, particularly as we devote a fair share of our system marketing funds to this effort. Every day part showed positive growth during the third quarter and for the first nine months of the year.

A highlight of the quarter was reaching the $1.0 million mark for system-wide average unit volumes (based on the trailing four quarters) for the first time in the Company’s 53-year history. Another positive trend that continued during the quarter, was the performance of developing markets relative to core markets. System-wide same-store sales in developing markets have outpaced same-store sales in core markets for the past six quarters, increasing 6.8% during the third quarter and 7.8% for the first nine months. We believe this increase was due to additional spending on national cable, which has benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 29% of the store base, increased 8.9% during the first nine months continuing the positive trend of the last year and well ahead of the average unit volume increase in core markets. The strong sales environment and easing of commodity prices has helped offset some pressure on margins stemming from continued investment in store-level labor, credit card initiatives and upfront costs for store openings, and produced good growth in average unit dollar profit during the first nine months of the year which translated into higher earnings for our franchisees and partners in our Partner Drive-Ins.

We opened 40 drive-ins during the third quarter, consisting of 13 Partner Drive-Ins and 27 Franchise Drive-Ins, as compared to 53 drive-in openings during the third quarter a year ago. For the first nine months, we have opened 106 drive-ins compared to 123 during the first nine months of last year. Franchise openings during the third quarter were lower than we had previously expected. Development on the franchise side has been impacted by a number of factors including a more challenging regulatory environment and site specific location and construction issues.  The development cycle tends to be 18 to 24 months long, and the impact from a slowdown in store profitability in 2003 has also contributed to the current shortfall. As a result of the shortfall in openings during the first nine months, we have revised our system-wide new store opening projection to a range of approximately 175 to 185 for the fiscal year.

We completed the implementation of the PAYS program at all of our Partner Drive-Ins during the second quarter. Under the PAYS program, a credit card payment terminal is added to each drive-in stall to facilitate credit card transactions. Approximately 160 Partner Drive-Ins had PAYS installed in the fall of 2003. The remaining two-thirds of our Partner Drive-Ins had PAYS installed during the fall and winter of 2004. The Company began the rollout of the PAYS program to Franchise Drive-Ins in February of 2005 and had completed the installation of PAYS in approximately 25% of Franchise Drive-Ins as of May 31. We expect to complete the system-wide implementation by the end of calendar year 2006. The average investment to install PAYS in a typical Sonic Drive-In is approximately $25 thousand. In evaluating an initiative that requires investment at the store-level, we typically target an “increased sales to investment ratio” of 1 to 1. It has been our experience that the installation of the PAYS program has met and often exceeded this targeted sales to investment ratio.

Results of Operations

Revenues. Total revenues increased 14.9% to $167.7 million in the third fiscal quarter of 2005 and 17.6% to $442.5 million for the first nine months of fiscal 2005. The increase in revenues primarily relates to strong sales growth at Partner Drive-Ins and, to a lesser extent, increased franchising income from Franchise Drive-Ins. Looking forward, we will lap over the acquisition of 22 drive-ins in Colorado in July. Accordingly, our revenue growth is expected to moderate somewhat in the fourth quarter, but because of increased Partner Drive-In openings, should be in the 13 to 15% range.

Revenues
(In thousands)
				Percent
	May 31,	May 31,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Three months ended
Revenues:
Partner Drive-In sales	$141,797	$121,630	$20,167	16.6%
Franchise revenues:
Franchise royalties	23,869	21,142	2,727	12.9%
Franchise fees	781	1,370	(589)	(43.0%)
Other	1,206	1,800	(594)	(33.0%)
Total revenues	$167,653	$145,942	$21,711	14.9%

Nine months ended
Revenues:
Partner Drive-In sales	$374,663	$315,480	$59,183	18.8%
Franchise revenues:
Franchise royalties	62,144	54,182	7,962	14.7%
Franchise fees	2,590	3,237	(647)	(20.0%)
Other	3,096	3,346	(250)	(7.5%)
Total revenues	$442,493	$376,245	$66,248	17.6%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Partner Drive-In sales	$141,797	$121,630	$374,663	$315,480
Percentage increase	16.6%	19.0%	18.8%	22.0%

Drive-ins in operation:
Total at beginning of period	548	503	539	497
Opened	13	8	23	12
Acquired from (sold to) franchisees	–	(3)	–	(1)
Closed	–	–	(1)	–
Total at end of period	561	508	561	508

Average sales per drive-in	$257	$239	$688	$628
Percentage increase	7.1%	8.3%	9.5%	10.6%

Change in same-store sales (1)	6.1%	6.6%	8.6%	6.6%

(1) Represents percentage change for drive-ins open for a minimum of 15 months.

Partner Drive-In sales increased $20.2 million in the third fiscal quarter of 2005, of which $12.8 million resulted from the net addition of 58 Partner Drive-Ins in the 15 months ending May 31, 2005 ($13.7 million from the addition of newly constructed and acquired drive-ins less $0.9 million from drive-ins sold or closed during the period). Same-store sales increases of 6.1% accounted for $7.4 million of the increase.

During the first nine months of fiscal year 2005, Partner Drive-In sales increased $59.2 million, which consisted of $33.3 million from the net addition of 64 Partner Drive-Ins since the beginning of fiscal year 2004 ($35.3 million from the addition of newly constructed and acquired drive-ins less $2.0 million from drive-ins sold or closed during the period). Same-store sales increases accounted for $25.9 million of the increase.

During the third quarter of fiscal year 2005, same-store sales increases at Partner Drive-Ins again exceeded the same-store sales performance of our franchisees. The increase in average unit volume was also strong - growing 7.1% during the quarter and 9.5% for the first nine months as a result of continued strong performance from new store openings and the acquisition of higher volume drive-ins in Colorado. Effective July 1, 2005, we roll over the acquisition of the Colorado drive-ins which have accounted for approximately four percentage points of the growth in revenues since their acquisition.

At our Partner Drive-Ins, we have implemented long-term initiatives designed to close the approximately $100 thousand sales gap in annual average unit volumes between Partner Drive-Ins and Franchise Drive-Ins. To a large degree, this effort is modeled on the best practices of our top-volume Partner and Franchise Drive-Ins. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. During fiscal year 2004, this gap narrowed by 25% or approximately $30 thousand per drive-in. That trend remained evident in the first three quarters of fiscal year 2005 as same-store sales growth at Partner Drive-Ins outpaced same-store sales of Franchise Drive-Ins closing the gap by another $16 thousand.

Over the past several years, we have completed several acquisitions of Franchise Drive-Ins in various markets including the acquisition of 51 drive-ins located in the San Antonio, Texas market in May 2003 and the acquisition of 22 drive-ins located in the Denver and Colorado Springs, Colorado markets in July 2004. The drive-ins acquired in Colorado performed well during the first nine months of fiscal year 2005, as did the drive-ins acquired in previous acquisitions. We continue to view these types of acquisitions of core-market drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

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

Franchise Information ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Franchise fees and royalties (1)	$24,650	$22,512	$64,734	$57,419
Percentage increase	9.5%	14.6%	12.7%	14.2%

Franchise Drive-Ins in operation:
Total at beginning of period	2,386	2,270	2,346	2,209
Opened	27	45	83	111
Acquired from (sold to) company	–	3	–	1
Closed	(1)	–	(17)	(3)
Total at end of period	2,412	2,318	2,412	2,318

Franchise Drive-In sales	$669,191	$600,391	$1,777,235	$1,572,453
Percentage increase	11.5%	9.4%	13.0%	10.5%

Effective royalty rate	3.57%	3.52%	3.50%	3.45%

Average sales per Franchise Drive-In	$279	$265	$748	$704

Change in same-store sales (2)	5.3%	4.0%	6.4%	5.4%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchising income, which consists of franchise royalties and franchise fees, increased 9.5% to $24.7 million in the third fiscal quarter of 2005 and 12.7% to $64.7 million for the first nine months of fiscal year 2005.

Franchise royalties increased 12.9% to $23.9 million in the third quarter of 2005, compared to $21.1 million in the third fiscal quarter of 2004. Of the $2.8 million increase, approximately $1.4 million resulted from franchise same-store sales growth of 5.3% in the third fiscal quarter of 2005, combined with an increase in the effective royalty rate to 3.57% during the third fiscal quarter of 2005 compared to 3.52% during the same period in fiscal year 2004. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise royalties increased 14.7% to $62.1 million in the first three fiscal quarters of 2005, compared to $54.2 million during the same period of the prior year. Of the $7.9 million increase, approximately $4.9 million resulted from Franchise Drive-Ins’ same-store sales growth of 6.4% in the first nine months of fiscal year 2005, combined with an increase in the effective royalty rate to 3.50% during the first three fiscal quarters of 2005 compared to 3.45% during the same period in fiscal year 2004. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

As mentioned previously, the Company began the rollout of the PAYS program to Franchise Drive-Ins in February and expects to complete its system-wide implementation by the end of calendar year 2006. As of May 31, the PAYS program had been installed in approximately 25% of Franchise Drive-Ins, which puts the Company well on track toward achieving its system-wide objective. This new technology is expected to have a positive impact on sales trends for Franchise Drive-Ins as the rollout continues.

Franchise openings during the third quarter were lower than we had previously expected. Franchisees opened 27 new drive-ins in the third quarter and 83 new drive-ins for the first nine months as compared to 45 openings in the third quarter of 2004 and 111 for the first nine months of fiscal 2004. Development on the franchise side has been impacted by a number of factors. We have had numerous projects affected by various delays caused by zoning and permitting difficulties as well as site specific location and construction issues. This is a direct byproduct of a more challenging development environment as much of our development is occurring in harder-to-

develop markets, including Florida and California. In addition, since the development cycle tends to be 18 to 24 months long, we are, to some degree, feeling the impact of a slowdown in store profitability during 2003 that tends to create a more cautious approach to development from franchisees. Because of the shortfall in franchise openings during the first three quarters, we have revised our projected franchise openings for the fiscal year to range from 140 to 150. Substantially all new Franchise Drive-Ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $9.0 to $10.0 million in incremental franchising income in fiscal year 2005.

Looking forward, there has been a strong rise in per store profits over the last 21 months that has positively impacted the pipeline for future franchise development. This is evidenced by 158 area development agreements at the end of the third quarter, representing approximately 600 planned Franchise Drive-In openings over the next few years, compared to 150 area development agreements at the end of the second quarter, representing approximately 500 planned Franchise Drive-In openings. Another step that has contributed to the growth in the franchise pipeline is the recent planned expansion into 14 new markets, primarily located along the east and west coasts. In the past, our market expansion has been limited to a fewer number of markets at one time; we believe the brand awareness provided by our recent national cable advertising efforts supports this planned expansion to a greater number of markets.

There was only one Franchise Drive-In closed during the third quarter; however, during the second quarter, there were fifteen closings, which is a higher number than normally occurs. These closings were primarily the result of two weaker franchise operators in two different markets. We believe that the closing of drive-ins by these two operating groups is not indicative of the Sonic brand’s success. We have taken steps to strengthen the financial qualifications of new franchisees, which we believe will significantly mitigate this type of risk. In addition, we expect that some of these drive-ins may re-open under new franchisee ownership.

Other revenues, which are derived primarily from the selling and leasing of signs and real estate, decreased by $0.6 million during the third fiscal quarter of 2005 to $1.2 million compared to $1.8 million in the same period of fiscal year 2004, and decreased by $0.2 million during the first nine months of fiscal year 2005 to $3.1 million compared to $3.3 million in the same period of the prior year. The decrease for the third quarter is a result of the gain on the sale of real estate to a franchisee of approximately $800 thousand in the third quarter of fiscal year 2004, with no similar transaction in the current year. Looking forward, we expect other revenues to be in the range of $0.9 to $1.0 million per quarter in future periods.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 78.8% in the third fiscal quarter of 2005 compared to 78.7% in the same period of fiscal year 2004, and increased to 80.4% for the first nine months of 2005 compared to 79.8% for the same period of fiscal year 2004. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Cost and expenses (1):
Partner Drive-Ins:
Food and packaging	26.0%	26.3%	26.4%	26.2%
Payroll and other employee benefits	29.7	29.6	30.4	30.3
Minority interest in earnings of
Partner Drive-Ins	4.7	5.1	4.1	4.3
Other operating expenses	18.4	17.7	19.5	19.0
Total Partner Drive-In cost of operations	78.8%	78.7%	80.4%	79.8%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased by 0.3 percentage points during the third quarter of fiscal year 2005 and increased by 0.2 percentage points during the first nine months of fiscal year 2005 compared to the same periods of fiscal year 2004. The improvement for the third quarter was slightly better than had been previously expected and reflected the impact of moderating dairy prices during the quarter as well as the positive impact of price increases, a 1.5 to 2% price increase in May 2004 and a 1 to 1.5% increase in December 2004. We also just completed a 1.5 to 2% price increase which was implemented near the end of the third quarter of fiscal year 2005. We previously announced that we had locked in our prices for beef, which represent approximately 14% of our food and packaging costs, through the end of the calendar year. This contract called for a 5% increase through the remainder of fiscal 2005 and approximately a 10% year-over-year decline in the first four months of fiscal 2006. Unfortunately, one of our suppliers who had contracted to provide approximately 50% of our beef needs at a fixed price, did not lock in their supply costs. They have notified us that as of the end of June, they do not intend to honor the price under our contract. Because of this development, we will be forced to purchase approximately 50% of our beef on the open market pending the outcome of litigation with the beef supplier. We now anticipate that the higher beef costs will negate most, if not all, of the positive impact of dairy prices causing our food and packaging costs to be flat to slightly lower, as a percentage of sales, on a year-over-year basis, during the fourth quarter.

Labor costs increased by 0.1 percentage points during the third quarter of fiscal year 2005 and increased by 0.1 percentage points for the first nine months of fiscal year 2005 compared to the same periods of fiscal year 2004. These costs were slightly higher than our original expectation primarily due to the opening of 13 newly constructed drive-ins during the quarter. New store openings typically require a higher level of staffing as well as pre-opening training of crew. Excluding the higher labor costs associated with opening the increased number of new drive-ins, labor costs would have shown slight improvement for the quarter. We also continued to make significant payments under our sales-based incentive program during the third fiscal quarter of 2005, however these payments were more than offset by the higher sales. Additionally, our assistant manager staffing levels remain at all-time highs, which should serve us well during our seasonally higher sales months. We continue to believe that the investments we are making in our store-level management are a major driver of the strong sales performance at Partner Drive-Ins.

Looking forward, we plan to continue making additional investments in labor, but the leverage from strong sales and seasonally our higher volume months should offset the impact of these investments and produce flat to slightly lower labor costs, as a percentage of sales, on a year-over-year basis. We did see a slight increase in the average wage rate during the third quarter, a portion of which was driven by the increase in the minimum wage in Florida during the month of May.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings from our partnership program, increased by $0.5 million during the third fiscal quarter of 2005 and by $1.7 million during the first nine months of fiscal year 2005 compared to the same periods of fiscal year 2004, reflecting the increase in average profit per store. We continue to look for ways to increase the percentage of manager compensation that comes from the partnership program. Looking forward, we would expect minority interest to remain relatively consistent with last year, as a percentage of Partner Drive-In sales.

Other operating expenses increased by 0.7 percentage points during the third quarter of fiscal year 2005 and increased by 0.5 percentage points in the first nine months of 2005 compared to the same periods in fiscal year 2004. We are experiencing some cost increases for credit card charges resulting from the increase in credit card transactions by customers stemming from the success of the PAYS program, as well as additional costs incurred in preparing for the opening of the 13 drive-ins opened during the third quarter. As a result of continuing increases in credit card charges and pre-opening expenses for a similar number of drive-in openings, we expect other operating expenses may continue to increase as a percentage of sales during the fourth quarter in the range of 0.2 to 0.25 percentage points.

To summarize, depending upon how quickly we are able to resolve our beef pricing dispute, we are expecting overall restaurant-level margins to be relatively flat during the fourth quarter, on a year-over-year basis.

Selling, General and Administrative. Selling, general and administrative expenses increased 3.0% to $10.2 million during the third fiscal quarter of 2005 compared to the same period of fiscal year 2004, and increased 5.8% to $29.8 million for the first nine months of 2005 versus the same period of 2004. We had anticipated that these expenses would grow at a faster rate than they did during the quarter. Healthcare expenses were lower than expected during the quarter and, while we continue to make good progress on our internal control audit in compliance with Section 404 of the Sarbanes-Oxley Act, related outside costs were also lower than anticipated. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.1% in the third quarter of fiscal year 2005 compared to 6.8% in the third quarter of fiscal year 2004, and decreased to 6.7% for the first nine months of fiscal year 2005 compared to 7.5% for the same period of 2004. We believe the healthcare cost reduction is temporary, and therefore anticipate that selling, general and administrative expenses will increase in the range of 10% to 12% for the remainder of the year 2005 in comparison to the prior year as we incur additional expenses related to the costs of complying with Sarbanes-Oxley 404.

Depreciation and Amortization. Depreciation and amortization expense increased 9.2% to $9.1 million in the third quarter of fiscal year 2005, and increased 8.5% to $26.3 million for the first nine months of 2005. These increases were due in part to additional depreciation stemming from the Colorado acquisition, which will continue through June 2005, installation of PAYS terminals and the higher number of new Partner Drive-Ins opened in the third quarter of fiscal year 2005. Capital expenditures, excluding acquisitions, were $65.0 million during the first nine months of fiscal year 2005. Looking forward, with capital expenditures for fiscal year 2005 in the range of $70 to $80 million, increased depreciation for PAYS installations and the step-up in new store openings, we expect depreciation to grow to approximately $9.4 million for the fourth quarter.

Provision for Impairment of Long-Lived Assets. We did not have any drive-ins that became impaired during the third quarter of 2005 or 2004. During the second quarter of fiscal year 2005, one mall location became impaired under the guidelines of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of $0.4 million was recorded for the drive-in’s carrying cost in excess of its estimated fair value. During the second quarter of fiscal year 2004, a drive-in was similarly impaired, resulting in a provision for impairment of $0.7 million. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense. Net interest expense decreased 18.5% to $1.3 million for the third quarter of 2005 and decreased 8.6% to $4.4 million for the first nine months of fiscal year 2005 compared to the same periods in fiscal year 2004. This is a strong indicator of our healthy cash flow trends, especially in light of the Colorado acquisition completed in July 2004 and the $20 million of stock repurchased primarily in the month of April 2005. The reduction in interest expense more than offset the reduction in interest income relating to the outsourcing of our partner notes to a third party financial institution in the summer of 2004. Going forward, we will lap over the disposition of the partner notes in the fourth quarter, and we expect our strong free cash flow will continue to result in lower net interest expense in future quarters, depending on the amount of shares repurchased or potential franchise acquisitions.

Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 35.8% for the third quarter of fiscal year 2005, compared to 37.3% for the same period of 2004. The effective rate for the first nine months of fiscal year 2005 was 36.2% compared to a rate of 37.3% for the same period of 2004. The lower rate for the third quarter resulted from adjustments to actual for previously estimated tax liabilities during the quarter. In addition, the cumulative decrease for fiscal year 2005 was impacted by a retroactive tax law change that reinstated expired tax credits in the first quarter. Going forward, we expect our tax rate to vary from quarter to quarter as circumstances on individual tax matters change, but to generally be in the range of 36.5% to 37%.

Financial Position

During the first nine months of fiscal year 2005, current assets increased 8.4% to $37.5 million, compared to $34.6 million as of the prior fiscal year end, as a result of increases in prepaid expenses and strong cash flow from operations. Net property and equipment increased by 9.4% as a result of capital expenditures and was partially offset by a reduction in notes receivable, which combined with the increase in current assets to produce a 6.7% increase in total assets to $553.5 million as of the end of the third quarter of fiscal year 2005.

Total current liabilities increased $6.7 million or 13.7% during the first nine months of fiscal year 2005 primarily as a result of higher accounts payable along with the amount and timing of tax payments. The non-current portion of long-term debt decreased $16.7 million or 21.2% as a result of the repayment of debt using cash generated from operating activities. Overall, total liabilities decreased $10.0 million or 5.4% as a result of the items discussed above.

Shareholders’ equity increased $44.9 million or 13.4% during the first nine months of fiscal year 2005 primarily resulting from earnings during the period of $51.3 million offset by treasury stock purchases of $20 million which were all completed during the third quarter. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of the third fiscal quarter of 2005, our debt-to-total capital ratio was 21.5%, down from 26.8% at the end of fiscal year 2004. For the twelve months ended May 31, 2005, return on average stockholders’ equity was 20.9% and return on average assets was 13.9%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $21.0 million or 31.3% to $88.2 million in the first nine months of fiscal year 2005 as compared to $67.2 million in the same period of fiscal year 2004, primarily as a result of an increase in operating profit before depreciation and amortization and an increase in operating liabilities related to the amount and timing of tax and other liability payments. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow will be approximately $30 to $40 million.

On April 7, 2005, the Board of Directors approved an increase in the Company’s share repurchase program from $60.0 million to $150.0 million and extended the program through August 31, 2006. Pursuant to this program, the Company acquired 616.7 thousand shares at an average price of $32.43 for a total cost of $20.0 million during the third fiscal quarter. The total remaining amount authorized for repurchase as of May 31, 2005 was $130.0 million.

We opened 23 newly constructed Partner Drive-Ins and acquired three drive-ins from franchisees during the first three fiscal quarters of 2005. During the first nine months of this fiscal year, we used cash generated by operating activities to fund capital additions totaling $65.0 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the nine months ended May 31, 2005, we purchased the real estate for 22 of the 26 newly constructed and acquired drive-ins.

We plan capital expenditures of approximately $70 to $80 million in fiscal year 2005, excluding share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, PAYS terminals, stall additions, relocations of older drive-ins, store equipment upgrades, and enhancements to existing financial and operating information systems. We expect to fund these capital expenditures through borrowings under our existing unsecured revolving credit facility and cash flow from operations.

We entered into an agreement with certain franchisees during fiscal year 2003, which provided them with the option to sell 50 drive-ins to us during the period commencing January 1, 2004 and ending June 30, 2005. This option expired unexercised, therefore no resources will be expended on funding this agreement.

We have an agreement with a group of banks that provides us with a $125.0 million line of credit expiring in July 2006. As of May 31, 2005, we had borrowed $27.4 million under the line of credit and had $0.7 million in outstanding letters of credit. The amount available under the line of credit as of May 31, 2005, was $96.9 million. We have long-term debt maturing in fiscal years 2005 and 2006 of $8.0 million and $35.4 million, respectively. Of the $8.0 million maturing in fiscal year 2005, $4.6 million relates to our senior unsecured notes that will be maturing in August 2005, and is classified as long-term because we intend to utilize amounts available under our line of credit to fund this obligation. We also plan to extend the amounts maturing in 2006 under the line of credit. In June 2005, the Company signed a commitment letter to extend the term of its line of credit to July 2010 and to increase the amount available by $25.0 million to a total of $150.0 million. The Company expects to complete the formal increase and extension of the line of credit during the fourth quarter. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2004 and Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our long-term debt.

As of May 31, 2005, our total cash balance of $8.7 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this document contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on our financial statements. We evaluate our assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ending August 31, 2004), the following policies involve a higher degree of risk, judgment and/or complexity.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As disclosed in Note 5 under Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, based on current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $1.5 million and $3.7 million for the quarter and nine months ended May 31, 2005, respectively, and $1.3 million and $3.5 million for the quarter and nine months ended May 31, 2004, respectively. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its fiscal year 2006. The Company expects to adopt SFAS 123R using the modified-retrospective application and continues to evaluate which valuation model is most appropriate. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our stock-based employee compensation.

Forward-looking Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2005.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the fiscal quarter ended May 31, 2005, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet be Purchased Under the Program
March 1, 2005 - March 31, 2005	–	$0.00	–	$60,000
April 1, 2005 - April 30, 2005	601,773	$32.44	601,773	$130,479
May 1, 2005 - May 31, 2005	14,900	$32.08	14,900	$130,001
Total	616,673	$32.43	616,673

(1) All of the shares purchased during the third quarter of fiscal 2005 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. On April 7, 2005, the Company’s Board of Directors approved an increase in the share repurchase authorization from $60 million to $150 million and extended the program to August 31, 2006. As of May 31, 2005, the Company had approximately $130 million available under the program.

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

Date: July 8, 2005

EXHIBIT INDEX

Exhibit Number and Description

31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350