Form 10-K
period 2005-08-31
SONIC CORP
filed 2005-11-14
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18859

SONIC CORP.
(Exact name of registrant as specified in its charter)

Delaware	73-1371046
(State of incorporation)	(I.R.S. Employer
Identification No.)

300 Johnny Bench Drive
Oklahoma City, Oklahoma	73104
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (405) 225-5000

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.01 (Title of class)
Rights to Purchase Series A Junior Preferred Stock, Par Value $.01 (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X . No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes X . No      .

Indicte by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes __. No  X .

As of February 28, 2005, the aggregate market value of the 57,680,867 shares of common stock of the Company held by non-affiliates of the Company equaled $1,943,268,409, based on the closing sales price for the common stock as reported for that date.

As of October 31, 2005, the Registrant had 57,995,684 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2005.

FORM 10-K OF SONIC CORP.

TABLE OF CONTENTS

FORM 10-K

SONIC CORP.

PART I

Item 1. Business

General

Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States. As of August 31, 2005, the Company had 3,039 Sonic Drive-Ins in operation, consisting of 574 Partner Drive-Ins and 2,465 Franchise Drive-Ins, principally in the southern two-thirds of the United States. Partner Drive-Ins are those Sonic Drive-Ins owned and operated by either a limited liability company or a general partnership. We own a majority interest, typically at least 60%, and the supervisor and manager of the drive-in own a minority interest in each Partner Drive-In limited liability company or general partnership. Franchise Drive-Ins are owned and operated by our franchisees. At a typical Sonic Drive-In, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes. Most Sonic Drive-Ins also include a drive-through lane and patio seating.

The Company has two operating subsidiaries, Sonic Industries Inc. and Sonic Restaurants, Inc. Sonic Industries Inc. serves as the franchisor of the Sonic Drive-In chain, as well as the administrative services center for the Company. Sonic Restaurants, Inc. develops and operates the Partner Drive-Ins. References to “Sonic,” the “Company,”“we,”“us,” and “our” in this report are references to Sonic Corp. and its subsidiaries and predecessors, unless the context indicates otherwise.

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

The Sonic Drive-In restaurant chain was begun in the early 1950’s. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

Menu

Sonic Drive-Ins feature Sonic signature items, such as specialty soft drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, and wraps.

All Sonic Drive-Ins also offer a breakfast menu. Items on the breakfast menu include sausage, ham, or bacon with egg and cheese Breakfast Toaster®sandwiches, sausage and egg burritos, and specialty breakfast drinks. Sonic Drive-Ins typically are open from 7 a.m. to 11:00 p.m. and serve the full menu all day.

Restaurant Locations

As of August 31, 2005, 3,039 Sonic Drive-Ins were in operation and located in 29 states, principally in the southern two-thirds of the United States, and in Mexico. We identify markets based on television viewing areas and further classify markets as either core or developing. We define our core television markets as those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management. All other television markets where Sonic Drive-Ins are located are referred to as developing markets. A market may be located where it extends into more than one state, causing some states to have both core and developing markets. Our core markets contain approximately 71% of all Sonic Drive-Ins as of August 31, 2005. Developing markets are located in the states indicated below and Mexico. The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by core and developing markets as of August 31, 2005:

	Core Markets			Developing Markets			Total
States	Partner	Franchise	Total	Partner	Franchise	Total
Alabama	16	14	30	14	60	74	104
Arizona					87	87	87
Arkansas	30	150	180				180
California					28	28	28
Colorado				33	37	70	70
Florida				23	68	91	91
Georgia				9	95	104	104
Idaho					15	15	15
Illinois		8	8	3	19	22	30
Indiana					12	12	12
Iowa					12	12	12
Kansas	38	93	131				131
Kentucky		8	8		56	56	64
Louisiana	22	130	152				152
Mississippi		117	117				117
Missouri	41	134	175		19	19	194
Nebraska				6	17	23	23
Nevada					17	17	17
New Mexico		69	69				69
North Carolina					81	81	81
Ohio					6	6	6
Oklahoma	77	182	259				259
South Carolina					69	69	69
Tennessee	30	168	198	10		10	208
Texas	195	643	838				838
Utah				7	18	25	25
Virginia				20	19	39	39
West Virginia					1	1	1
Wyoming					5	5	5

Mexico					8	8	8
Total	449	1,716	2,165	125	749	874	3,039

Expansion

During fiscal year 2005, we opened 175 Sonic Drive-Ins, which consisted of 37 Partner Drive-Ins and 138 Franchise Drive-Ins. During fiscal year 2006, we anticipate approximately 180 to 190 new Sonic Drive-In openings, including 150 to 160 openings by our franchisees. That expansion plan involves the opening of new Sonic Drive-Ins by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. We believe that our existing core and developing markets offer a significant growth opportunity for both Partner Drive-In and Franchise Drive-In expansion. The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2006 necessarily will depend on various factors. Those factors include (among others) the availability of suitable sites, the cost and availability of construction resources, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, the financial resources of Sonic and its franchisees, and the general economic and business conditions to be faced in fiscal year 2006.

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

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, most new Sonic Drive-Ins have incorporated a drive-through service and patio seating area. We have 151 Sonic Drive-Ins that provide an indoor seating area, 46 of which are located in non-traditional areas such as shopping mall food courts, airports, and universities, and 11 of which are located in convenience stores.

Marketing

We have designed our marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing five key areas of customer satisfaction: (1) wide variety of distinctive made-to-order menu items, (2) the personal manner of service by carhops, (3) speed of service, (4) quality, and (5) value. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio commercials, interactive media, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight signature menu items of Sonic Drive-Ins.

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 8 under Company Operations-Franchise Advisory Council.) Funding for our marketing plan has three components: (1) the Sonic Advertising Fund, (2) local advertising expenditures, and (3) the System Marketing Fund. The Sonic Advertising Fund is a national media production fund that we administer. Each Sonic Drive-In must contribute 0.375% to 0.75%, depending on the type of license agreement, of the Sonic Drive-In’s gross revenues to the Sonic Advertising Fund. Once a sufficient number of Sonic Drive-Ins have been opened in a market, we require the formation of advertising cooperatives among drive-in owners to pool and direct advertising expenditures in local markets. Each Sonic Drive-In must spend 2% to 3.25%, depending on the type of license agreement, of the drive-in’s gross revenues on local advertising, either directly (if the advertising cooperative for the drive-in’s market is not yet formed) or through participation in the local advertising cooperative. The members of each local advertising cooperative may elect and frequently do elect by majority vote to require the cooperative’s member drive-ins to contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds. For fiscal year 2005, drive-ins participating in cooperatives contributed an average of 4.1% of their Sonic Drive-In’s gross revenues to Sonic advertising cooperatives. As of August 31, 2005, 2,931 Sonic Drive-Ins (96% of the chain) participated in advertising cooperatives. The System Marketing Fund is funded out of the required local advertising expenditures by either redistributing 2.0% (1.0% prior to September 2004) of each Sonic Drive-In’s gross revenues from the local advertising cooperatives to the System Marketing Fund or, if no advertising cooperative has been formed, requiring the Sonic Drive-In to pay directly 2.0% of its gross revenues to the System Marketing Fund with a corresponding deduction in the amount the drive-in is required to spend on local advertising. The System Marketing Fund complements local advertising efforts in attracting customers to Sonic Drive-Ins by promoting the message of the Sonic brand to an expanded audience. The primary focus of the System Marketing Fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

The total amount spent on media (principally television) was approximately $125 million for fiscal year 2005 and we expect media expenditures of approximately $140 million for fiscal year 2006.

Purchasing

We negotiate with suppliers for our primary food products (hamburger patties, dairy products, chicken products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, produce, and other items) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. We seek competitive bids from suppliers on many of our food products. We approve suppliers of those products and require them to adhere to product specifications that we establish. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Partner Drive-Ins and Franchise Drive-Ins.

We require our Partner Drive-Ins and Franchise Drive-Ins to purchase from approved distribution centers. By purchasing as a group, we have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic Drive-Ins. For fiscal year 2005, the average cost of food and packaging for a Sonic Drive-In, as reported to us by our Partner Drive-Ins and Franchise Drive-Ins, equaled approximately 28% of net revenues.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins, and provides certain requirements that must be adhered to by all suppliers, distributors, and Sonic Drive-Ins. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety system includes employee training, supplier product testing, drive-in food safety auditing by independent third-parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle. Employee training in food safety is covered under our Sonic Drive-In training program, referred to as the STAR Training Program. This program includes specific training information and requirements for every station in the drive-in. We also provide training in ServSafe to drive-in managers. ServSafe is the most recognized food safety training certification in the restaurant industry.

General Operations

Management Information Systems. We utilize point-of-sale equipment in each of our Partner Drive-Ins and Franchise Drive-Ins. Certain financial and other information is polled on a daily basis from most Partner Drive-Ins and many Franchise Drive-Ins. We are continuing to develop software and hardware enhancements to our management information systems to facilitate improved communication and the exchange of information among the corporate office and Partner Drive-Ins and Franchise Drive-Ins. These enhancements primarily utilize an intranet designed for that purpose, which we refer to as PartnerNet.

Reporting. The license agreement requires all Sonic Drive-Ins to submit a profit and loss statement on or before the 20th of each month. All Partner Drive-Ins and 1,182 or 48% of Franchise Drive-Ins submit their data electronically. We expect to add more Sonic Drive-Ins to electronic reporting which will reduce resources needed for manual processing of restaurant level data.

Hours of Operation. Sonic Drive-Ins typically operate seven days a week and are open from 7:00 a.m. to 11:00 p.m.

Company Operations

Restaurant Personnel. A typical Partner Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Partner Drive-In. Each supervisor has the responsibility of overseeing an average of four to seven Partner Drive-Ins. Sonic Restaurants, Inc. (“SRI”), Sonic’s operating subsidiary, oversees the operations and development of and provides administrative services to all Partner Drive-Ins. SRI employs directors of operations who oversee an average of five to six supervisors within their respective regions and report to either a regional vice president or a vice president of SRI. SRI’s three regional vice presidents and three vice presidents report to the president of SRI.

Ownership Program. The Sonic Drive-In philosophy stresses an ownership relationship with supervisors and managers. As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In. SRI owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In. Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest. As owners, they share in the profits and are responsible for their share of any losses incurred by their Partner Drive-Ins. We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently. Additional information regarding our ownership program is incorporated herein by reference to Ownership Program in Part II, Item 7, at page 26 of this Form 10-K.

Sonic records the interests of supervisors and managers as “minority interest in earnings of Partner Drive-Ins” under costs and expenses on its financial statements. We estimate that the average percentage interest of a supervisor was 16% and the average percentage interest of a manager in a Partner Drive-In was 19% in fiscal year 2005. Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant. Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant. The amounts of the buy-in and the buy-out are generally based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant. Most supervisors and managers finance the buy-in with a loan from a third-party financial institution.

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

	2005	2004	2003	2002	2001
Average Sales per Partner Drive-In
(in thousands)	$957	$886	$799	$791	$772
Number of Partner Drive-Ins:
Total Open at Beginning of Year	539	497	452	393	312
Newly-Opened and Re-Opened	37	21	35	40	34
Purchased from Franchisees*	4	24	52	25	50
Sold to Franchisees*	(5)	(3)	(41)	(5)	(2)
Closed	(1)	0	(1)	(1)	(1)

Total Open at Year End	574	539	497	452	393

_________________
*The relatively large number of drive-ins sold to franchisees in fiscal year 2003 and purchased from franchisees in fiscal years 2001 through 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In most instances where we purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Franchise Program

General. As of August 31, 2005, we had 2,465 Franchise Drive-Ins operating in 29 states and Mexico. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 52 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single site development. Our franchisees opened 138 Franchise Drive-Ins during fiscal year 2005 and we expect our franchisees to open approximately 150 to 160 Franchise Drive-Ins in fiscal 2006. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements. Each Sonic Drive-In, including each Partner Drive-In, operates under a franchise agreement that provides for payments to Sonic of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the drive-in. Our current standard license agreement provides for a franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. For non-traditional drive-ins, which are those Sonic Drive-Ins located in venues such as shopping mall food courts, airports, and universities, the license agreement provides for a franchise fee of $15,000 and a graduated royalty rate from 1% to 5% of gross revenues. Approximately 97% of all Sonic Drive-Ins opening in fiscal year 2006 are expected to open under the current standard license agreement, with the remaining 3% expected to open in venues that would be included under the non-traditional license agreement. The current standard license agreement provides for a term of 20 years, with one 10-year renewal option. The term for a non-traditional Sonic Drive-In is typically 10 years, with two five-year renewal options. We have the right to terminate any franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws affect our ability to terminate or refuse to renew a franchise.

As of August 31, 2005, 44% of all Sonic Drive-Ins were subject to the 1% to 5% graduated royalty rate, 49% were subject to a former version of the license agreement (no longer being issued) providing for a 1% to 4% graduated royalty rate, and 7% were subject to a former version of the license agreement (also no longer being issued) providing for a 1% to 3% graduated royalty rate. For fiscal year 2005, Sonic’s average royalty rate equaled 3.56%. The license agreements for those Franchise Drive-Ins which currently operate under the 1% to 4% or 1% to 3% graduated royalty rate begin expiring in fiscal year 2006 and will continue to expire through fiscal year 2023. We expect that almost all the Franchise Drive-Ins currently operating under those expiring license agreements will renew their licenses pursuant to the terms of the then current license agreement. Those renewals of the expiring license agreements to the current form of the license agreement with the 1% to 5% graduated royalty rate will contribute to an increase in our royalty revenues.

Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, approximately 64% of the new Franchise Drive-Ins opened during fiscal year 2005 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, we have the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

During fiscal year 2005, we entered into 50 new area development agreements calling for the opening of 212 Franchise Drive-Ins and amended 14 existing area development agreements calling for the opening of an additional 40 Franchise Drive-Ins, all during the next seven years. As of August 31, 2005, we had a total of 163 area development agreements in effect, calling for the development of 635 additional Sonic Drive-Ins during the next seven years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins for fiscal year 2006 or during the next seven years. Of the 205 Franchise Drive-Ins scheduled to open during fiscal year 2005 under area development agreements in place at the beginning of that fiscal year, 88 or 43% opened during the period. During fiscal year 2005, we terminated 26 of the 157 area development agreements existing at the beginning of the fiscal year. The terminated area development agreements called for the opening of 32 Franchise Drive-Ins in fiscal year 2005 and an additional 30 Franchise Drive-Ins in the next three fiscal years. All of these terminations were as a result of the franchisee failing to meet the development schedule under the area development agreement.

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

Franchise Drive-In Development. We assist each franchisee in selecting sites and developing Sonic Drive-Ins. Each franchisee has responsibility for selecting the franchisee’s drive-in location, but must obtain our approval of each Sonic Drive-In design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age, and traffic. We provide our franchisees with the physical specifications for the typical Sonic Drive-In.

Franchisee Financing. Other than the agreements described below, we do not generally provide financing to franchisees or guarantee loans to franchisees made by third-parties.

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $3.8 million as of August 31, 2005. We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

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

Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, we provide various other services to our franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic Drive-Ins; and (3) assistance in selecting sites for new Sonic Drive-Ins using demographic data and studies of traffic patterns. Our field services organization consists of 17 field service consultants, 14 field marketing representatives, four regional marketing directors, one marketing manager, one senior marketing director, two new franchise consultants, five regional vice presidents, all with responsibility for defined geographic areas, a director of new franchise services, and two vice presidents of franchise finance. The field service consultants provide operational services and support for our franchisees, while the field marketing representatives assist the franchisees with the development of advertising cooperative and local market promotional activities. New franchise consultants support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee’s first three Sonic Drive-Ins. We also have six real estate directors who assist the franchisees with the identification of trade areas for new Franchise Drive-Ins and the franchisees’ selection of sites for their Franchise Drive-Ins, subject to Sonic’s final approval of those sites. Ten field trainers and four training consultants provide training to franchisees in such areas as shift management, customer service, time management, supervisory skills, and financial controls.

Franchise Operations. Sonic’s franchisees operate all Franchise Drive-Ins in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis. Each franchisee has full discretion to determine the prices charged to its customers.

Franchise Advisory Council. We have established a Franchise Advisory Council which provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 18 members selected by Sonic. Currently we have six executive committee members who are selected at large. The remaining 12 members are regional members who represent four defined regions of the country and serve three-year terms. We have five Franchise Advisory Council task groups comprised of 53 total members who serve two-year terms and lend support on individual key priorities.

Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2005	2004	2003	2002	2001
Average Sales Per Franchise Drive-In (in thousands)	$1,039	$983	$929	$935	$899
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,346	2,209	2,081	1,966	1,863
New Franchise Drive-Ins	138	167	159	142	157
Sold to the Company*	(4)	(24)	(52)	(25)	(50)
Purchased from the Company*	5	3	41	5	2
Closed and Terminated,
Net of Re-openings	(20)	(9)	(20)	(7)	(6)
Total Open at Year End	2,465	2,346	2,209	2,081	1,966

_______________
* The relatively large number of drive-ins purchased from Sonic in fiscal year 2003 and sold to Sonic in fiscal years 2001 through 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In most instances where Sonic purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Competition

We compete in the quick-service restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality. The quick-service restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional, and local food services, including quick-service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the climate of the locations of a number of Partner Drive-Ins and Franchise Drive-Ins.

Employees

As of August 31, 2005, we had 330 full-time corporate employees. This number does not include the approximately 19,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors or managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

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

Sonic and its franchisees must comply with laws and regulations governing labor, employment and wage and hour issues, such as minimum wage, overtime, family and medical leave, discrimination, and other working conditions. Many of the food service personnel in Sonic Drive-Ins receive compensation at rates related to federal, state, and local minimum wage laws and, accordingly, increases in applicable minimum wage laws will increase labor costs at those locations.

Available Information

We maintain an internet website with the address of http://www.sonicdrivein.com. Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. In addition, copies of Sonic’s corporate governance materials, including the Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Financial Officers, and Code of Business Conduct and Ethics are available for viewing and copying at the website, free of charge.

Item 2. Properties

Of the 574 Partner Drive-Ins operating as of August 31, 2005, we operated 237 of them on property leased from third-parties and 337 of them on property we own. The leases expire on dates ranging from 2006 to 2024, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

We moved our corporate headquarters to a new building in the Bricktown district of downtown Oklahoma City in November 2003 and have a 15-year lease to occupy approximately 78,000 square feet in the new building. The lease expires in November 2018 and has two five-year renewal options. Sonic believes its properties are suitable for the purposes for which they are being used.

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

Item 4A. Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company.

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	50	Chairman of the Board of Directors, Chief Executive Officer and President	June 1985

W. Scott McLain	43	Executive Vice President of Sonic Corp. and President of Sonic Industries Inc.	April 1996

Michael A. Perry	47	President of Sonic Restaurants, Inc.	August 2003

Ronald L. Matlock	54	Senior Vice President, General Counsel and Secretary	April 1996

Stephen C. Vaughan	39	Vice President and Chief Financial Officer	January 1996

V. Todd Townsend	41	Vice President and Chief Marketing Officer	August 2005

Carolyn C. Cummins	47	Vice President of Compliance	April 2004

Terry D. Harryman	40	Controller	January 1999

Renee G. Shaffer	44	Treasurer	April 2005

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

Stephen C. Vaughan has served as Vice President and Chief Financial Officer of the Company since November 2004. Mr. Vaughan also served as Treasurer of the Company from November 2004 until April 2005. Mr. Vaughan served as Vice President of Planning and Analysis and Treasurer from November 2001 until November 2004 and served as Vice President of Planning and Analysis from January 1999 until November 2001. He joined the Company in 1992.

V. Todd Townsend has served as Vice President and Chief Marketing Officer of the Company since joining the Company in August 2005. Mr. Townsend served as Vice President of Marketing for Yahoo! Inc. from 2004 until joining the Company in 2005. Mr. Townsend served as Assistant Vice President of Marketing for Sprint Corp. from 2001 until 2003 and as Senior Director of Marketing for Sprint Corp. from 2000 until 2001.

Carolyn C. Cummins has served as the Company’s Vice President of Compliance since April 2004. Ms. Cummins has also served as Assistant General Counsel and Assistant Secretary since joining the Company in January 1999.

Terry D. Harryman has served as the Company’s Controller since January 1999. Mr. Harryman has also served as the Controller of Sonic Restaurants, Inc. and Sonic Industries Inc. since January 2002. He served as Assistant Treasurer of Sonic Restaurants, Inc. and Sonic Industries Inc. from October 1996 until January 2002.

Renee G. Shaffer has served as the Treasurer of the Company since joining the Company in April 2005. Ms. Shaffer served as an Assistant Vice President of Information Systems of Hobby Lobby Stores, Inc. from December 2003 until December 2004 and the Director of Information Systems of Hobby Lobby Stores, Inc. from January 2001 until December 2003. She worked as a certified public accountant providing financial and accounting services from 1998 until January 2001.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the May 2004 three-for-two stock split.

Quarter Ended	High	Low	Quarter Ended	High	Low
November 30, 2004	$29.980	$22.400	November 30, 2003	$20.587	$16.260
February 28, 2005	$33.870	$29.170	February 29, 2004	$23.247	$19.673
May 31, 2005	$35.470	$30.800	May 31, 2004	$24.313	$20.233
August 31, 2005	$33.970	$29.170	August 31, 2004	$23.500	$21.100

Stockholders

As of October 31, 2005, the Company had 601 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business, acquisition of Franchise Drive-Ins, and repurchases of the Company’s common stock. As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company’s equity compensation plans as of August 31, 2005.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,216,919	$14.87	918,058
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2005 are as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Dollar Value that May Yet Be Purchased Under the Program (d)
June 1, 2005 through June 30, 2005	228,700	$31.49	228,700	$122,800
July 1, 2005 through July 31, 2005	498,900	$30.31	498,900	$107,676
August 1, 2005 through August 31, 2005	-0-	$ 0.00	-0-	$107,676
Total	727,600	$30.68	727,600

(1) All of the shares purchased during the fourth quarter of fiscal 2005 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In April 2005, the Company’s Board of  Directors approved an increase in the share repurchase authorization from $60,000 to $150,000 and extended the program to August 31, 2006.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2005	2004	2003	2002	2001

Income Statement Data:
Partner Drive-In sales	$525,988	$449,585	$371,518	$330,707	$267,463
Franchise Drive-Ins:
Franchise royalties	88,027	77,518	66,431	61,392	54,220
Franchise fees	4,311	4,958	4,674	4,020	4,408
Other	4,740	4,385	4,017	4,043	4,547
Total revenues	623,066	536,446	446,640	400,162	330,638
Cost of Partner Drive-In sales	421,906	358,859	291,764	257,057	207,782
Selling, general and administrative	40,746	38,270	35,426	33,444	30,602
Depreciation and amortization	35,821	32,528	29,223	26,078	23,855
Provision for impairment of long-lived assets	387	675	727	1,261	792
Total expenses	498,860	430,332	357,140	317,840	263,031
Income from operations	124,206	106,114	89,500	82,322	67,607
Net interest expense	5,785	6,378	6,216	6,319	5,525
Income before income taxes	$118,421	$99,736	$83,284	$76,003	$62,082
Net income	$75,381	$63,015	$52,261	$47,692	$38,956

Income per share (1):
Basic	$1.26	$1.06	$0.89	$0.79	$0.65
Diluted	$1.21	$1.02	$0.86	$0.75	$0.62
Weighted average shares used in calculation (1):
Basic	59,995	59,314	58,465	60,234	59,774
Diluted	62,431	61,654	60,910	63,310	62,598

Balance Sheet Data:
Working capital (deficit)	$(30,093)	$(14,537)	$(2,875)	$(12,942)	$(3,335)
Property, equipment and capital leases, net	422,825	376,315	345,551	305,286	273,198
Total assets	563,316	518,633	486,119	405,356	358,000
Obligations under capital leases (including current portion)	38,525	40,531	27,929	12,938	13,688
Long-term debt (including current portion)	60,195	82,169	139,587	109,375	109,168
Stockholders’ equity	384,539	334,762	265,398	230,670	200,719
Cash dividends declared per common share	–	–	–	–	–

(1) Adjusted for a 3-for-2 stock split in 2004 and 2002

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States. As of August 31, 2005, the Sonic system was comprised of 3,039 drive-ins, of which 19% or 574 were Partner Drive-Ins and 81% or 2,465 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items, such as specialty soft drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, and wraps. We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees. We also receive revenues from initial franchise fees. To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from minority ownership interests in a few Franchise Drive-Ins.

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

Overview of Business Performance. Business performance was strong during fiscal year 2005 as net income increased 19.6% and earnings per share increased 18.6% to $1.21 per diluted share.

The Sonic brand achieved several milestones during fiscal year 2005, including:
•	Surpassing the $1.0 million mark in system-wide average unit volumes;
•	Opening of the 3,000th Sonic Drive-In; and
•	Our 19th consecutive year of higher system-wide same-store sales.

We continue to experience considerable momentum in our business fueled by strong growth in same-store sales that, despite some pressure on store-level operating costs during the year, led to a significant increase in system-wide average profit per store. The rise in store-level profits, in turn, helped produce a solid number of new drive-in openings by franchisees. We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;
•	Increased franchising income stemming from solid same-store sales growth and our unique ascending royalty rate;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Operating leverage at both the drive-in level and the corporate level; and
•	The use of excess operating cash flow for franchise acquisitions and share repurchases.

Looking forward, these strategies are expected to continue to positively impact our business. We expect revenue growth of between 13% and 15% for fiscal year 2006, based upon same-store sales growth in the target range of 2% to 4%. This increase in revenues includes the expected benefit from 15 Franchise Drive-Ins which were acquired by the Company effective September 1, 2005.

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

System-Wide Performance ($ in thousands)

	Year Ended August 31,
	2005	2004	2003

Percentage increase in sales	12.4%	13.1%	7.0%

System-wide drive-ins in operation:
Total at beginning of period	2,885	2,706	2,533
Opened	175	188	194
Closed (net of re-openings)	(21)	(9)	(21)
Total at end of period	3,039	2,885	2,706

Core markets	2,165	2,059	1,977
Developing markets	874	826	729
All markets	3,039	2,885	2,706

Average sales per drive-in:
Core markets	$1,059	$1,004	$947
Developing markets	934	861	802
All markets	1,023	964	907

Change in same-store sales (1):
Core markets	5.6%	6.4%	0.5%
Developing markets	7.4	6.8	(1.2)
All markets	6.0	6.5	0.3

(1) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 6.0% during fiscal year 2005, largely as a result of traffic growth (an increase in the number of transactions) across all day parts (e.g. morning, lunch, afternoon, dinner, and evening). Additionally, a lesser portion of the growth came from an increase in the average check (the average amount spent per transaction). This marked our 19th consecutive year of positive same-store sales. We believe our strong sales performance is a direct consequence of our specific sales-driving initiatives including, but not limited to:

•	Growth in brand awareness through increased media spending and greater use of network cable advertising;
•	Strong promotions and new product news focused on quality and expanded choices for our customers;
•	Continued growth of our business in non-traditional day parts including the morning, afternoon, and evening day parts, which saw solid increases in sales; and
•	Use of technology to reach customers and improve the customer experience.

During fiscal year 2005, our total system-wide media expenditures were approximately $125 million as compared to $110 million in fiscal year 2004, which we believe continues to increase overall brand awareness and strengthen our share of voice relative to our competitors. We have also shifted more of our marketing dollars to our system-wide marketing fund efforts, which are largely used for network cable television advertising, growing this area of our advertising from approximately $32 million in fiscal year 2004 to approximately $60 million in fiscal year 2005. We believe increased network cable advertising provides several benefits including the ability to more effectively target and better reach the cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring additional depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion. Looking forward, we expect system-wide media expenditures to be approximately $140 million in fiscal 2006. The system-wide marketing fund portion will again represent approximately one-half of total media expenditures for fiscal 2006.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the past year, our new product offerings showcased the breadth of our menu and emphasized the opportunity for choice at Sonic. We will continue to have new product news in the coming months, all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and healthier alternatives.

We continue to promote the expansion of our business in non-traditional day parts (morning, afternoon, and evening). The momentum in our evening business, which rose significantly with the return of our Sonic Nights initiative in the summer of fiscal year 2004, continued through fiscal year 2005. Every day part, including lunch and dinner, showed positive growth during fiscal year 2005 compared to fiscal year 2004, and we believe we have continuing opportunity to grow our non-traditional day parts like afternoon and evening throughout fiscal year 2006.

Implementation of the PAYS program, which began in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of fiscal year 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and is expected to be completed system-wide by the end of calendar year 2006. The average investment to install PAYS in a typical Sonic Drive-In is approximately $25 thousand. In evaluating this initiative, we have targeted an “increased sales to investment ratio” of 1 to 1, and it has been our experience that the installation of the PAYS program has generally met and often exceeds this target.

A highlight of fiscal year 2005 was reaching the $1.0 million mark for system-wide average unit volumes. Another positive trend that has continued for seven consecutive quarters is the performance of developing markets relative to core markets. System-wide same-store sales in developing markets outpaced same-store sales in core markets, increasing 7.4% during fiscal year 2005 on top of a 6.8% increase in fiscal year 2004. We believe this increase was primarily due to additional spending on national cable, which has benefited all of our markets, and particularly our developing markets. From an average unit volume standpoint, developing markets, which represent roughly 29% of the store base, increased 8.5% continuing the positive trend of the last year and well ahead of the average unit volume increase in core markets which increased 5.5%.

Another milestone reached during fiscal year 2005 was the opening of Sonic’s 3,000th drive-in. We opened 175 new drive-ins during fiscal year 2005, consisting of 37 Partner Drive-Ins and 138 Franchise Drive-Ins, down slightly from 188 drive-in openings during fiscal year 2004 (21 Partner Drive-Ins and 167 Franchise Drive-Ins). Looking forward, the Company expects to open 180 to 190 new drive-ins during fiscal year 2006, including 150 to 160 by franchisees.

Results of Operations

Revenues. Total revenues increased 16.1% to $623.1 million in fiscal year 2005 from $536.4 million during fiscal year 2004. The increase in revenues primarily relates to strong sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
(in thousands)
				Percent
			Increase/	Increase/
Year Ended August 31,	2005	2004	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$525,988	$449,585	$76,403	17.0%
Franchise revenues:
Franchise royalties	88,027	77,518	10,509	13.6
Franchise fees	4,311	4,958	(647)	(13.0)
Other	4,740	4,385	355	8.1
Total revenues	$623,066	$536,446	$86,620	16.1

				Percent
			Increase/	Increase/
Year Ended August 31,	2004	2003	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$449,585	$371,518	$78,067	21.0%
Franchise revenues:
Franchise royalties	77,518	66,431	11,087	16.7
Franchise fees	4,958	4,674	284	6.1
Other	4,385	4,017	368	9.2
Total revenues	$536,446	$446,640	$89,806	20.1

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2005	2004	2003
Partner Drive-In sales	$525,988	$449,585	$371,518
Percentage increase	17.0%	21.0%	12.3%

Partner Drive-Ins in operation:
Total at beginning of period	539	497	452
Opened	37	21	35
Acquired from (sold to) franchisees, net	(1)	21	11
Closed	(1)	-	(1)
Total at end of period	574	539	497

Average sales per Partner Drive-In	$957	$886	$799
Percentage increase	8.0%	10.9%	1.0%

Change in same-store sales (1)	7.4%	7.8%	(0.3%)

(1) Represents percentage change for drive-ins open for a minimum of 15 months.

The increases in Partner Drive-In sales result from newly constructed and acquired drive-ins and same-store sales increases in existing drive-ins, offset by the loss of sales for sold and closed drive-ins.

Change in Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2005	2004
Increase from addition of newly constructed drive-ins (1)	$28,184	$23,099
Increase from acquisition of drive-ins (2)	19,831	38,378
Increase from same-store sales	31,109	28,561
Decrease from drive-ins sold or closed (3)	(2,721)	(11,971)
Net increase in Partner Drive-In sales	$76,403	$78,067

(1) Represents the increase for 58 and 55 drive-ins opened since the beginning of the prior fiscal year as of August 31, 2005 and 2004, respectively.
(2) Represents the increase for 28 and 77 drive-ins acquired since the beginning of the prior fiscal year as of August 31, 2005 and 2004, respectively.
(3) Represents the decrease for 9 and 45 drive-ins sold or closed since the beginning of the prior fiscal year as of August 31, 2005 and 2004, respectively.

During fiscal year 2005, same-store sales at Partner Drive-Ins again exceeded the same-store sales performance of our franchisees. The increase in average unit volume was also strong - growing 8.0% during the year as a result of the acquisition of higher volume drive-ins in Colorado in July 2004 as well as strong performance from new stores. Effective July 1, 2005, we rolled over the acquisition of the Colorado drive-ins which accounted for approximately three percentage points of the growth in Partner Drive-In sales during fiscal year 2005.

Beginning in fiscal year 2004, we implemented initiatives designed to close the approximately $130 thousand sales gap in annual average unit volumes between Partner Drive-Ins and Franchise Drive-Ins. To a large degree, this effort is modeled on the best practices of our top-volume Partner and Franchise Drive-Ins. Our intent is to complement the strong profit motive created through our partnership program with strong incentives focused on top-line growth. During fiscal year 2004, this gap narrowed by 25% or approximately $30 thousand per drive-in. During fiscal year 2005, the trend continued as same-store sales growth at Partner Drive-Ins outpaced same-store sales of Franchise Drive-Ins, closing the gap by another $15 thousand.

Over the past several years, we have completed the acquisition of several Franchise Drive-Ins in various markets including the acquisition of 51 drive-ins located in the San Antonio, Texas market in May 2003 and the acquisition of 22 drive-ins located in the Denver and Colorado Springs, Colorado markets in July 2004. Effective September 1, 2005, we acquired 15 franchise drive-ins located in the Tennessee and Kentucky markets. These acquisitions have added and are expected to continue to add to revenue growth and are expected to continue to be accretive to earnings over time. Our acquisitions are focused on higher volume stores with strong store-level management already in place. In addition, the selling franchisee usually retains a significant drive-in base and continues growing with us in other areas. We view these types of acquisitions of drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

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

Franchise Information ($ in thousands)

	Year Ended August 31,
	2005	2004	2003
Franchise fees and royalties (1)	$92,338	$82,476	$71,105
Percentage increase	12.0%	16.0%	8.7%

Franchise Drive-Ins in operation:
Total at beginning of period	2,346	2,209	2,081
Opened	138	167	159
Acquired from (sold to) Company, net	1	(21)	(11)
Closed	(20)	(9)	(20)
Total at end of period	2,465	2,346	2,209

Franchise Drive-In sales	$2,474,133	$2,219,340	$1,988,842
Percentage increase	11.5%	11.6%	6.1%

Effective royalty rate	3.56%	3.49%	3.34%

Average sales per Franchise Drive-In	$1,039	$983	$929

Change in same-store sales (2)	5.8%	6.2%	0.4%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise income, which consists of franchise royalties and franchise fees, increased 12.0% to $92.3 million in fiscal year 2005.

Franchise royalties increased 13.6% to $88.0 million in fiscal year 2005, compared to $77.5 million in fiscal year 2004. Of the $10.5 million increase, approximately $6.3 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.8% in fiscal year 2005, combined with an increase in the effective royalty rate to 3.56% during fiscal year 2005 compared to 3.49% during fiscal year 2004. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

Franchise royalties increased 16.7% to $77.5 million in fiscal year 2004, compared to $66.4 million in fiscal year 2003. Of the $11.1 million increase, approximately $6.7 million resulted from Franchise Drive-Ins’ same-store sales growth of 6.2% in fiscal year 2004, combined with an increase in the effective royalty rate to 3.49% during fiscal year 2004 compared to 3.34% during fiscal year 2003. The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

Franchise fees decreased 13.0% to $4.3 million as franchisees opened 138 new drive-ins in fiscal year 2005 as compared to 167 openings in fiscal year 2004. Franchise fees increased 6.1% to $5.0 million during fiscal 2004 as 167 Franchise Drive-Ins opened compared to 159 during the previous year.

During fiscal year 2005, development on the franchise side was negatively impacted by a number of factors. We had numerous projects affected by various delays caused by zoning and permitting difficulties as well as site specific location and construction issues. We believe this is a direct by-product of a more challenging development environment as much of our development is occurring in harder-to-develop markets, including Florida and California. In addition, since the development cycle tends to be 18 to 24 months long, we are, to some degree, feeling the impact of a slowdown in store profitability during 2003 that tends to create a more cautious approach to development from franchisees.

Looking forward, there has been a strong rise in per store profits over the last 24 months that has positively impacted the pipeline for future franchise development. This is evidenced by 163 area development agreements at the end of fiscal year 2005 representing approximately 635 planned Franchise Drive-In openings over the next few years, compared to 157 such agreements at August 31, 2004 which represented approximately 570 planned Franchise Drive-In openings. Another step that has contributed to growth in the franchise pipeline is the recent planned expansion into a number of new markets, primarily located along the east and west coasts. In the past, our market expansion has been limited to a fewer number of markets at one time; we believe the brand awareness provided by our national cable advertising efforts will support this planned expansion to a greater number of markets.

Twenty Franchise Drive-Ins were closed during fiscal year 2005, which was an increase from the nine Franchise Drive-Ins closed during fiscal year 2004. Fifteen of the closings occurred during the second quarter and related primarily to two weaker franchise operators in two different markets. We do not believe that these drive-in closings are indicative of the Sonic brand’s success. We have taken steps to require stronger financial qualifications of new franchisees, which we believe will significantly mitigate this type of risk. In addition, we expect that some of these drive-ins may re-open under new franchisee ownership.

We anticipate 150 to 160 store openings by franchisees during fiscal year 2006. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of these new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $10 million in incremental franchise fees and royalties in fiscal year 2006.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 80.2% in fiscal year 2005 from 79.8% in fiscal year 2004. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins
	Year Ended August 31,
	2005	2004	2003
Costs and Expenses (1):
Partner Drive-Ins:
Food and packaging	26.2%	26.3%	26.0%
Payroll and other employee benefits	30.3	30.2	29.6
Minority interest in earnings of Partner Drive-Ins	4.1	4.4	3.9
Other operating expenses	19.6	18.9	19.0
Total Partner Drive-In cost of operations	80.2%	79.8%	78.5%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased by 0.1 percentage points during fiscal year 2005 compared to fiscal year 2004 following an increase of 0.3 percentage points during fiscal year 2004 compared to fiscal year 2003. In the early part of the year, we experienced significant, year-over-year increases in several commodities including beef, dairy, and tomatoes. They were offset by menu price increases of approximately 1% in December 2004 and 1.5% in May 2005, as well as abatement of price pressures for these items, particularly dairy, in the latter part of the year. Looking forward, we anticipate that slightly lower year-over-year costs for beef, as well as lower costs for other items will result in lower food and packaging costs, as a percentage of sales, on a year-over-year basis in fiscal year 2006. This favorable outlook may be negatively impacted if energy prices remain high throughout the year.

Labor costs increased by 0.1 percentage points during fiscal year 2005 compared to fiscal year 2004 after an increase of 0.6 percentage points during fiscal year 2004 compared to fiscal year 2003. The slight increase for fiscal year 2005 resulted from staffing increases at the assistant manager level, as well as higher labor costs related to opening newly constructed stores as higher staffing levels were required for pre-opening training and through the initial opening period. The 2004 increase was primarily a result of significant payments made under the sales-based incentive program for drive-

in management as well as higher staffing levels reflecting successful ongoing efforts to reduce turnover at Partner Drive-Ins.

Looking forward, the average wage rate has increased slightly in the last two quarters of fiscal year 2005, although the increase has not been significant to date. We plan to continue making significant payments under our sales incentive program, as we believe it has been a major driver of strong sales performance at Partner Drive-Ins. These increases, however, should be leveraged by higher volumes. As a result, we expect labor costs to be flat to slightly favorable, as a percentage of sales, on a year-over-year basis, in fiscal year 2006.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings from our partnership program, increased by $1.6 million during fiscal year 2005, reflecting the increase in average profit per store. During fiscal year 2004, minority interest increased $5.5 million, also reflecting the increase in average profit per store. Overall, we continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during fiscal year 2005. Since we expect our average store level profits to continue to grow in fiscal year 2006, we would expect minority interest to increase in dollar terms but stay relatively flat as a percentage of sales.

Other operating expenses increased by 0.7 percentage points during fiscal year 2005. Costs increased primarily as a result of credit card charges associated with the increase in credit card transactions stemming from the success of the PAYS program, as well as increased repairs and maintenance expenses resulting from a greater focus on the physical appearance of our drive-ins, both inside and outside. Utility costs also increased toward the end of fiscal year 2005 as a result of increased energy prices. During fiscal year 2004, other operating expenses decreased by 0.1 percentage points as the leverage of operating at higher unit volumes more than offset increased costs. Looking forward, we expect cost increases in many of the items listed above, particularly utility costs, to carry over into fiscal year 2006. Our expectations for other operating costs will continue to depend upon future swings in energy costs, but we generally expect that the cost increases will result in other operating expenses increasing 0.25 to 0.50 percentage points, in fiscal year 2006.

To summarize, we are expecting overall restaurant-level margins to be relatively flat during fiscal year 2006 on a year-over-year basis, depending upon the variability in energy costs.

Selling, General and Administrative. Selling, general and administrative expenses increased 6.5% to $40.7 million during fiscal year 2005 and 8.0% to $38.3 million during fiscal year 2004. We continue to see leverage as the growth in these expenses was considerably less than the growth in revenues. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.5% in fiscal year 2005, compared with 7.1% in fiscal year 2004 and 7.9% in fiscal year 2003. Beginning in the first quarter of fiscal year 2006, the Company will adopt FAS 123R which requires the fair value of stock options be charged to expense. The projected impact of adopting this standard is estimated to be additional expense of approximately $8 to $9 million during fiscal year 2006. This expense is expected to be incurred pro-rata over the fiscal year, with the amount increasing slightly in the third and fourth quarters due to the annual grant of options that typically occurs at Sonic’s spring board meeting. Excluding the impact of FAS 123R, we anticipate that these costs will increase in the range of 10% to 12% in fiscal year 2006 and to decline as a percentage of sales. This rate of increase is higher than prior years primarily because of increased headcount additions which management believes is necessary to support continued growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased 10.1% to $35.8 million in fiscal year 2005 due, in part, to additional depreciation stemming from the Colorado acquisition in July 2004. Similarly, depreciation and amortization expense increased 11.3% to $32.5 million in fiscal year 2004 as a result of the San Antonio and Colorado acquisitions, as well as the capital lease on our corporate office space. Capital expenditures, excluding acquisitions, were $85.9 million in fiscal year 2005. Looking forward, with approximately $75 to $80 million in capital expenditures planned for the year, normal depreciation and amortization is expected to increase by approximately 9% to 11% for the year. However, the Company re-evaluated the remaining asset life of certain assets related to the retrofit of Partner Drive-Ins in the late 1990s and has determined that the remaining useful life should be reduced. This reduction will cause an incremental increase in depreciation and amortization over the next four quarters of approximately 7% over the prior year, resulting in an overall expectation that depreciation and amortization will increase in the range of 16% to 18% for the year.

Provision for Impairment of Long-lived Assets. One Partner Drive-In and one property held for disposal became impaired during fiscal year 2005 under the guidelines of FAS 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a total provision for impairment of long-lived assets of $0.4 million was recorded for the carrying costs of these assets in excess of their estimated fair values. One Partner Drive-In became impaired during fiscal year 2004 which resulted in a provision for impairment of $0.7 million to reduce the drive-in’s carrying cost to its estimated fair value. During fiscal year 2003, two Partner Drive-Ins became impaired which resulted in a provision for impairment totaling $0.7 million to reduce the drive-ins’ carrying cost to their estimated fair value. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins may change in the near future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense. Net interest expense decreased 9.3% in fiscal year 2005 compared to a 2.6% increase in fiscal year 2004 as a result of strong cash flow from operations. The reduction in interest expense more than offset the decrease in interest income relating to the outsourcing of our partner notes to a third-party financial institution in August 2004. Interest expense increased in fiscal year 2004 largely due to the addition of the capital lease associated with our new office space. Our ability to generate positive operating cash flow enabled us to expend $85.9 million in capital expenditures, $42.3 million in share repurchases and still reduce our long-term debt by $22.0 million. Going forward, we expect our continued repurchase of stock, as well as the acquisition of 15 drive-ins effective September 1, 2005 will produce higher interest expense in future quarters depending on the level of shares repurchased or additional franchise acquisitions.

Income taxes. The provision for income taxes reflects an effective federal and state tax rate of 36.35% for fiscal year 2005 compared with 36.82% in fiscal year 2004 and 37.25% in fiscal year 2003. The lower rate for fiscal year 2005 resulted primarily from a retroactive tax law change that reinstated expired tax credits in the first quarter of fiscal year 2005. The reduction in our effective tax rate in fiscal year 2004 was primarily a result of the benefit of higher tax credits. We expect the adoption of FAS 123R for stock options in the first quarter of fiscal year 2006 to impact the tax rate, as only the portion of stock option expense expected to result in a future tax deduction is considered deductible for tax accounting purposes. Sonic currently estimates the tax benefit for stock options to be approximately 25% of the amount expensed. Considering these variables, we anticipate that our effective tax rate will increase during fiscal year 2006 to a range of 37.5% to 38.0% and vary from quarter to quarter as circumstances on individual tax matters change.

Financial Position

During fiscal year 2005, current assets increased 1.9% to $35.2 million compared to $34.6 million as of the end of fiscal year 2004. Net property, equipment and capital leases increased by 12.4% as a result of capital expenditures. The increases in current assets and net property, equipment and capital leases were partially offset by decreases in notes receivable, resulting from early repayment by franchisees, to produce an 8.6% increase in total assets to $563.3 million as of the end of fiscal year 2005.

Total current liabilities increased $16.2 million or 33.0% during fiscal year 2005 as a result of increases in income taxes payable and trade payables. The non-current portion of long-term debt decreased $22.7 million or 28.9% as a result of repayment of debt using cash generated from operating activities. Overall, total liabilities decreased $5.1 million or 2.8% as a result of the items discussed above.

Stockholders’ equity increased $49.8 million or 14.9% during fiscal year 2005 primarily resulting from earnings during the period of $75.4 million offset by treasury stock repurchases of $42.3 million. Proceeds and the related tax benefit from the exercise of stock options accounted for the balance of the increase. At the end of fiscal year 2005, our debt-to-total capital ratio stood at 20.4%, down from 26.8% at the end of fiscal year 2004. For the twelve months ended August 31, 2005, return on average stockholders' equity was 21.0% and return on average assets was 13.9%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $25.6 million or 24.3% to $132.3 million in fiscal year 2005 as compared to $106.7 million in fiscal year 2004, primarily as a result of an increase in operating profit before depreciation and amortization and an increase in operating liabilities related to the amount and timing of tax and other liability payments. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation, amortization and stock-based compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. We expect free cash flow to approach $50 million for fiscal year 2006.

We have an agreement with a group of banks that provides us with a $150.0 million line of credit expiring in July 2010. As of August 31, 2005, our outstanding borrowings under the line of credit were $30.2 million at an effective borrowing rate of 5.11%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of August 31, 2005, was $119.1 million. We have long-term debt maturing in fiscal year 2006 of $8.9 million. Of this amount, $4.6 million relates to our senior unsecured notes that will be maturing in August 2006, and is classified as long-term because we intend to utilize amounts available under our line of credit to fund this obligation. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins and other planned capital expenditures, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

On April 7, 2005, our Board of Directors approved an increase in the amount available under our share repurchase program from $60.0 million to $150.0 million and extended the program through August 31, 2006. Pursuant to this program, the Company acquired 1.3 million shares at an average price of $31.48 for a total cost of $42.3 million during fiscal year 2005. As of August 31, 2005, we had $107.7 million available under the program.

We opened 37 newly constructed Partner Drive-Ins and sold a net of one drive-in to franchisees during fiscal year 2005. We funded total capital additions for fiscal year 2005 of $85.9 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures, from cash generated by operating activities and borrowings under our line of credit. During fiscal year 2005, we purchased the real estate for 31 of the 41 newly constructed and acquired drive-ins. Sales of real estate relating to drive-ins previously sold to franchisees are a component of cash from investing activities and totaled $1.3 million during fiscal year 2005 compared to $8.8 million during fiscal year 2004.

Subsequent to August 31, 2005, the Company acquired 15 Franchise Drive-Ins for $13.9 million, excluding any post-closing adjustments. The Company also continued to repurchase shares of stock under the share repurchase program, purchasing an additional 1.4 million shares for $40.0 million. The total remaining amount authorized for repurchase as of November 10, 2005 was $67.6 million. These cash outlays also led to additional advances under the available line of credit, with the total amount outstanding at November 10, 2005 of $63.0 million, an increase of $32.9 million over the balance at August 31, 2005.

We plan capital expenditures of approximately $75 to $80 million in fiscal year 2006, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, relocations of older drive-ins, store equipment and point-of-sale system upgrades, and enhancements to existing financial and operating information systems. We expect to fund these capital expenditures through cash flow from operations and borrowings under our existing line of credit.

As of August 31, 2005, our total cash balance of $6.4 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans and lease agreements. See Note 15 of the Notes to Consolidated Financial Statements for additional information about these guarantees. The Company has no other off-balance sheet financings.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. Our commitments and obligations as of August 31, 2005 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than	1 - 3	3 - 5	More than
		1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$60,195	$4,261	$9,461	$42,199	$4,274
Capital leases	58,960	4,960	9,522	9,547	34,931
Operating leases	154,782	9,722	19,056	18,515	107,489
Total	$273,937	$18,943	$38,039	$70,261	$146,694

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

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this document contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. These assumptions and estimates could have a material effect on our financial statements. We evaluate our assumptions and estimates on an ongoing basis using historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets.  We review each Partner Drive-In for impairment when events or circumstances indicate it might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Ownership Program. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which was previously financed by the Company. We outsourced the financing of partner notes to a third-party in the fourth fiscal quarter of 2004. Supervisors and managers are neither employees of Sonic nor of the drive-in in which they have an ownership interest.

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

Our franchisees are required under the provisions of the license agreements to pay royalties to Sonic each month based on a percentage of actual net sales. However, the royalty payments and supporting financial statements are not due until the 20th of the following month. As a result, we accrue royalty revenue in the month earned based on estimates of Franchise Drive-Ins sales. These estimates are based on actual sales at Partner Drive-Ins and projections of average unit volume growth at Franchise Drive-Ins.

Income Taxes. We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as wages paid to certain employees, effective rates for state and local income taxes and the tax deductibility of certain other items.

Our estimates are based on the best available information at the time that we prepare the provision, including legislative and judicial developments. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state and local governments, typically several years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Adjustments to these estimates or returns can result in significant variability in the tax rate from period to period.

Forward-looking Statements

This annual report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. We caution that the following important economic and competitive factors, among others, could cause the actual results to differ materially from those in the forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements, and other written or electronic communication, as well as verbal forward-looking statements made from time to time by representatives of the Company. Factors that may cause actual results to differ materially from forward-looking statements include, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illnesses, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional, and national economic conditions, weather, demographic trends, traffic patterns, employee availability, increases in utility costs, and cost increases or shortages in raw food products. In addition, the opening and success of new drive-ins will depend on various factors, including weather, strikes, the availability of suitable sites for new drive-ins, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and notes receivable, as well as changes in commodity prices.

Our exposure to interest rate risk currently consists of our senior notes, outstanding line of credit, and notes receivable. The senior notes bear interest at fixed rates which average 6.8%. The aggregate balance outstanding under the senior notes as of August 31, 2005 was $24.4 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of August 31, 2005, the estimated fair value of the senior notes exceeded the carrying amount by approximately $0.6 million. The line of credit bears interest at a rate benchmarked to U.S. and European short-term interest rates. The balance outstanding under the line of credit was $30.2 million as of August 31, 2005. The impact on our results of operations of a one-point interest rate change on the average outstanding balance under the line of credit during fiscal year 2005 would be approximately $0.1 million. We have made certain loans to our franchisees totaling $3.5 million as of August 31, 2005. The interest rates on these notes are generally between 6.0% and 10.5%. We believe the fair market value of these notes approximates their carrying amount.

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

Management's Report on Internal Control over Financial Reporting

 The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of August 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

         The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sonic Corp. maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Sonic Corp. maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2005 and 2004, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended August 31, 2005 of Sonic Corp. and our report dated November 10, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 10, 2005

Item 9B. Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2005 fiscal year which was not reported.

PART III

Item 10. Directors and Executive Officers of the Company

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2005 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

 Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:

Pages

Schedule II -	Valuation and Qualifying Accounts	F-30

The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in Sonic’s Consolidated Financial Statements, including the notes to those statements.

Exhibits

The Company has filed the exhibits listed below with this report. The Company has marked all management contracts and compensatory plans or arrangements with an asterisk (*).

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

3.04. Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

3.05. First Amendment to Rights Agreement dated January 28, 2003, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed January 29, 2003.

3.06. Second Amendment to Rights Agreement dated January 7, 2005, which the Company hereby incorporates by reference from Exhibit 4 to the Company’s Form 8-K filed January 7, 2005.

3.07. Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

3.08. Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002, which the Company hereby incorporates by reference from Exhibit 3.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.

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

10.07.  Form of Sonic Industries Inc. License Agreement (the Number 6NT License Agreement) , which the Company hereby incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

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

10.11. 1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.12. 1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.13. 1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.14. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.15. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.16. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.17. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.18. Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.19. Employment Agreement with Ronald L. Matlock dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.20. Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.21. Employment Agreement with Michael A. Perry dated August 20, 2003, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended August 31, 2003. *

10.22. Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.23. Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.24. Employment Agreement with Carolyn C. Cummins dated April 29, 2004, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 2004. *

10.25. Employment Agreement with Renee G. Shaffer dated April 7, 2005. *

10.26. Employment Agreement with V. Todd Townsend dated August 18, 2005. *

10.27. Consulting Agreement with Pattye L. Moore dated September 10, 2004, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 2004. *

10.28. Credit Agreement with Bank of America, N.A., dated April 23, 2003 which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

10.29. First Amendment to Credit Agreement with Bank of America, N.A., dated July 28, 2005.

10.30. 2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.31. 2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

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

21.01. Subsidiaries of the Company, which the Company hereby incorporates by reference from Exhibit 21.01 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

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

32.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 10, 2005

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2005	2004
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$6,431	$7,993
Accounts and notes receivable, net	18,801	18,087
Net investment in direct financing leases	1,174	1,054
Inventories	3,760	3,551
Deferred income taxes	821	798
Prepaid expenses and other	4,262	3,100
Total current assets	35,249	34,583

Notes receivable, net	3,138	5,459

Net investment in direct financing leases	5,033	6,107

Property, equipment and capital leases, net	422,825	376,315

Goodwill, net	88,471	87,420

Trademarks, trade names and other intangibles, net	6,434	6,450

Other assets, net	2,166	2,299
Total assets	$563,316	$518,633

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2005	2004
	(In Thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,117	$9,783
Deposits from franchisees	3,157	2,867
Accrued liabilities	26,367	23,733
Income taxes payable	15,174	6,731
Obligations under capital leases and long-term debt due within one year	6,527	6,006
Total current liabilities	65,342	49,120

Obligations under capital leases due after one year	36,259	38,020
Long-term debt due after one year	55,934	78,674
Other noncurrent liabilities	10,078	8,231
Deferred income taxes	11,164	9,826
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares authorized; shares issued 75,766,006 in 2005 and 74,617,554 in 2004	758	746
Paid-in capital	121,982	105,012
Retained earnings	426,783	351,402
	549,523	457,160
Treasury stock, at cost; 16,450,920 shares in 2005 and 15,098,687 shares in 2004	(164,984)	(122,398)
Total stockholders’ equity	384,539	334,762
Total liabilities and stockholders’ equity	$563,316	$518,633

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2005	2004	2003
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$525,988	$449,585	$371,518
Franchise Drive-Ins:
Franchise royalties	88,027	77,518	66,431
Franchise fees	4,311	4,958	4,674
Other	4,740	4,385	4,017
	623,066	536,446	446,640
Costs and expenses:
Partner Drive-Ins:
Food and packaging	137,845	118,073	96,568
Payroll and other employee benefits	159,478	135,880	110,009
Minority interest in earnings of Partner Drive-Ins	21,574	19,947	14,398
Other operating expenses	103,009	84,959	70,789
	421,906	358,859	291,764

Selling, general and administrative	40,746	38,270	35,426
Depreciation and amortization	35,821	32,528	29,223
Provision for impairment of long-lived assets and other	387	675	727
	498,860	430,332	357,140
Income from operations	124,206	106,114	89,500

Interest expense	6,418	7,684	7,464
Interest income	(633)	(1,306)	(1,248)
Net interest expense	5,785	6,378	6,216
Income before income taxes	118,421	99,736	83,284
Provision for income taxes	43,040	36,721	31,023
Net income	$75,381	$63,015	$52,261

Basic income per share	$1.26	$1.06	$.89

Diluted income per share	$1.21	$1.02	$.86

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount
	(In Thousands)

Balance at August 31, 2002	48,478	$485	$86,563	$236,126	8,737	$(92,504)

Exercise of common stock options	703	7	5,671	–	–	–
Tax benefit related to exercise of employee stock options	–	–	3,312	–	–	–
Purchase of treasury stock	–	–	–	–	1,227	(26,523)
Net income	–	–	–	52,261	–	–
Balance at August 31, 2003	49,181	492	95,546	288,387	9,964	(119,027)

Exercise of common stock options	592	6	5,608	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,106	–	–	–
Purchase of treasury stock	–	–	–	–	148	(3,371)
Three-for-two stock split	24,845	248	(248)	–	4,987	–
Net income	–	–	–	63,015	–	–
Balance at August 31, 2004	74,618	746	105,012	351,402	15,099	(122,398)

Exercise of common stock options	1,148	12	10,796	–	–	–
Tax benefit related to exercise of employee stock options	–	–	6,174	–	–	–
Purchase of treasury stock	–	–	–	–	1,352	(42,586)
Net income	–	–	–	75,381	–	–
Balance at August 31, 2005	75,766	$758	$121,982	$426,783	16,451	$(164,984)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2005	2004	2003
	(In Thousands)
Cash flows from operating activities
Net income	$75,381	$63,015	$52,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,435	32,060	28,542
Amortization	386	468	681
(Gains) losses on dispositions of assets	(1,115)	(868)	(1,149)
Amortization of franchise and development fees	(4,130)	(4,839)	(4,675)
Franchise and development fees collected	6,015	4,974	4,791
Provision for deferred income taxes	1,315	3,509	1,277
Provision for impairment of long-lived assets	387	675	727
Tax benefit related to exercise of employee stock options	6,174	4,106	3,312
Other	500	145	(141)
(Increase) decrease in operating assets:
Accounts and notes receivable	(2,481)	(737)	(3,291)
Inventories and prepaid expenses	(1,371)	(1,691)	1,666
Increase (decrease) in operating liabilities:
Accounts payable	3,962	2,567	1,098
Accrued and other liabilities	11,822	3,274	5,112
Total adjustments	56,899	43,643	37,950
Net cash provided by operating activities	132,280	106,658	90,211

Cash flows from investing activities
Purchases of property and equipment	(85,905)	(57,728)	(54,417)
Acquisition of businesses, net of cash received	(820)	(8,518)	(35,557)
Investments in direct financing leases	(320)	(539)	(654)
Collections on direct financing leases	1,266	1,124	1,074
Proceeds from dispositions of assets	8,882	18,505	9,151
(Increase) decrease in intangibles and other assets	(1,053)	434	(4,395)
Net cash used in investing activities	(77,950)	(46,722)	(84,798)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2005	2004	2003
	(In Thousands)

Cash flows from financing activities
Proceeds from long-term borrowings	$127,415	$76,421	$171,523
Payments on long-term debt	(149,390)	(141,978)	(141,310)
Purchases of treasury stock	(42,324)	(3,067)	(34,348)
Payments on capital lease obligations	(2,139)	(1,839)	(1,793)
Exercises of stock options	10,546	5,310	4,774
Net cash used in financing activities	(55,892)	(65,153)	(1,154)
Net increase (decrease) in cash and cash equivalents	(1,562)	(5,217)	4,259

Cash and cash equivalents at beginning of the year	7,993	13,210	8,951
Cash and cash equivalents at end of the year	$6,431	$7,993	$13,210

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $604, $338 and $481, respectively)	$7,144	$7,739	$7,996
Income taxes (net of refunds)	27,377	29,869	24,002
Additions to capital lease obligations	877	16,098	16,783
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	1,063	1,656	1,352
Stock options exercised by stock swap	262	304	904
Store acquisitions financed through long-term notes	–	8,139	–

See accompanying notes.

Sonic Corp.
Notes to Consolidated Financial Statements
August 31, 2005, 2004 and 2003
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

The Company did not assume any liabilities in connection with the acquisition and expects the amount assigned to goodwill to be fully deductible for tax purposes. The results of operations of these drive-ins were included with that of the Company’s commencing May 1, 2003. If the acquisition had been completed as of the beginning of fiscal year 2003, pro forma revenues, net income and basic and diluted earnings per share would have been as follows:

Year ended August 31, 2003
Revenues	$475,052

Net income	$53,235

Net income per share:
Basic	$.91
Diluted	$.87

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned, Partner Drive-Ins, organized as general partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2005 presentation.

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

Property, Equipment and Capital Leases

Property and equipment are recorded at cost, and leased assets under capital leases are recorded at the present value of future minimum lease payments. Depreciation of property and equipment and capital leases are computed by the straight-line method over the estimated useful lives or the lease term, including cancelable option periods when appropriate, and are combined for presentation in the financial statements.

Accounting for Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in. The Company’s primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Calculating the present value of future cash flows is typically not required. Rather, because drive-in buildings are typically single-purpose assets, the impairment provided is equal to the carrying amount of the building and any improvements. The equipment associated with a store can be easily relocated to another store, and therefore is not adjusted.

Assets held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

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

Ownership Program

The Company’s drive-in philosophy stresses an ownership relationship with drive-in supervisors and managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which was previously financed by the Company. The Company outsourced the financing of partner notes to a third party in the fourth fiscal quarter of 2004. Supervisors and managers are neither employees of the Company nor of the drive-in in which they have an ownership interest.

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

The net book value of a minority interest acquired by the Company in a Partner Drive-In is recorded as an investment in partnership, which results in a reduction in the minority interest liability on the Consolidated Balance Sheet. If the purchase price exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value results in a decrease in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill and investment, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of SFAS No. 142.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Partner Drive-In sales is recognized when food and beverage products are sold.

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

Operating Leases

Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when appropriate. The lease term commences on the date when we have the right to control the use of the leased property, which can occur before rent payments are due under the terms of the lease. Percentage rent expense is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company’s products are expensed as incurred. Such costs amounted to $28,216, $23,664, and $19,665 for fiscal years 2005, 2004 and 2003, respectively.

Under the Company’s license agreements, both Partner-Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities. As stated in the terms of existing license agreements, these funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Advertising Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Partner Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Year of Grant	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Life (years)
2005	4.0%	0.0%	41.1%	5.1
2004	3.8	0.0	45.6	5.8
2003	3.2	0.0	46.3	5.7

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

	2005	2004	2003
Net income, as reported	$75,381	$63,015	$52,261
Less stock-based compensation expense using the fair value method, net of related tax effects	(4,938)	(4,984)	(4,460)
Pro forma net income	$70,443	$58,031	$47,801

Net income per share:
Basic:
As reported	$1.26	$1.06	$.89
Pro forma	$1.17	$.98	$.82
Diluted:
As reported	$1.21	$1.02	$.86
Pro forma	$1.13	$.94	$.79

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the final statement on accounting for share-based payments. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company is required to adopt the provisions of SFAS 123R as of the beginning of its fiscal year 2006. The Company is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application. The Company is also evaluating which valuation model is most appropriate.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options and disqualifying dispositions of incentive stock options.

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If such determinations are impracticable, there are other disclosures required under the standard. This standard is effective for fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning September 1, 2006), and early adoption is allowed. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

On October 6, 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 (the Company’s fiscal quarter beginning March 1, 2006), and retrospective application is permitted but not required. The Company has historically capitalized ground operating leases during construction periods, with such capitalization totaling $177 for fiscal year 2005. The Company will expense ground operating leases during construction periods beginning September 1, 2005. The impact of this change is not expected to be material to the Company’s consolidated results of operations or financial condition.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2005	2004	2003
Numerator:
Net income	$75,381	$63,015	$52,261

Denominator:
Weighted average shares outstanding - basic	59,994,967	59,313,614	58,465,029
Effect of dilutive employee stock options	2,436,475	2,340,687	2,444,669
Weighted average shares - diluted	62,431,442	61,654,301	60,909,698

Net income per share - basic	$1.26	$1.06	$.89
Net income per share - diluted	$1.21	$1.02	$.86

Anti-dilutive employee stock options excluded	166,119	259,382	933,774

See Note 12 for information regarding shares available for grant under the 2001 Sonic Corp. Stock Option Plan and the 2001 Sonic Corp. Directors’ Stock Option Plan.

3. Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2005 and 2004, the Company identified impairments for certain drive-in assets and property held for disposal through regular quarterly reviews of long-lived assets. During fiscal year 2005, these analyses resulted in provisions for impairment totaling $387, including $286 to writedown the carrying amount of building and leasehold improvements on an underperforming drive-in, and $101 to reduce the carrying amount of an asset held for disposal down to fair value. During fiscal year 2004, the regular quarterly reviews resulted in a provision of $675 to writedown the carrying amount of building and leasehold improvements for another underperforming drive-in.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2005 and 2004:

	2005	2004

Royalties and other trade receivables	$10,303	$9,042
Notes receivable - current	104	1,812
Other	8,617	7,489
	19,024	18,343
Less allowance for doubtful accounts and notes receivable	223	256
	$18,801	$18,087

Notes receivable - noncurrent	$3,422	$5,729
Less allowance for doubtful notes receivable	284	270
	$3,138	$5,459

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable are collateralized by real estate or equipment. The Company collects royalties from franchisees and provides for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends.

5. Goodwill, Intangibles and Other Assets

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $749 and $2,505 at August 31, 2005 and 2004, respectively. Accumulated amortization related to these intangible assets was $359 and $2,099 at August 31, 2005 and 2004, respectively. The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2005 and 2004.

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2005 and 2004 were as follows:

	2005	2004

Balance as of September 1,	$87,420	$77,551
Goodwill acquired during the year	468	11,374
Goodwill acquired (disposed of) related to the acquisitions and dispositions of minority interests in Partner Drive-Ins, net	733	(929)
Goodwill disposed of related to the sale of Partner Drive-Ins	(150)	(576)
Balance as of August 31,	$88,471	$87,420

6. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next 15 years. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years. The Company classifies income from leasing operations as other revenue in the Consolidated Statements of Income.

Certain Partner Drive-Ins lease land and buildings from third parties. These leases, which expire over the next 19 years, include provisions for contingent rentals that may be paid on the basis of a percentage of sales in excess of stipulated amounts. The land portions of these leases are classified as operating leases and the building portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2005 and 2004:

	2005	2004

Minimum lease payments receivable	$8,619	$10,313
Less unearned income	2,412	3,152
Net investment in direct financing leases	6,207	7,161
Less amount due within one year	1,174	1,054
Amount due after one year	$5,033	$6,107

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2005 are as follows:

	Operating	Direct Financing

Year ending August 31:
2006	$702	$1,968
2007	738	1,912
2008	755	1,765
2009	761	1,274
2010	744	669
Thereafter	4,346	1,031
	8,046	8,619
Less unearned income	─	2,412
	$8,046	$6,207

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2005 and 2004:

	2005	2004

Total minimum lease payments	$58,960	$63,937
Less amount representing interest averaging 7.3% in 2005 and 7.6% in 2004	20,435	23,406
Present value of net minimum lease payments	38,525	40,531
Less amount due within one year	2,266	2,511
Amount due after one year	$36,259	$38,020

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2005 are as follows:

	Operating	Capital
Year ending August 31:
2006	$9,722	$4,960
2007	9,591	4,824
2008	9,465	4,698
2009	9,321	4,762
2010	9,194	4,785
Thereafter	107,489	34,931
	154,782	58,960
Less amount representing interest	–	20,435
	$154,782	$38,525

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2005	2004	2003

Operating leases:
Minimum rentals	$11,355	$9,292	$8,118
Contingent rentals	289	254	232
Sublease rentals	(536)	(596)	(321)
Capital leases:
Contingent rentals	1,109	789	658
	$12,217	$9,739	$8,687

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2005 was $3,121.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2005 and 2004:

	Estimated Useful Life	2005	2004
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$3,046	$3,011
Computer and other equipment	2 - 5 yrs	26,338	29,188
Drive-ins, including those leased to others:
Land		134,695	113,778
Buildings	8 - 25 yrs	231,931	199,578
Equipment	5 - 7 yrs	146,116	119,971
Property and equipment, at cost		542,126	465,526
Less accumulated depreciation		154,269	126,998
Property and equipment, net		387,857	338,528

Capital Leases:
Leased home office building	Life of lease	9,321	9,321
Leased drive-in buildings and equipment under capital leases, including those held for sublease	Life of lease	36,111	36,320
Less accumulated amortization		10,464	7,854
Capital leases, net		34,968	37,787
Property, equipment and capital leases, net		$422,825	$376,315

Land, buildings and equipment with a carrying amount of $38,476 at August 31, 2005 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $7,526 at August 31, 2005. As of August 31, 2005, the Company had drive-ins under construction with costs to complete which aggregated $9,120.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2005 and 2004:

	2005	2004

Wages and other employee benefits	$6,153	$5,751
Taxes, other than income taxes	12,618	10,904
Accrued interest	305	1,031
Minority interest in consolidated drive-ins	1,904	2,012
Other	5,387	4,035
	$26,367	$23,733
9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2005 and 2004:

	2005		2004

Senior unsecured notes (A)	$	─	$30,000
Borrowings under line of credit (B)		30,150	14,075
Senior unsecured notes (C)		24,428	29,000
Other		5,617	9,094
		60,195	82,169
Less long-term debt due within one year		4,261	3,495
Long-term debt due after one year		$55,934	$78,674

(A)
The Company repaid its senior unsecured Series B notes that matured in April 2005 in the amount of $30,000. As of August 31, 2004, the Company intended to refinance the entire $30,000 through availability under its line of credit and had classified that amount as long-term debt on its balance sheet. However, as a result of strong cash flow from operations for the first nine months of fiscal year 2005, the Company repaid $19,525 using cash on hand and refinanced the remaining $10,475 using amounts available under its line of credit.

(B)
The Company has an agreement with a group of banks that provides for a $150,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2010. The Company plans to use the line of credit to finance the opening of newly-constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock, retirement of senior notes and for general corporate purposes. Borrowings under the line of credit are unsecured and bear interest at a specified bank’s prime rate or, at the Company’s option, LIBOR plus 0.50% to 1.00%. In addition, the Company pays an annual commitment fee ranging from .10% to .20% on the unused portion of the line of credit. As of August 31, 2005, the Company’s effective borrowing rate was 5.11%. In addition to the $30,150 borrowed under the line of credit as of August 31, 2005, there were $676 in letters of credit outstanding. The agreement requires, among other things, the Company to maintain equity of a specified amount, maintain ratios of debt to EBITDA and fixed charge coverage and limits additional borrowings and acquisitions and dispositions of businesses.

(C)
The Company has $24,428 of senior unsecured notes with $3,000 of Series A notes maturing in August 2008 and $21,429 of Series B notes maturing in August 2011. Interest is payable semi-annually and accrues at 6.58% for the Series A notes and 6.87% for the Series B notes. Required annual prepayments amount to $1,000 from August 2006 to August 2008 on the Series A notes and $3,571 from August 2006 to August 2011 on the Series B notes. The Company has the intent and the ability to refinance the required annual prepayments in 2006 through availability under its line of credit and has classified those amounts as long-term debt as of August 31, 2005 on the consolidated balance sheet. The related agreement requires, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage.

Maturities of long-term debt for each of the five years after August 31, 2005 are $4,261 in 2006, $4,733 in 2007, $4,728 in 2008, $3,738 in 2009, $38,461 in 2010, and $4,274 thereafter.

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2005 and 2004:

	2005	2004

Minority interest in consolidated drive-ins	$4,182	$4,339
Deferred area development fees	2,331	1,108
Other	3,565	2,784
	$10,078	$8,231

11.  Income Taxes

The components of the provision for income taxes consist of the following for the years ended August 31:

	2005	2004	2003
Current:
Federal	$38,384	$30,980	$27,126
State	3,341	2,232	2,620
	41,725	33,212	29,746

Deferred:
Federal	1,143	3,050	1,110
State	172	459	167
	1,315	3,509	1,277
Provision for income taxes	$43,040	$36,721	$31,023

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2005	2004	2003

Amount computed by applying a tax rate of 35%	$41,447	$34,908	$29,149
State income taxes (net of federal income tax benefit)	2,578	1,749	1,812
Employment related and other tax credits, net	(1,092)	(337)	(260)
Other	107	401	322
Provision for income taxes	$43,040	$36,721	$31,023

Deferred tax assets and liabilities consist of the following at August 31, 2005 and 2004:

	2005	2004
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$83	$77
Property, equipment and capital leases	194	326
Accrued litigation costs	76	119
Accrued liabilities	─	(432)
Deferred income from affiliated technology fund	468	710
Other	─	(2)
Current deferred tax assets, net	$821	$798

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to capitalization and amortization	$(2,649)	$(2,705)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends for financial and tax reporting purposes	(10,587)	(6,266)
Capital loss carryover	1,313	226
State net operating losses	3,939	3,460
Property, equipment and capital leases	(2,104)	(3,732)
Allowance for doubtful accounts and notes receivable	111	201
Deferred income from affiliated franchise fees	1,559	1,239
Accrued liabilities	1,125	1,131
Intangibles and other assets	93	164
Other	(25)	(84)
	(7,225)	(6,366)
Valuation allowance	(3,939)	(3,460)
Noncurrent deferred tax liabilities, net	$(11,164)	$(9,826)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$5,022	$4,193
Deferred tax liabilities	(15,365)	(13,221)
Net deferred tax liabilities	$(10,343)	$(9,028)

State net operating loss carryforwards expire generally beginning in 2010. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2005 and 2004.

The Company has capital loss carryovers of approximately $1.3 million which expire beginning in fiscal year 2008. Management has developed a plan that it believes will result in the realization of the carryovers before they expire.

12. Stockholders’ Equity

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

Under the 2001 Employee Plan, the Company is authorized to grant options to purchase up to 4,050,000 shares of the Company’s common stock to employees of the Company and its subsidiaries. Under the 2001 Directors’ Plan, the Company is authorized to grant options to purchase up to 675,000 shares of the Company’s common stock to the Company’s independent directors. At August 31, 2005, 583,933 shares were available for grant under the 2001 Employee Plan and 334,125 shares were available for grant under the 2001 Director’s Plan. The exercise price of the options to be granted is equal to the fair market value of the Company’s common stock on the date of grant. Unless otherwise provided by the Company’s Compensation Committee, options under both plans become exercisable ratably over a three-year period or immediately upon change in control of the Company, as defined by the plans. All options expire at the earlier of 30 days after termination of employment or ten years after the date of grant.

A summary of the Company’s stock option activity (adjusted for the stock splits), and related information was as follows for the years ended August 31:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding—beginning of year	5,775,322	$11.79	5,949,084	$9.93	6,274,796	$8.22
Granted	719,397	31.80	743,135	21.39	878,552	17.57
Exercised	(1,148,452)	9.41	(846,746)	6.63	(1,054,362)	5.39
Forfeited	(129,348)	20.33	(70,151)	17.82	(149,902)	14.99
Outstanding—end of year	5,216,919	$14.87	5,775,322	$11.79	5,949,084	$9.93

Exercisable at end of year	3,826,957	$10.82	4,271,690	$9.08	4,292,694	$7.36

Weighted average fair value of options granted during the year	$13.44		$10.34		$8.30

A summary of the Company’s options was as follows as of August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 8/31/2005	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable as of 8/31/2005	Weighted Average Exercise Price
$ 2.99 to $ 5.36	872,536	1.28	$3.85	872,536	$3.85
$ 5.72 to $ 8.59	1,066,398	3.68	$7.77	1,066,398	$7.77
$ 9.06 to $16.13	891,167	5.67	$11.88	866,189	$11.77
$16.45 to $19.54	1,029,665	7.30	$18.39	812,746	$18.56
$20.39 to $31.61	877,711	8.87	$23.77	207,408	$21.42
$31.71 to $32.48	479,442	9.57	$32.37	1,680	$32.48
$ 2.99 to $32.48	5,216,919	5.75	$14.87	3,826,957	$10.82

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company’s common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. At August 31, 2005, 50,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

Stock Repurchase Program

The Company has a stock repurchase program that is authorized by the Board of Directors. On April 7, 2005, the Board of Directors approved an increase in the Company’s stock repurchase program from $60,000 to $150,000 and extended the program through August 31, 2006. Pursuant to this program, the Company acquired 1,344,273 shares at an average price of $31.48 for a total cost of $42,324 during fiscal year 2005. As of August 31, 2005, the remaining amount authorized for repurchases was $107,676.

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $2,997, $3,070, and $2,038 during fiscal years 2005, 2004 and 2003, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $8,018 at August 31, 2005 due to loss of employment in the event of a change in control (as defined in the contracts).

15.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of August 31, 2005, the total amount guaranteed under the GEC agreement was $3,793. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2005, the amount remaining under the guaranteed lease obligations totaled $4,900.

The Company has not recorded a liability for its obligations under the guarantees, and none of the notes or leases related to the guarantees were in default as of August 31, 2005.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Income statement data:
Partner Drive-In sales	$120,211	$99,745	$112,655	$94,105	$141,797	$121,630	$151,325	$134,105	$525,988	$449,585
Other	22,016	18,963	19,958	17,490	25,856	24,312	29,248	26,096	97,078	86,861
Total revenues	142,227	118,708	132,613	111,595	167,653	145,942	180,573	160,201	623,066	536,446

Partner Drive-In operating expenses	97,784	79,852	91,682	76,320	111,691	95,723	120,749	106,964	421,906	358,859
Selling, general and administrative	9,493	9,121	10,060	9,083	10,209	9,914	10,984	10,152	40,746	38,270
Other	8,406	7,823	9,257	8,840	9,051	8,285	9,494	8,255	36,208	33,203
Total expenses	115,683	96,796	110,999	94,243	130,951	113,922	141,227	125,371	498,860	430,332
Income from operations	26,544	21,912	21,614	17,352	36,702	32,020	39,346	34,830	124,206	106,114

Interest expense, net	1,605	1,579	1,532	1,679	1,292	1,586	1,356	1,534	5,785	6,378
Income before income taxes	24,939	20,333	20,082	15,673	35,410	30,434	37,990	33,296	118,421	99,736
Provision for income taxes	8,939	7,574	7,487	5,838	12,664	11,337	13,950	11,972	43,040	36,721
Net income	$16,000	$12,759	$12,595	$9,835	$22,746	$19,097	$24,040	$21,324	$75,381	$63,015
Net income per share:
Basic	$.27	$.22	$.21	$.17	$.38	$.32	$.40	$.36	$1.26	$1.06
Diluted	$.26	$.21	$.20	$.16	$.36	$.31	$.39	$.34	$1.21	$1.02
Weighted average shares outstanding:
Basic	60,010	58,908	60,263	59,237	60,197	59,512	59,509	59,598	59,995	59,314
Diluted	62,386	61,194	62,788	61,689	62,716	61,832	61,836	61,902	62,431	61,654

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

As of August 31, 2005 and 2004, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable-rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2005 were $24,526 and $25,123, respectively, and at August 31, 2004 were $59,955 and $61,515, respectively.

18. Subsequent Events

Effective September 1, 2005, the Company acquired 15 Franchise Drive-Ins in the Tennessee and Kentucky markets for approximately $13,895, excluding post-closing adjustments.

Subsequent to August 31, 2005, the Company purchased an additional $40,039 of stock under the share repurchase program that was authorized by the Board of Directors in April 2005. The total remaining amount authorized for repurchase after this activity as of November 10, 2005 was $67,636.

As a result of the franchise acquisition and ongoing share repurchases, the Company took additional advances on its available line of credit. The total balance outstanding as of November 10, 2005 was $63,000, an increase of $32,850 from August 31, 2005.

Sonic Corp.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2005	526	414	542	109	507
August 31, 2004	1,157	351	982	–	526
August 31, 2003	1,993	177	1,013	–	1,157

Accrued carrying costs for drive-in closings and disposals
Year ended:
August 31, 2005	198	–	36	–	162
August 31, 2004	774	–	576	–	198
August 31, 2003	946	145	317	–	774

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly-authorized, to sign this report on its behalf on this 11th day of November, 2005.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief	November 11, 2005
J. Clifford Hudson, Principal Executive Officer	Executive Officer and President

/s/ Stephen C. Vaughan	Vice President and Chief Financial Officer	November 11, 2005
Stephen C. Vaughan, Principal Financial Officer

/s/ Terry D. Harryman	Controller	November 11, 2005
Terry D. Harryman, Principal Accounting Officer

/s/ Margaret M. Blair	Director	November 11, 2005
Margaret M. Blair

/s/ Leonard Lieberman	Director	November 11, 2005
Leonard Lieberman

/s/ Michael J. Maples	Director	November 11, 2005
Michael J. Maples

/s/ Pattye L. Moore	Director	November 11, 2005
Pattye L. Moore

/s/ Federico F. Peña	Director	November 11, 2005
Federico F. Peña

/s/ H. E. Rainbolt	Director	November 11, 2005
H.E. Rainbolt

/s/ Frank E. Richardson	Director	November 11, 2005
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	November 11, 2005
Robert M. Rosenberg

EXHIBIT INDEX

Exhibit Number and Description

10.25.	Employment Agreement with Renee G. Shaffer dated April 7, 2005*
10.26.	Employment Agreement with V. Todd Townsend dated August 18, 2005*
10.29.	First Amendment to Credit Agreement with Bank of America, N.A., dated July 28, 2005
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350