Form 10-Q
period 2005-11-30
SONIC CORP
filed 2006-01-06
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______________ to _________________

Commission File Number 0-18859

SONIC CORP.
(Exact name of registrant as specified in its charter)

Delaware		73-1371046
(State of		(I.R.S. Employer
incorporation)		Identification No.)
300 Johnny Bench Drive
	Oklahoma City, Oklahoma	73104
	(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (405) 225-5000

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   . No    .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   . No       .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes          . No   X  .

As of November 30, 2005, the Registrant had 57,774,831 shares of common stock issued and outstanding (excluding 18,117,173 shares of common stock held as treasury stock).

SONIC CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	(Unaudited) November 30, 2005	August 31, 2005*
Current assets:
Cash and cash equivalents	$9,528	$6,431
Accounts and notes receivable, net	15,969	18,801
Other current assets	10,099	10,017
Total current assets	35,596	35,249

Property, equipment and capital leases	605,335	587,558
Less accumulated depreciation and amortization	(173,448)	(164,733)
Property, equipment and capital leases, net	431,887	422,825

Goodwill, net	101,216	88,471
Trademarks, trade names and other intangible assets, net	6,721	6,434
Investment in direct financing leases and noncurrent portion of
notes receivable	7,808	8,171
Other assets, net	2,065	2,166
Intangibles and other assets, net	117,810	105,242
Total assets	$585,293	$563,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,789	$14,117
Deposits from franchisees	2,509	3,157
Accrued liabilities	31,573	26,367
Income taxes payable	13,142	15,174
Obligations under capital leases and long-term debt
due within one year	5,853	6,527
Total current liabilities	65,866	65,342

Obligations under capital leases due after one year	40,239	36,259
Long-term debt due after one year	100,960	55,934
Other noncurrent liabilities	18,441	17,864

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares
authorized; 75,892,004 shares issued (75,766,006 shares
issued at August 31, 2005)	759	758
Paid-in capital	157,387	154,154
Retained earnings	414,419	397,989
	572,565	552,901
Treasury stock, at cost; 18,117,173 common shares (16,450,920
shares at August 31, 2005)	(212,778)	(164,984)
Total stockholders’ equity	359,787	387,917
Total liabilities and stockholders’ equity	$585,293	$563,316

*  Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended November 30,
	2005	2004*
Revenues:
Partner Drive-In sales	$135,422	$120,211
Franchise Drive-Ins:
Franchise royalties	22,253	20,106
Franchise fees	941	935
Other	1,184	975
	159,800	142,227
Costs and expenses:
Partner Drive-Ins:
Food and packaging	36,107	32,573
Payroll and other employee benefits	41,002	36,965
Minority interest in earnings of Partner Drive-Ins	4,831	4,579
Other operating expenses	28,185	23,667
	110,125	97,784

Selling, general and administrative	12,196	10,833
Depreciation and amortization	9,897	8,406
	132,218	117,023

Income from operations	27,582	25,204

Interest expense	1,847	1,779
Interest income	(540)	(174)
Net interest expense	1,307	1,605
Income before income taxes	26,275	23,599
Provision for income taxes	9,845	8,485
Net income	$16,430	$15,114

Net income per share - basic	$.28	$.25

Net income per share - diluted	$.27	$.24

*  Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Three months ended November 30,
	2005	2004*
Cash flows from operating activities:
Net income	$16,430	$15,114
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,897	8,406
Stock-based compensation expense	1,636	1,340
Excess tax benefit from exercise of employee stock options	(538)	(2,130)
Provision for deferred income taxes	(261)	298
Other	127	650
Increase in operating assets	3,235	1,329
Increase (decrease) in operating liabilities	2,572	3,784
Total adjustments	16,668	13,677
Net cash provided by operating activities	33,098	28,791

Cash flows from investing activities:
Purchases of property and equipment	(12,670)	(14,147)
Acquisition of businesses, net of cash received	(14,592)	–
Proceeds from collection of long-term notes receivable	216	3,845
Acquisition of intangibles and other assets	(412)	–
Other	(127)	578
Net cash used in investing activities	(27,585)	(9,724)

Cash flows from financing activities:
Payments on long-term debt	(64,652)	(22,334)
Proceeds from long-term borrowings	109,040	8,250
Purchases of treasury stock	(47,685)	–
Proceeds from exercise of stock options	951	5,412
Excess tax benefit from exercise of employee stock options	538	2,130
Other	(608)	(525)
Net cash used in financing activities	(2,416)	(7,067)

Net increase in cash and cash equivalents	3,097	12,000
Cash and cash equivalents at beginning of period	6,431	7,993
Cash and cash equivalents at end of period	$9,528	$19,993

Supplemental Cash Flow Information:
Additions to capital lease obligations	$4,958	$–
Stock options exercised by stock swap	110	–

*  Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.
See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2005. The results of operations for the three months ended November 30, 2005, are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Note 2

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2006 presentation.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2005	2004
Numerator:
Net income	$16,430	$15,114
Denominator:
Weighted average shares outstanding - basic	58,277	60,010
Effect of dilutive employee stock options	2,070	2,376
Weighted average shares - diluted	60,347	62,386

Net income per share - basic	$.28	$.25

Net income per share - diluted	$.27	$.24

Note 4

The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of November 30, 2005, the total amount guaranteed under the GEC agreement was $3,686. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2005, the amount remaining under the guaranteed lease obligations totaled $4,724.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of November 30, 2005, the balance of the loan was $3,195.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of November 30, 2005.

Note 5

Effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS 123R using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123R. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods.

Stock-based compensation expense, net of related income tax benefits, resulted in a decrease of $.02 in basic and diluted earnings per share for the three months ended November 30, 2005 and 2004. The following table shows total stock-based compensation expense and the tax benefit included in the Condensed Consolidated Statements of Income:

	Three months ended November 30,
	2005	2004
Selling, general and administrative	$1,636	$1,340
Income tax benefits	(474)	(454)
Net stock-based compensation expense	$1,162	$886

As a result of adopting SFAS 123R retrospectively, financial statements for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing stock options. The following table details the impact of retrospective application on previously reported results:
	Adjusted	As Previously Reported
Income Statement items for the three months ended November 30, 2004:
Income before income taxes	$23,599	$24,939
Net income	15,114	16,000

Net income per share - basic	$.25	$.27
Net income per share - diluted	$.24	$.26

Cash Flow items for the three months ended November 30, 2004:
Net cash provided by operating activities	$28,791	$30,921
Net cash used in financing activities	(7,067)	(9,197)

Balance Sheet items as of August 31, 2005:
Other noncurrent liabilities	$17,864	$21,242
Paid-in capital	154,154	121,982
Retained earnings	397,989	426,783
Total stockholders’ equity	387,917	384,539
Total liabilities and stockholders’ equity	563,316	563,316

The Company has two share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options (see Note 12 of Notes to Consolidated Financial Statements in the Company’s form 10-K for the fiscal year ended August 31, 2005 for more information). The number of shares authorized for issuance under the Company’s existing plans as of November 30, 2005 totals 4,725,000, of which 897,226 shares were available for future issuance. In connection with Sonic’s annual meeting of stockholders to be held January 31, 2006, we are submitting for stockholder approval the Sonic Corp. 2006 Long-Term Incentive Plan to authorize 4,500,000 additional shares for awards to employees and non-employee directors in various forms, including stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. Stock options historically granted under the existing plans were granted with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and generally a vesting period of three years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three months ended November 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended November 30, 2005 and 2004 was $10.71 and $13.12, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended November 30,
	2005	2004
Expected volatility	35%	44%
Expected term (years)	4.7	5.3
Risk-free interest rate	4.5%	3.6%
Expected dividend yield	0%	0%

The Company estimates expected volatility based on historical daily price changes of the Company’s common stock for a period equal to the current expected term of the options. The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $538 for the three months ended November 30, 2005 and are classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended November 30, 2005 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value (000’s)
Outstanding-beginning of year	5,216,919	$14.87
Granted	34,568	29.01
Exercised	(125,998)	8.42
Forfeited or expired	(13,736)	26.15
Outstanding November 30, 2005	5,111,753	$15.09	5.57	$73,572
Exercisable November 30, 2005	3,758,921	$11.11	4.47	$67,706

The total intrinsic value of options exercised during the three months ended November 30, 2005 and 2004 was $2,557 and $10,448, respectively. At November 30, 2005, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $11,039 and is expected to be recognized over a weighted average period of 1.5 years.

Note 6

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 7

Pursuant to the Company’s Board-approved share repurchase program, 1.7 million shares were acquired at an average price of $28.69 per share for a total cost of $47,685 during the first fiscal quarter of 2006. The total remaining amount authorized for repurchase as of November 30, 2005 was $59,992. Largely as a result of this share repurchase activity, the Company took additional advances on its available line of credit. The balance outstanding under the Company’s line of credit as of November 30, 2005 was $75,050, an increase of $44,900 from the balance outstanding as of August 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States. As of November 30, 2005, the Sonic system was comprised of 3,065 drive-ins, of which 19% or 592 were Partner Drive-Ins and 81% or 2,473 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items, such as specialty soft drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads and wraps. We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees. We also receive revenues from initial franchise fees. To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from a minority interests in a few Franchise Drive-Ins.

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

Overview of Business Performance. Our strong business performance continued during our first fiscal quarter ended in November 2005. Net income increased 8.7% and earnings per share increased 12.5% to $0.27 per diluted share from $0.24 in the year earlier period, which is adjusted for the retrospective adoption of SFAS 123R for expensing stock-based compensation. Stock-based compensation, net of related income tax benefits, resulted in a decrease of $0.02 per diluted and basic share for each of the three month periods ended November 30, 2005 and 2004. We believe these results reflect our multi-layered growth strategy that features the following components:

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

System-Wide Performance ($ in thousands)

	Three months ended November 30,

	2005	2004

Percentage increase in sales	9.9%	15.2%

System-wide drive-ins in operation (1):
Total at beginning of period	3,039	2,885
Opened	33	34
Closed (net of re-openings)	(7)	(2)
Total at end of period	3,065	2,917

Core markets	2,178	2,076
Developing markets	887	841
All markets	3,065	2,917

System-Wide Performance (cont’d) ($ in thousands)

	Three months ended November 30,

	2005	2004
Average sales per drive-in:
Core markets	$261	$251
Developing markets	225	217
All markets	253	242

Change in same-store sales (2):
Core markets	5.0%	8.0%
Developing markets	3.5	8.6
All markets	4.7	8.1

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 4.7% during the first quarter of fiscal year 2006, primarily as a result of growth in average check. This increase was the result of price increases, as well as the success of the PAYS program that has increased credit and debit card transactions that, on average, exceed the average cash transaction. We believe this solid sales performance resulted from our specific sales driving initiatives including:

•	Use of technology to reach customers and improve the customer experience;
•	Strong promotions and new product news focused on quality and expanded choice for our customers;
•	Continued growth of our business in non-traditional day parts including the morning, afternoon, and evening day parts, which saw solid increases in sales; and
•	Growth in brand awareness through increased media spending and greater use of network cable advertising.

Looking forward, our estimated system-wide same-store sales growth for December 2005 is within our targeted growth rate range of 2% to 4% when comparing to the very solid growth of the second quarter of fiscal year 2005. We continue to believe our business has considerable momentum as a result of our sales-driving initiatives and are maintaining our targeted sales growth range at 2% to 4% over the long term, despite the potentially adverse impact of weather during the second quarter. We expect this solid increase in same-store sales to translate to revenue growth in the 11% to 13% range for the second quarter, increasing to the 12% to 14% range in the second half of fiscal year 2006. As it relates to the ongoing effect of stock-based compensation under SFAS 123R, we estimate total stock compensation expense for fiscal year 2006 in the range of $8 million to $9 million in selling, general and administrative expense. As of November 30, 2005, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $11.0 million and is expected to be recognized over a weighted average period of 1.5 years.

Implementation of the PAYS program, which began in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and is expected to be completed system-wide by the end of the calendar year 2006. Over 50% of Franchise Drive-Ins and over 60% of drive-ins system-wide now have the PAYS system in place.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the last quarter, our new product offerings included an Extra-Long Philly Cheesesteak Coney, Steak and Egg Burrito, Tuscan Grilled Chicken Sandwich, Breakfast Bistro Sandwich and Raspberry Limeade. We will continue to have new product news in the coming months, all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and healthier alternatives.

We continue to promote expansion of business in our non-traditional day parts (morning, afternoon, and evening). Through the first quarter of fiscal year 2006, we saw continued growth in sales in our non-traditional day parts, and we believe we have continued opportunity to grow these day parts throughout fiscal year 2006.

During fiscal year 2006, our total system-wide media expenditures are expected to be approximately $145 million as compared to approximately $125 million in fiscal year 2005, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We will also continue to refine our system-wide marketing fund efforts, which comprise approximately one-half of our media expenditures and are largely used for network cable television advertising. Our national cable strategy has proven to be beneficial in raising overall brand awareness as we develop new markets and in attracting new franchisees to the brand.

Hurricanes Katrina and Rita affected a significant number of the Company’s Franchise and Partner Drive-Ins early in the first quarter; however, only eight Franchise Drive-Ins damaged by the hurricanes remain closed. We believe that three of these stores are unlikely to reopen and have included them as closed stores in the reported store count. While we continue to assess the potential reopening dates of damaged drive-ins, we currently expect the other 5 drive-ins to reopen. We estimate that first quarter revenues were impacted by approximately 1%, with lost royalty revenues of approximately $300 thousand. Some of the lost revenue was covered by business interruption insurance, somewhat mitigating the net impact to our financial performance.

We opened 33 drive-ins during the first quarter, consisting of three Partner Drive-Ins and 30 Franchise Drive-Ins, comparable to the 34 drive-in openings during the first quarter a year ago. Looking forward, despite the impact the hurricanes may cause in construction material costs and availability of construction labor, the Company continues to expect to open 180 to 190 new drive-ins for fiscal year 2006, including 150 to 160 by franchisees.

Results of Operations

Revenues. Total revenues increased 12.4% to $159.8 million in the first fiscal quarter of 2006. The increase in revenues primarily relates to strong sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.
Revenues
($ in thousands)

	Three Months Ended November 30,		Increase/ (Decrease)	Percent Increase/ (Decrease)

	2005	2004

Revenues:
Partner Drive-In sales	$135,422	$120,211	$15,211	12.7%
Franchise revenues:
Franchise royalties	22,253	20,106	2,147	10.7%
Franchise fees	941	935	6	0.6%
Other	1,184	975	209	21.4%
Total revenues	$159,800	$142,227	$17,573	12.4%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended November 30,

	2005	2004
Partner Drive-In sales	$135,422	$120,211
Percentage increase	12.7%	20.5%

Drive-ins in operation (1):
Total at beginning of period	574	539
Opened	3	4
Acquired from (sold to) franchisees	15	2
Closed	–	(1)
Total at end of period	592	544

Average sales per drive-in	$232	$223
Percentage increase	3.9%	11.2%

Change in same-store sales (2)	3.0%	10.3%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Change in Partner Drive-In Sales ($ in thousands)

Three months ended November 30, 2005
Increase from addition of newly constructed drive-ins (1)	$8,227
Increase from acquisition of drive-ins (2)	4,704
Increase from same-store sales	2,964
Decrease from drive-ins sold or closed (3)	(684)
Net increase in Partner Drive-In sales	$15,211

(1) Represents the increase for 40 drive-ins opened since the beginning of the prior fiscal year as of November 30, 2005.
(2) Represents the increase for 20 drive-ins acquired since the beginning of the prior fiscal year as of November 30, 2005.
(3) Represents the decrease for 8 drive-ins sold or closed since the beginning of the prior fiscal year as of November 30, 2005.

Effective September 1, 2005, we acquired 15 Franchise Drive-Ins located in the Tennessee and Kentucky markets. We expect this acquisition to add approximately 2.5% to our revenue growth during fiscal year 2006. Over the past several years, we have completed the acquisition of several Franchise Drive-Ins in various markets. These acquisitions have added and are expected to continue to add to revenue growth and are expected to continue to be accretive to earnings over time. Our acquisitions are typically focused on higher volume stores with strong store-level management already in place. In addition, the selling franchisee usually retains a significant drive-in base and continues growing with us in other areas. We view these types of acquisitions of drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

The following table reflects the growth in franchise revenues (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our Franchise Drive-Ins.

Franchise Information ($ in thousands)

	Three months ended November 30,

	2005	2004
Franchise fees and royalties (1)	$23,194	$21,041
Percentage increase	10.2%	15.8%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,465	2,346
Opened	30	30
Acquired from (sold to) company	(15)	(2)
Closed	(7)	(1)
Total at end of period	2,473	2,373

Franchise Drive-In sales	$636,460	$581,937
Percentage increase	9.4%	14.1%

Effective royalty rate	3.50%	3.46%

Average sales per Franchise Drive-In	$258	$246

Change in same-store sales (3)	5.1%	7.6%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise income, which consists of franchise royalties and franchise fees, increased 10.2% to $23.2 million in the first fiscal quarter of 2006.

Franchise royalties increased 10.7% to $22.3 million in the first fiscal quarter of 2006, compared to $20.1 million in the first fiscal quarter of 2005. Of the $2.2 million increase, approximately $1.2 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.1% in the first fiscal quarter of 2006, combined with an increase in the effective royalty rate to 3.50% during the first fiscal quarter of 2006 compared to 3.46% during the same period in fiscal year 2005. Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees were virtually unchanged as franchisees opened 30 new drive-ins in the first fiscal quarter of 2006 and fiscal year 2005. Our franchise development pipeline continues to strengthen and we anticipate 150 to 160 drive-in openings by franchisees this fiscal year. We do, however, expect that openings may be constrained in the first six months of this fiscal year as a result of the lingering effects of Hurricanes Katrina and Rita. As a result, we are expecting 25 to 30 openings in the second quarter with the balance opening in the latter part of the year. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of these new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $10 million in incremental franchise income in fiscal year 2006.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, was unchanged at 81.3% in the first fiscal quarter of 2006 and in the same period of fiscal year 2005. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended November 30,

	2005	2004
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	26.7%	27.1%
Payroll and other employee benefits	30.2	30.7
Minority interest in earnings of Partner Drive-Ins	3.6	3.8
Other operating expenses	20.8	19.7
Total Partner Drive-In cost of operations	81.3%	81.3%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased 0.4 percentage points during the first quarter of fiscal year 2006 primarily as a result of relief from pricing pressures on commodity costs that were occurring in the first quarter of fiscal year 2005, particularly for beef, dairy and tomato costs. Looking forward, dairy costs are expected to continue to be favorable in the second quarter, however beef costs have increased somewhat from the first quarter and will be up low single digits on a year-over-year basis. Collectively, commodity prices are expected to be stable resulting in flat to slightly favorable food and packaging costs, as a percentage of sales, on a year-over-year basis for the second quarter.

Labor costs decreased by 0.5 percentage points during the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005. This decrease was a result of leverage from sales growth during the quarter as well as lower payouts under the Company’s sales incentive program. Looking forward, we expect leverage from sales growth to keep labor costs, as a percentage of sales, flat to slightly favorable on a year-over-year basis for the next several quarters.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings from our partnership program, increased by $0.3 million during the first fiscal quarter of 2006 reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter. Since we expect our average store level profits to continue to grow in fiscal year 2006, we would expect minority interest to increase in dollar terms but stay relatively flat as a percentage of Partner Drive-In sales.

Other operating expenses increased by 1.1 percentage points during the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005. The increase is related primarily to increases in utility costs as a result of higher energy costs. This increase is reflected in utility costs that increased by 0.7 percentage points during the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005. In addition, credit card charges continue to increase as a result of the success of the PAYS program and property taxes and repairs and maintenance costs contributed to the higher costs. Looking forward, we expect higher energy costs to continue the trend for higher utility costs. We have lapped over the rollout of PAYS to approximately 2/3 of our Partner Drive-Ins, however, credit card usage continues to increase so credit card charges are expected to continue to exceed prior year amounts. Collectively, we expect .75 to 1.0 percentage points of higher other operating expenses in the second quarter, with a lower increase in the second half of fiscal year 2006, depending on future swings in energy costs.

To summarize, because of continued pressure on other operating costs, we believe that our restaurant-level margins will be unfavorable, on a year-over-year basis during the second quarter by .50 to .75 percentage points. However, we are expecting margins to improve somewhat in the second half of the year, depending on the variability in energy costs.

Selling, General and Administrative. Selling, general and administrative expenses increased 12.6% to $12.2 million during the first fiscal quarter of 2006 compared to the same period of fiscal year 2005. Sonic adopted SFAS 123R effective with the beginning of the first quarter of this fiscal year, therefore, we are now expensing the estimated fair value of stock options over their vesting period. We have chosen to adopt the new standard using the modified retrospective application method, as provided for in the standard. This method of adoption requires us to adjust all prior periods to reflect expense for the fair value of stock options that was previously only disclosed in the footnotes to the financial statements. Excluding stock-based compensation expense, we continue to see leverage as the growth in these expenses was less than the growth in revenues and anticipate that these costs will increase in the range of 10% to 12% for fiscal year 2006 as compared to the prior year. This increase relates to increased headcount additions to support continued growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased 17.7% to $9.9 million in the first quarter due in part to additional depreciation stemming from the Tennessee and Kentucky acquisitions, which will continue through August 2006, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s as a result of re-evaluating the remaining life of such assets. Capital expenditures during the first three months of fiscal year 2006 were $27.3 million, including $14.6 million related to the acquisition of drive-ins. Looking forward, planned capital expenditures for fiscal year 2006 of approximately $75 million, along with the items discussed above, are expected to result in depreciation growth of 16% to 18% for fiscal year 2006.

Interest Expense. Net interest expense decreased 18.6% to $1.3 million as compared to the same period in fiscal year 2005, despite the impact of $90.0 million in share repurchases since the first quarter of 2005. The decrease was attributable to interest earned on a federal tax refund received during the quarter. Going forward, we expect our continued repurchase of stock to produce higher interest expense in future quarters, depending on our level of share repurchase activity or additional franchise acquisitions.

Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 37.5% for the first quarter of fiscal year 2006 as compared to 36.0% in the same period of 2005. Income taxes are impacted by the adoption of SFAS 123R, as many of the options granted by Sonic are incentive stock options for which a tax benefit results only if the option holder has a disqualifying disposition. For grants of non-qualified stock options, the Company expects to recognize a tax benefit on exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense. As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than our overall tax rate and is estimated at 25%, but may vary significantly depending on the timing of employees’ exercise and sale of stock. Considering the current variables discussed above, we anticipate that our effective tax rate will be in the range of 37.5% to 38.0% going forward and to vary from quarter to quarter as circumstances on individual tax matters change.

Financial Position

During the first three months of fiscal year 2006, current assets increased 1.0% to $35.6 million compared to $35.2 million as of the prior fiscal year end. Net property and equipment increased approximately $9.1 million and goodwill increased by $12.7 million, which combined with the increase in current assets to produce a 3.9% increase in total assets to $585.3 million as of the end of the first quarter of fiscal year 2006.

Total current liabilities increased $0.5 million or 0.8% during the first three months of fiscal year 2006. Long-term debt increased $45.0 million or 80.5% as a result of advances on the Company’s available line of credit to fund portions of the share repurchases, capital expenditures and the Tennessee and Kentucky acquisition. Overall, total liabilities increased $50.1 million or 28.6% as a result of the items discussed above.

Shareholders’ equity decreased $28.1 million or 7.3% during the first three months of fiscal year 2006 primarily resulting from stock repurchases of $47.7 million, offset by earnings during the period of $16.4 million and proceeds and the related tax benefits from the exercise of stock options. At the end of the first fiscal quarter of 2006, our debt-to-total capital was 29.0%, up from 20.3% at the end of fiscal year 2005. For the twelve months ended November 30, 2005, return on average stockholders’ equity was 19.9% and return on average assets was 12.9%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $4.3 million or 14.9% to $33.1 million in the first three months of fiscal year 2006 as compared to $28.8 million in the same period of fiscal year 2005, primarily as a result of an increase in operating profit before depreciation and amortization and decreases in operating assets. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization and stock-based compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow to approach $50 million.

Under the share repurchase program authorized by our Board of Directors, the Company acquired 1.7 million shares at an average price of $28.69 per share for a total cost of $47.7 million during the first fiscal quarter of 2006. As of November 30, 2005, we had approximately $60.0 million available under the program.

We opened three newly constructed Partner Drive-Ins and acquired 15 drive-ins from franchisees during the first fiscal quarter of 2006. During the first three months of this fiscal year, we used cash generated by operating activities and borrowings under our line of credit to fund capital additions totaling $27.3 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the three months ended November 30, 2005, we purchased the real estate for 2 of the 18 newly constructed and acquired drive-ins.

We plan capital expenditures of approximately $75 million in fiscal year 2006, excluding acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, remodels and relocations of older drive-ins, store equipment and point-of-sale system upgrades, enhancements to existing financial and operating information systems. We expect to fund these capital expenditures through cash flow from operations and borrowings under our existing line of credit.

We have an agreement with a group of banks that provides us with a $150.0 million line of credit expiring in July 2010. As of November 30, 2005, our outstanding borrowings under the line of credit were $75.1 million at an effective borrowing rate of 4.64%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of November 30, 2005, was $74.2 million. We have long-term debt maturing in fiscal years 2006 and 2007 of $8.1 million and $4.7 million, respectively. Of the $8.1 million maturing in fiscal 2006, $4.6 million relates to our senior unsecured notes that will be maturing in August 2006, and is classified as long-term because we intend to utilize amounts available under our line of credit to fund this obligation. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2005 for additional information regarding our long-term debt.

As of November 30, 2005, our total cash balance of $9.5 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ending August 31, 2005), the following policies involve a higher degree of risk, judgment and/or complexity.

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

Ownership Program. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Partner Drive-Ins purchase and own an equity interest in the drive-in, which is typically financed by a third-party bank. Supervisors and managers are neither employees of Sonic nor of the drive-in in which they have an ownership interest.

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

Accounting for Stock-Based Compensation. As discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective September 1, 2005 using the modified retrospective application method. As a result, financial statement amounts for prior periods presented in this Form 10-Q have been adjusted to reflect the expensing of stock options based upon fair value as prescribed by SFAS 123R.

We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 5 to the financial statements. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the first fiscal quarter of 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the fiscal quarter ended November 30, 2005, Sonic Corp. (the “Company”) did not have any new material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2006 are as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
September 1, 2005 through September 30, 2005	1,170,000	$28.98	1,170,000	$73,772
October 1, 2005 through October 31, 2005	225,773	$27.18	225,773	$67,636
November 1, 2005 through November 30, 2005	266,500	$28.69	266,500	$59,992
Total	1,662,273	$28.69	1,662,273

(1) All of the shares purchased during the first quarter of fiscal 2006 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In April 2005, the Company’s Board of Directors approved an increase in the share repurchase authorization from $60,000 to $150,000 and extended the program to August 31, 2006.

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

Date: January 6, 2006

EXHIBIT INDEX

Exhibit Number and Description

31.01     Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02     Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350