Form 10-Q
period 2006-02-28
SONIC CORP
filed 2006-04-07
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2006

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

As of February 28, 2006, the Registrant had 57,210,984 shares of common stock issued and outstanding (excluding 19,032,812 shares of common stock held as treasury stock).

SONIC CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	(Unaudited)
ASSETS	February 28, 2006	August 31, 2005*
Current assets:
Cash and cash equivalents	$27,327	$6,431
Accounts and notes receivable, net	16,726	18,801
Other current assets	8,437	10,017
Total current assets	52,490	35,249

Property, equipment and capital leases	621,764	587,558
Less accumulated depreciation and amortization	(182,061)	(164,733)
Property, equipment and capital leases, net	439,703	422,825

Goodwill, net	101,361	88,471
Trademarks, trade names and other intangible assets, net	6,795	6,434
Investment in direct financing leases and noncurrent portion of
notes receivable	7,809	8,171
Other assets, net	1,924	2,166
Intangibles and other assets, net	117,889	105,242
Total assets	$610,082	$563,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,837	$14,117
Deposits from franchisees	2,051	3,157
Accrued liabilities	32,763	26,367
Income taxes payable	1,923	15,174
Obligations under capital leases and long-term debt
due within one year	6,002	6,527
Total current liabilities	55,576	65,342

Obligations under capital leases due after one year	39,482	36,259
Long-term debt due after one year	144,050	55,934
Other noncurrent liabilities	18,114	17,864

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 100,000,000 shares
authorized; 76,243,796 shares issued (75,766,006 shares
issued at August 31, 2005)	762	758
Paid-in capital	163,811	154,154
Retained earnings	427,323	397,989
Accumulated other comprehensive income (loss)	(160)	–
	591,736	552,901
Treasury stock, at cost; 19,032,812 common shares
(16,450,920 shares at August 31, 2005)	(238,876)	(164,984)
Total stockholders’ equity	352,860	387,917
Total liabilities and stockholders’ equity	$610,082	$563,316

* Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 28,		February 28,
	2006	2005*	2006	2005*
Revenues:
Partner Drive-In sales	$126,376	$112,655	$261,798	$232,866
Franchise Drive-Ins:
Franchise royalties	20,745	18,169	42,998	38,275
Franchise fees	879	874	1,820	1,809
Other	948	915	2,132	1,890
	148,948	132,613	308,748	274,840
Costs and expenses:
Partner Drive-Ins:
Food and packaging	33,160	29,415	69,267	61,988
Payroll and other employee benefits	38,938	34,910	79,940	71,875
Minority interest in earnings
of Partner Drive-Ins	4,490	4,048	9,321	8,627
Other operating expenses	26,027	23,309	54,212	46,976
	102,615	91,682	212,740	189,466

Selling, general and administrative	13,214	11,785	25,410	22,618
Depreciation and amortization	9,997	8,870	19,894	17,276
Provision for impairment of long-lived
assets	–	387	–	387
	125,826	112,724	258,044	229,747
Income from operations	23,122	19,889	50,704	45,093

Interest expense	2,271	1,712	4,118	3,491
Interest income	(175)	(180)	(715)	(354)
Net interest expense	2,096	1,532	3,403	3,137
Income before income taxes	21,026	18,357	47,301	41,956
Provision for income taxes	8,122	7,084	17,967	15,569
Net income	$12,904	$11,273	$29,334	$26,387

Net income per share - basic	$.22	$.19	$.51	$.44

Net income per share - diluted	$.22	$.18	$.49	$.42

* Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Six months ended
	February 28,
	2006	2005*
Cash flows from operating activities:
Net income	$29,334	$26,387
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	19,894	17,276
Stock-based compensation expense	3,447	3,065
Excess tax benefit from exercise of employee stock options	(2,880)	(3,045)
Provision for deferred income taxes	(406)	212
Other	177	1,091
(Increase) decrease in operating assets	3,851	2,168
Increase (decrease) in operating liabilities:
Accounts payable	(1,280)	2,057
Accrued and other liabilities	(4,124)	(3,693)
Total adjustments	18,679	19,131
Net cash provided by operating activities	48,013	45,518

Cash flows from investing activities:
Purchases of property and equipment	(31,730)	(38,407)
Acquisition of businesses, net of cash received	(14,761)	–
Proceeds from collection of long-term notes receivable	(147)	3,623
Other	1,528	2,140
Net cash used in investing activities	(45,110)	(32,644)

Cash flows from financing activities:
Payments on long-term debt	(93,699)	(22,327)
Proceeds from long-term borrowings	181,020	8,250
Purchases of treasury stock	(73,095)	–
Proceeds from exercise of stock options	2,436	7,444
Excess tax benefit from exercise of employee stock options	2,880	3,045
Other	(1,549)	(1,044)
Net cash provided by (used in) financing activities	17,993	(4,632)

Net increase in cash and cash equivalents	20,896	8,242
Cash and cash equivalents at beginning of period	6,431	7,993
Cash and cash equivalents at end of period	$27,327	$16,235

Supplemental Cash Flow Information:
Additions to capital lease obligations	$4,958	$–
Stock options exercised by stock swap	797	–

* Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information. See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2005. The results of operations for the six months ended February 28, 2006, are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Note 2

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2006 presentation.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005*	2006	2005*
Numerator:
Net income	$12,904	$11,273	$29,334	$26,387
Denominator:
Weighted average shares outstanding - basic	57,484	60,263	57,881	60,136
Effect of dilutive employee stock options	2,023	2,525	2,046	2,451
Weighted average shares - diluted	59,507	62,788	59,927	62,587

Net income per share - basic	$.22	$.19	$.51	$.44

Net income per share - diluted	$.22	$.18	$.49	$.42
* Adjusted to include the impact of stock-based compensation expense; see Note 5 for additional information.

Note 4

The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of February 28, 2006, the total amount guaranteed under the GEC agreement was $3,216. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2006, the amount remaining under the guaranteed lease obligations totaled $5,126.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of February 28, 2006, the balance of the loan was $3,007.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of February 28, 2006.

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

The following table shows total stock-based compensation expense and the tax benefit included in the Condensed Consolidated Statements of Income and the effect on basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Selling, general and administrative	$1,810	$1,725	$3,447	$3,065
Income tax benefit	(403)	(403)	(878)	(857)
Net stock-based compensation expense	$1,407	$1,322	$2,569	$2,208
Impact on net income per share:
Basic	$.02	$.02	$.04	$.04
Diluted	$.02	$.02	$.04	$.04

Many of the options granted by Sonic are incentive stock options, for which a tax benefit only results if the option holder has a disqualifying disposition. For grants of non-qualified stock options, the Company expects to recognize a tax benefit on exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense. As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate, and will vary depending on the timing of employees’ exercise and sale of stock.

As a result of adopting SFAS 123R retrospectively, financial statements for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing stock options. The following table details the impact of retrospective application on previously reported results:

	Three months ended		Six months ended
	February 28, 2005		February 28, 2005
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Income Statement items:
Income before income taxes	$18,357	$20,082	$41,956	$45,021
Net income	11,273	12,595	26,387	28,595

Net income per share - basic	$.19	$.21	$.44	$.48
Net income per share - diluted	.18	.20	.42	.46

Cash Flow items:
Net cash provided by operating activities			$45,518	$48,563
Net cash used in financing activities			(4,632)	(7,677)

	Year ended August 31, 2005
	Adjusted	As Previously Reported
Balance Sheet items:
Other noncurrent liabilities	$17,864	$21,242
Paid-in capital	154,154	121,982
Retained earnings	397,989	426,783
Total stockholders’ equity	387,917	384,539
Total liabilities and stockholders’ equity	563,316	563,316

At Sonic’s annual meeting of stockholders on January 31, 2006, the stockholders approved the Sonic Corp. 2006 Long-Term Incentive Plan and the authorization of 4,500,000 shares for awards to employees and non-employee directors. This omnibus plan provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. Prior to approval of this plan, the Company had two share-based compensation plans for employees and non-employee directors, which authorized the granting of stock options (see Note 12 of Notes to Consolidated Financial Statements in the Company’s form 10-K for the fiscal year ended August 31, 2005 for more information). No further awards will be granted under the previous plans now that the 2006 Long-Term Incentive Plan has been approved. The number of shares authorized for issuance under the Company’s existing plans as of February 28, 2006 totals 4,500,000, all of which were available for future issuance. Stock options historically granted under the Company’s plans were granted with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and generally a vesting period of three years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the six months ended February 28, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the six months ended February 28, 2006 and 2005 was $10.67 and $13.30, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Six months ended February 28,
	2006	2005
Expected term (years)	4.7	5.3
Expected volatility	34%	43%
Risk-free interest rate	4.5%	3.7%
Expected dividend yield	0%	0%

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

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $2,880 for the six months ended February 28, 2006 and are classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended February 28, 2006 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding-beginning of year	5,216,919	$14.87
Granted	158,648	28.96
Exercised	(477,790)	6.77
Forfeited or expired	(40,604)	26.51
Outstanding February 28, 2006	4,857,173	$16.02	5.70	$76,053
Exercisable February 28, 2006	3,463,593	$11.83	4.53	$68,495

The total intrinsic value of options exercised during the six months ended February 28, 2006 and 2005 was $10,495 and $14,298, respectively. At February 28, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $10,605 and is expected to be recognized over a weighted average period of 1.4 years.

Note 6

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 7

Pursuant to the Company’s Board-approved share repurchase program, 2.6 million shares were acquired at an average price of $28.62 per share for a total cost of $73,095 during the first half of fiscal year 2006. The total remaining amount authorized for repurchase as of February 28, 2006 was $34,581. Largely as a result of this share repurchase activity, the Company took additional advances on its available line of credit. The balance outstanding under the Company’s line of credit as of February 28, 2006 was $118,000, an increase of $87,850 from the balance outstanding as of August 31, 2005.

Note 8

In February 2006, the Company entered into an interest rate swap agreement to modify a portion of the variable rate line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement has been designated as a cash flow hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. The effective portions of changes in fair value are recognized in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheets. Ineffective portions of changes in fair value are recognized as a charge or credit to earnings. The agreement expires in May 2010 and settles quarterly until expiration. Under the terms of the interest rate swap agreement, the Company makes payments based on a fixed rate of 5.66% and receives interest payments based on 3-month LIBOR on a notional amount of $60 million. The differences to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement. This interest rate swap is the only item reflected in accumulated other comprehensive income (loss) as of February 28, 2006.

Note 9

On April 6, 2006, the Company’s board of directors approved a three-for-two stock split in the form of a stock dividend. Holders of record of the Company’s common stock, par value $.01 per share, at the close of business on April 17, 2006 will receive one additional share of common stock for every two shares held on that date. The stock dividend will be distributed April 28, 2006 and the Company’s stock will begin trading ex-dividend on May 1, 2006. The stock split will increase the number of shares of common stock outstanding from approximately 57.2 million shares to approximately 85.8 shares (exclusive of treasury shares). The pro forma earnings per share, giving retroactive effect to the stock split, are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Basic earnings per share - as reported	$.22	$.19	$.51	$.44
Basic earnings per share - after stock split	$.15	$.12	$.34	$.29

Diluted earnings per share - as reported	$.22	$.18	$.49	$.42
Diluted earnings per share - after stock split	$.14	$.12	$.33	$.28

Also on April 6, 2006, the board of directors increased the amount available under the Company’s stock repurchase authorization from $34.6 million to a total of $110 million. In addition, the term for the repurchase of the newly authorized amount was extended to August 31, 2007. Share repurchases are authorized to be made from time-to-time in the open market depending on market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States. As of February 28, 2006, the Sonic system was comprised of 3,089 drive-ins, of which 19% or 599 were Partner Drive-Ins and 81% or 2,490 were Franchise Drive-Ins. Sonic Drive-Ins feature Sonic signature items such as specialty soft drinks including cherry limeades and slushes, and frozen desserts, made-to-order sandwiches and hamburgers, extra-long chili-cheese coneys, hand-battered onion rings, tater tots, salads and wraps. Sonic Drive-Ins also offer a breakfast menu. Items on the breakfast menu include Breakfast Toaster and Bistro sandwiches and breakfast burritos with sausage, egg and cheese, and specialty breakfast drinks. We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees. We also receive revenues from initial franchise fees. To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from minority ownership interests in a few Franchise Drive-Ins.

Costs of Partner Drive-In sales, including minority interest in earnings of drive-ins, relate directly to Partner Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to the Company’s franchising operations, as well as our Partner Drive-In operations. Our revenues and expenses are directly affected by the number and sales volumes of Partner Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings.

Overview of Business Performance. Our strong business performance continued during our second fiscal quarter ended in February 2006. Net income increased 14.5% and earnings per share increased 22.2% to $.22 per diluted share from $.18 in the year earlier period, which is adjusted for the retrospective adoption of SFAS 123R for expensing stock-based compensation. For the first half of fiscal 2006, net income increased 11.2% and earnings per share increased 16.7% to $.49 per diluted share from $.42 in the year earlier period, also adjusted for SFAS 123R. Second quarter and first half results for both 2006 and 2005 reflect a decrease of $.02 and $.04 per diluted share, respectively, for stock-based compensation, net of related income tax benefits. We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Increased franchising income stemming from franchisee new unit growth, solid same-store sales growth and our unique ascending royalty rate;
•	Operating leverage at both the drive-in level and the corporate level; and
•	The use of excess operating cash flow for franchise acquisitions and share repurchases.

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

System-Wide Performance ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Percentage increase in sales	12.2%	13.3%	11.2%	14.2%

System-wide drive-ins in operation (1):
Total at beginning of period	3,065	2,917	3,039	2,885
Opened	33	32	66	66
Closed (net of re-openings)	(9)	(15)	(16)	(17)
Total at end of period	3,089	2,934	3,089	2,934

Core markets (2)	2,372	2,094	2,372	2,094
Developing markets (2)	717	840	717	840
All markets	3,089	2,934	3,089	2,934

System-Wide Performance (cont’d) ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Average sales per drive-in:
Core markets	$244	$232	$505	$483
Developing markets	202	194	425	410
All markets	235	222	486	463

Change in same-store sales (3):
Core markets	6.1%	6.5%	5.5%	7.2%
Developing markets	2.9	8.8	3.0	8.6
All markets	5.5	7.0	5.0	7.5

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Markets are identified based on television viewing areas and further classified as core or developing markets based upon number of drive-ins in a market and the level of advertising support. Market classifications are updated periodically.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 5.5% during the second quarter of fiscal year 2006, primarily as a result of growth in average check. This increase was a result of price increases, as well as the success of the PAYS program that has increased credit and debit card transactions that, on average, exceed the average cash transaction. We believe this solid sales performance resulted from our specific sales driving initiatives including:

•	Use of technology to reach customers and improve the customer experience;
•	Strong promotions and new product news focused on quality and expanded choice for our customers;
•	Continued growth of our business in non-traditional day parts including the morning, afternoon, and evening day parts; and
•	Growth in brand awareness through increased media spending and greater use of network cable advertising;

Looking forward, due to the solid performance we have experienced, as well as the sales driving initiatives planned, we are increasing our targeted system-wide same-store sales growth to a range of 3% to 5% for the remainder of fiscal year 2006. Estimated system-wide same store sales for March 2006 were within this revised target growth rate range. We expect this solid increase in same-store sales to translate to revenue growth in the 12% to 14% range in the second half of fiscal year 2006.

Implementation of the PAYS program, which began in Partner Drive-Ins in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of fiscal 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and is expected to be completed system-wide by the end of the calendar year 2006. Over 60% of Franchise Drive-Ins and almost 70% of drive-ins system-wide now have the PAYS system in place.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the second quarter, our new product offerings included a Mushroom Swiss Double Cheeseburger, Gingerbread Blast, new yogurt-based fresh fruit Smoothies and a Sweetheart Brownie Blast. We will continue to have new product news in the coming months, all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and healthier alternatives.

We continue to promote expansion of business in our non-traditional day parts (morning, afternoon, and evening). Through the second quarter of fiscal year 2006, we saw continued growth in sales in our non-traditional day parts, and we believe we have continued opportunity to grow these day parts throughout fiscal year 2006.

During fiscal year 2006, our total system-wide media expenditures are expected to be approximately $145 million as compared to approximately $125 million in fiscal year 2005, which we believe will continue to increase overall brand awareness and strengthen our share of voice relative to our competitors. We will also continue to refine our system-wide marketing fund efforts, which comprise approximately one-half of our media expenditures and are largely used for network cable television advertising. Our national cable strategy has proven to be beneficial in raising overall brand awareness in all markets and particularly as we develop in newer markets.

We opened 33 drive-ins during the second quarter, consisting of seven Partner Drive-Ins and 26 Franchise Drive-Ins, which was one more than the total number of drive-in openings during the second quarter a year ago. For the first six months, we have opened 66 drive-ins which was consistent with the total number of drive-in openings during the first six months of last year. Despite continuing cost pressures as a result of the increasing demand for construction materials and labor, we are maintaining our projected system openings for the year at 180 to 190 drive-ins, including 45 to 50 during the third quarter of 2006.

Results of Operations

Revenues. Total revenues increased 12.3% to $148.9 million in the second fiscal quarter of 2006 and 12.3% to $308.7 million for the first six months of fiscal 2006. The increase in revenues primarily relates to solid sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
(In thousands)
				Percent
	February 28,		Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Three months ended
Revenues:
Partner Drive-In sales	$126,376	$112,655	$13,721	12.2%
Franchise revenues:
Franchise royalties	20,745	18,169	2,576	14.2
Franchise fees	879	874	5	0.6
Other	948	915	33	3.6
Total revenues	$148,948	$132,613	$16,335	12.3%

Six months ended
Revenues:
Partner Drive-In sales	$261,798	$232,866	$28,932	12.4%
Franchise revenues:	42,998	38,275	4,723	12.3
Franchise royalties
Franchise fees	1,820	1,809	11	0.6
Other	2,132	1,890	242	12.8
Total revenues	$308,748	$274,840	$33,908	12.3%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Partner Drive-In sales	$126,376	$112,655	$261,798	$232,866
Percentage increase	12.2%	19.7%	12.4%	20.1%

Drive-ins in operation (1):
Total at beginning of period	592	544	574	539
Opened	7	6	10	10
Acquired from (sold to) franchisees	–	(2)	15	–
Closed	–	–	–	(1)
Total at end of period	599	548	599	548

Average sales per drive-in	$213	$208	$444	$431
Percentage increase	2.5%	10.4%	3.1%	10.8%

Change in same-store sales (2)	2.5%	9.8%	2.8%	10.0%

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
Change in Partner Drive-In Sales ($ in thousands)
	Three months ended	Six months ended
	February 28, 2006	February 28, 2006
Increase from addition of newly constructed drive-ins (1)	$7,883	$15,747
Increase from acquisition of drive-ins (2)	4,069	8,780
Increase from same-store sales	2,380	5,865
Decrease from drive-ins sold or closed (3)	(611)	(1,460)
Net increase in Partner Drive-In sales	$13,721	$28,932

(1) Represents the increase for 43 drive-ins for the quarter opened since the second quarter of the prior fiscal year and 47 drive-ins for the six month period opened since the beginning of the prior fiscal year.

(2) Represents the increase for 17 drive-ins for the quarter acquired since the second quarter of the prior fiscal year and 19 drive-ins for the six month period acquired since the beginning of the prior fiscal year.

(3) Represents the decrease for 5 drive-ins for the quarter sold or closed since the second quarter of the prior fiscal year and 6 drive-ins for the six month period sold or closed since the beginning of the prior fiscal year.

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
Franchise Information ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Franchise fees and royalties (1)	$21,624	$19,043	$44,818	$40,084
Percentage increase	13.6%	13.8%	11.8%	14.8%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,473	2,373	2,465	2,346
Opened	26	26	56	56
Acquired from (sold to) company	-	2	(15)	--
Closed	(9)	(15)	(16)	(16)
Total at end of period	2,490	2,386	2,490	2,386

Franchise Drive-In sales	$599,084	$533,982	$1,236,985	$1,115,078
Percentage increase	12.2%	12.0%	10.9%	13.1%

Effective royalty rate	3.46%	3.40%	3.48%	3.43%

Average sales per Franchise Drive-In	$243	$226	$500	$471

Change in same-store sales (3)	6.5%	6.3%	5.7%	7.0%

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

Franchise income, which consists of franchise royalties and franchise fees, increased 13.6% to $21.6 million in the second fiscal quarter of 2006 and 11.8% to $44.8 million for the first six months of fiscal year 2006.

Franchise royalties increased 14.2% to $20.7 million in the second quarter of 2006, compared to $18.2 million in the second fiscal quarter of 2005. Of the $2.5 million increase, approximately $1.7 million resulted from franchise same-store sales growth of 6.5% in the second fiscal quarter of 2006, combined with an increase in the effective royalty rate to 3.46% during the second fiscal quarter of 2006 compared to 3.40% during the same period in fiscal year 2005. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise royalties increased 12.3% to $43.0 million in the first two fiscal quarters of 2006, compared to $38.3 million during the same period of the prior year. Of the $4.7 million increase, approximately $2.9 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.7% in the first six months of fiscal year 2006, combined with an increase in the effective royalty rate to 3.48% during the first two fiscal quarters of 2006 compared to 3.43% during the same period in fiscal year 2005. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees were virtually unchanged as franchisees opened 26 new drive-ins in the second quarter and 56 new drive-ins for the first six months of both fiscal years 2006 and 2005. Our franchise development pipeline continues to strengthen and we continue to anticipate 150 to 160 drive-in openings by franchisees this fiscal year as compared to 138 openings during the previous year. We do continue to experience significantly increased development costs, including increased demand for construction supplies and labor, that could constrain future drive-in openings. As a result of new Franchise Drive-In openings, same-store sales increases expected to be in the 3% to 5% range, and the continued benefit of the ascending royalty rate, we expect incremental franchising income of $3.0 million to $3.5 million in the third quarter.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, decreased to 81.2% in the second fiscal quarter of 2006 compared to 81.4% in the same period of fiscal year 2005, and decreased to 81.3% for the first six months of 2006 compared to 81.4% for the same period of fiscal year 2005. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	26.2%	26.1%	26.5%	26.6%
Payroll and other employee benefits	30.8	31.0	30.5	30.9
Minority interest in earnings of
Partner Drive-Ins	3.6	3.6	3.6	3.7
Other operating expenses	20.6	20.7	20.7	20.2
Total Partner Drive-In cost of operations	81.2%	81.4%	81.3%	81.4%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs increased by 0.1 percentage points during the second quarter of fiscal year 2006 and decreased by 0.1 percentage points during the first six months of fiscal year 2006 compared to the same periods of fiscal year 2005. These results are being impacted by higher beef costs, as well as higher distribution costs, offset by favorable dairy costs. Looking forward, we expect that lower costs for dairy and other items will at least partially offset higher beef and distribution costs and produce flat to slightly higher year-over-year food and packaging costs for the next several months.

Labor costs decreased by 0.2 percentage points during the second quarter of fiscal year 2006 and decreased by 0.4 percentage points for the first six months of fiscal year 2006 compared to the same periods of fiscal year 2005. These favorable variances resulted from the leverage of sales growth. Looking forward, we expect the leverage from sales growth to keep labor costs, as a percentage of Partner Drive-In sales, favorable on a year-over-year basis.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $0.4 million during the second fiscal quarter of 2006 and by $0.7 million during the first six months of fiscal year 2006 compared to the same periods of fiscal year 2005, reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter. Looking forward, because we expect our store level profits to continue to grow, we would likewise expect minority interest to increase in dollar terms but to be relatively flat versus the prior year as a percentage of Partner Drive-In sales.

Other operating expenses decreased by 0.1 percentage points during the second quarter of fiscal year 2006 and increased by 0.5 percentage points in the first six months of 2006 compared to the same periods in fiscal year 2005. The increase for the year-to-date period is related primarily to increases in utility costs as a result of higher energy prices. Due to the mild weather experienced this winter, combined with the more recent easing of energy prices (particularly natural gas), we did not experience the level of deterioration in our utility costs that we had expected going into the second quarter. A secondary contributor to the increase for the year-to-date period is increasing credit card charges resulting from the success of the PAYS program. We continue to expect some pressure on energy prices and slightly higher credit card fees. Collectively, other operating expenses are expected to be approximately 0.25 percentage points higher in the third quarter versus the same period last year.

To summarize, we believe the higher food and packaging costs, as well as other operating expenses will be largely offset by leverage from sales growth. As a result, overall restaurant-level margins for the third quarter of 2006 are expected to be flat to slightly unfavorable on a year-over-year basis.

Selling, General and Administrative. Selling, general and administrative expenses increased 12.1% to $13.2 million during the second fiscal quarter of 2006 compared to the same period of fiscal year 2005, and increased 12.3% to $25.4 million for the first six months of 2006 versus the same period of 2005. Sonic adopted SFAS 123R effective with the beginning of the first quarter of this fiscal year, therefore, we are now expensing the estimated fair value of stock options over their vesting period. We have chosen to adopt the new standard using the modified retrospective application method, as provided for in the standard. This method of adoption requires us to adjust all prior periods to reflect expense for the fair value of stock options that was previously only disclosed in the footnotes to the financial statements. As it relates to the ongoing effect of stock-based compensation under SFAS 123R, we estimate total stock compensation expense for fiscal year 2006 will be approximately $8 million. As of February 28, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $10.6 million and is expected to be recognized over a weighted average period of 1.4 years. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our stock-based compensation. Excluding stock-based compensation expense, we anticipate that these costs will increase in the range of 10% to 12% for fiscal year 2006 as compared to the prior year primarily as a result of increased headcount additions to support continued growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased 12.7% to $10.0 million in the second quarter of fiscal year 2006, and increased 15.2% to $19.9 million for the first six months of 2006. These increases were due in part to additional depreciation stemming from the Tennessee and Kentucky acquisitions, which will continue through August 2006, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s. This reduction in life resulted from a re-evaluation of the remaining life of such assets. Capital expenditures during the first six months of fiscal year 2006 were $46.5 million, including $14.6 million related to the acquisition of drive-ins. Looking forward, planned capital expenditures for fiscal year 2006 of approximately $75 million, along with the items discussed above, are expected to result in depreciation growth of 13% to 15% for the third quarter of 2006 over the same period of the prior year.

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

Interest Expense. Net interest expense increased 36.8% to $2.1 million for the second quarter of 2006 and increased 8.5% to $3.4 million for the first six months of fiscal year 2006 compared to the same periods in fiscal year 2005. These increases result from approximately $115 million in share repurchases over the last 12 months. Going forward, we expect higher interest expense in future quarters depending on our level of repurchase activity and potential franchise acquisitions.

Income Taxes. Our income tax rate during the second quarter was approximately 38.6%, roughly equivalent to the tax rate last year after adjusting for the adoption of SFAS 123R. The effective rate for the first half of fiscal year 2006 was 38.0% compared to a rate of 37.1% for the same period of 2005. The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. Many of the options granted by Sonic are incentive stock options for which a tax benefit results only if the option holder has a disqualifying disposition. Accordingly, the expected tax benefit of stock options will be less than our overall tax rate and is estimated at 25%, but may vary significantly depending upon the timing of employees’ exercise and sale of stock. In addition, the expiration of the Work Opportunity Tax Credit on January 1st will impact our tax rate going forward. We expect that Congress will reinstate the tax credit retroactively, as they have done in the past. However, we are not allowed to record the benefit of this credit until the legislation becomes enacted law. We expect our tax rate to be in the range of 37% to 38% in the third quarter. However, depending upon the timing of the renewal of the Work Opportunity Tax Credit program and based upon the timing of option exercises and dispositions by option-holders, the rate will continue to vary from quarter to quarter, as circumstances on individual tax matters change.

Financial Position

During the first six months of fiscal year 2006, current assets increased 48.9% to $52.5 million compared to $35.2 million as of the prior fiscal year end as a result of strong cash flow from operations and line of credit advances which remained unspent. Net property and equipment increased by $16.9 million as a result of drive-in construction, relocations, remodels and retrofits, along with the Tennessee and Kentucky acquisition. Goodwill increased by $12.9 million as a result of the Tennessee and Kentucky acquisition. These increases combined with the increase in current assets resulted in an 8.3% increase in total assets to $610.1 million as of the end of the second quarter of fiscal year 2006.

Total current liabilities decreased $9.8 million or 14.9% during the first six months of fiscal year 2006 primarily as a result of tax payments during the second fiscal quarter of 2006. Long-term debt increased $91.6 million or 83.2% as a result of advances on the Company’s line of credit to fund portions of the share repurchases, capital expenditures and the Tennessee and Kentucky acquisition. Overall, total liabilities increased $81.8 million or 46.6% as a result of the items discussed above.

Shareholders’ equity decreased $35.1 million or 9.0% during the first six months of fiscal year 2006 primarily resulting from stock repurchases of $73.1 million, offset by earnings during the period of $29.3 million, stock-based compensation and the proceeds and related tax benefits from the exercise of stock options. At the end of the second fiscal quarter of 2006, our debt-to-total capital ratio was 34.9%, up from 20.3% at the end of fiscal year 2005. For the twelve months ended February 28, 2006, return on average stockholders’ equity was 20.1% and return on average assets was 12.8%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $2.5 million or 5.5% to $48.0 million in the first six months of fiscal year 2006 as compared to $45.5 million in the same period of fiscal year 2005, primarily as a result of an increase in operating profit before depreciation and amortization, offset by decreases in operating liabilities associated with the timing of tax payments. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization and stock compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow to approach $50 million.

Under the share repurchase program authorized by the Board of Directors, the Company acquired 2.6 million shares at an average price of $28.62 per share for a total of $73.1 million during the first six months of fiscal year 2006. As of February 28, 2006, we had approximately $34.6 million available under the program, which we anticipate fully utilizing over the remainder of the fiscal year. See Subsequent Events discussion on page 19. We expect to fund these share repurchases through cash flow from operations and borrowings under our existing line of credit.

We opened ten newly constructed Partner Drive-Ins and acquired 15 drive-ins from franchisees during the first two fiscal quarters of 2006. During the first six months of this fiscal year, we used cash generated by operating activities and borrowings under our line of credit to fund capital additions totaling $46.5 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the six months ended February 28, 2006, we purchased the real estate for ten of the 25 newly constructed and acquired drive-ins.

We plan capital expenditures of approximately $75 million in fiscal year 2006, excluding acquisitions. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, remodels and relocations of older drive-ins and store equipment. We expect to fund these capital expenditures through cash flow from operations and borrowings under our existing line of credit.

We have an agreement with a group of banks that provides us with a $150.0 million line of credit expiring in July 2010. As of February 28, 2006, our outstanding borrowings under the line of credit were $118.0 million at an effective borrowing rate of 5.26%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of February 28, 2006, was $31.3 million. We have long-term debt maturing in fiscal years 2006 and 2007 of $8.1 million and $4.7 million, respectively. Of the $8.1 million maturing in fiscal 2006, $4.6 million relates to our senior unsecured notes that will be maturing in August 2006, and is classified as long-term because we intend to utilize amounts available under our line of credit to fund this obligation. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2005 for additional information regarding our long-term debt.

As of February 28, 2006, our total cash balance of $27.3 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

Subsequent Events

On April 6, 2006, the Company’s board of directors approved a three-for-two stock split in the form of a stock dividend. Holders of record of the Company’s common stock, par value $.01 per share, at the close of business on April 17, 2006 will receive one additional share of common stock for every two shares held on that date. The stock dividend will be distributed April 28, 2006 and the Company’s stock will begin trading ex-dividend on May 1, 2006. The stock split will increase the number of shares of common stock outstanding from approximately 57.2 million shares to approximately 85.8 million shares (exclusive of treasury shares).

Also on April 6, 2006, the board of directors increased the amount available under the Company’s stock repurchase authorization from $34.6 million to a total of $110 million. In addition, the term for the repurchase of the newly authorized amount was extended to August 31, 2007. Share repurchases are authorized to be made from time-to-time in the open market depending on market conditions.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 5 to the financial statements. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the first six months of 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

 Forward-looking Statements

This annual report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. We caution that the following important economic and competitive factors, among others, could cause the actual results to differ materially from those in the forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements, and other written or electronic communication, as well as verbal forward-looking statements made from time to time by representatives of the Company. Factors that may cause actual results to differ materially from forward-looking statements include, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illnesses, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional, and national economic conditions, weather, demographic trends, traffic patterns, employee availability, increases in utility costs, and cost increases or shortages in raw food products. In addition, the opening and success of new drive-ins will depend on various factors, including the cost of construction, weather, strikes, the availability of suitable sites for new drive-ins, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended February 28, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 13, 2005, Sonic Industries Inc. (“Sonic Industries), a subsidiary of the Company, filed a declaratory judgment action against AeroComm, Inc., in the United States District Court for the Western District of Oklahoma in Oklahoma City, Oklahoma, in a case titled, Sonic Industries Inc. v. AeroComm, Inc. (Case No.: CIV-05-1065-R).  Sonic Industries seeks the Court's declaration that Sonic Industries has not violated antitrust laws and that AeroComm has no protected rights in Sonic Industries’ pay-at-your-stall (PAYS) credit card system.  AeroComm was the primary supplier of PAYS radio components until AeroComm unilaterally terminated its relationship with Sonic Industries. On October 24, 2005, AeroComm filed counterclaims against Sonic Industries alleging that Sonic Industries interfered with AeroComm’s business relationships and opportunities with another PAYS supplier, provided proprietary information to the company that replaced AeroComm, and violated antitrust laws by restricting the ability of another PAYS supplier to use AeroComm for non-Sonic applications.   The counterclaim seeks unspecified compensatory and other damages and injunctive relief. On February 27, 2006, AeroComm notified Sonic Industries that it was specifically seeking compensatory damages for lost profits and lost valuation. The Company believes that AeroComm's claims are without merit and will vigorously defend against them.  While acknowledging the uncertainties of litigation, the Company does not believe that AeroComm’s claims will have a material adverse effect on the Company’s business or financial condition.

During the fiscal quarter ended February 28, 2006, Sonic Corp. (the “Company”) did not have any other material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred in connection with any previously reported legal proceedings against the Company, its subsidiaries or their properties during the last fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal 2006 are as follows (in thousands, except share and per share amounts):
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Program
December 1, 2005 through December 31, 2005	150,953	$29.87	150,953	$55,483
January 1, 2006 through January 31, 2006	579,752	$27.84	556,956	$39,993
February 1, 2006 through February 28, 2006	184,934	$29.48	183,700	$34,581
Total	915,639	$28.50	891,609

(1) During the second quarter of fiscal 2006, 24,030 shares were tendered to the Company as payment for the exercise price of options in connection with the Company’s share-based compensation plans. There is no maximum amount of shares that the Company may repurchase under these plans.
(2) The Company’s share repurchase program was first publicly announced on April 14, 1997. In April 2005, the Company’s Board of Directors approved an increase in the share repurchase authorization from $60,000 to $150,000 and extended the program to August 31, 2006. See Subsequent Events discussion on page 19.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 31, 2006, the Company held its annual meeting of stockholders, at which the stockholders re-elected Michael J. Maples and Frank E. Richardson and elected Kathryn L. Taylor as directors for three-year terms expiring at the annual meeting to be held in 2009. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Michael J. Maples	54,120,048	1,346,328
Frank E. Richardson	50,941,986	4,524,390
Kathryn L. Taylor	54,787,061	679,315

Other directors of the Company whose terms continued after the meeting are Leonard Lieberman, H.E. “Gene” Rainbolt, J. Clifford Hudson, Federico F. Peña and Robert M. Rosenberg.

Voting results for the other matters voted upon at the meeting are set forth in the following table:

	Votes For	Votes Against	Votes Abstained
Approval of Amendment to Certificate of Incorporation	43,481,946	11,961,671	22,759
Approval of the Sonic Corp. 2006 Long-term Incentive Plan	31,163,511	17,944,295	61,912
Approval of Independent Registered Public Accounting Firm	51,288,658	4,150,916	26,802

Item 5. Other Information

None.

Item 6. Exhibits

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
Stephen C. Vaughan, Vice President
and Chief Financial Officer
Date: April 7, 2006

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350