Form 10-Q
period 2006-05-31
SONIC CORP
filed 2006-07-10
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: May 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   X   . Accelerated filer     . Non-accelerated filer     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes          . No X .

As of May 31, 2006, the Registrant had 85,415,456 shares of common stock issued and outstanding (excluding 29,373,203 shares of common stock held as treasury stock).

SONIC CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	(Unaudited)
ASSETS	May 31, 2006	August 31, 2005*
Current assets:
Cash and cash equivalents	$25,380	$6,431
Accounts and notes receivable, net	18,217	18,801
Other current assets	11,278	10,017
Total current assets	54,875	35,249

Property, equipment and capital leases	643,813	587,558
Less accumulated depreciation and amortization	(189,674)	(164,733)
Property, equipment and capital leases, net	454,139	422,825

Goodwill, net	101,193	88,471
Trademarks, trade names and other intangible assets, net	6,789	6,434
Investment in direct financing leases and noncurrent portion of
notes receivable	9,245	8,171
Other assets, net	2,033	2,166
Intangibles and other assets, net	119,260	105,242
Total assets	$628,274	$563,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,756	$14,117
Deposits from franchisees	1,928	3,157
Accrued liabilities	49,760	26,367
Income taxes payable	6,237	15,174
Obligations under capital leases and long-term debt
due within one year	6,003	6,527
Total current liabilities	80,684	65,342

Obligations under capital leases due after one year	38,864	36,259
Long-term debt due after one year	123,885	55,934
Other noncurrent liabilities	18,806	17,864

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares
authorized; 114,788,659 shares issued (113,649,009 shares
issued at August 31, 2005)	1,148	1,136
Paid-in capital	169,566	153,776
Retained earnings	451,157	397,989
Accumulated other comprehensive income	796	–
	622,667	552,901
Treasury stock, at cost; 29,373,203 common shares (24,676,380
shares at August 31, 2005)	(256,632)	(164,984)
Total stockholders’ equity	366,035	387,917
Total liabilities and stockholders’ equity	$628,274	$563,316

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 5 and Note 9 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended May 31,		(Unaudited) Nine months ended May 31,
	2006	2005*	2006	2005*
Revenues:
Partner Drive-In sales	$156,921	$141,797	$418,719	$374,663
Franchise Drive-Ins:
Franchise royalties	26,599	23,869	69,597	62,144
Franchise fees	1,268	781	3,088	2,590
Other	1,681	1,206	3,813	3,096
	186,469	167,653	495,217	442,493
Costs and expenses:
Partner Drive-Ins:
Food and packaging	40,213	36,811	109,480	98,799
Payroll and other employee benefits	46,418	42,157	126,358	114,032
Minority interest in earnings
of Partner Drive-Ins	8,182	6,658	17,503	15,285
Other operating expenses	28,942	26,065	83,154	73,041
	123,755	111,691	336,495	301,157

Selling, general and administrative	13,293	12,096	38,703	34,714
Depreciation and amortization	10,185	9,051	30,079	26,327
Provision for impairment of long-lived assets	176	-	176	387
	147,409	132,838	405,453	362,585
Income from operations	39,060	34,815	89,764	79,908

Interest expense	2,404	1,456	6,522	4,947
Interest income	(189)	(164)	(904)	(518)
Net interest expense	2,215	1,292	5,618	4,429
Income before income taxes	36,845	33,523	84,146	75,479
Provision for income taxes	13,011	12,248	30,978	27,817
Net income	$23,834	$21,275	$53,168	$47,662

Net income per share - basic	$.28	$.24	$.61	$.53

Net income per share - diluted	$.27	$.23	$.59	$.51

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 5 and Note 9 for additional information.
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Nine months ended May 31,
	2006	2005*
Cash flows from operating activities:
Net income	$53,168	$47,662
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	30,079	26,327
Stock-based compensation expense	5,353	4,952
Excess tax benefit from exercise of employee stock options	(4,201)	(3,872)
Provision for deferred income taxes	(744)	(31)
Other	(319)	1,736
Increase in operating assets	(296)	(3,737)
Increase (decrease) in operating liabilities
Accounts payable	2,639	5,915
Accrued liabilities	(455)	5,638
Total adjustments	32,056	36,928
Net cash provided by operating activities	85,224	84,590

Cash flows from investing activities:
Purchases of property and equipment	(59,745)	(65,048)
Acquisition of businesses, net of cash received	(14,790)	-
Collections (issuances) of long-term notes receivable	(167)	4,010
Proceeds from dispositions of assets	4,254	2,923
Other	420	214
Net cash used in investing activities	(70,028)	(57,901)

Cash flows from financing activities:
Payments on long-term debt	(158,560)	(85,942)
Proceeds from long-term borrowings	225,940	69,200
Purchases of treasury stock	(86,582)	(19,999)
Proceeds from short-term borrowings	16,000	–
Proceeds from exercise of stock options	5,291	8,419
Excess tax benefit from exercise of employee stock options	4,201	3,872
Other	(2,537)	(1,572)
Net cash provided by (used in) financing activities	3,753	(26,022)

Net increase in cash and cash equivalents	18,949	667
Cash and cash equivalents at beginning of period	6,431	7,993
Cash and cash equivalents at end of period	$25,380	$8,660

Supplemental Cash Flow Information:
Additions to capital lease obligations	$4,958	$–
Obligation to acquire treasury stock	4,268	–
Accounts and notes receivable and decrease in capital lease obligations from
property and equipment sales	2,100	983
Stock options exercised by stock swap	797	263

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 5 and Note 9 for additional information. See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2005. The results of operations for the nine months ended May 31, 2006, are not necessarily indicative of the results to be expected for the full year ending August 31, 2006.

Note 2

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2006 presentation.

Note 3

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005*	2006	2005*
Numerator:
Net income	$23,834	$21,275	$53,168	$47,662
Denominator:
Weighted average shares outstanding - basic	85,993	90,296	86,545	90,235
Effect of dilutive employee stock options	3,014	3,778	3,051	3,710
Weighted average shares - diluted	89,007	94,074	89,596	93,945

Net income per share - basic	$.28	$.24	$.61	$.53

Net income per share - diluted	$.27	$.23	$.59	$.51

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 5 and Note 9 for additional information.

Note 4

The Company has entered into agreements with various lenders and an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of May 31, 2006, the total amount guaranteed under the GEC agreement was $2,912. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2006, the amount remaining under the guaranteed lease obligations totaled $4,104.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of May 31, 2006, the balance of the loan was $2,819.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and has not been required to make any payments under any of these guarantees.

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

The following table shows total stock-based compensation expense and the tax benefit included in the Condensed Consolidated Statements of Income and the effect on basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005

Selling, general and administrative	$1,906	$1,887	$5,353	$4,952
Income tax benefit	(737)	(417)	(1,615)	(1,273)
Net stock-based compensation expense	$1,169	$1,470	$3,738	$3,679
Impact on net income per share:
Basic	$.01	$.01	$.04	$.04
Diluted	$.01	$.01	$.04	$.04

Many of the options granted by Sonic are incentive stock options, for which a tax benefit only results if the option holder has a disqualifying disposition. For grants of non-qualified stock options, the Company expects to recognize a tax benefit on exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense. As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate, and will vary depending on the timing of employees’ exercises and sales of stock.

As a result of adopting SFAS 123R retrospectively, financial statements for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing stock options. The following table details the impact of retrospective application on previously reported results:

	Three months ended		Nine months ended
	May 31, 2005		May 31, 2005
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Income Statement items:
Income before income taxes	$33,523	$35,410	$75,479	$80,431
Net income	21,275	22,746	47,662	51,341

Net income per share - basic	$.24	$.25	$.53	$.57
Net income per share - diluted	.23	.24	.51	.55

Cash Flow items:
Net cash provided by operating activities			$84,590	$88,200
Net cash used in financing activities			(26,022)	(29,632)

	Year ended August 31, 2005
	Adjusted	As Previously Reported
Balance Sheet items:
Other noncurrent liabilities	$17,864	$21,242
Paid-in capital	153,776	121,982
Retained earnings	397,989	426,783
Total stockholders’ equity	387,917	384,539
Total liabilities and stockholders’ equity	563,316	563,316

At Sonic’s annual meeting of stockholders on January 31, 2006, the stockholders approved the Sonic Corp. 2006 Long-Term Incentive Plan and the authorization of 6,750 shares for awards to employees and non-employee directors. This omnibus plan provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. Prior to approval of this plan, the Company had two share-based compensation plans for employees and non-employee directors, which authorized the granting of stock options (see Note 12 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2005 for more information). No further awards will be granted under the previous plans now that the 2006 Long-Term Incentive Plan has been approved. The number of shares authorized for issuance under the Company’s existing plans as of May 31, 2006 totals 6,092, all of which were available for future issuance. Stock options historically granted under the Company’s plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of ten years, and generally a vesting period of three years. The most recent options granted in April 2006 have a contractual term of seven years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the nine months ended May 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the nine months ended May 31, 2006 and 2005 was $7.93 and $9.25, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Nine months ended May 31,
	2006	2005
Expected term (years)	4.6	5.2
Expected volatility	34%	42%
Risk-free interest rate	4.8%	4.0%
Expected dividend yield	0%	0%

The Company estimates expected volatility based on historical daily price changes of the Company’s common stock for a period equal to the current expected term of the options. The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. The estimate of expected term for options granted in April 2006 was adjusted to consider the reduced contractual term from 10 years to 7 years, resulting in a lower expected term.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $4,201 for the nine months ended May 31, 2006 and are classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended May 31, 2006 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,826	$9.91
Granted	910	22.09
Exercised	(1,140)	5.34
Forfeited or expired	(187)	18.80
Outstanding May 31, 2006	7,409	$11.89	5.66	$74,570
Exercisable May 31, 2006	5,483	$8.96	4.83	$70,601

The total intrinsic value of options exercised during the nine months ended May 31, 2006 and 2005 was $17,252 and $17,798, respectively. At May 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $14,072 and is expected to be recognized over a weighted average period of 1.8 years.

Note 6
The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note 7

On April 6, 2006, the Company's board of directors approved an increase in the Company's share repurchase program from $34,581 to $110,000 and extended the program through August 31, 2007.  Pursuant to this program, 4,655 shares were acquired at an average price of $19.52 per share for a total cost of $90,845 during the first nine months of fiscal year 2006. The total remaining amount authorized for repurchase as of May 31, 2006 was $92,250. Largely as a result of this share repurchase activity, the Company took additional advances on its available line of credit. The balance outstanding under the Company’s line of credit as of May 31, 2006 was $98,000, an increase of $67,850 from the balance outstanding as of August 31, 2005.

Note 8

In February 2006, the Company entered into an interest rate swap agreement to modify a portion of the variable rate line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement has been designated as a cash flow hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. The effective portions of changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Ineffective portions of changes in fair value are recognized as a charge or credit to earnings. The agreement expires in May 2010 and settles quarterly until expiration. Under the terms of the interest rate swap agreement, the Company makes payments based on a fixed rate of 5.66% and receives interest payments based on 3-month LIBOR on a notional amount of $60,000. The differences to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement. This interest rate swap is the only item reflected in accumulated other comprehensive income as of May 31, 2006.

The following table presents the components of comprehensive income for the three and nine month periods ended May 31, 2006 and 2005:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005

Net Income	$23,834	$21,275	$53,168	$47,662
Unrealized gains on interest rate swap agreement	957	–	796	–
Total comprehensive income	$24,791	$21,275	$53,964	$47,662

Note 9

On April 6, 2006, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend payable April 28, 2006 to stockholders of record on April 17, 2006. A total of 38,219 shares of common stock were issued in connection with the split. All references to numbers of shares outstanding and per share amounts in this Form 10-Q have been restated to reflect the effect of this stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States. As of May 31, 2006, the Sonic system was comprised of 3,129 drive-ins, of which 19% or 604 were Partner Drive-Ins and 81% or 2,525 were Franchise Drive-Ins. Sonic Drive-Ins feature signature menu items such as specialty soft drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu. We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees. We also receive revenues from initial franchise fees. To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from minority ownership interests in a few Franchise Drive-Ins.

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

Overview of Business Performance. Our strong business performance continued during our third fiscal quarter ended in May 2006. Net income increased 12.0% and earnings per share increased 17.4% to $.27 per diluted share from $.23 in the year-earlier period, which is adjusted for the retrospective adoption of SFAS 123R for expensing stock-based compensation. For the first nine months of fiscal 2006, net income increased 11.6% and earnings per share increased 15.7% to $.59 per diluted share. These results reflect our multi-layered growth strategy that features the following components:

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

System-Wide Performance ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Percentage increase in sales	10.3%	12.3%	10.3%	14.0%

System-wide drive-ins in operation (1):
Total at beginning of period	3,089	2,934	3,039	2,885
Opened	43	40	109	106
Closed (net of re-openings)	(3)	(1)	(19)	(18)
Total at end of period	3,129	2,973	3,129	2,973

Core markets (2)	2,392	2,121	2,392	2,121
Developing markets (2)	737	852	737	852
All markets	3,129	2,973	3,129	2,973

System-Wide Performance (cont’d) ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Average sales per drive-in:
Core markets	$297	$285	$802	$767
Developing markets	259	250	679	660
All markets	289	275	774	737

Change in same-store sales (3):
Core markets	4.8%	5.1%	5.3%	6.5%
Developing markets	2.2	6.8	2.6	7.8
All markets	4.3	5.5	4.8	6.8

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

System-wide same-store sales increased 4.3% during the third quarter of fiscal year 2006, from a balance of growth in traffic (the number of transactions) across multiple day parts (e.g. morning, lunch, afternoon, dinner, and evening) and an increase in average check (amount per transaction). We believe this solid sales performance resulted from our specific sales driving initiatives including:

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

Given our continued strong sales performance and confidence that these strategies will continue to positively impact our business, we remain comfortable with our previously raised same-store sales guidance range of a 3% to 5% increase for the fourth quarter of fiscal 2006. We expect this solid increase in same-store sales to translate to revenue growth in the 11% to 13% range in the fourth quarter.

Implementation of the PAYS program, which began in Partner Drive-Ins in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of fiscal 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and is expected to be completed system-wide by the end of the calendar year 2006. Over 65% of Franchise Drive-Ins and approximately 72% of drive-ins system-wide now have the PAYS system in place.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice. During the third quarter, our new product offerings included the Classic Junior Banana Split, Flavored Iced Teas and a Bacon-Lettuce-Tomato Sandwich. We will continue to have new product news in the coming months, all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and healthier alternatives.

We continue to promote expansion of business in our non-traditional day parts (morning, afternoon, and evening). Through the third quarter of fiscal year 2006, we saw continued growth in sales in our non-traditional day parts, and we believe we have continued opportunity to grow these day parts through the fourth quarter and into fiscal year 2007.

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

We opened 43 drive-ins during the third quarter, consisting of six Partner Drive-Ins and 37 Franchise Drive-Ins, as compared to 40 drive-in openings during the third quarter a year ago, which included 27 Franchise Drive-ins. For the first nine months, we have opened 109 drive-ins compared to 106 during the first nine months of last year. Despite several positive factors at work, the development of drive-ins remains challenging with rising land costs, complex development issues and rising interest rates. During the fourth quarter, we expect 60 to 70 drive-in openings, which will cause new store openings for the fiscal year to total 170 to 180.

Results of Operations

Revenues. Total revenues increased 11.2% to $186.5 million in the third fiscal quarter of 2006 and 11.9% to $495.2 million for the first nine months of fiscal 2006. The increase in revenues primarily relates to strong sales growth at Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
(In thousands)
				Percent
	May 31,		Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Three months ended
Revenues:
Partner Drive-In sales	$156,921	$141,797	$15,124	10.7%
Franchise revenues:
Franchise royalties	26,599	23,869	2,730	11.4
Franchise fees	1,268	781	487	62.4
Other	1,681	1,206	475	39.4
Total revenues	$186,469	$167,653	$18,816	11.2%

Nine months ended
Revenues:
Partner Drive-In sales	$418,719	$374,663	$44,056	11.8%
Franchise revenues:
Franchise royalties	69,597	62,144	7,453	12.0
Franchise fees	3,088	2,590	498	19.2
Other	3,813	3,096	717	23.2
Total revenues	$495,217	$442,493	$52,724	11.9%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Partner Drive-In sales	$156,921	$141,797	$418,719	$374,663
Percentage increase	10.7%	16.6%	11.8%	18.8%

Drive-ins in operation (1):
Total at beginning of period	599	548	574	539
Opened	6	13	16	23
Acquired from (sold to) franchisees	–	–	15	–
Closed	(1)	–	(1)	(1)
Total at end of period	604	561	604	561

Average sales per drive-in	$262	$257	$706	$688
Percentage increase	2.0%	7.1%	2.7%	9.5%

Change in same-store sales (2)	1.4%	6.1%	2.2%	8.6%

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
Change in Partner Drive-In Sales ($ in thousands)
	Three months ended	Nine months ended
	May 31, 2006	May 31, 2006
Increase from addition of newly constructed drive-ins (1)	$8,864	$24,244
Increase from acquisition of drive-ins (2)	5,297	14,072
Increase from same-store sales	1,688	8,130
Decrease from drive-ins sold or closed (3)	(725)	(2,390)
Net increase in Partner Drive-In sales	$15,124	$44,056

(1) Represents the increase for 43 drive-ins for the quarter opened since the beginning of the third quarter of the prior fiscal year and 53 drive-ins for the nine month period opened since the beginning of the prior fiscal year.

(2) Represents the increase for 17 drive-ins for the quarter acquired since the beginning of the third quarter of the prior fiscal year and 19 drive-ins for the nine month period acquired since the beginning of the prior fiscal year.

(3) Represents the decrease for four drive-ins for the quarter sold or closed since the beginning of the third quarter of the prior fiscal year and seven drive-ins for the nine month period sold or closed since the beginning of the prior fiscal year.

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

Franchise Information ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Franchise fees and royalties (1)	$27,867	$24,650	$72,685	$64,734
Percentage increase	13.1%	9.5%	12.3%	12.7%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,490	2,386	2,465	2,346
Opened	37	27	93	83
Acquired from (sold to) Company	-	-	(15)	-
Closed	(2)	(1)	(18)	(17)
Total at end of period	2,525	2,412	2,525	2,412

Franchise Drive-In sales	$737,271	$669,191	$1,954,516	$1,777,235
Percentage increase	10.2%	11.5%	10.0%	13.0%

Effective royalty rate	3.61%	3.57%	3.56%	3.50%

Average sales per Franchise Drive-In	$296	$279	$791	$748

Change in same-store sales (3)	5.0%	5.3%	5.4%	6.4%

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

Franchising income, which consists of franchise royalties and franchise fees, increased 13.1% to $27.9 million in the third fiscal quarter of 2006 and 12.3% to $72.7 million for the first nine months of fiscal year 2006.

Franchise royalties increased 11.4% to $26.6 million in the third quarter of 2006, compared to $23.9 million in the third fiscal quarter of 2005. Of the $2.7 million increase, approximately $1.8 million resulted from franchise same-store sales growth of 5.0% in the third fiscal quarter of 2006, combined with an increase in the effective royalty rate to 3.61% during the third fiscal quarter of 2006 compared to 3.57% during the same period in fiscal year 2005. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise royalties increased 12.0% to $69.6 million in the first three fiscal quarters of 2006, compared to $62.1 million during the same period of the prior year. Of the $7.5 million increase, approximately $4.7 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.4% in the first nine months of fiscal year 2006, combined with an increase in the effective royalty rate to 3.56% during the first three fiscal quarters of 2006 compared to 3.50% during the same period in fiscal year 2005. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees increased to $1.3 million in the third quarter of 2006, compared to $0.8 million in the third fiscal quarter of 2005. This increase related to the increase in Franchise Drive-In openings to 37 in the third quarter of 2006, up from 27 openings in the third quarter of 2005. For the first nine months, franchise fees increased to $3.1 million, compared to $2.6 million in the first nine months of 2005. This increase related to the year-to-date openings of 93 in fiscal year 2006, up from 83 in fiscal year 2005. Our franchise development pipeline continues to strengthen, and we anticipate 45 to 50 drive-in openings by franchisees in the fourth quarter. We do, however, continue to experience development challenges, including rising land costs, increased demand for construction supplies and labor and rising interest rates, which could constrain future drive-in openings.

Other revenues increased to $1.7 million in the third quarter of 2006, compared to $1.2 million in the third fiscal quarter of 2005, and increased to $3.8 million for the first nine months of 2006, compared to $3.1 million for the same period of the prior year. The increase for the quarter is primarily a result of the gain recorded on the sale of a minority interest to a franchisee. Looking forward, we expect other revenues to be approximately $1.0 million in the fourth quarter.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, remained constant at 78.8% in the third fiscal quarter of 2006 and 2005, and remained constant at 80.4% for the first nine months of 2006 and 2005. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	25.6%	26.0%	26.1%	26.4%
Payroll and other employee benefits	29.6	29.7	30.2	30.4
Minority interest in earnings of
Partner Drive-Ins	5.2	4.7	4.2	4.1
Other operating expenses	18.4	18.4	19.9	19.5
Total Partner Drive-In cost of operations	78.8%	78.8%	80.4%	80.4%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased by 0.4 percentage points during the third quarter of fiscal year 2006 and decreased by 0.3 percentage points during the first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005. These results are being impacted by favorable dairy costs and a shift in mix to higher margin products. Looking forward, food and packaging costs are expected to be slightly favorable, as a percentage of sales, on a year-over-year basis, during the fourth quarter.

Labor costs decreased by 0.1 percentage points during the third quarter of fiscal year 2006 and decreased by 0.2 percentage points for the first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005. These favorable variances resulted from the leverage of sales growth. Looking forward, we expect the leverage from sales growth to keep labor costs, as a percentage of Partner Drive-In sales, favorable on a year-over-year basis.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $1.5 million during the third fiscal quarter of 2006 and by $2.2 million during the first nine months of fiscal year 2006 compared to the same periods of fiscal year 2005, reflecting the increase in average profit per store. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of business, and we are pleased that profit distributions to our partners increased during the quarter. Looking forward, because we expect our store level profits to continue to grow, we would likewise expect minority interest to increase in dollar terms versus the prior year.

Other operating expenses remained constant during the third quarter of fiscal year 2006 and increased by 0.4 percentage points in the first nine months of 2006 compared to the same periods in fiscal year 2005. Leverage from higher sales has offset increased utility costs resulting from higher energy prices. We continue to expect some pressure on energy prices and slightly higher credit card fees related to the success of the PAYS program, leading to slightly higher year-over-year other operating expenses, as a percentage of sales, in the fourth quarter versus the same period last year.

To summarize, we believe that favorable labor and food and packaging costs will be offset by higher other operating expenses, resulting in slightly favorable overall restaurant-level margins during the fourth quarter, on a year-over-year basis.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.9% to $13.3 million during the third fiscal quarter of 2006 compared to the same period of fiscal year 2005, and increased 11.5% to $38.7 million for the first nine months of 2006 versus the same period of 2005. Sonic adopted SFAS 123R effective with the beginning of the first quarter of this fiscal year, therefore, we are now expensing the estimated fair value of stock options over their vesting period. We have chosen to adopt the new standard using the modified retrospective application method, as provided for in the standard. This method of adoption requires us to adjust all prior periods to reflect expense for the fair value of stock options that was previously only disclosed in the footnotes to the financial statements. As it relates to the ongoing effect of stock-based compensation under SFAS 123R, we estimate total stock compensation expense for the fourth fiscal quarter of 2006 will be approximately $2 million. As of May 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $14.1 million and is expected to be recognized over a weighted average period of 1.8 years. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our stock-based compensation. Excluding stock-based compensation expense, we anticipate that SG&A costs will increase in the range of 10% to 12% for fiscal year 2006 as compared to the prior year primarily as a result of increased headcount additions to support continued growth in our business.

Depreciation and Amortization. Depreciation and amortization expense increased 12.5% to $10.2 million in the third quarter of fiscal year 2006, and increased 14.3% to $30.1 million for the first nine months of 2006. These increases were due in part to additional depreciation stemming from the Tennessee and Kentucky acquisitions, which will continue through August 2006, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s. This reduction in life resulted from a re-evaluation of the remaining life of such assets in the fourth quarter of fiscal year 2005. Capital expenditures during the first nine months of fiscal year 2006 were $74.5 million, including $14.6 million related to the acquisition of drive-ins. Looking forward, planned capital expenditures for fiscal year 2006 of approximately $75 to $80 million, along with the items discussed above, are expected to result in depreciation growth of 6% to 8% for the fourth quarter of 2006 over the same period of the prior year.

Provision for Impairment of Long-Lived Assets. During the third quarter of fiscal year 2006, a property held for sale was impaired under the guidelines of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a provision for impairment of $0.2 million was recorded for the property’s carrying cost in excess of its estimated fair value. During the second quarter of fiscal year 2005, one mall location became impaired resulting in a provision for impairment of $0.4 million. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense. Net interest expense increased 71.4% to $2.2 million for the third quarter of 2006 and increased 26.8% to $5.6 million for the first nine months of fiscal year 2006 compared to the same periods in fiscal year 2005. These increases result from increased borrowings which have been used largely to fund approximately $113 million in share repurchases over the last 12 months. Going forward, we expect higher interest expense in future quarters depending on our level of repurchase activity and potential franchise acquisitions.

Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 35.3% for the third quarter of fiscal year 2006, compared to 36.5% for the same period of 2005. The effective rate for the first nine months of fiscal year 2006 was 36.8% compared to a rate of 36.9% for the same period of 2005. The lower rate for the third quarter resulted from adjustments to actual for previously estimated tax liabilities after filing our federal and state tax returns during the quarter. The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. Many of the options granted by Sonic are incentive stock options for which a tax benefit results only if the option holder has a disqualifying disposition. Accordingly, the expected tax benefit of stock options will be less than our overall tax rate and is estimated at 25%, but may vary significantly depending upon the timing of employees’ exercise and sale of stock. In addition, the expiration of the Work Opportunity Tax Credit on January 1st will impact our tax rate going forward. We expect that Congress will reinstate the tax credit retroactively, as they have done in the past. However, we are not allowed to record the benefit of this credit until the legislation becomes enacted law. We expect our tax rate to be in the range of 36.5% to 37.5% in the fourth quarter. However, depending upon the timing of the renewal of the Work Opportunity Tax Credit program and option exercises and dispositions by option-holders, the rate will continue to vary from quarter to quarter, as circumstances on individual tax matters change.

Financial Position

During the first nine months of fiscal year 2006, current assets increased 55.7% to $54.9 million, compared to $35.2 million as of the prior fiscal year end, as a result of strong cash flow from operations and line of credit advances which remained unspent. Net property and equipment increased by $31.3 million as a result of drive-in construction, relocations, remodels and retrofits, along with the Tennessee and Kentucky acquisition. Goodwill increased by $12.7 million as a result of the Tennessee and Kentucky acquisition. These increases combined with the increase in current assets resulted in an 11.5% increase in total assets to $628.3 million as of the end of the third quarter of fiscal year 2006.

Total current liabilities increased $15.3 million or 23.5% during the first nine months of fiscal year 2006 primarily as a result of aggressive cash management that resulted in a temporary increase in accrued liabilities, which was partially offset by a reduction in tax liabilities due to the timing of tax payments. Long-term debt increased $71.5 million or 65.0% as a result of advances on the Company’s line of credit to fund portions of the share repurchases, capital expenditures and the Tennessee and Kentucky acquisition. Overall, total liabilities increased $86.8 million or 49.5% as a result of the items discussed above.

Shareholders’ equity decreased $21.9 million or 5.6% during the first nine months of fiscal year 2006 primarily resulting from stock repurchases of $90.8 million, offset by earnings during the period of $53.2 million, stock-based compensation and the proceeds and related tax benefits from the exercise of stock options. At the end of the third fiscal quarter of 2006, our debt-to-total capital ratio was 31.6%, up from 20.3% at the end of fiscal year 2005. For the twelve months ended May 31, 2006, return on average stockholders’ equity was 20.3% and return on average assets was 12.9%.

Liquidity and Sources of Capital

Net cash provided by operating activities increased $.6 million or 0.7% to $85.2 million in the first nine months of fiscal year 2006 as compared to $84.6 million in the same period of fiscal year 2005. The increase in operating profit before depreciation and amortization was offset by a less significant increase in operating liabilities related to the amount and timing of tax and other liability payments. We also anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization and stock compensation less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt. This year we expect free cash flow to approach $50 million.

On April 6, 2006, the Board of Directors approved an increase in the Company’s share repurchase program from $34.6 million to $110.0 million and extended the program through August 31, 2007. Pursuant to this program, the Company acquired 823.8 thousand shares at an average price of $21.55 for a total cost of $17.8 million during the third fiscal quarter. The total remaining amount authorized for repurchase as of May 31, 2006 was $92.2 million.

We opened 16 newly constructed Partner Drive-Ins and acquired 15 drive-ins from franchisees during the first three fiscal quarters of 2006. During the first nine months of this fiscal year, we used cash generated by operating activities to fund capital additions totaling $74.5 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins, and other capital expenditures. During the nine months ended May 31, 2006, we purchased the real estate for 13 of the 31 newly constructed and acquired drive-ins.

We plan capital expenditures of approximately $75 to $80 million in fiscal year 2006, excluding acquisitions. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, stall additions, remodels and relocations of older drive-ins and store equipment. We expect to fund these capital expenditures through cash flow from operations and borrowings under our existing line of credit.

We have an agreement with a group of banks that provides us with a $150.0 million line of credit expiring in July 2010. As of May 31, 2006, our outstanding borrowings under the line of credit were $98.0 million at an effective borrowing rate of 5.67%, as well as $0.7 million in outstanding letters of credit. The amount available under the line of credit as of May 31, 2006, was $51.3 million. We have long-term debt maturing in fiscal years 2006 and 2007 of $8.0 million and $4.7 million, respectively. Of the $8.0 million maturing in fiscal year 2006, $4.6 million relates to our senior unsecured notes that will be maturing in August 2006, and is classified as long-term because we intend to utilize amounts available under our line of credit to fund this obligation. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use the line of credit to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2005 and Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our long-term debt.

As of May 31, 2006, our total cash balance of $25.4 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the line of credit, will meet our needs for the foreseeable future.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 5 to the financial statements. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the first nine months of 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Forward-looking Statements

This quarterly report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of our working capital and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. We caution that the following important economic and competitive factors, among others, could cause the actual results to differ materially from those in the forward-looking statements made in this report and from time to time in news releases, reports, proxy statements, registration statements, and other written or electronic communication, as well as verbal forward-looking statements made from time to time by representatives of the Company. Factors that may cause actual results to differ materially from forward-looking statements include, without limitation, risks of the restaurant industry, including risks of and publicity surrounding food-borne illnesses, a highly competitive industry and the impact of changes in consumer spending patterns, consumer tastes, local, regional, and national economic conditions, weather, demographic trends, traffic patterns, employee availability, increases in utility costs, and cost increases or shortages in raw food products. In addition, the opening and success of new drive-ins will depend on various factors, including the cost of construction, weather, strikes, the availability of suitable sites for new drive-ins, the negotiation of acceptable lease or purchase terms for new locations, local permitting and regulatory compliance, our ability to manage the anticipated expansion and hire and train personnel, the financial viability of our franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the fiscal quarter ended May 31, 2006, Sonic Corp. (the “Company”) did not have any material legal proceedings brought against it, its subsidiaries or their properties. In addition, no material developments occurred during the last fiscal quarter in connection with the legal proceeding reported in the Company’s Form 10-Q for the last fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2006 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
March 1, 2006 through March 31, 2006	–	–	–	$34,581
April 1, 2006 through April 30, 2006	–	–	–	$110,000
May 1, 2006 through May 31, 2006	824	$21.55	824	$92,250
Total	824	$21.55	824

(1) The Company’s share repurchase program was first publicly announced on April 14, 1997. In April 2006, the Company’s Board of Directors approved an increase in the share repurchase authorization from $34,581 to $110,000 and extended the program to August 31, 2007.

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
Stephen C. Vaughan, Vice President
and Chief Financial Officer

Date: July 7, 2006

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350