Form 10-K
period 2006-08-31
SONIC CORP
filed 2006-10-31
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended: August 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X . No  .

(Facing Sheet Continued)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  . No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X . No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X .                 Accelerated filer ___.                 Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes          . No X .

As of February 28, 2006, the aggregate market value of the 81,870,537 shares of common stock of the Company held by non-affiliates of the Company equaled $1,725,285,116 based on the closing sales price for the common stock as reported for that date.

As of October 16, 2006, the Registrant had 69,581,790 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2006.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1. Business

General

Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States. As of August 31, 2006, the Company had 3,188 Sonic Drive-Ins in operation, consisting of 623 Partner Drive-Ins and 2,565 Franchise Drive-Ins, principally in the southern two-thirds of the United States. We own a majority interest, typically at least 60%, and the supervisor and manager of the drive-in own a minority interest in each Partner Drive-In, which are owned and operated as either a limited liability company or general partnership. Franchise Drive-Ins are owned and operated by our franchisees. At a typical Sonic Drive-In, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes. Most Sonic Drive-Ins also include a drive-through lane and patio seating.

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

Our objective is to maintain our position as, or to become, a leading operator in terms of the number of quick-service restaurants within each of our core and developing markets. We have developed and are implementing a strategy designed to build the Sonic brand and to continue to achieve high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Partner Drive-Ins and Franchise Drive-Ins within Sonic’s core and developing markets; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurants, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

The Sonic Drive-In restaurant chain was begun in the early 1950’s. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

Menu

Sonic Drive-Ins feature Sonic signature items, such as specialty soft drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, and wraps. Sonic Drive-Ins also offer breakfast items that include sausage, ham, or bacon with egg and cheese Breakfast Toaster® Bistro sandwiches, sausage and egg burritos, and specialty breakfast drinks. Sonic Drive-Ins typically are open from at least 7:00 a.m. to 11:00 p.m. and serve the full menu all day.

Restaurant Locations

As of August 31, 2006, 3,188 Sonic Drive-Ins were in operation and located in 33 states, principally in the southern two-thirds of the United States, and in Mexico. We identify markets based on television viewing areas and further classify markets as either core or developing. We define our core television markets as those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management. All other television markets where Sonic Drive-Ins are located are referred to as developing markets. A market may be located where it extends into more than one state, causing some states to have both core and developing markets. Our core markets contain approximately 76% of all Sonic Drive-Ins as of August 31, 2006. Developing markets are located in the states indicated below and Mexico. The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by core and developing markets as of August 31, 2006:

	Core Markets			Developing Markets			Total
States	Partner	Franchise	Total	Partner	Franchise	Total
Alabama	32	71	103		5	5	108
Arizona					93	93	93
Arkansas	29	157	186				186
California					34	34	34
Colorado	14	10	24	20	31	51	75
Delaware					1	1	1
Florida	18	4	22	11	72	83	105
Georgia	9	20	29		86	86	115
Idaho					16	16	16
Illinois		8	8		19	19	27
Indiana					14	14	14
Iowa					12	12	12
Kansas	40	95	135				135
Kentucky	4	42	46		23	23	69
Louisiana	23	132	155				155
Mississippi		123	123				123
Missouri	32	126	158	13	29	42	200
Nebraska				8	18	26	26
Nevada					18	18	18
New Mexico		71	71				71
North Carolina		1	1		88	88	89
Ohio					6	6	6
Oklahoma	79	186	265				265
Oregon					1	1	1
Pennsylvania					1	1	1
South Carolina	42	22	64		46	46	110
Tennessee		161	161	10		10	171
Texas	211	673	884		2	2	886
Utah				7	19	26	26
Virginia				21	20	41	41
Washington					1	1	1
West Virginia					1	1	1
Wyoming					5	5	5

Mexico					2	2	2
Total	533	1,902	2,435	90	663	753	3,188

Expansion

During fiscal year 2006, we opened 173 Sonic Drive-Ins, which consisted of 35 Partner Drive-Ins and 138 Franchise Drive-Ins. During fiscal year 2007, we anticipate approximately 180 to 200 new Sonic Drive-In openings, including 150 to 160 openings by our franchisees. That expansion plan involves the opening of new Sonic Drive-Ins predominantly by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. We believe that our existing core and developing markets, as well as newly-opened markets, offer significant growth opportunities for both Partner Drive-In and Franchise Drive-In expansion. The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2007 necessarily will depend on various factors, including those discussed under Item 1A. Risk Factors - Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income, of this Form 10-K.

Our expansion strategy for Sonic Drive-Ins involves two principal components: (1) the building-out of existing core markets and (2) the further penetration of developing markets. We are always in the process of identifying new markets for the opening of both Partner Drive-Ins and Franchise Drive-Ins. In addition, we may consider the acquisition of other similar local or regional brands for conversion to Sonic Drive-Ins.

Restaurant Design and Construction

General. The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board. In addition, since 1995, most new Sonic Drive-Ins have incorporated a drive-through service and patio seating area. We have 174 Sonic Drive-Ins that provide an indoor seating area, 44 of which are located in non-traditional areas such as shopping mall food courts, airports, and universities, and 19 of which are located adjacent to convenience stores.

Retrofit.  In fiscal 2006, we completed the retrofit of over 100 Partner Drive-Ins and began implementing a program to retrofit all Sonic Drive-Ins over the next several years. The retrofit is a remodeling program which includes significant trade dress modifications to the drive-ins. In fiscal 2007, we expect to roll-out the retrofit program to approximately 150 additional Partner Drive-Ins and, in January 2007, will begin to extend the program to Franchise Drive-Ins. Franchisees will pay the cost of the retrofit for their drive-ins. We currently estimate the cost to make a standard retrofit at approximately $125,000 to $135,000 per drive-in. All new Sonic Drive-Ins being built in all markets will now feature the new retrofit changes.

Marketing

We have designed our marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing five key areas of customer satisfaction: (1) wide variety of distinctive made-to-order menu items, (2) personal delivery of service by carhops, (3) speed of service, (4) quality, and (5) value. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio, interactive media, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight limited time new product introductions or signature menu items of Sonic Drive-Ins.

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 8 under Franchise Program -Franchise Advisory Council.) Funding for our marketing plan has three components: (1) local advertising expenditures, (2) the System Marketing Fund, and (3) the Sonic Advertising Fund. Depending on the type of license agreement, each Sonic Drive-In must spend 2% to 3.25% of the drive-in’s gross revenues on local advertising, either directly or through participation in the local advertising cooperative. The members of each local advertising cooperative may elect and frequently do elect by majority vote to require the cooperative’s member drive-ins to contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds. For fiscal year 2006, drive-ins participating in cooperatives contributed an average of 4.09% of their Sonic Drive-In’s gross revenues to Sonic advertising cooperatives. As of August 31, 2006, 3,077 Sonic Drive-Ins (97% of the chain) participated in advertising cooperatives. The System Marketing Fund is funded out of the required local advertising funds by either redistributing 2.0% of each Sonic Drive-In’s gross revenues from the local advertising cooperatives to the System Marketing Fund or, if no advertising cooperative has been formed, requiring the Sonic Drive-In to pay directly 2.0% of its gross revenues to the System Marketing Fund with a corresponding deduction in the amount the drive-in is required to spend on local advertising.  The System Marketing Fund complements local advertising efforts in attracting customers to Sonic Drive-Ins by promoting the message of the Sonic brand to an expanded audience. The primary focus of the System Marketing Fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities. The Sonic Advertising Fund is a national media production fund that we administer. Each Sonic Drive-In must contribute 0.375% to 0.75%, depending on the type of license agreement, of the Sonic Drive-In’s gross revenues to the Sonic Advertising Fund. Once a sufficient number of Sonic Drive-Ins have been opened in a market, we require the formation of advertising cooperatives among drive-in owners to pool and direct advertising expenditures in local markets.

The total amount spent on media (principally television) was approximately $145 million for fiscal year 2006 and we expect media expenditures of approximately $160 million for fiscal year 2007.

Purchasing

We negotiate with suppliers for our primary food products (hamburger patties, dairy products, chicken products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, produce, and other items) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices. We seek competitive bids from suppliers on many of our food products. We approve suppliers of those products and require them to adhere to our established product specifications. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Partner Drive-Ins and Franchise Drive-Ins.

We require our Partner Drive-Ins and Franchise Drive-Ins to purchase from approved distribution centers. By purchasing as a group, we have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic Drive-Ins. For fiscal year 2006, the average cost of food and packaging for a Sonic Drive-In, as reported to us by our Partner Drive-Ins and Franchise Drive-Ins, equaled approximately 27% of net revenues.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins, and provides certain requirements that must be adhered to by all suppliers, distributors, and Sonic Drive-Ins. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety system includes employee training, supplier product testing, unannounced drive-in food safety auditing by independent third-parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle. Employee food safety training is covered under our Sonic Drive-In training program, referred to as the STAR Training Program. This program includes specific training information and requirements for every station in the drive-in. We also require our drive-in managers and assistant managers to pass ServSafe training programs. ServSafe is the most recognized food safety training certification in the restaurant industry.

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

Reporting. The license agreement requires all Sonic Drive-Ins to submit a profit and loss statement on or before the 20th of each month. All Partner Drive-Ins and 1,772 or 70% of Franchise Drive-Ins submit their data electronically. We expect to add more Franchise Drive-Ins to electronic reporting which will reduce resources needed for manual processing of restaurant level data.

Hours of Operation. Sonic Drive-Ins typically operate seven days a week and are open from at least 7:00 a.m. to 11:00 p.m.

 Company Operations

Restaurant Personnel. A typical Partner Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Partner Drive-In. Each supervisor has the responsibility of overseeing an average of four to seven Partner Drive-Ins. Sonic Restaurants, Inc. (“SRI”), Sonic’s operating subsidiary, oversees the operations and development of and provides administrative services to all Partner Drive-Ins. SRI employs directors of operations who oversee an average of four to seven supervisors within their respective regions and report to either a regional vice president or a vice president of SRI. SRI’s three regional vice presidents and three vice presidents report to the president of SRI.

Ownership Program. The Sonic Drive-In philosophy stresses an ownership relationship with supervisors and managers. As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In. SRI owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In. Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest. As owners, they share in the cash flow and are responsible for their share of any losses incurred by their Partner Drive-Ins. We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently. Additional information regarding our ownership program can be found under Ownership Program, in Part II, Item 7, at page 31 of this Form 10-K.

Sonic records the interests of supervisors and managers as “minority interest in earnings of Partner Drive-Ins” under costs and expenses on its financial statements. We estimate that the average percentage interest of a supervisor was 17% and the average percentage interest of a manager in a Partner Drive-In was 19% in fiscal year 2006. Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant. Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant. The amounts of the buy-in and the buy-out are generally based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant. Most supervisors and managers finance the buy-in with a loan from a third-party financial institution.

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

	2006	2005	2004	2003	2002
Average Sales per Partner Drive-In
(in thousands)	$980	$957	$886	$799	$791
Number of Partner Drive-Ins:
Total Open at Beginning of Year	574	539	497	452	393
Newly-Opened and Re-Opened	35	37	21	35	40
Purchased from Franchisees*	15	4	24	52	25
Sold to Franchisees*	--	(5)	(3)	(41)	(5)
Closed	(1)	(1)	0	(1)	(1)

Total Open at Year End	623	574	539	497	452

_________________
*The relatively large number of drive-ins sold to franchisees in fiscal year 2003 and purchased from franchisees in fiscal years 2002, 2003, 2004 and 2006 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In most instances where we purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Franchise Program

General. As of August 31, 2006, we had 2,565 Franchise Drive-Ins operating in 33 states and in Mexico. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 53 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single site development. Our franchisees opened 138 Franchise Drive-Ins during fiscal year 2006 and we expect our franchisees to open approximately 150 to 160 Franchise Drive-Ins in fiscal 2007. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements. Each Sonic Drive-In, including each Partner Drive-In, operates under a franchise agreement that provides for payments to Sonic of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the drive-in. Our current standard license agreement provides for an initial franchise fee of $30,000 and an ascending royalty rate beginning at 1% of gross revenues and increasing to 5% as the level of gross revenues increases. For non-traditional drive-ins, which are those Sonic Drive-Ins located in venues such as shopping mall food courts, airports, and universities, the license agreement provides for a franchise fee of $15,000 and a graduated royalty rate from 1% to 5% of gross revenues. Approximately 96% of all Sonic Drive-Ins opening in fiscal year 2007 are expected to open under the current standard license agreement, with the remaining 4% expected to open in venues that would be included under the non-traditional license agreement. The current standard license agreement provides for a term of 20 years, with one 10-year renewal option. The term for a non-traditional Sonic Drive-In is typically 10 years, with two five-year renewal options. We have the right to terminate any franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards. Many state franchise laws affect our ability to terminate or refuse to renew a franchise.

As of August 31, 2006, 48% of all Sonic Drive-Ins were subject to the 1% to 5% graduated royalty rate. For fiscal year 2006, Sonic’s average royalty rate equaled 3.59%. The license agreements for those Franchise Drive-Ins which currently operate under the 1% to 4% or 1% to 3% graduated royalty rate expire at various times over the next 16 years. We expect that almost all the Franchise Drive-Ins currently operating under those expiring license agreements will renew their licenses pursuant to the terms of the then current license agreement. Those renewals of the expiring license agreements to the current form of the license agreement with the 1% to 5% graduated royalty rate will contribute to an increase in our royalty revenues.

Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, approximately 51% of the new Franchise Drive-Ins opened during fiscal year 2006 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period. If the developer does not meet the minimum opening requirements, we have the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

During fiscal year 2006, we entered into 36 new area development agreements calling for the opening of 128 Franchise Drive-Ins and amended 10 existing area development agreements calling for the opening of an additional 13 Franchise Drive-Ins, all during the next five years. As of August 31, 2006, we had a total of 152 area development agreements in effect, calling for the development of 576 additional Sonic Drive-Ins during the next six years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins for fiscal year 2007 or during the next six years. Of the 183 Franchise Drive-Ins scheduled to open during fiscal year 2006 under area development agreements in place at the beginning of that fiscal year, 94 or 51% opened during the period. During fiscal year 2006, we terminated 28 of the 163 area development agreements existing at the beginning of the fiscal year. The terminated area development agreements called for the opening of 28 Franchise Drive-Ins in fiscal year 2006 and an additional 73 Franchise Drive-Ins in the next three fiscal years. All of these terminations were as a result of the franchisee failing to meet the development schedule under the area development agreement.

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

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $2.7 million as of August 31, 2006. We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

We have an agreement with Irwin Franchise Capital Corporation (“IFCC”) pursuant to which IFCC has agreed to make loans to existing Sonic franchisees who meet certain underwriting criteria set by IFCC to finance the equipment and improvements for our retrofit program as described under Restaurant Design and Construction - Retrofit of Item 1 of this Form 10-K.  Under the terms of the agreement with IFCC, we will provide a guaranty to IFCC of the greater of (i) 5% of the outstanding balance of a loan from IFCC to the Sonic franchisee or (ii) $250,000, provided that in no event will our maximum liability to IFCC exceed $2,500,000 in the aggregate. Since franchisees are not scheduled to begin the retrofit program until January 2007, they have not yet entered into any loan agreements with IFCC.

Franchisee Training. Each franchisee must have at least one full time employee at the Sonic Drive-In who has completed the Sonic Management Development Program before opening or operating the Sonic Drive-In. The program consists of a minimum of 12 weeks of on-the-job training and one week of classroom development. The program emphasizes food safety, quality food preparation, speed of service, cleanliness of Sonic Drive-Ins, management techniques and consistency of service. We also require our management teams to pass ServSafe training programs. ServeSafe is the most recognized food safety training certification in the restaurant industry.

Franchisee Support. In addition to training, advertising and food purchasing as a system, and marketing programs, we provide various other services to our franchisees. Those services include: (1) assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service; (2) support of new franchisees with guidance and training in the opening of their first three Sonic Drive-Ins; and (3) assistance in selecting sites for new Sonic Drive-Ins using demographic data and studies of traffic patterns. Our field services organization consists of 17 field service consultants, 14 field marketing representatives, four regional marketing directors, two senior marketing directors, two consultants for new franchises, five regional vice presidents, all with responsibility for defined geographic areas, one director of new franchise services, and two vice presidents of franchise finance. The field service consultants provide operational services and support for our franchisees, while the field marketing representatives assist the franchisees with the development of advertising cooperative and local market promotional activities. New franchise consultants support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee’s first three Sonic Drive-Ins.  One director, nine field trainers and four training consultants provide training to franchisees in such areas as shift management, customer service, time management, supervisory skills, and financial controls. We also have a vice president of franchise real estate and six real estate directors who assist the franchisees with the identification of trade areas for new Franchise Drive-Ins and the franchisees’ selection of sites for their Franchise Drive-Ins, subject to Sonic’s final approval of those sites. We also have a staff of six architect and engineering personnel to design, plan and permit new stores. A senior director of construction with two construction managers also assists in constructing new drive-ins.

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

Franchise Advisory Council. We have established a Franchise Advisory Council which provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 18 members selected by Sonic. Currently we have six executive committee members who are selected at large. The remaining 12 members are regional members who represent four defined regions of the country and serve three-year terms. We have five Franchise Advisory Council task groups comprised of 46 total members who serve two-year terms and lend support on individual key priorities.

Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2006	2005	2004	2003	2002
Average Sales Per Franchise
Drive-In (in thousands)	$1,092	$1,039	$983	$929	$935
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,465	2,346	2,209	2,081	1,966
New Franchise Drive-Ins	138	138	167	159	142
Sold to the Company*	(15)	(4)	(24)	(52)	(25)
Purchased from the Company*	--	5	3	41	5
Closed and Terminated,
Net of Re-openings	(23)	(20)	(9)	(20)	(7)
Total Open at Year End	2,565	2,465	2,346	2,209	2,081

_______________
* The relatively large number of drive-ins purchased from Sonic in fiscal year 2003 and sold to Sonic in fiscal years 2002, 2003, 2004 and 2006 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group. In most instances where Sonic purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Competition

We compete in the restaurant industry, a highly competitive industry in terms of price, service, restaurant location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions. The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional, and local food services, including quick-service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Partner Drive-Ins and Franchise Drive-Ins, which reduces customer visits to our drive-ins.

Employees

As of August 31, 2006, we had 332 full-time corporate employees. This number does not include the approximately 20,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors or managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

None of our employees are subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

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

Item 1A. Risk Factors

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. For these reasons, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise them, except as may be required by law.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our reputation and rapidly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses, such as e-coli, avian flu, bovine spongiform encephalopathy (commonly known as mad cow disease), hepatitis A, trichinosis or salmonella, and injuries caused by food tampering have in the past severely injured the reputations of participants in the restaurant segment and could in the future affect us. Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt sales, revenues, and profits. If customers become ill from food-borne illnesses, we could also be forced to temporarily close some Sonic Drive-Ins. In addition, instances of food-borne illnesses or food tampering occurring at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect our sales on a local, regional, or national basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Sonic Drive-Ins, could materially harm our reputation, sales, and profitability.

The restaurant industry is highly competitive, and that competition could lower our revenues, margins, and market share.

The restaurant industry is intensely competitive as to price, service, location, personnel, dietary trends, and quality of food, and is often affected by changes in consumer tastes, economic conditions, population, and traffic patterns. We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources. We compete primarily through the quality, price, variety, and value of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by us and our competitors. We anticipate intense competition will continue to focus on pricing. Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, our system competes within the quick-service restaurant industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

Changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The food service industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid these products offered by Sonic Drive-Ins in favor of alternative or healthier foods, demand for our products may be reduced and our business could be harmed.

Our earnings and business growth strategy depends in large part on the success of our franchisees, whose actions are outside of our control.

A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees. Franchisees are independent contractors, and their employees are not our employees. We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control. Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a Franchise Drive-In is likely to be attributed by consumers to the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The quick-service restaurant industry is affected by changes in economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as interest rates, inflation, gasoline prices, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. Economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees. Inflation can cause increased food, labor and benefits costs and can increase our operating expenses. As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition, or by implementing alternative products or cost reduction procedures. We cannot ensure, however, that we will be able to recover increases in operating expenses due to inflation in this manner.

Our financial results may fluctuate depending on various factors, many of which are beyond our control.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. If customer demand decreases rapidly, our results of operations would also decline precipitously. These events and factors include:

•	variations in the timing and volume of Sonic Drive-Ins’ sales;
•	sales promotions by Sonic and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for Sonic’s products;
•	unexpected slowdowns in new drive-in development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and other acts of God; and
•	changes in the number of franchise agreement renewals.

Our profitability may be adversely affected by increases in energy costs.

Our success depends in part on our ability to absorb increases in energy costs. Various regions of the United States in which we operate multiple drive-ins have experienced significant increases in energy prices. If these increases continue to occur, it would have an adverse effect on our profitability.

Shortages or interruptions in the supply or delivery of perishable food products or rapid price increases could adversely affect our operating results.

We are dependent on frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products may be caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, disease or food-borne illnesses, inclement weather or other conditions. We purchase large quantities of food and supplies, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, energy costs, changes in international commodity markets and other factors. These shortages or rapid price increases could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues and reduce our profitability.

Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

We plan to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives and any new drive-ins may not be profitable. The opening and success of drive-ins depends on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources;
•	the availability of qualified franchisees and their financial and other development capabilities;
•	the ability to hire and train qualified management personnel;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On October 13, 2006, we completed a previously announced tender offer and repurchased 15,918,131 shares, or approximately 19%, of our outstanding common stock, for a total cost of $366.1 million. The shares were repurchased with borrowings under a new term loan facility. As of October 13, 2006, we had approximately $486 million of total long-term debt, comprised entirely of a balance outstanding on our term loan facility. We may in the future repurchase shares of our common stock, which may be funded by additional debt. Our increased leverage and debt service obligations could have the following consequences:

•
We may be more vulnerable in the event of deterioration in our business, in the restaurant industry or in the economy generally. In addition, we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

•
We may be required to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness, which could reduce the amount of funds available for operations and thus place us at a competitive disadvantage as compared with competitors that are less highly leveraged.

•
From time to time, we may engage in various capital markets, bank credit and other financing activities to meet our cash requirements. We may have difficulty obtaining additional financing at economically acceptable interest rates.

•
Our new revolving credit facility contains, and any future debt obligations may contain, certain negative covenants including limitations on liens, consolidations and mergers, indebtedness, capital expenditures, asset dispositions, sale-leaseback transactions, stock repurchases and transactions with affiliates.

Sonic Drive-Ins are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our reputation and lower profits.

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with high-fat foods and that quick-service restaurants’ marketing practices have encouraged obesity. In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.

The success of our business depends on the continued ability to use existing trademarks, service marks and other components of our brand in order to increase brand awareness and further develop branded products. All of the steps we have taken to protect our intellectual property may not be adequate.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

We own or lease the land and building for all Partner Drive-Ins. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease, and our costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of our drive-ins, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions. We generally cannot cancel the leases, so if an existing or future Sonic Drive-In is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close drive-ins in desirable locations.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Of the 623 Partner Drive-Ins operating as of August 31, 2006, we operated 249 of them on property leased from third-parties and 374 of them on property we own. The leases expire on dates ranging from 2006 to 2025, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

We moved our corporate headquarters to a new building in the Bricktown district of downtown Oklahoma City in November 2003 and have a 15-year lease to occupy approximately 78,000 square feet in the new building. The lease expires in November 2018 and has two five-year renewal options. Sonic believes its properties are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings

On September 13, 2005, Sonic Industries Inc. (“Sonic Industries”) filed a declaratory judgment action against AeroComm, Inc., in the United States District Court for the Western District of Oklahoma in Oklahoma City, Oklahoma, in a case titled, Sonic Industries Inc. v. AeroComm, Inc. (Case No.: CIV-05-1065-R).  Sonic Industries seeks the Court's declaration that Sonic Industries has not violated antitrust laws and that AeroComm has no protected rights in Sonic Industries’ pay-at-your-stall (PAYS) credit card system.  AeroComm was the primary supplier of PAYS radio components until AeroComm unilaterally terminated its relationship with Sonic Industries. On October 24, 2005, AeroComm filed counterclaims against Sonic Industries alleging that Sonic Industries interfered with AeroComm’s business relationships and opportunities with another PAYS supplier, provided proprietary information to the company that replaced AeroComm, and violated antitrust laws by restricting the ability of another PAYS supplier to use AeroComm for non-Sonic applications.  The counterclaim seeks unspecified compensatory and other damages and injunctive relief. On February 27, 2006, AeroComm notified Sonic Industries that it was specifically seeking compensatory damages for lost profits and lost valuation. The Company believes that AeroComm's claims are without merit and will vigorously defend against them.  While acknowledging the uncertainties of litigation, the Company does not believe that AeroComm’s claims will have a material adverse effect on the Company’s business or financial condition.

The Company is involved in various other legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Sonic did not submit any matter during the fourth quarter of the Company’s last fiscal year to a vote of Sonic’s stockholders, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	51	Chairman of the Board of Directors, Chief Executive Officer and President	June 1985

W. Scott McLain	44	Executive Vice President of Sonic Corp. and President of Sonic Industries Inc.	April 1996

Michael A. Perry	48	President of Sonic Restaurants, Inc.	August 2003

Ronald L. Matlock	55	Senior Vice President, General Counsel and Secretary	April 1996

Stephen C. Vaughan	40	Vice President, Chief Financial Officer and Treasurer	January 1996

V. Todd Townsend	42	Vice President and Chief Marketing Officer	August 2005

Carolyn C. Cummins	48	Vice President of Compliance	April 2004

Terry D. Harryman	41	Controller	January 1999

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

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

Stephen C. Vaughan has served as Vice President and Chief Financial Officer of the Company since November 2004 and as Treasurer of the Company since September 2006. Mr. Vaughan also served as Treasurer of the Company from November 2004 until April 2005. Mr. Vaughan served as Vice President of Planning and Analysis and Treasurer from November 2001 until November 2004 and served as Vice President of Planning and Analysis from January 1999 until November 2001. He joined the Company in 1992.

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

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "SONC." The following table sets forth the high and low closing bids for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq. Share amounts set forth below and elsewhere in this report have been adjusted to reflect the results of the April 2006 three-for-two stock split.

Fiscal Year Ended August 31, 2006	High	Low	Fiscal Year Ended August 31, 2005	High	Low
First Quarter	$19.940	$17.987	First Quarter	$19.987	$14.934
Second Quarter	$21.727	$18.327	Second Quarter	$22.580	$19.447
Third Quarter	$23.480	$20.827	Third Quarter	$23.647	$20.534
Fourth Quarter	$22.400	$19.070	Fourth Quarter	$22.547	$19.447

Stockholders

As of October 16, 2006, the Company had 624 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business, acquisition of Franchise Drive-Ins, repurchases of the Company’s common stock, and payments under the Company’s financing arrangements. As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company’s equity compensation plans as of August 31, 2006.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans not approved by security holders	7,230,188	$11.98	6,051,382
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2006 are as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Dollar Value that May Yet Be Purchased Under the Program (d)
June 1, 2006 through June 30, 2006	132,800	$21.36	132,800	$89,412,723
July 1, 2006 through July 31, 2006	--	--	--	$89,412,723
August 1, 2006 through August 31, 2006	--	--	--	$89,412,723
Total	132,800	$21.36	132,800

(1) All of the shares purchased during the fourth quarter of fiscal 2006 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In April 2006, the Company’s Board of Directors approved an increase in the share repurchase authorization from $34,581,097 to $110,000,000 and extended the program to August 31, 2007.

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

[The Remainder of this Page Intentionally Left Blank]

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)

Income Statement Data:
Partner Drive-In sales	$585,832	$525,988	$449,585	$371,518	$330,707
Franchise Drive-Ins:
Franchise royalties	98,163	88,027	77,518	66,431	61,392
Franchise fees	4,747	4,311	4,958	4,674	4,020
Other	4,520	4,740	4,385	4,017	4,043
Total revenues	693,262	623,066	536,446	446,640	400,162
Cost of Partner Drive-In sales	468,627	421,906	358,859	291,764	257,057
Selling, general and administrative	52,048	47,503	44,765	41,061	38,246
Depreciation and amortization	40,696	35,821	32,528	29,223	26,078
Provision for impairment of long-lived assets	264	387	675	727	1,261
Total expenses	561,635	505,617	436,827	362,775	322,642
Income from operations	131,627	117,449	99,619	83,865	77,520
Net interest expense	7,578	5,785	6,378	6,216	6,319
Income before income taxes	$124,049	$111,664	$93,241	$77,649	$71,201
Net income	$78,705	$70,443	$58,031	$47,801	$43,864

Income per share (2):
Basic	$0.91	$0.78	$0.65	$0.55	$0.49
Diluted	$0.88	$0.75	$0.63	$0.52	$0.46
Weighted average shares used in calculation (2):
Basic	86,260	89,992	88,970	87,698	90,350
Diluted	89,239	93,647	92,481	91,365	94,965

Balance Sheet Data:
Working capital (deficit)	$(35,585)	$(30,093)	$(14,537)	$(2,875)	$(12,942)
Property, equipment and capital leases, net	477,054	422,825	376,315	345,551	305,286
Total assets	638,018	563,316	518,633	486,119	405,356
Obligations under capital leases (including current portion)	36,625	38,525	40,531	27,929	12,938
Long-term debt (including current portion)	122,399	60,195	82,169	139,587	109,375
Stockholders’ equity	391,693	387,917	337,900	267,733	232,236
Cash dividends declared per common share	─	─	─	─	─

(1) Previously reported prior-year results have been adjusted to implement SFAS 123R on a modified retrospective basis.
(2) Adjusted for three-for-two stock splits in 2006, 2004 and 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-ins in the United States. As of August 31, 2006, the Sonic system was comprised of 3,188 drive-ins, of which 20% or 623 were Partner Drive-Ins and 80% or 2,565 were Franchise Drive-Ins. Sonic Drive-Ins feature signature menu items such as specialty soft drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu. We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees. We also receive revenues from initial franchise fees. To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from minority ownership interests in a few Franchise Drive-Ins.

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

Overview of Business Performance. Business performance was strong during fiscal year 2006 as net income increased 11.7% and earnings per share increased 17.3% to $0.88 per diluted share from $0.75 per diluted share in the year-earlier period, which is adjusted for the retrospective adoption of SFAS 123R for expensing stock-based compensation.

We continue to experience considerable momentum in our business fueled by strong growth in same-store sales that led to a strong increase in system-wide drive-in level average profits. In turn, the rise in store-level profits, which have grown handsomely over the last three years, helped produce a solid number of new drive-in openings by franchisees. We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Increased franchising income stemming from franchisee new unit growth, solid same-store sales growth and our unique ascending royalty rate;
•	Operating leverage at both the drive-in level and the corporate level; and
•	The use of excess operating cash flow and issuance of new debt for franchise acquisitions and share repurchases.

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

System-Wide Performance ($ in thousands)

	Year Ended August 31,
	2006	2005	2004
Percentage increase in sales	10.7%	12.4%	13.1%

System-wide drive-ins in operation (1):
Total at beginning of period	3,039	2,885	2,706
Opened	173	175	188
Closed (net of re-openings)	(24)	(21)	(9)
Total at end of period	3,188	3,039	2,885

Core markets (2)	2,435	2,165	2,059
Developing markets (2)	753	874	826
All markets	3,188	3,039	2,885

System-Wide Performance (cont’d) ($ in thousands)

	Year Ended August 31,
	2006	2005	2004
Average sales per drive-in:
Core markets	$1,105	$1,059	$1,004
Developing markets	954	934	861
All markets	1,070	1,023	964

Change in same-store sales (3):
Core markets	5.3%	5.6%	6.4%
Developing markets	1.5	7.4	6.8
All markets	4.5	6.0	6.5

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

System-wide same-store sales increased 4.5% during fiscal year 2006, with growth for the year in all of our non-traditional day parts (morning, afternoon and evening). The average check amount (average amount spent per transaction) represented a larger portion of the overall sales increase than traffic growth (number of transactions). This marked our 20th consecutive year of positive same-store sales growth. We believe our strong sales performance is a direct consequence of our specific sales-driving initiatives including, but not limited to:

•	Continued growth of our business in non-traditional day parts including the morning, afternoon, and evening day parts;
•	Use of technology to reach customers and improve the customer experience;
•	Monthly promotions and new product news focused on quality and expanded choice for our customers; and
•	Growth in brand awareness through increased media spending and greater use of network cable advertising.

Looking forward, these strategies are expected to continue to positively impact our business. We expect revenue growth of between 11% and 13% for fiscal year 2007, based upon targeted same-store sales growth in the range of 2% to 4%.

We continue to promote the expansion of our business in non-traditional day parts (morning, afternoon, and evening), which resulted in positive growth during fiscal year 2006 compared to fiscal year 2005 for each of these non-traditional day parts. We believe we have continuing opportunity to grow these day parts throughout fiscal year 2007.

Implementation of the PAYS program, which began in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of fiscal year 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and is expected to be substantially complete system-wide by the end of calendar year 2006. Approximately 80% of Franchise Drive-Ins and over 83% of drive-ins system-wide now have the PAYS system in place.

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

During fiscal year 2006, our total system-wide media expenditures were approximately $145 million as compared to $125 million in fiscal year 2005, which we believe continues to increase overall brand awareness and strengthen our share of voice relative to our competitors. We also continued to spend approximately one-half of our marketing dollars on our system-wide marketing fund efforts, which are largely used for network cable television advertising, growing this area of our advertising from approximately $60 million in fiscal year 2005 to approximately $72 million in fiscal year 2006. We believe increased network cable advertising provides several benefits including the ability to more effectively target and better reach the cable audience, which has now surpassed broadcast networks in terms of viewership. In addition, national cable advertising also allows us to bring additional depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion. Looking forward, we expect system-wide media expenditures to be approximately $160 million in fiscal 2007. The system-wide marketing fund portion will again represent approximately one-half of total media expenditures for fiscal 2007.

Sonic opened 173 new drive-ins during fiscal year 2006, consisting of 35 Partner Drive-Ins and 138 Franchise Drive-Ins, down slightly from 175 drive-in openings during fiscal year 2005 (37 Partner Drive-Ins and 138 Franchise Drive-Ins). Looking forward, the Company expects to open 180 to 200 new drive-ins during fiscal year 2007, including 150 to 160 by franchisees.

Overview of Tender Offer and Financing Transactions. On October 13, 2006, we repurchased 15.9 million shares of our common stock that were properly tendered and not withdrawn, at a purchase price of $23.00 per share for a total purchase price of $366.1 million. We funded the repurchase of the shares of our common stock with the proceeds from new senior secured credit facilities with a syndicate of financial institutions led by Banc of America Securities LLC and Lehman Brothers Inc. The new senior secured credit facilities consist of a $100 million, five-year revolving credit facility and a $486 million, seven-year term loan facility.

Results of Operations

Revenues. Total revenues increased 11.3% to $693.3 million in fiscal year 2006 from $623.1 million during fiscal year 2005. The increase in revenues primarily relates to solid sales growth for Partner Drive-Ins and a rise in franchising income.

Revenues
(in thousands)
				Percent
			Increase/	Increase/
Year Ended August 31,	2006	2005	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$585,832	$525,988	$59,844	11.4%
Franchise revenues:
Franchise royalties	98,163	88,027	10,136	11.5
Franchise fees	4,747	4,311	436	10.1
Other	4,520	4,740	(220)	(4.6)
Total revenues	$693,262	$623,066	$70,196	11.3

				Percent
			Increase/	Increase/
Year Ended August 31,	2005	2004	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$525,988	$449,585	$76,403	17.0%
Franchise revenues:
Franchise royalties	88,027	77,518	10,509	13.6
Franchise fees	4,311	4,958	(647)	(13.0)
Other	4,740	4,385	355	8.1
Total revenues	$623,066	$536,446	$86,620	16.1

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.
Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2006	2005	2004
Partner Drive-In sales	$585,832	$525,988	$449,585
Percentage increase	11.4%	17.0%	21.0%

Partner Drive-Ins in operation (1):
Total at beginning of period	574	539	497
Opened	35	37	21
Acquired from (sold to) franchisees, net	15	(1)	21
Closed	(1)	(1)	-
Total at end of period	623	574	539

Average sales per Partner Drive-In	$980	$957	$886
Percentage increase	2.4%	8.0%	10.9%

Change in same-store sales (2)	1.9%	7.4%	7.8%

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
Change in Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2006	2005
Increase from addition of newly constructed drive-ins (1)	$33,332	$28,184
Increase from acquisition of drive-ins (2)	19,549	19,831
Increase from same-store sales	9,754	31,109
Decrease from drive-ins sold or closed (3)	(2,791)	(2,721)
Net increase in Partner Drive-In sales	$59,844	$76,403

(1) Represents the increase for 72 and 58 drive-ins opened since the beginning of the prior fiscal year as of August 31, 2006 and 2005, respectively.
(2) Represents the increase for 19 and 28 drive-ins acquired since the beginning of the prior fiscal year as of August 31, 2006 and 2005, respectively.
(3) Represents the decrease for 7 and 9 drive-ins sold or closed since the beginning of the prior fiscal year as of August 31, 2006 and 2005, respectively.

Effective September 1, 2005, we acquired 15 Franchise Drive-Ins located in the Tennessee and Kentucky markets. This acquisition added approximately 3% to our revenue growth during fiscal year 2006. Over the past several years, we have completed the acquisition of several Franchise Drive-Ins in various markets. These acquisitions are expected to continue to add to revenue growth and be accretive to earnings. Our acquisitions are typically focused on higher volume stores with strong store-level management already in place. In addition, the selling franchisee usually retains a significant drive-in base and continues growing with us in other areas. We view these types of acquisitions of drive-ins with proven track records as a very good, lower-risk use of our capital and they remain a very viable potential use of our excess cash flow in future years.

The following table reflects the growth in franchise income (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information ($ in thousands)
	Year Ended August 31,
	2006	2005	2004
Franchise fees and royalties (1)	$102,910	$92,338	$82,476
Percentage increase	11.4%	12.0%	16.0%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,465	2,346	2,209
Opened	138	138	167
Acquired from (sold to) Company, net	(15)	1	(21)
Closed	(23)	(20)	(9)
Total at end of period	2,565	2,465	2,346

Franchise Drive-In sales	$2,735,802	$2,474,133	$2,219,340
Percentage increase	10.6%	11.5%	11.6%

Effective royalty rate	3.59%	3.56%	3.49%

Average sales per Franchise Drive-In	$1,092	$1,039	$983

Change in same-store sales (3)	5.1%	5.8%	6.2%

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

Franchise royalties increased 11.5% to $98.2 million in fiscal year 2006, compared to $88.0 million in fiscal year 2005. Of the $10.2 million increase, approximately $6.1 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.1% in fiscal year 2006, combined with an increase in the effective royalty rate to 3.59% during fiscal year 2006 compared to 3.56% during fiscal year 2005. Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

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

Franchise fees increased 10.1% to $4.7 million as franchisees opened 138 new drive-ins in both fiscal year 2006 and fiscal year 2005. The increase in franchise fee revenue resulted from the termination of area development agreements related to an initiative to strengthen the franchise development pipeline by terminating non-performing agreements. Franchise fees decreased 13.0% to $4.3 million during fiscal 2005 as 138 Franchise Drive-Ins opened compared to 167 during the previous year.

Looking forward, there has been a strong increase in per store profits over the last three years. Historically, strong growth in sales and profits has been a good indicator of increased franchise openings in the following years. As of August 31, 2006, we had 152 area development agreements representing approximately 576 planned Franchise Drive-In openings over the next few years, compared to 163 such agreements at August 31, 2005 which represented approximately 635 planned Franchise Drive-In openings. While the number of agreements and commitments has declined, we believe that the termination of several non-performing agreements over the past year has improved the quality of our franchise pipeline.  Another step that has contributed to growth of our confidence in the franchise pipeline is the recent expansion into a number of new markets, primarily located along the east and west coasts. In the past, our market expansion has been limited to a fewer number of markets at one time; we believe the brand awareness provided by our national cable advertising efforts will support this planned expansion to a greater number of markets.

Twenty-three Franchise Drive-Ins were closed during fiscal year 2006, which was an increase from the 20 Franchise Drive-Ins closed during fiscal year 2005. Most of the closings in fiscal year 2006 were the result of low sales and were spread across a broad range of markets and franchise groups. Fifteen of the fiscal year 2005 closings related primarily to two weaker franchise operators in two different markets. We do not believe that these drive-in closings are indicative of the Sonic brand’s success. We have taken steps to require stronger financial qualifications of new franchisees, which we believe will significantly mitigate this type of risk. In addition, we expect that some of these drive-ins may re-open under new franchisee ownership.

We anticipate 150 to 160 store openings by franchisees during fiscal year 2007. Substantially all of these new drive-ins will open under our newest form of license agreement, which contains a higher average royalty rate and initial opening fee. As a result of these new Franchise Drive-In openings and the continued benefit of the ascending royalty rate, we expect approximately $9 to $10 million in incremental franchise fees and royalties in fiscal year 2007.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, decreased to 80.0% in fiscal year 2006 from 80.2% in fiscal year 2005. Minority interest in earnings of drive-ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Year Ended August 31,
	2006	2005	2004
Costs and Expenses (1):
Partner Drive-Ins:
Food and packaging	25.9%	26.2%	26.3%
Payroll and other employee benefits	30.0	30.3	30.2
Minority interest in earnings of Partner Drive-Ins	4.3	4.1	4.4
Other operating expenses	19.8	19.6	18.9
Total Partner Drive-In cost of operations	80.0%	80.2%	79.8%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased by 0.3 percentage points during fiscal year 2006 compared to fiscal year 2005 following a decrease of 0.1 percentage points during fiscal year 2005 compared to fiscal year 2004. The improvement for fiscal year 2006 relates primarily to lower dairy costs and a favorable shift in product mix to drinks and ice cream, which have more favorable margins than other menu items. Looking forward, we anticipate that a benign commodity cost environment will result in flat to slightly favorable food and packaging costs, as a percentage of sales, on a year-over-year basis in fiscal year 2007.

Labor costs decreased by 0.3 percentage points during fiscal year 2006 compared to fiscal year 2005 after an increase of 0.1 percentage points during fiscal year 2005 compared to fiscal year 2004. The improvement for fiscal year 2006 is primarily a result of leverage from higher sales volumes. The slight increase for fiscal year 2005 resulted from staffing increases at the assistant manager level, as well as higher labor costs related to opening newly constructed stores as higher staffing levels were required for pre-opening training and through the initial opening period.

The average wage rate has increased only slightly over the past year. Looking forward, wage increases are expected to be leveraged by higher volumes. As a result, we expect labor costs to be slightly favorable, as a percentage of sales, on a year-over-year basis, in fiscal year 2007.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $3.7 million during fiscal year 2006, reflecting the increase in average store-level profits. During fiscal year 2005, minority interest increased $1.6 million, also reflecting the increase in average profit per store.  We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during fiscal year 2006. Since we expect our average store level profits to continue to grow in fiscal year 2007, we expect minority interest to continue to increase in dollar terms.

Other operating expenses increased by 0.2 percentage points during fiscal year 2006 after an increase of 0.7 percentage points during fiscal year 2005. Leverage from higher sales partially offset increased utility costs resulting from higher energy prices in fiscal year 2006. The increase in fiscal year 2005 resulted primarily from credit card charges associated with the increase in credit card transactions stemming from the success of the PAYS program, as well as increased repairs and maintenance expenses resulting from a greater focus on the physical appearance of our drive-ins. Looking forward, we expect other operating expenses to be flat to slightly favorable in fiscal year 2007, as we lap over the higher costs from a year ago.

To summarize, we are expecting overall restaurant-level margins to be slightly favorable during fiscal year 2007 on a year-over-year basis.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.6% to $52.0 million during fiscal year 2006 and 6.1% to $47.5 million during fiscal year 2005. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.5% in fiscal year 2006, compared with 7.6% in fiscal year 2005 and 8.3% in fiscal year 2004. Sonic adopted SFAS 123R at the beginning of fiscal year 2006, therefore, we are now expensing the estimated fair value of stock options over their vesting period. We chose to adopt the new standard using the modified retrospective application method, as provided for in the standard. This method of adoption requires us to adjust all prior periods to reflect expense for the fair value of stock options that was previously only disclosed in the footnotes to the financial statements. As of August 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.4 million and is expected to be recognized over a weighted average period of 1.6 years. See Note 1 and Note 12 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our stock-based compensation. Excluding stock-based compensation expense, these costs increased 10.1% during fiscal year 2006 and 6.5% during fiscal year 2005, both increases related primarily to increased headcount additions to support continued growth of our business. We anticipate that selling, general and administrative costs will increase in the range of 10% to 12% in fiscal year 2007 and decline slightly, as a percentage of sales.

Depreciation and Amortization. Depreciation and amortization expense increased 13.6% to $40.7 million in fiscal year 2006 due, in part, to additional depreciation stemming from the Tennessee and Kentucky acquisitions, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s. This reduction in life resulted from a re-evaluation of the remaining life of such assets in the fourth quarter of fiscal year 2005. Depreciation and amortization expense increased 10.1% to $35.8 million in fiscal year 2005 due, in part, to additional depreciation stemming from the Colorado acquisition in July 2004. Capital expenditures during fiscal year 2006 were $113.6 million, including $14.6 million related to the acquisition of drive-ins, and $12.1 million related to the purchase of real estate in the fourth quarter. Looking forward, with approximately $75 to $80 million in capital expenditures planned for the year, normal depreciation and amortization is expected to increase by approximately 8% to 10% for the year.

Provision for Impairment of Long-lived Assets. Three surplus properties became impaired during fiscal year 2006 under the guidelines of FAS 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a total provision for impairment of long-lived assets of $0.3 million was recorded for the carrying costs of these assets in excess of their estimated fair values. One Partner Drive-In and one surplus property became impaired during fiscal year 2005 which resulted in a provision for impairment of $0.4 million for carrying cost in excess of estimated fair value for the assets. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins may change in the near future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense. Net interest expense increased 31.0% in fiscal year 2006 compared to a 9.3% decrease in fiscal year 2005. The increase in fiscal year 2006 resulted from increased borrowings which have been used largely to fund approximately $93.7 million in share repurchases during the year and capital expenditures. The reduction in interest expense for fiscal year 2005 was a result of strong cash flow from operations that limited borrowings, with the reduction in interest expense more than offsetting the decrease in interest income relating to the outsourcing of our partner notes to a third-party financial institution in August 2004. Going forward, we expect net interest expense to increase as a result of the tender offer initiated by the Company in August 2006 and funded in October 2006. The resulting additional long-term borrowings are expected to result in an increase in net interest expense to at least $32 million or more depending on the level of share repurchases and acquisitions of Franchise Drive-Ins.

Income taxes. The provision for income taxes remained relatively constant for fiscal year 2006 with an effective federal and state tax rate of 36.6% compared with 36.9% in fiscal year 2005 and 37.8% in fiscal year 2004.  The lower rate for fiscal year 2005 as compared to fiscal year 2004 resulted primarily from a retroactive tax law change that reinstated expired tax credits in the first quarter of fiscal year 2005. The expiration of the Work Opportunity Tax Credit on January 1, 2006 has negatively impacted and will continue to impact our tax rate going forward. We expect that Congress will reinstate the tax credit retroactively, as they have done in the past. However, we are not allowed to record the benefit of this credit for qualified employees hired after December 31, 2005 until the legislation becomes enacted law. We expect our tax rate to be in the range of 36.5% to 37.5% in fiscal year 2007. However, our tax rate may continue to vary significantly from quarter-to-quarter depending upon the timing of the renewal of the Work Opportunity Tax Credit program, option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During fiscal year 2006, current assets increased 20.6% to $42.5 million compared to $35.2 million as of the end of fiscal year 2005. Cash balances increased by $3.2 million as a result of positive operating cash flows and current notes receivable from franchisees increased by approximately $2.5 million related to short term financing for certain franchisee capital projects. Net property, equipment and capital leases increased by $54.2 million as a result of capital expenditures and the Tennessee and Kentucky acquisition. Goodwill increased by $8.5 million and other intangibles increased by $4.3 million as a result of the Tennessee and Kentucky acquisition. These increases combined with the increase in current assets resulted in a 13.3% increase in total assets to $638.0 million as of the end of fiscal year 2006.

Total current liabilities increased $12.8 million or 19.5% during fiscal year 2006 as a result of a temporary increase in accounts payable and accrued liabilities, which was partially offset by a reduction in tax liabilities due to the timing of tax payments. The noncurrent portion of long-term debt increased $61.2 million or 109.5% as a result of advances on the Company’s line of credit to fund portions of the share repurchases, capital expenditures and the Tennessee and Kentucky acquisition. Overall, total liabilities increased $70.9 million or 40.4% as a result of the items discussed above.

Stockholders’ equity increased $3.8 million or 1.0% during fiscal year 2006 primarily resulting from earnings during the period of $78.7 million, along with $18.8 million for stock option-related and other activity, offset by treasury stock repurchases during the period of $93.7 million.  At the end of fiscal year 2006, our debt-to-total capital ratio stood at 28.9%, up from 20.3% at the end of fiscal year 2005. For the 12 months ended August 31, 2006, return on average stockholders’ equity was 20.2% and return on average assets was 13.1%.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $0.2 million or 0.2% to $127.5 million in fiscal year 2006 as compared to $127.7 million in fiscal year 2005. The increase in operating profit before depreciation and amortization was offset by a less significant increase in operating liabilities related to the amount and timing of tax and other liability payments and a decrease in benefit from deferred income taxes. We anticipate continuing to generate positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation, amortization and stock-based compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt.

Investing Cash Flows. We opened 35 newly constructed Partner Drive-Ins and acquired 15 drive-ins from franchisees during fiscal year 2006. We funded total capital additions for fiscal year 2006 of $113.6 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction, the acquisition of Franchise Drive-Ins and real estate, and other capital expenditures, from cash generated by operating activities and borrowings under our line of credit. During fiscal year 2006, we purchased the real estate for 24 of the 35 newly constructed and 12 of the 15 acquired drive-ins. Subsequent to year-end, we entered into a sale-leaseback agreement to dispose of the real estate underlying the acquired drive-ins at an amount roughly equal to the purchase price of the real estate. Sales of real estate relating to drive-ins previously sold to franchisees are a component of cash from investing activities and totaled $2.3 million during fiscal year 2006 compared to $1.3 million during fiscal year 2005.

Financing Cash Flows. At August 31, 2006 we had an agreement with a group of banks that provided us with a $150.0 million line of credit expiring in July 2010. As of August 31, 2006, our outstanding borrowings under the line of credit were $101.2 million at an effective borrowing rate of 6.1%, as well as $0.7 million in outstanding letters of credit. Subsequent to year end, the new senior secured credit facility, described further below, was used to refinance the existing line of credit and the senior unsecured notes balance of $19.9 million. As a result of the subsequent credit facility, the amount classified as a current liability is based upon the $5.1 million due by the end of fiscal year 2007 under the new credit facility rather than upon amounts due under the line of credit and senior unsecured notes because the new facility was utilized to repay those obligations. After funding of the tender offer described below, we plan to use the new revolving credit facility to finance the opening of newly constructed drive-ins and other planned capital expenditures, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

On April 7, 2006, the Board of Directors approved an increase in the Company’s share repurchase program from $34.6 million to $110.0 million and extended the program through August 31, 2007. Pursuant to this program, the Company acquired 4.8 million shares at an average price of $19.57 for a total cost of $93.7 million during fiscal year 2006. Of the amount repurchased during the year, $20.6 million was repurchased after the program’s extension leaving $89.4 million available under the program as of August 31, 2006. See Tender Offer below.

Tender Offer. On August 15, 2006, we commenced a “modified Dutch auction” tender offer, initially offering to purchase 25.5 million shares of our common stock at a price not less than $19.50 and not greater than $22.00 per share, for a maximum aggregate purchase price of $560 million. On September 25, 2006, we decreased the number of shares sought in the tender offer to 24.3 million, and increased the purchase price to not less than $19.50 and not greater than $23.00 per share. On October 13, 2006, we repurchased 15.9 million shares of our common stock that were properly tendered and not withdrawn, at a purchase price of $23.00 per share for a total purchase price of $366.1 million.

Senior Secured Credit Facilities. We funded the repurchase of the shares of our common stock with the proceeds from new senior secured credit facilities with a syndicate of financial institutions led by Banc of America Securities LLC and Lehman Brothers Inc. The new senior secured credit facilities consist of a $100 million, five-year revolving credit facility and a $486 million, seven-year term loan facility. As of October 13, 2006, we had borrowed $486 million under the term loan facility and no advances were outstanding under the revolving credit facility, to fund the purchase of the shares in the tender offer, as well as refinance certain of our existing indebtedness and pay related fees and expenses.

Interest Rate. Interest on loans under the new senior secured credit facility will be payable at per annum rates equal to (1) in the case of the revolving credit facility, initially, LIBOR plus 175 basis points and adjusting over time based upon Sonic's leverage ratio and (2) in the case of the term loan facility, initially, LIBOR plus 200 basis points and adjusting over time based upon Sonic's credit ratings with Moody's Investors Service Inc. As discussed below, we expect to refinance this facility with an alternative facility that is expected to bear interest at a lower rate.

Commitment Fees. We will pay a commitment fee on the unused portion of the revolving credit facility, starting at 0.375% and adjusting over time based upon our leverage ratio.

Conditions to Funding. Our ability to reserve funds from the revolving credit facility is conditioned upon various customary representations and warranties being true at the time of the borrowing, and upon no event of default existing or resulting from the receipt of such finds.

Security Interests. We and all of our domestic subsidiaries have granted the lenders under the new senior secured credit facility valid and perfected first priority (subject to certain exceptions) liens and security interests in (1) all present and future shares of capital stock (or other ownership profit interests) in each of our present and future subsidiaries (subject to certain limitations), (2) all present and future property and assets, real and personal and (3) all proceeds and products of the property and assets described in clauses (1) and (2).

Covenants and Events of Default. The credit agreement governing the new senior secured credit facilities contains certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings. Such negative covenants include limitations on liens, consolidations and mergers, indebtedness, capital expenditures, asset dispositions, sale-leaseback transactions, stock repurchases, transactions with affiliates and other restrictions and limitations. Furthermore, the credit agreement requires us to maintain compliance with certain financial covenants such as a leverage ratio and fixed charge coverage ratio. Although management does not anticipate an event of default, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.

Securitization. We currently intend to refinance the new senior secured credit facilities in the near future through a securitization of our Franchise and Partner Drive-In royalties and Partner Drive-In rental stream. The securitization is expected to consist of a six-year term asset-backed securitization and a $100 million variable funding note, and to involve the transfer of certain Franchise and Partner Drive-In assets to a bankruptcy-remote vehicle. We expect the interest rate on the securitization will be between 50 and 125 basis points lower than on the new senior secured credit facilities. The final interest rate will be determined based upon final ratings that are in the process of being determined. Additional fees related to the securitization are estimated at approximately $20 million and will be amortized over the life of the related debt. The securitization and the refinancing of the new senior secured credit facilities are expected to occur by December 31, 2006. If, however, we cannot obtain the securitization on terms satisfactory to us, we expect the new senior secured credit facilities to remain in place until maturity or until an alternative refinancing can be arranged.

Forward Starting Swap Agreement. We have entered into a forward starting swap agreement with J.P. Morgan Chase Bank with a total notional amount of $400 million. The forward starting swap agreement was entered into to hedge part of our interest rate exposure associated with the securitized financing. We expect to settle the forward swap agreement upon the initiation of the securitized financing. The settlement of this forward starting swap is expected to provide us with an effective interest rate based upon a five-year swap rate of 5.16% plus 90 to 110 basis points for $400 million of the amount financed. The remaining term loan balance is expected to bear interest at the five-year swap rate at the time the securitization is funded plus 90 to 110 basis points. If the securitization is not completed for any reason, we may redesignate the forward starting swap as a hedge of future interest payments under the new senior secured credit facilities, with any ineffectiveness recorded as a charge or credit to earnings, or we could terminate the swap resulting in an immediate charge or credit to earnings.

We plan capital expenditures of approximately $75 to $80 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations and borrowings under our new senior secured credit facility.

As of August 31, 2006, our total cash balance of $9.6 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the new senior secured credit facility, will meet our needs for the foreseeable future.

Known Trends, Events, Demands, Commitments and Uncertainties

Looking forward, the tender offer and related increase in debt and decrease in shares outstanding will impact a number of trends, including interest expense, cash used for financing activities and earnings per share. As a result of the increase in debt, interest expense is expected to increase to at least $32 million or more depending on the level of share repurchases and acquisitions of Franchise Drive-Ins. Sonic is currently pursuing refinancing the senior credit facilities with a securitized financing arrangement. Although we currently expect to successfully complete the securitization, if we are unable to do so or are delayed in completing it, nonrefundable fees associated with the securitization of approximately $1 to $2 million would be expensed immediately rather than amortized over the life of the securitization. Weighted shares outstanding for calculating diluted earnings per share are expected to decrease to approximately 81 million shares for the first fiscal quarter of 2007 and to approximately 75 million for fiscal year 2007, but may vary significantly, depending upon the level of future share repurchases. The decrease in shares outstanding will impact the resulting earnings per share calculations.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans and lease agreements. See Note 15 of the Notes to Consolidated Financial Statements for additional information about these guarantees. The Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. Our commitments and obligations as of August 31, 2006 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than	1 - 3	3 - 5	More than
		1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$122,399	$5,227	$13,860	$13,851	$89,461
Capital leases	54,437	4,891	9,597	9,507	30,442
Operating leases	168,707	10,513	20,792	20,187	117,215
Total	$345,543	$20,631	$44,249	$43,545	$237,118

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

Impairment of Long-Lived Assets.  We review each Partner Drive-In for impairment when events or circumstances indicate it might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors. As of August 31, 2006, we reviewed 21 Partner Drive-ins with combined carrying amounts of $4.9 million in property, equipment and capital leases for possible impairment, and, based on our cash flow assumptions, we determined that no impairments were needed. During the fourth quarter of fiscal year 2006, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated. As of August 31, 2006, goodwill and intangible assets totaled $107.7 million. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Ownership Program. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which is financed by third parties. Supervisors and managers are neither employees of Sonic nor of the drive-in in which they have an ownership interest.

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as Minority interest in earnings of Partner Drive-Ins in the Costs and expenses section of the Consolidated Statements of Income. The ownership agreements contain provisions, which give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

The Company acquires and sells minority interests in Partner Drive-Ins from time to time as managers and supervisors buy-out and buy-in to the partnerships or limited liability companies. If the purchase price of a minority interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value is recorded as a reduction in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of FAS 142, “Goodwill and Other Intangible Assets.”

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

Accounting for Stock-Based Compensation. As discussed further in Note 1 and Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective September 1, 2005 using the modified retrospective application method. As a result, financial statement amounts for prior periods presented in this Form 10-K have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123R.

We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 12 to the financial statements. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the first nine months of 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Leases. Certain Partner Drive-Ins lease land and buildings from third parties. Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options. Judgment is required to determine options expected to be exercised. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate. The lease term commences on the date when we have the right to control the use of leased property, which can occur before rent payments are due under the terms of the lease. Contingent rent is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Sonic’s use of debt directly exposes the Company to interest rate risk. Floating rate debt, where the interest rate fluctuates periodically, exposes the Company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Sonic is also exposed to market risk from changes in commodity prices. Sonic does not utilize financial instruments for trading purposes.

Sonic manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of the instruments, potential increases in interest expense due to market increases in floating rates and the creditworthiness of the counterparties in such transactions.

Interest Rate Risk. Our exposure to interest rate risk at August 31, 2006 consisted of our senior notes, outstanding line of credit, and notes receivable. The senior notes and line of credit were subsequently repaid with the proceeds under the term loan facility of the new senior secured credit facility. The term loan facility bears interest at a floating rate benchmarked to U.S. and European short-term interest rates. The collective balances outstanding as of August 31, 2006 that were repaid by the term loan facility totaled $121.0 million. The impact on our results of operations of a one-point interest rate change on the average combined balance that was outstanding under the line of credit and senior notes during fiscal year 2006 would have been approximately $0.8 million. Looking forward, the impact on our results of operations of a one-point interest rate change on the balances subsequently outstanding under the new senior credit facility would be approximately $4.6 million. We have made certain loans to our franchisees totaling $5.9 million as of August 31, 2006. The interest rates on these notes are generally between 6.0% and 10.5%. We believe the fair market value of these notes approximates their carrying amount.

The Company entered into an interest rate swap in February 2006, which was designated as a cash flow hedge to modify a portion of the variable rate line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. Subsequent to repayment of the line of credit, this interest rate swap was terminated, resulting in an immaterial gain being recognized immediately to income in the first quarter of fiscal year 2007.

In August 2006, the Company entered into a forward starting swap agreement, which was designated as a cash flow hedge of the variability in the cash outflows of interest payments on the securitized financing that is anticipated to be completed by December 31, 2006. The swap has a notional principal amount of $400 million. The gross fair value of the forward starting swap as of August 31, 2006 was a liability of $0.8 million. A 1% increase or decrease in the benchmark rate is estimated to result in approximately a $.2 million increase or decrease, respectively, in the gross fair value of the forward starting swap.

Commodity Price Risk. The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, we have not made any long-term commitments to purchase any minimum quantities under these arrangements. We do not use financial instruments to hedge commodity prices because these purchase agreements help control the ultimate cost and any commodity price aberrations are generally short term in nature.

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

         The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of August 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

         The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sonic Corp. maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that Sonic Corp. maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2006 and 2005, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended August 31, 2006 of Sonic Corp. and our report dated October 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma
October 27, 2006

Item 9B. Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2006 fiscal year which was not reported.

PART III

Item 10. Directors and Executive Officers of the Company

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2006 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:

Pages

Schedule II -	Valuation and Qualifying Accounts	F-32

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

3.01. Certificate of Incorporation of the Company, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

3.02. Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

3.03. Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002, which the Company hereby incorporates by reference from Exhibit 3.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.

3.04. Certificate of Amendment of Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on January 31, 2006.

3.05. Bylaws of the Company, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

3.06. Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.01. Rights Agreement, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.02. First Amendment to Rights Agreement dated January 28, 2003, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed January 29, 2003.

4.03. Second Amendment to Rights Agreement dated January 7, 2005, which the Company hereby incorporates by reference from Exhibit 4 to the Company’s Form 8-K filed January 7, 2005.

4.04. Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

4.05. Specimen Certificate for Rights, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

10.01. Form of Sonic Industries Inc. License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

10.02. Form of Sonic Industries Inc. License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

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

10.07.  Form of Sonic Industries Inc. License Agreement (the Number 6NT License Agreement), which the Company hereby incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

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

10.11. 1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.12. 1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.13. 1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.14. Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.15. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.16. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.17. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.18. Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.19. Employment Agreement with Ronald L. Matlock dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.20. Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.21. Employment Agreement with Michael A. Perry dated August 20, 2003, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended August 31, 2003. *

10.22. Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.23. Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.24. Employment Agreement with Carolyn C. Cummins dated April 29, 2004, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 2004. *

10.25. Employment Agreement with V. Todd Townsend dated August 18, 2005 which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 2005. *

10.26. Credit Agreement with Bank of America, N.A., dated April 23, 2003 which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

10.27. Credit Agreement dated September 14, 2006, which the Company hereby incorporates by reference from Exhibit (b)(ii) to the Company’s Amendment No. 3 to Schedule TO filed September 14, 2006.

10.28. 2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001. *

10.29. 2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001. *

10.30. Note Purchase Agreement dated August 10, 2001, which the Company hereby incorporates by reference from Exhibit No. 10.34 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.

10.31. Sonic Corp. 2006 Long Term Incentive Plan.*

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

32.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 and Note 12 to the accompanying consolidated financial statements, in fiscal year 2006, Sonic Corp. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Oklahoma City, Oklahoma
October 27, 2006

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2006	2005*
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$9,597	$6,431
Accounts and notes receivable, net	21,271	18,801
Net investment in direct financing leases	1,287	1,174
Inventories	4,200	3,760
Deferred income taxes	307	821
Prepaid expenses and other	5,848	4,262
Total current assets	42,510	35,249

Notes receivable, net	5,182	3,138

Net investment in direct financing leases	3,815	5,033

Property, equipment and capital leases, net	477,054	422,825

Goodwill, net	96,949	88,471

Trademarks, trade names and other intangibles, net	10,746	6,434

Other assets, net	1,762	2,166
Total assets	$638,018	$563,316

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2006	2005*
	(In Thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,438	$14,117
Deposits from franchisees	2,553	3,157
Accrued liabilities	33,874	26,367
Income taxes payable	10,673	15,174
Obligations under capital leases and long-term debt due within one year	7,557	6,527
Total current liabilities	78,095	65,342

Obligations under capital leases due after one year	34,295	36,259
Long-term debt due after one year	117,172	55,934
Other noncurrent liabilities	12,504	10,078
Deferred income taxes	4,259	7,786
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 114,988,369 in 2006 and 113,649,009 in 2005	1,150	1,136
Paid-in capital	173,802	153,776
Retained earnings	476,694	397,989
Accumulated other comprehensive income	(484)	─
	651,162	552,901
Treasury stock, at cost; 29,506,003 shares in 2006 and 24,676,380 shares in 2005	(259,469)	(164,984)
Total stockholders’ equity	391,693	387,917
Total liabilities and stockholders’ equity	$638,018	$563,316

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 1 and Note 12 for additional information.
See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2006	2005*	2004*
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$585,832	$525,988	$449,585
Franchise Drive-Ins:
Franchise royalties	98,163	88,027	77,518
Franchise fees	4,747	4,311	4,958
Other	4,520	4,740	4,385
	693,262	623,066	536,446
Costs and expenses:
Partner Drive-Ins:
Food and packaging	151,724	137,845	118,073
Payroll and other employee benefits	175,610	159,478	135,880
Minority interest in earnings of Partner Drive-Ins	25,234	21,574	19,947
Other operating expenses, exclusive of depreciation and amortization included below	116,059	103,009	84,959
	468,627	421,906	358,859

Selling, general and administrative	52,048	47,503	44,765
Depreciation and amortization	40,696	35,821	32,528
Provision for impairment of long-lived assets	264	387	675
	561,635	505,617	436,827
Income from operations	131,627	117,449	99,619

Interest expense	8,853	6,418	7,684
Interest income	(1,275)	(633)	(1,306)
Net interest expense	7,578	5,785	6,378
Income before income taxes	124,049	111,664	93,241
Provision for income taxes	45,344	41,221	35,210
Net income	$78,705	$70,443	$58,031

Basic income per share	$0.91	$0.78	$0.65

Diluted income per share	$0.88	$0.75	$0.63

* Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 1 and Note 12 for additional information.
See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares Amount		Paid-in Capital*	Retained Earnings*	Accumulated Other Comprehensive Income	Treasury Stock Shares Amount
	(In Thousands)

Balance at August 31, 2003	49,181	$492	$116,753	$269,515	$-	9,964	$(119,027)
Exercise of common stock options	592	6	5,608	-	-	-	-
Stock-based compensation expense	-	-	6,495	-	-	-	-
Tax benefit related to exercise of employee stock options	-	-	3,398	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	148	(3,371)
Three-for-two stock split	24,845	248	(248)	-	-	4,987	-
Net income	-	-	-	58,031	-	-	-
Balance at August 31, 2004	74,618	746	132,006	327,546	-	15,099	(122,398)

Exercise of common stock options	1,148	12	10,796	-	-	-	-
Stock-based compensation expense	-	-	6,757	-	-	-	-
Tax benefit related to exercise of employee stock options	-	-	4,595	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	1,352	(42,586)
Net income	-	-	-	70,443	-	-	-
Balance at August 31, 2005	75,766	758	154,154	397,989	-	16,451	(164,984)

Exercise of common stock options	1,003	10	7,981	-	-	-	-
Stock-based compensation expense, including capitalized compensation of $216	-	-	7,404	-	-	-	-
Tax benefit related to exercise of employee stock options	-	-	4,645	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	3,538	(94,485)
Three-for-two stock split	38,219	382	(382)	-	-	9,517	-
Deferred hedging losses, net of tax of $300	-	-	-	-	(484)	-	-
Net income	-	-	-	78,705	-	-	-
Balance at August 31, 2006	114,988	$1,150	$173,802	$476,694	$(484)	29,506	$(259,469)

* Prior years adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.
See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2006	2005*	2004*
	(In Thousands)
Cash flows from operating activities
Net income	$78,705	$70,443	$58,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,356	35,435	32,060
Amortization	340	386	468
Gain on dispositions of assets, net	(422)	(1,115)	(868)
Stock-based compensation expense	7,188	6,757	6,495
(Credit) provision for deferred income taxes	(2,713)	1,075	2,706
Provision for impairment of long-lived assets	264	387	675
Excess tax benefit from exercise of employee stock options	(4,645)	(4,595)	(3,398)
Other	625	500	145
Increase in operating assets:
Accounts and notes receivable	(2,275)	(2,481)	(737)
Inventories and prepaid expenses	(2,267)	(1,371)	(1,691)
Increase in operating liabilities:
Accounts payable	2,821	5,847	2,702
Accrued and other liabilities	9,496	16,417	6,672
Total adjustments	48,768	57,242	45,229
Net cash provided by operating activities	127,473	127,685	103,260

Cash flows from investing activities
Purchases of property and equipment	(86,863)	(85,905)	(57,728)
Acquisition of businesses, net of cash received	(14,601)	(820)	(8,518)
Acquisition of real estate, net of cash received	(12,125)	─	─
Investments in direct financing leases	(237)	(320)	(539)
Collections on direct financing leases	1,342	1,266	1,124
Proceeds from dispositions of assets	5,271	8,882	18,505
(Increase) decrease in intangibles and other assets	(757)	(1,053)	434
Net cash used in investing activities	(107,970)	(77,950)	(46,722)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2006	2005*	2004*
	(In Thousands)

Cash flows from financing activities
Proceeds from borrowings	$274,763	$127,415	$76,421
Payments on long-term debt	(206,806)	(149,390)	(141,978)
Purchases of treasury stock	(93,689)	(42,324)	(3,067)
Payments on capital lease obligations	(2,444)	(2,139)	(1,839)
Exercises of stock options	7,194	10,546	5,310
Excess tax benefit from exercise of employee stock options	4,645	4,595	3,398
Net cash used in financing activities	(16,337)	(51,297)	(61,755)
Net increase (decrease) in cash and cash equivalents	3,166	(1,562)	(5,217)

Cash and cash equivalents at beginning of the year	6,431	7,993	13,210
Cash and cash equivalents at end of the year	$9,597	$6,431	$7,993

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $733, $604 and $338, respectively)	$8,769	$7,144	$7,739
Income taxes (net of refunds)	48,225	27,377	29,869
Additions to capital lease obligations	4,958	877	16,098
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	6,514	1,063	1,656
Stock options exercised by stock swap	787	250	298
Store acquisitions financed through long-term notes	-	-	8,139

* Prior years adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 1 and Note 12 for additional information.
See accompanying notes.

Sonic Corp.
Notes to Consolidated Financial Statements
August 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Data)

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

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2006 presentation.

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

Property, Equipment and Capital Leases

Property and equipment are recorded at cost, and leased assets under capital leases are recorded at the present value of future minimum lease payments. Depreciation of property and equipment and capital leases is computed by the straight-line method over the estimated useful lives or the lease term, including cancelable option periods when appropriate, and are combined for presentation in the financial statements.

Accounting for Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in. The Company’s primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Calculating the present value of future cash flows is typically not required. Rather, because drive-in buildings are typically single-purpose assets, the impairment provided is equal to the carrying amount of the building and any improvements. The equipment associated with a store can be easily relocated to another store, and therefore is not adjusted.

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell. The majority of the value in surplus property is land. Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values.

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

The Company’s intangible assets subject to amortization under SFAS No. 142 consist primarily of acquired franchise agreements, franchise fees, and other intangibles. Amortization expense is calculated using the straight-line method over the expected period of benefit, not exceeding 20 years. The Company’s trademarks and trade names were deemed to have indefinite useful lives and are not subject to amortization. See Note 5 for additional disclosures related to goodwill and other intangibles.

Ownership Program

The Company’s drive-in philosophy stresses an ownership relationship with drive-in supervisors and managers. Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which is financed by third parties.  Supervisors and managers are neither employees of the Company nor of the drive-in in which they have an ownership interest.

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as Minority interest in earnings of Partner Drive-Ins in the Costs and expenses section of the Consolidated Statements of Income. The ownership agreements contain provisions, which give the Company the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, primarily upon the drive-in’s financial performance for the preceding 12 months, and is intended to approximate the fair value of a minority interest in the drive-in.

The Company acquires and sells minority interests in Partner Drive-Ins from time to time as managers and supervisors buy-out and buy-in to the partnerships or limited liability companies. If the purchase price of a minority interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill. The acquisition of a minority interest for less than book value is recorded as a reduction in purchased goodwill. Any subsequent sale of the minority interest to another minority partner is recorded as a pro-rata reduction of goodwill, and no gain or loss is recognized on the sale of the minority ownership interest. Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of SFAS No. 142.

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

Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company’s products are included in other operating expenses and are expensed as incurred. Such costs amounted to $30,948, $28,216, and $23,664 for fiscal years 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS 123R using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-K have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123R. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods.

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2006	2005	2004

Selling, general and administrative	$7,187	$6,757	$6,495
Income tax benefit	(2,266)	(1,819)	(1,511)
Net stock-based compensation expense	$4,921	$4,938	$4,984
Impact on net income per share:
Basic	$.06	$.05	$.06
Diluted	$.06	$.05	$.05

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

As a result of adopting SFAS 123R retrospectively, financial statements for the prior periods presented in this Form 10-K have been adjusted to reflect the fair value method of expensing stock options. The following table details the impact of retrospective application on previously reported results for the years ended August 31:

	2005		2004
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Income Statement items:
Income from operations	$117,449	$124,206	$99,619	$106,114
Income before income taxes	111,664	118,421	93,241	99,736
Net income	70,443	75,381	58,031	63,015

Net income per share - basic	$.78	$.84	$.65	$.71
Net income per share - diluted	.75	.80	.63	.68

Cash Flow items:
Net cash provided by operating activities	$127,685	$132,280	$103,260	$106,658
Net cash used in financing activities	(51,297)	(55,892)	(61,755)	(65,153)

Balance Sheet items:
Deferred income taxes	$7,786	$11,164
Paid-in capital	153,776	121,982
Retained earnings	397,989	426,783
Total stockholders’ equity	387,917	384,539
Total liabilities and stockholders’ equity	563,316	563,316

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, which is our fiscal year beginning September 1, 2006. The adoption of the pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the EITF reached consensus on EITF 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, which will be our third fiscal quarter beginning March 1, 2007. The Company does not expect the adoption of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning September 1, 2007. The Company is currently evaluating the impact of adopting FIN 48.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year beginning September 1, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2006	2005*	2004*
Numerator:
Net income	$78,705	$70,443	$58,031

Denominator:
Weighted average shares outstanding - basic	86,260	89,992	88,970
Effect of dilutive employee stock options	2,979	3,655	3,511
Weighted average shares - diluted	89,239	93,647	92,481

Net income per share - basic	$0.91	$0.78	$0.65
Net income per share - diluted	$0.88	$0.75	$0.63

Anti-dilutive employee stock options excluded	1,378	249	389

*Adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006

3. Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2006, 2005 and 2004 the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. During fiscal year 2006, these analyses resulted in provisions for impairment totaling $264 to reduce the carrying amount of three surplus properties down to fair value. During fiscal year 2005, these analyses resulted in provisions for impairment totaling $387, including $286 to writedown the carrying amount of building and leasehold improvements on an underperforming drive-in, and $101 to reduce the carrying amount of a surplus property down to fair value. During fiscal year 2004, the regular quarterly reviews resulted in a provision of $675 to writedown the carrying amount of building and leasehold improvements for an underperforming drive-in.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2006 and 2005:

	2006	2005
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$12,863	$10,303
Notes receivable franchisees	353	104
Notes receivable from advertising funds	3,681	2,171
Other	4,682	6,446
	21,579	19,024
Less allowance for doubtful accounts and notes receivable	308	223
	$21,271	$18,801
Noncurrent Notes Receivable:
Notes receivable franchisees	$5,509	$3,422
Less allowance for doubtful notes receivable	327	284
	$5,182	$3,138

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The notes receivable from advertising funds represent transactions in the normal course of business. The Company collects royalties from franchisees and provides for estimated losses for receivables that are not likely to be collected. General allowances for uncollectible receivables are estimated based on historical trends.

5. Goodwill, Trademarks, Trade Names and Other Intangibles

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $5,245 and $749 at August 31, 2006 and 2005, respectively. Accumulated amortization related to these intangible assets was $543 and $359 at August 31, 2006 and 2005, respectively. The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2006 and 2005.

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2006 and 2005 were as follows:

	2006	2005
Balance as of September 1,	$88,471	$87,420
Goodwill acquired during the year	8,504	468
Goodwill acquired (disposed of) related to the acquisitions and
dispositions of minority interests in Partner Drive-Ins, net	(26)	733
Goodwill disposed of related to the sale of Partner Drive-Ins	─	(150)
Balance as of August 31,	$96,949	$88,471

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

Certain Partner Drive-Ins lease land and buildings from third parties. These leases, which expire over the next 18 years, include provisions for contingent rentals that may be paid on the basis of a percentage of sales in excess of stipulated amounts. For the majority of the leases, the land portions are classified as operating leases and the building portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2006 and 2005:

	2006	2005

Minimum lease payments receivable	$6,827	$8,619
Less unearned income	1,725	2,412
Net investment in direct financing leases	5,102	6,207
Less amount due within one year	1,287	1,174
Amount due after one year	$3,815	$5,033

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2006 are as follows:

	Operating	Direct Financing

Year ending August 31:
2007	$563	$1,920
2008	575	1,770
2009	571	1,284
2010	543	679
2011	543	442
Thereafter	2,960	732
	5,755	6,827
Less unearned income	-	1,725
	$5,755	$5,102

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2006 and 2005:

	2006	2005

Total minimum lease payments	$54,437	$58,960
Less amount representing interest averaging 8.0% in 2006 and 7.3% in 2005	17,812	20,435
Present value of net minimum lease payments	36,625	38,525
Less amount due within one year	2,330	2,266
Amount due after one year	$34,295	$36,259

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2006 are as follows:

	Operating	Capital
Year ending August 31:
2007	$10,513	$4,891
2008	10,431	4,767
2009	10,361	4,830
2010	10,210	4,853
2011	9,977	4,654
Thereafter	117,215	30,442
	168,707	54,437
Less amount representing interest	-	17,812
	$168,707	$36,625

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2006	2005	2004

Operating leases:
Minimum rentals	$12,731	$11,355	$9,292
Contingent rentals	199	289	254
Sublease rentals	(542)	(536)	(596)
Capital leases:
Contingent rentals	1,123	1,109	789
	$13,511	$12,217	$9,739

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2006 was $2,767.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2006 and 2005:

	Estimated Useful Life	2006	2005
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$3,066	$3,046
Computer and other equipment	2 - 5 yrs	28,842	26,338
Drive-ins, including those leased to others:
Land		154,092	134,695
Buildings	8 - 25 yrs	275,924	231,931
Equipment	5 - 7 yrs	168,019	146,116
Property and equipment, at cost		629,943	542,126
Less accumulated depreciation		185,275	154,269
Property and equipment, net		444,668	387,857
Capital Leases:
Leased home office building	Life of lease	9,321	9,321
Leased drive-in buildings, equipment and other assets under
capital leases, including those held for sublease	Life of lease	35,844	36,111
Less accumulated amortization		12,779	10,464
Capital leases, net		32,386	34,968
Property, equipment and capital leases, net		$477,054	$422,825

Land, buildings and equipment with a carrying amount of $33,836 at August 31, 2006 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $7,507 at August 31, 2006. As of August 31, 2006, the Company had drive-ins under construction with costs to complete which aggregated $3,430.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2006 and 2005:

	2006	2005

Wages and other employee benefits	$9,707	$6,153
Taxes, other than income taxes	13,476	12,618
Accrued interest	389	305
Minority interest in consolidated drive-ins	2,610	1,904
Other	7,692	5,387
	$33,874	$26,367

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2006 and 2005:

	2006	2005

Borrowings under line of credit (A)	$101,150	$30,150
Senior unsecured notes (B)	19,857	24,428
Other	1,392	5,617
	122,399	60,195
Less long-term debt due within one year(C)	5,227	4,261
Long-term debt due after one year	$117,172	$55,934

(A)
At August 31, 2006 the Company had an agreement with a group of banks that provided for a $150,000 line of credit, including a $2,000 sub-limit for letters of credit, expiring in July 2010. In addition to the $101,150 borrowed under the line of credit as of August 31, 2006, there were $676 in letters of credit outstanding. The Company’s effective borrowing rate under this line of credit as of August 31, 2006 and 2005 was 6.1% and 5.1%, respectively. Subsequent to year-end, Sonic signed a credit agreement with a group of banks which provides for a $100,000 five-year revolving credit facility and a $476,000 seven-year term loan facility. The new facility was used to refinance the existing line of credit in September 2006. See Note 18 for additional information about the new credit agreement.

(B)
At August 31, 2006 the Company had $19,857 of senior unsecured notes with $2,000 of Series A notes maturing in August 2008 and $17,857 of Series B notes maturing in August 2011 with interest payable semi-annually at 6.58% for the Series A notes and 6.87% for the Series B notes. The related agreements required, among other things, the Company to maintain equity of a specified amount, and maintain ratios of debt to equity and fixed charge coverage. Subsequent to year-end, Sonic utilized funds available from the new credit agreement to pay the remaining balance of the senior unsecured notes, incurring early payment penalties of approximately $794.

(C)
As a result of the subsequent repayment of the line of credit and senior secured notes, the amount of long-term debt due within one year is reflective of the maturities of the new credit agreement, along with maturities of the other notes that were not repaid subsequent to year-end.

In February 2006, the Company entered into an interest rate swap agreement to modify a portion of the variable rate line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement has been designated as a cash flow hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. The effective portions of changes in fair value are recognized in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Ineffective portions of changes in fair value are recognized as a charge or credit to earnings. Under the terms of the interest rate swap agreement, the Company makes payments based on a fixed rate of 5.66% and receives interest payments based on 3-month LIBOR on a notional amount of $60,000. The differences to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense. By its terms, the agreement would expire in May 2010 and settle quarterly, however, as a result of the repayment of the line of credit that was being hedged by this instrument, this derivative was terminated subsequent to August 31, 2006 resulting in an immaterial gain that will be reflected immediately in income in the first quarter of fiscal year 2007.

In August 2006, the Company entered into a forward starting swap agreement with the same financial institution to hedge part of the exposure associated with the new debt related to the tender offer that is further discussed in Note 18. The forward starting swap has been designated as a cash flow hedge, and is expected to be settled at the time the debt refinancing is completed to provide us with an effective interest rate of 5.16% plus 90 to 110 basis points for $400 million of the amount financed. The effectiveness of the instrument will be assessed quarterly and at the time the financing closes and any ineffectiveness will be recorded as a charge or credit to earnings. As of August 31, 2006, there was no hedge ineffectiveness.

The following table presents the components of comprehensive income for the year ended August 31, 2006:

Net Income	$78,705
Unrealized gains on interest rate swap agreement, net of tax	(484)
Total comprehensive income	$78,221

Maturities of long-term debt, reflecting the impact of the debt refinancing further described in Note 18, for each of the five years after August 31, 2006 are $5,227 in 2007, $6,924 in 2008, $6,936 in 2009, $6,937 in 2010, $6,914 in 2011, and $89,461 thereafter.

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2006 and 2005:

	2006	2005

Minority interest in consolidated drive-ins	$4,566	$4,182
Deferred area development fees	2,385	2,331
Other	5,553	3,565
	$12,504	$10,078

11.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2006	2005	2004
Current:
Federal	$42,629	$37,572	$30,388
State	4,163	3,269	2,185
	46,792	40,841	32,573

Deferred:
Federal	(1,127)	284	2,242
State	(321)	96	395
	(1,448)	380	2,637
Provision for income taxes	$45,344	$41,221	$35,210

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2006	2005	2004

Amount computed by applying a tax rate of 35%	$43,417	$39,083	$32,634
State income taxes (net of federal income tax benefit)	2,767	2,481	1,678
Employment related and other tax credits, net	(1,014)	(1,092)	(337)
Other	174	749	1,235
Provision for income taxes	$45,344	$41,221	$35,210

Deferred tax assets and liabilities consist of the following at August 31, 2006 and 2005:

	2006	2005
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$83	$83
Property, equipment and capital leases	272	194
Accrued litigation costs	76	76
Deferred income from franchisees	(327)	─
Deferred income from affiliated technology fund	203	468
Current deferred tax assets, net	$307	$821

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to capitalization and amortization	$(2,390)	$(2,649)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing
leases and different year ends for financial and tax reporting purposes	(8,764)	(10,587)
Capital loss carryover	─	1,313
State net operating losses	4,247	3,939
Property, equipment and capital leases	(1,150)	(2,104)
Allowance for doubtful accounts and notes receivable	160	111
Deferred income from affiliated franchise fees	1,830	1,559
Accrued liabilities	296	1,125
Intangibles and other assets	407	93
Deferred income from franchisees	877	─
Stock compensation	4,420	3,378
Other	55	(25)
	(12)	(3,847)
Valuation allowance	(4,247)	(3,939)
Noncurrent deferred tax liabilities, net	$(4,259)	$(7,786)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$8,679	$8,400
Deferred tax liabilities	(12,631)	(15,365)
Net deferred tax liabilities	$(3,952)	$(6,965)

State net operating loss carryforwards expire generally beginning in 2010. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2006 and 2005.

12. Stockholders’ Equity

On April 30, 2004, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 24,845 shares of common stock were issued on May 21, 2004 in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $248 was reclassified from paid-in capital to common stock.

On April 6, 2006, the Company’s board of directors authorized a three-for-two stock split in the form of a stock dividend. A total of 38,219 shares of common stock were issued in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $382 was reclassified from paid-in capital to common stock.

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

Stock-Based Compensation

Under the provisions of SFAS 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS 123R effective September 1, 2005, using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-K have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123R.

At Sonic’s annual meeting of stockholders on January 31, 2006, the stockholders approved the Sonic Corp. 2006 Long-Term Incentive Plan and the authorization of 6,750 shares for awards to employees and non-employee directors. This omnibus plan provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. Prior to approval of this plan, the Company had two share-based compensation plans for employees and non-employee directors, which authorized the granting of stock options. No further awards will be granted under the previous plans now that the 2006 Long-Term Incentive Plan has been approved. The number of shares authorized for issuance under the Company’s existing plans as of August 31, 2006 totals 6,051, all of which were available for future issuance.  Stock options historically granted under the Company’s plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of 10 years, and generally a vesting period of three years. The most recent options granted in April and August 2006 have a contractual term of seven years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2006, 2005 and 2004. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $7.90, $8.94 and $6.89, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2006	2005	2004
Expected term (years)	4.5	5.1	5.8
Expected volatility	34%	41%	46%
Risk-free interest rate	4.7%	4.0%	3.8%
Expected dividend yield	0%	0%	0%

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

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $4,645 for the year ended August 31, 2006 and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows.

A summary of stock option activity under the Company’s share-based compensation plans for the year ended August 31, 2006 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,826	$9.91
Granted	965	22.08
Exercised	(1,339)	5.97
Forfeited or expired	(221)	19.13
Outstanding August 31, 2006	7,230	$11.98	5.42	$72,656
Exercisable August 31, 2006	5,415	$9.10	4.64	$69,445

The total intrinsic value of options exercised during the years ended August 31, 2006, 2005 and 2004 was $19,567, $20,923 and $12,617, respectively. At August 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12,441 and is expected to be recognized over a weighted average period of 1.6 years.

Stockholder Rights Plan

The Company has a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.

The plan provided for the issuance of one common stock purchase right for each outstanding share of the Company’s common stock. Each right initially entitles stockholders to buy one unit of a share of preferred stock for $85. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. At August 31, 2006, 1,000 shares of preferred stock have been reserved for issuance upon exercise of these rights.

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

Stock Repurchase Program

The Company has a stock repurchase program that is authorized by the Board of Directors. On April 7, 2006, the Board of Directors approved an increase in the Company’s share repurchase program from $34.6 million to $110.0 million and extended the program through August 31, 2007. Pursuant to this program, the Company acquired 4,787 shares at an average price of $19.57 for a total cost of $93,682 during fiscal year 2006. As of August 31, 2006, the Company had $89,413 available under the program.

13. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $3,247, $2,997, and $3,070 during fiscal years 2006, 2005 and 2004, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $8,608 at August 31, 2006 due to loss of employment in the event of a change in control (as defined in the contracts).

15.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of August 31, 2006, the total amount guaranteed under the GEC agreement was $2,749. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2006, the amount remaining under the guaranteed lease obligations totaled $3,934.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of August 31, 2006, the balance of the loan was $2,631.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and has not been required to make any payments under any of these guarantees.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2006	2005*	2006	2005*	2006	2005*	2006	2005*	2006	2005*
Income statement data:
Partner Drive-In sales	$135,422	$120,211	$126,376	$112,655	$156,921	$141,797	$167,113	$151,325	$585,832	$525,988
Other	24,378	22,016	22,572	19,958	29,548	25,856	30,932	29,248	107,430	97,078
Total revenues	159,800	142,227	148,948	132,613	186,469	167,653	198,045	180,573	693,262	623,066

Partner Drive-In operating expenses	110,125	97,784	102,615	91,682	123,755	111,691	132,132	120,749	468,627	421,906
Selling, general and administrative	12,196	10,833	13,214	11,785	13,293	12,096	13,345	12,789	52,048	47,503
Other	9,897	8,406	9,997	9,257	10,361	9,051	10,705	9,494	40,960	36,208
Total expenses	132,218	117,023	125,826	112,724	147,409	132,838	156,182	143,032	561,635	505,617
Income from operations	27,582	25,204	23,122	19,889	39,060	34,815	41,863	37,541	131,627	117,449

Interest expense, net	1,307	1,605	2,096	1,532	2,215	1,292	1,960	1,356	7,578	5,785
Income before income taxes	26,275	23,599	21,026	18,357	36,845	33,523	39,903	36,185	124,049	111,664
Provision for income taxes	9,845	8,485	8,122	7,084	13,011	12,248	14,366	13,404	45,344	41,221
Net income	$16,430	$15,114	$12,904	$11,273	$23,834	$21,275	$25,537	$22,781	$78,705	$70,443
Net income per share:
Basic	$0.19	$0.17	$0.15	$0.12	$0.28	$0.24	$0.30	$0.26	$0.91	$0.78
Diluted	$0.18	$0.16	$0.14	$0.12	$0.27	$0.23	$0.29	$0.25	$0.88	$0.75
Weighted average shares outstanding:
Basic	87,415	90,015	86,227	90,394	85,993	90,296	85,405	89,264	86,260	89,992
Diluted	90,521	93,578	89,261	94,182	89,007	94,074	88,168	92,755	89,239	93,647

* Prior years adjusted to include the impact of stock-based compensation expense and the three-for-two stock split in April 2006; see Note 1 and Note 12 for additional information.

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

Notes receivable—For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are esti-mated using discounted cash flow analysis, using interest rates that would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities.

As of August 31, 2006 and 2005, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. Carrying values for variable-rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2006 were $19,857 and $19,925, respectively, and at August 31, 2005 were $24,526 and $25,123, respectively.

18. Subsequent Events

On August 15, 2006, we commenced a “modified Dutch auction” tender offer, initially offering to purchase 25,455 shares of our common stock at a price not less than $19.50 and not greater than $22.00 per share, for a maximum aggregate purchase price of $560 million. On September 25, 2006, we decreased the number of shares sought in the tender offer to 24,348, and increased the purchase price to not less than $19.50 and not greater than $23.00 per share. On October 13, 2006, we repurchased 15,918 shares of our common stock that were properly tendered and not withdrawn, at a purchase price of $23.00 per share for a total purchase price of $366,117.

We funded the repurchase of the shares of our common stock with the proceeds from new senior secured credit facilities with a syndicate of financial institutions led by Banc of America Securities LLC and Lehman Brothers Inc. The new senior secured credit facilities consist of a $100,000, five-year revolving credit facility and a $486,000, seven-year term loan facility. As of October 13, 2006, we had borrowed $486,000 under the term loan facility and no advances were outstanding under the revolving credit facility, to fund the purchase of the shares in the tender offer, as well as refinance certain of our existing indebtedness and pay related fees and expenses.

Interest on loans under the new senior secured credit facility will be payable at per annum rates equal to (1) in the case of the revolving credit facility, initially, LIBOR plus 175 basis points and adjusting over time based upon Sonic's leverage ratio and (2) in the case of the term loan facility, initially, LIBOR plus 200 basis points and adjusting over time based upon Sonic's credit ratings with Moody's Investors Service Inc.

We will pay a commitment fee on the unused portion of the revolving credit facility, starting at 0.375% and adjusting over time based upon our leverage ratio. Our ability to reserve funds from the revolving credit facility is conditioned upon various customary representations and warranties being true at the time of the borrowing, and upon no event of default existing or resulting from the receipt of such finds. We and all of our domestic subsidiaries have granted the lenders under the new senior secured credit facility valid and perfected first priority (subject to certain exceptions) liens and security interests in (1) all present and future shares of capital stock (or other ownership profit interests) in each of our present and future subsidiaries (subject to certain limitations), (2) all present and future property and assets, real and personal and (3) all proceeds and products of the property and assets described in clauses (1) and (2).

The credit agreement governing the new senior secured credit facilities contains certain affirmative covenants, certain negative covenants, certain financial covenants, certain conditions and events of default that are customarily required for similar financings. Such negative covenants include limitations on liens, consolidations and mergers, indebtedness, capital expenditures, asset dispositions, sale-leaseback transactions, stock repurchases, transactions with affiliates and other restrictions and limitations. Furthermore, the credit agreement requires us to maintain compliance with certain financial covenants such as a leverage ratio and fixed charge coverage ratio. Although management does not anticipate an event of default, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.

Sonic Corp.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2006	507	(5)	86	219	635
August 31, 2005	526	414	542	109	507
August 31, 2004	1,157	351	982	-	526

Accrued carrying costs for drive-in closings and disposals
Year ended:
August 31, 2006	162	-	49	-	113
August 31, 2005	198	-	36	-	162
August 31, 2004	774	-	576	-	198

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly-authorized, to sign this report on its behalf on this 30th day of October, 2006.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer	October 30, 2006
J. Clifford Hudson, Principal Executive Officer	and President

/s/ Stephen C. Vaughan	Vice President, Chief Financial Officer and Treasurer	October 30, 2006
Stephen C. Vaughan, Principal Financial Officer

/s/ Terry D. Harryman	Controller	October 30, 2006
Terry D. Harryman, Principal Accounting Officer

/s/ Leonard Lieberman	Director	October 30, 2006
Leonard Lieberman

/s/ Michael J. Maples	Director	October 30, 2006
Michael J. Maples

/s/ Federico F. Peña	Director	October 30, 2006
Federico F. Peña

/s/ H. E. Rainbolt	Director	October 30, 2006
H.E. Rainbolt

/s/ Frank E. Richardson	Director	October 30, 2006
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 30, 2006
Robert M. Rosenberg

EXHIBIT INDEX

Exhibit Number and Description

3.04.       Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on January 31, 2006
10.31.    Sonic Corp. 2006 Long Term Incentive Plan
21.01.     Subsidiaries of the Company
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