Form 10-Q
period 2006-11-30
SONIC CORP
filed 2007-01-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2006

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

As of November 30, 2006, the Registrant had 68,012,198 shares of common stock issued and outstanding (excluding 47,171,602 shares of common stock held as treasury stock).

SONIC CORP.
Index

Page Number
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	(Unaudited) November 30, 2006	August 31, 2006
Current assets:
Cash and cash equivalents	$24,767	$9,597
Accounts and notes receivable, net	19,310	21,271
Other current assets	10,288	11,642
Total current assets	54,365	42,510

Property, equipment and capital leases	681,107	675,108
Less accumulated depreciation and amortization	(206,591)	(198,054)
Property, equipment and capital leases, net	474,516	477,054

Goodwill, net	96,849	96,949
Trademarks, trade names and other intangible assets, net	11,283	10,746
Investment in direct financing leases and noncurrent portion of notes receivable	8,740	8,997
Other assets, net	6,703	1,762
Intangibles and other assets, net	123,575	118,454
Total assets	$652,456	$638,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,361	$23,438
Deposits from franchisees	2,391	2,553
Accrued liabilities	32,533	33,874
Income taxes payable	13,259	10,673
Obligations under capital leases and long-term debt due within one year	7,669	7,557
Total current liabilities	73,213	78,095

Obligations under capital leases due after one year	37,719	34,295
Long-term debt due after one year	518,792	117,172
Other noncurrent liabilities	22,104	16,763

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000,000 shares authorized; 115,183,800 shares issued
(114,988,369 shares issued at August 31, 2006)	1,152	1,150
Paid-in capital	178,115	173,802
Retained earnings	491,980	476,694
Accumulated other comprehensive income	(4,035)	(484)
	667,212	651,162
Treasury stock, at cost; 47,171,602 common shares (29,506,003 shares at August 31, 2006)	(666,584)	(259,469)
Total stockholders’ equity	628	391,693
Total liabilities and stockholders’ equity	$652,456	$638,018

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended November 30,
	2006	2005
Revenues:
Partner Drive-In sales	$146,419	$135,422
Franchise Drive-Ins:
Franchise royalties	25,082	22,253
Franchise fees	1,085	941
Other	2,204	1,184
	174,790	159,800
Costs and expenses:
Partner Drive-Ins:
Food and packaging	38,535	36,107
Payroll and other employee benefits	45,036	41,002
Minority interest in earnings of Partner Drive-Ins	4,904	4,831
Other operating expenses	31,005	28,185
	119,480	110,125

Selling, general and administrative	14,033	12,196
Depreciation and amortization	10,758	9,897
	144,271	132,218

Income from operations	30,519	27,582

Interest expense	6,557	1,847
Debt extinguishment costs	1,258	-
Interest income	(798)	(540)
Net interest expense	7,017	1,307
Income before income taxes	23,502	26,275
Provision for income taxes	8,216	9,845
Net income	$15,286	$16,430

Net income per share - basic	$.20	$.19

Net income per share - diluted	$.19	$.18

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Three months ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,286	$16,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,758	9,897
Stock-based compensation expense	1,763	1,636
Excess tax benefit from exercise of employee stock options	(880)	(538)
Provision for deferred income taxes	(331)	(261)
Other	658	127
Increase in operating assets	3,242	3,235
Increase (decrease) in operating liabilities	(1,663)	2,572
Total adjustments	13,547	16,668
Net cash provided by operating activities	28,833	33,098

Cash flows from investing activities:
Purchases of property and equipment	(15,894)	(12,670)
Acquisition of businesses, net of cash received	-	(14,592)
Proceeds from sale of real estate	12,619	-
Proceeds from collection of long-term notes receivable	260	216
Acquisition of intangibles and other assets	-	(412)
Other	432	(127)
Net cash used in investing activities	(2,583)	(27,585)

Cash flows from financing activities:
Payments on long-term debt	(152,188)	(64,652)
Proceeds from long-term borrowings	548,997	109,040
Purchases of treasury stock	(404,543)	(47,685)
Debt issuance costs	(5,246)	-
Proceeds from exercise of stock options	1,613	951
Excess tax benefit from exercise of employee stock options	880	538
Other	(593)	(608)
Net cash used in financing activities	(11,080)	(2,416)

Net increase in cash and cash equivalents	15,170	3,097
Cash and cash equivalents at beginning of period	9,597	6,431
Cash and cash equivalents at end of period	$24,767	$9,528

Supplemental Cash Flow Information:
Additions to capital lease obligations	$4,128	$4,958
Obligation to acquire treasury stock	2,298	-
Change in fair value of hedge instrument (net of $2,199 tax benefit)	3,551	-
Obligations for debt issuance and tender offer costs	1,264	-
Stock options exercised by stock swap	-	110

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2006. The results of operations for the three months ended November 30, 2006, are not necessarily indicative of the results to be expected for the full year ending August 31, 2007.

2. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2006	2005
Numerator:
Net income	$15,286	$16,430
Denominator:
Weighted average shares outstanding - basic	76,606	87,416
Effect of dilutive employee stock options	2,883	3,105
Weighted average shares - diluted	79,489	90,521

Net income per share - basic	$.20	$.19

Net income per share - diluted	$.19	$.18

3. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of November 30, 2006, the total amount guaranteed under the GEC agreement was $2,679. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2006, the amount remaining under the guaranteed lease obligations totaled $3,763.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Continued)

3. Contingencies (continued)

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of November 30, 2006, the balance of the loan was $2,443.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of November 30, 2006.

4. Tender Offer and Related Debt

On August 15, 2006, the Company commenced a “modified Dutch auction” tender offer, initially offering to purchase 25,455 shares of its common stock at a price not less than $19.50 and not greater than $22.00 per share, for a maximum aggregate purchase price of $560 million. On September 25, 2006, the Company decreased the number of shares sought in the tender offer to 24,348, and increased the purchase price to a maximum of $23.00 per share. On October 13, 2006, the Company repurchased 15,918 shares of its common stock that were properly tendered and not withdrawn, at a purchase price of $23.00 per share for a total purchase price of $366,117. Costs incurred in relation to the tender offer totaled $1,205 and are included in Treasury Stock, resulting in an average cost of $23.08 per share for the tender offer shares.

The Company funded the repurchase of the shares of its common stock with the proceeds from new senior secured credit facilities. The new credit facilities consist of a $100,000, five-year revolving credit facility and a $486,000, seven-year term loan facility. As of November 30, 2006, the Company had borrowed $486,000 under the term loan facility and $36,550 under the revolving credit facility, to fund the purchase of the shares in the tender offer and subsequent share repurchases, as well as refinance certain existing indebtedness and pay related fees and expenses. Loan origination costs associated with this debt totaled $4,631 and are included as deferred costs in Other assets, net as of November 30, 2006. These costs are being amortized as interest expense over the term of the debt. The unamortized loan origination costs of approximately $4,544 will be expensed as debt extinguishment costs in the second fiscal quarter of 2007 as a result of the subsequent refinancing further discussed in Note 7.

Interest on loans under the new senior secured credit facility are payable at per annum rates equal to (1) in the case of the revolving credit facility, initially, LIBOR plus 175 basis points and adjusting over time based upon Sonic's leverage ratio and (2) in the case of the term loan facility, initially, LIBOR plus 200 basis points and adjusting over time based upon Sonic's credit ratings with Moody's Investors Service Inc.

We paid a commitment fee on the unused portion of the revolving credit facility, starting at 0.375% and adjusting over time based upon our leverage ratio. These credit facilities were governed by various provisions, including commitment fees, covenants and restrictions that did not impact the Company once this debt was refinanced by new securitized debt in December 2006. See Note 7 for further discussion of the subsequent refinancing of this debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Continued)

5. Other Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure associated with the securitized debt that is further discussed in Note 7. The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the securitized debt in December 2006, as planned. The effectiveness of the instrument was assessed quarterly and, as of November 30, 2006, there was no hedge ineffectiveness.

The following table presents the components of comprehensive income:
	Three months ended November 30,
	2006	2005
Net Income	$15,286	$16,430
Deferred hedging loss, net of tax of $2,199	(3,551)	-
Total comprehensive income	$11,735	$16,430

6. Share Repurchase Program

In addition to shares repurchased under the tender offer, 1,747 shares were acquired pursuant to the Company’s Board-approved share repurchase program at an average price of $22.77 per share for a total cost of $39,793 during the first fiscal quarter of 2007. The total remaining amount authorized for repurchase as of November 30, 2006 was $49,620. The Company’s share repurchase program is currently scheduled to expire August 31, 2007.

7. Subsequent Event

On December 20, 2006, various Sonic Corp. subsidiaries issued $600,000 of Fixed Rate Series 2006-1 Senior Notes, Class A-2 (the "Fixed Rate Notes") in a private transaction. These proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction. The Fixed Rate Notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions. The Fixed Rate Notes will have an anticipated contract monthly average fixed interest rate of 5.7%, subject to upward adjustment after the expected six year repayment term. The effective weighted average fixed interest rate is anticipated to be approximately 5.9% on the Fixed Rate Notes, after giving effect to the forward starting swap discussed in Note 5. Amortization of loan costs will produce an overall weighted average interest cost of 6.7% on the Fixed Rate Notes. The Fixed Rate Notes will have an expected life of six years, with a legal final repayment date in December 2031. Additionally, as a result of the refinancing of the senior secured credit facility, the remaining unamortized loan origination costs related to that debt of approximately $4,544 will be expensed as debt extinguishment costs in the second fiscal quarter of 2007.

In connection with the issuance of the Fixed Rate Notes, certain Sonic Corp. subsidiaries also completed a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1 (the "Variable Funding Notes"), which allows for the issuance of up to $200,000 of Variable Funding Notes and certain other credit instruments, including letters of credit in support of various Sonic Corp. subsidiary obligations. Interest on the Variable Funding Notes will be payable at per annum rates equal to LIBOR plus 105 basis points. While no Variable Funding Notes were issued at closing, letters of credit in an aggregate amount of $325 were issued in connection with the establishment of the facility, and it is expected that amounts will be drawn under the Variable Funding Notes from time to time as needed by Sonic Corp. in connection with the operation of its business. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Continued)

7. Subsequent Event (continued)

The subsidiaries that issued the Fixed Rate Notes and the Variable Funding Notes (collectively, the "Notes") are all newly-created, special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and partner drive-in real estate used in the operation of Sonic Corp's existing business. The Notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these Notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets. In addition, Sonic Industries LLC, which is the Sonic Corp. subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers of the Notes and pledged substantially all of its assets to secure such obligations.

Neither Sonic Corp., nor any subsidiary of Sonic. other than the subsidiaries involved in the securitization, guarantee or in any way are liable for the obligations of the subsidiaries involved in the securitization in connection with the issuance of the Notes. Sonic Corp. has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the co-issuers. In connection with the Notes, there is a limitation on indebtedness that may be incurred by Sonic Corp. or its direct and indirect subsidiaries (other than the subsidiaries involved in the securitization), equal to five times EBITDA and/or the satisfaction of certain conditions.

Timely payment of interest (other than contingent interest incurred after the expected repayment term of the Notes) and the outstanding principal of the Notes on the legal final payment date are guaranteed by a financial guaranty insurance policy issued by a monoline insurance company, Ambac Assurance Corporation ("Ambac"). Ambac will be the designated control party entitled to make certain decisions with respect to the Notes prior to and following any event of default with respect to the Notes.

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters The Notes are also subject to customary rapid amortization events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the Notes, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business fundamentals at the drive-in level continued to be strong in the first quarter ended in November 2006, while overall results were impacted by costs associated with the Company’s tender offer and other share repurchase activities which collectively resulted in the repurchase of approximately 20% of the Company’s outstanding stock. While the tender offer was dilutive to earnings per share in the first quarter and will continue to be dilutive in the second quarter of fiscal 2007, we expect it to be accretive to earnings per share in the second half of fiscal year 2007 and beyond. For the first fiscal quarter of 2007, revenues increased by 9.4% and operating income increased 10.6%. Net income decreased 7.0% during the quarter and earnings per share increased 5.6% to $0.19 per diluted share from $0.18 in the year earlier period.

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

System-Wide Performance ($ in thousands)
	Three months ended November 30,
	2006	2005
Percentage increase in sales	8.7%	9.9%

System-wide drive-ins in operation (1):
Total at beginning of period	3,188	3,039
Opened	37	33
Closed (net of re-openings)	(1)	(7)
Total at end of period	3,224	3,065

Core markets (2)	2,447	2,178
Developing markets (2)	777	887
All markets	3,224	3,065

Average sales per drive-in:
Core markets	$272	$261
Developing markets	228	225
All markets	261	253

Change in same-store sales (3):
Core markets	4.3%	5.0%
Developing markets	(0.4)	3.5
All markets	3.4	4.7

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

System-wide same-store sales increased 3.4% during the first quarter of fiscal year 2007 as a result of growth in average check and, to a lesser extent, an increase in traffic (number of transactions per drive-in). This increase in average check was the result of price increases, as well as the success of the PAYS program that has increased credit and debit card transactions that, on average, exceed the average cash transaction.

Looking forward, we have targeted system-wide same-store sales growth in the range of 2% to 4%. During the month of December 2006, estimated system-wide same store sales were above this range. However, given our strong performance of last year aided, in part, by unseasonably mild weather, we continue to target same-store sales growth in the targeted range of 2% to 4% during the second quarter. The winter quarter has historically been our most volatile in terms of sales as a result of the potential impact of adverse weather on sales results. We expect this solid increase in same-store sales to translate to revenue growth in the 9% to 11% range for the second quarter, increasing to the 10% to 12% range in the second half of fiscal year 2007.

During the first quarter of fiscal year 2007, we saw continued growth in sales in our non-traditional day parts, particularly morning and evening business, and we believe we have continued opportunity to grow these day parts throughout fiscal year 2007.

Implementation of the PAYS program, which began in the fall of 2003, was completed in the remainder of our Partner Drive-Ins during the second quarter of 2005. Under the PAYS program, a credit card terminal is added to each drive-in stall to facilitate credit and debit card transactions. Rollout to Franchise Drive-Ins began in February 2005 and extends to over 90% of Sonic’s eligible drive-ins as of November 30, 2006 versus 50% in the year-earlier quarter.

We opened 37 drive-ins during the first quarter, consisting of three Partner Drive-Ins and 34 Franchise Drive-Ins, comparable to the 33 drive-in openings during the first quarter a year ago. Looking forward, the Company continues to expect to open 180 to 200 new drive-ins for fiscal year 2007, including 150 to 160 by franchisees. During the second quarter, the company expects to open 35 to 40 new drive-ins, including approximately 30 by franchisees.

We continued to implement Sonic’s new retrofit program in the first fiscal quarter of 2007, completing the retrofit of 13 Partner Drive-Ins. Sonic began testing its new retrofit look in 2003 and, while certain elements of the new look have been implemented in approximately 130 Partner Drive-Ins, fewer than one-half of the drive-ins retrofitted to date have the final and complete version. The Company plans to roll out the retrofit program to an additional 135 Partner Drive-Ins in fiscal year 2007. In January 2007, Sonic will also begin to extend the program to Franchise Drive-Ins and expects to complete 250 to 300 during fiscal 2007.

Results of Operations

Revenues. Total revenues increased 9.4% to $174.8 million in the first fiscal quarter of 2007. The increase in revenues primarily relates to sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
($ in thousands)

	Three Months Ended November 30,		Increase/	Percent Increase/
	2006	2005	(Decrease)	(Decrease)

Revenues:
Partner Drive-In sales	$146,419	$135,422	$10,997	8.1%
Franchise revenues:
Franchise royalties	25,082	22,253	2,829	12.7%
Franchise fees	1,085	941	144	15.3%
Other	2,204	1,184	1,020	86.1%
Total revenues	$174,790	$159,800	$14,990	9.4%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended November 30,
	2006	2005
Partner Drive-In sales	$146,419	$135,422
Percentage increase	8.1%	12.7%

Drive-ins in operation (1):
Total at beginning of period	623	574
Opened	3	3
Acquired from (sold to) franchisees	-	15
Closed	-	-
Total at end of period	626	592

Average sales per drive-in	$235	$232
Percentage increase	1.5%	3.9%

Change in same-store sales (2)	0.6%	3.0%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Change in Partner Drive-In Sales ($ in thousands)

Three months ended November 30, 2006
Increase from addition of newly constructed drive-ins (1)	$9,749
Increase from same-store sales	1,569
Decrease from drive-ins sold or closed (2)	(321)
Net increase in Partner Drive-In sales	$10,997

(1) Represents the increase for 38 drive-ins opened since the beginning of the prior fiscal year as of November 30, 2006.
(2) Represents the decrease for 1 drive-in sold or closed since the beginning of the prior fiscal year as of November 30, 2006.

Same-store sales at Partner Drive-Ins increased 0.6% during the first quarter, considerably below the 4.0% increase enjoyed by our Franchise Drive-Ins. Our Partner Drive-Ins were early-on beneficiaries of several of our sales-driving initiatives including PAYS, which was completed at all Partner Drive-Ins in January 2005. Franchisees have been more recently benefiting from the addition of PAYS which is implemented in over 90% of Sonic’s eligible drive-ins as of November 30, 2006. The Partner Drive-Ins also served as a testing ground as the look of the retrofit was refined over the last couple of years. We expect same-store sales at Partner Drive-Ins to move closer to the level of Franchise Drive-Ins as we begin the system-wide implementation of the final version of the retrofit in the second fiscal quarter of 2007.

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

Franchise Information ($ in thousands)

	Three months ended November 30,
	2006	2005
Franchise fees and royalties (1)	$26,167	$23,194
Percentage increase	12.8%	10.2%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,565	2,465
Opened	34	30
Acquired from (sold to) company	--	(15)
Closed	(1)	(7)
Total at end of period	2,598	2,473

Franchise Drive-In sales	$692,370	$636,460
Percentage increase	8.8%	9.4%

Effective royalty rate	3.62%	3.50%

Average sales per Franchise Drive-In	$268	$258

Change in same-store sales (3)	4.0%	5.1%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A in our Annual Report on Form 10-K for the year ended August 31, 2006.
(2) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 12.7% to $25.1 million in the first fiscal quarter of 2007, compared to $22.3 million in the first fiscal quarter of 2006. Of the $2.8 million increase, approximately $1.7 million resulted from Franchise Drive-Ins’ same-store sales growth of 4.0% in the first fiscal quarter of 2007, combined with an increase in the effective royalty rate to 3.62% during the first fiscal quarter of 2007 compared to 3.50% during the same period in fiscal year 2006. Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees increased slightly to $1.1 million from $0.9 million as franchisees opened 34 new drive-ins in the first fiscal quarter of 2007 compared to 30 new drive-ins in the first fiscal quarter of 2006.

Despite continued pressure on development costs and an increasingly complex development environment, we continue to expect our franchisees to open 150 to 160 new drive-ins during fiscal 2007.

Other income increased 86.1% to $2.2 million in the first fiscal quarter of 2007. The increase relates primarily to the settlement of non-income tax matters during the quarter.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 81.6% in the first quarter of 2007 from 81.3% in the first fiscal quarter of 2006. Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended November 30,
	2006	2005
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	26.3%	26.7%
Payroll and other employee benefits	30.8	30.2
Minority interest in earnings of Partner Drive-Ins	3.3	3.6
Other operating expenses	21.2	20.8
Total Partner Drive-In cost of operations	81.6%	81.3%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased 0.4 percentage points during the first quarter of fiscal year 2007 primarily as a result of favorable commodity prices, particularly beef and dairy. Looking forward, although commodity prices were favorable in the first quarter, pressure is expected on potato costs, which will likely result in relatively flat to slightly favorable food and packaging costs, as a percentage of sales, on a year-over-year basis for the second quarter.

Labor costs increased by 0.6 percentage points during the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006. This increase was a result of minimum wage increases in Florida and Arkansas, as well as softer than planned growth in same-store sales at Partner Drive-Ins. Looking forward, we expect leverage from sales growth and price increases to partially offset the increases in minimum wage that will go into effect January 1. This should result in labor costs, as a percentage of sales, that are slightly unfavorable on a year-over-year basis for the next several quarters.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $0.1 million during the first fiscal quarter of 2007. While these costs increased in real terms, they declined as a percentage of company-owned restaurant sales reflecting our partner’s share of the increased operating costs experienced during the first quarter. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter. Since we expect our average store level profits to continue to grow in fiscal year 2007, we would expect minority interest to increase in dollar terms but stay relatively flat as a percentage of Partner Drive-In sales.

Other operating expenses increased by 0.4 percentage points during the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006 largely due to higher repair and maintenance expenditures. Looking forward, we expect these costs to benefit from the leverage of higher sales and to be favorable as a percentage of sales on a year-over-year basis.

To summarize, we expect overall restaurant-level margins will be flat to slightly favorable, on a year-over-year basis during the second quarter.

Selling, General and Administrative. Selling, general and administrative expenses increased 15.1% to $14.0 million during the first fiscal quarter of 2007 compared to the same period of fiscal year 2006. The current year expense included approximately $500 thousand related to financial advisory services provided to the Company in connection with its recent tender offer transaction. Excluding this charge, the increase was approximately 11%. We anticipate that these costs will increase in the range of 10% to 12% during the remainder of fiscal year 2007 as compared to the prior year.

Depreciation and Amortization. Depreciation and amortization expense increased 8.7% to $10.8 million in the first quarter. Capital expenditures during the first three months of fiscal year 2007 were $15.9 million. Looking forward, with approximately $75 to $80 million in capital expenditures planned for the year, depreciation and amortization is expected to increase by approximately 8% to 10% for fiscal year 2007.

Interest Expense. Net interest expense increased $5.7 million to $7.0 million as compared to the same period in fiscal year 2006. The increase is attributed to increased borrowings that resulted from advances on the new term loan facility used to fund the purchase of shares in the tender offer and subsequent repurchases, as well as $1.3 million in debt extinguishment costs related to the refinancing of our existing indebtedness. Going forward, we expect net interest expense to continue to increase as a result of the increased borrowings related to our recapitalization and depending upon the level of future share repurchases. Interest expense in the second quarter is expected to be in the range of $14 to $15 million, including approximately $4.5 million for debt extinguishment costs.

Income Taxes. The provision for income taxes reflects an effective federal and state tax rate of 35.0% for the first quarter of fiscal year 2007 as compared to 37.5% in the same period of 2006. The lower rate in the first quarter of fiscal year 2007 is due primarily to favorable resolution of tax matters. We expect the effective tax rate for the second fiscal quarter of 2007 to be in the range of 27 to 31% as a result of the retroactive extension of the Workers Opportunity Tax Credit, combined with lower income resulting from extinguishment of debt costs. For the second half of fiscal year 2007, we expect our effective tax rate to be in the range of 35.0% to 37.0%. However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first three months of fiscal year 2007, current assets increased 27.9% to $54.4 million compared to $42.5 million as of the prior fiscal year end, attributable to a $15.2 million increase in cash balances as a result of positive operating cash flows. Net property and equipment decreased approximately $2.5 million primarily as a result of capital expenditure of $15.9 million and capital lease additions of $4.1 million, offset by the sale of real estate of approximately $12.6 million and depreciation of $10.6 million. Other assets increased by $4.9 million as a result of deferred loan origination costs related to the debt transactions related to the tender offer. These changes combined with the increase in current assets to produce a 2.3% increase in total assets to $652.5 million as of the end of the first quarter of fiscal year 2007.

Total current liabilities decreased $4.9 million or 6.3% during the first three months of fiscal year 2007 as a result of decreased accounts payable, which is partially offset by an increase in tax liabilities due to the timing of tax payments. The noncurrent portion of long-term debt increased $401.6 million or 342.8%, largely as a result of advances on the new term loan facility used to fund the purchase of shares in the tender offer. Overall, total liabilities increased $405.5 million or 164.6% as a result of the items discussed above.

Stockholders’ equity decreased $391.1 million or 99.8% during the first three months of fiscal year 2007 primarily resulting from stock repurchase activity during the quarter. The company completed a “modified Dutch auction” tender offer in October 2006, repurchasing 15.9 million shares at a purchase price of $23.00 per share for a total of $366.1 million, and incurred costs related to the transaction totaling $1.2 million that are included in stockholders’ equity. Subsequent to the tender offer, additional repurchases totaling approximately $40 million were completed under the Board-approved share repurchase program. The stock repurchase activity was offset by earnings during the period of $15.3 million and proceeds and the related tax benefits from the exercise of stock options. At the end of the first fiscal quarter of 2007, our debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio was 3.1.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $4.3 million or 12.9% to $28.8 million in the first three months of fiscal year 2007 as compared to $33.1 million in the same period of fiscal year 2006, primarily as a result of the timing of liability payments. We anticipate continuing to generate increasing positive free cash flow going forward. We believe free cash flow, which we define as net income plus depreciation and amortization and stock-based compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt.

Investing Cash Flows. We opened three newly constructed Partner Drive-Ins during the first fiscal quarter of 2007. During the first three months of this fiscal year, we used cash generated by operating activities and borrowings to fund capital additions totaling $15.9 million, which included the cost of newly opened drive-ins, new equipment for existing drive-ins, drive-ins under construction and other capital expenditures. We also entered into a sale-leaseback agreement during the first quarter and disposed of the real estate underlying drive-ins that were acquired in fiscal year 2006 for proceeds of approximately $12.6 million. During the three months ended November 30, 2006, we purchased the real estate for two of the three newly constructed drive-ins.

Financing Cash Flows. As of November 30, 2006, we had an agreement with a group of banks that provided us with a $150.0 million revolving credit facility expiring in September 2011. As of November 30, 2006, our outstanding borrowings under the revolving credit facility were $36.6 million at an effective borrowing rate of 8.06%, as well as $0.3 million in outstanding letters of credit. The amount available under the revolving credit facility as of November 30, 2006, was $113.1 million. In addition to the revolving credit facility, the Company funded a new term loan facility for $486 million in the first quarter, refinancing the then-existing balance on the previous line of credit. This new term loan facility had an effective borrowing rate of 7.32%. Debt issuance costs totaling $5.2 million were incurred in conjunction with the new term loan facility and the anticipated securitized debt during the first quarter of fiscal year 2007. Considering the securitized debt issued in December 2006, we currently have long-term debt maturing in fiscal years 2007 and 2008 of $6.6 million and $20.1 million, respectively. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use our revolving credit facilities to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2006 for additional information regarding our long-term debt.

The company completed a “modified Dutch auction” tender offer in October 2006, repurchasing 15.9 million shares at a purchase price of $23.00 per share for a total of $366.1 million, and incurred costs related to the transaction totaling $1.2 million that are included in stockholders’ equity. Subsequent to the tender offer, under the share repurchase program authorized by our Board of Directors, the Company acquired 1.7 million shares at an average price of $22.77 per share for a total cost of $40.0 million during the first fiscal quarter of 2007. As of November 30, 2006, we had approximately $49.6 million available under the program.

We plan capital expenditures of approximately $75 to $80 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations and borrowings under credit facilities.

As of November 30, 2006, our total cash balance of $24.8 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under available revolving facilities, will meet our needs for the foreseeable future.

In December 2006, the Company refinanced all existing bank indebtedness through a securitization of our Franchise and Partner Drive-In royalties and Partner Drive-In rental stream. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for further discussion of the details of the transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2006.

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

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2007 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
September 1, 2006 through September 30, 2006	--	$--	--	$89,413
October 1, 2006 through October 31, 2006	16,836	$23.06	16,836	$68,571
November 1, 2006 through November 30, 2006	829	$22.85	829	$49,620
Total	17,665	$23.05	17,665

(1) 1,747 of the shares purchased during the first quarter of fiscal 2007 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In April 2006, the Company’s Board of Directors approved an increase in the share repurchase authorization from $34,581 to $110,000 and extended the program to August 31, 2007. The remaining 15,918 shares purchased during the first quarter of fiscal year 2007 were purchased in conjunction with the Company’s “modified Dutch auction” tender offer that was publicly announced in August 2006 and closed in October 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Ronald L. Matlock has announced his retirement effective January 31, 2007, and will resign from his position as Senior Vice President, General Counsel and Secretary of the Company.  As an arrangement mutually agreed upon between Mr. Matlock and the Company, the Company will pay to Mr. Matlock, over a period of eighteen months, an amount equal to obligations set forth in his Employment Agreement dated August 20, 1996, a copy of which is attached as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, consistent with a separation from employment without cause.

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

SONIC CORP.

Date: January 8, 2007	By:	/s/ Stephen C. Vaughan
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