Form 10-Q
period 2007-02-28
SONIC CORP
filed 2007-04-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer   X   .                                                      Accelerated filer ____.                                           Non-accelerated filer        .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes          .  No   X  .

As of February 28, 2007, the Registrant had 66,748,899 shares of common stock issued and outstanding (excluding 48,965,338 shares of common stock held as treasury stock).

SONIC CORP.
Index

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	(Unaudited)
ASSETS	February 28, 2007	August 31, 2006
Current assets:
Cash and cash equivalents	$50,114	$9,597
Accounts and notes receivable, net	20,500	21,271
Other current assets	19,451	11,642
Total current assets	90,065	42,510

Property, equipment and capital leases	703,130	675,108
Less accumulated depreciation and amortization	(216,601)	(198,054)
Property, equipment and capital leases, net	486,529	477,054

Goodwill, net	100,754	96,949
Trademarks, trade names and other intangible assets, net	10,203	10,746
Investment in direct financing leases and noncurrent portion of
notes receivable	7,221	8,997
Debt origination costs and other assets, net	24,286	1,762
Intangibles and other assets, net	142,464	118,454
Total assets	$719,058	$638,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,486	$23,438
Deposits from franchisees	1,609	2,553
Accrued liabilities	31,391	33,874
Income taxes payable	5,665	10,673
Obligations under capital leases and long-term debt
due within one year	12,682	7,557
Total current liabilities	78,833	78,095

Obligations under capital leases due after one year	38,547	34,295
Long-term debt due after one year	612,660	117,172
Other noncurrent liabilities	15,249	16,763

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized;
115,714,237 shares issued (114,988,369 shares issued at August 31, 2006)	1,157	1,150
Paid-in capital	184,355	173,802
Retained earnings	498,205	476,694
Accumulated other comprehensive loss	(3,077)	(484)
	680,640	651,162
Treasury stock, at cost; 48,965,338 common shares
(29,506,003 shares at August 31, 2006)	(706,871)	(259,469)
Total stockholders’ equity (deficit)	(26,231)	391,693
Total liabilities and stockholders’ equity	$719,058	$638,018

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues:
Partner Drive-In sales	$137,007	$126,376	$283,426	$261,798
Franchise Drive-Ins:
Franchise royalties	22,541	20,745	47,623	42,998
Franchise fees	666	879	1,751	1,820
Other	1,238	948	3,442	2,132
	161,452	148,948	336,242	308,748
Costs and expenses:
Partner Drive-Ins:
Food and packaging	35,244	33,160	73,779	69,267
Payroll and other employee benefits	43,644	38,938	88,680	79,940
Minority interest in earnings
of Partner Drive-Ins	4,955	4,490	9,859	9,321
Other operating expenses, exclusive of depreciation and amortization included below	28,207	26,027	59,212	54,212
	112,050	102,615	231,530	212,740

Selling, general and administrative	14,401	13,214	28,434	25,410
Depreciation and amortization	11,099	9,997	21,857	19,894
	137,550	125,826	281,821	258,044
Income from operations	23,902	23,122	54,421	50,704

Interest expense	10,957	2,271	17,514	4,118
Debt extinguishment and other costs	4,818	–	6,076	–
Interest income	(653)	(175)	(1,451)	(715)
Net interest expense	15,122	2,096	22,139	3,403
Income before income taxes	8,780	21,026	32,282	47,301
Provision for income taxes	2,555	8,122	10,771	17,967
Net income	$6,225	$12,904	$21,511	$29,334

Net income per share – basic	$.09	$.15	$.30	$.34

Net income per share – diluted	$.09	$.14	$.29	$.33

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Six months ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net income	$21,511	$29,334
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	21,857	19,894
Stock-based compensation expense	3,173	3,447
Debt extinguishment and other costs	6,076	–
Payment for hedge termination	(5,640)	–
Amortization of debt costs to interest expense	1,236	–
Excess tax benefit from exercise of employee stock options	(2,785)	(2,880)
Provision for deferred income taxes	(631)	(406)
Other	(250)	177
(Increase) decrease in operating assets	(6,996)	3,851
Increase (decrease) in operating liabilities:
Accounts payable	3,953	(1,280)
Accrued and other liabilities	(3,925)	(4,124)
Total adjustments	16,068	18,679
Net cash provided by operating activities	37,579	48,013

Cash flows from investing activities:
Purchases of property and equipment	(36,193)	(31,730)
Acquisition of businesses, net of cash received	(4,176)	(14,761)
Proceeds from sale of real estate	12,619	–
Proceeds from collection of long-term notes receivable	1,350	(147)
Acquisition of intangibles and other assets	(845)	(365)
Other	909	1,893
Net cash used in investing activities	(26,336)	(45,110)

Cash flows from financing activities:
Payments on long-term debt	(710,265)	(93,699)
Proceeds from long-term borrowings	1,209,815	181,020
Purchases of treasury stock	(446,989)	(73,095)
Debt issuance costs	(27,771)	–
Proceeds from exercise of stock options	4,104	2,436
Excess tax benefit from exercise of employee stock options	2,785	2,880
Other	(2,405)	(1,549)
Net cash provided by financing activities	29,274	17,993

Net increase in cash and cash equivalents	40,517	20,896
Cash and cash equivalents at beginning of period	9,597	6,431
Cash and cash equivalents at end of period	$50,114	$27,327

Supplemental Cash Flow Information:
Additions to capital lease obligations	$5,667	$4,958
Stock options exercised by stock swap	412	797

See accompanying notes

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2006.  The results of operations for the three- and six-month periods ended February 28, 2007, are not necessarily indicative of the results to be expected for the full year ending August 31, 2007.

2. Reclassifications

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2007 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Numerator:
Net income	$6,225	$12,904	$21,511	$29,334
Denominator:
Weighted average shares outstanding – basic	67,325	86,227	71,966	86,821
Effect of dilutive employee stock options	2,701	3,034	2,791	3,070
Weighted average shares – diluted	70,026	89,261	74,757	89,891

Net income per share – basic	$.09	$.15	$.30	$.34

Net income per share – diluted	$.09	$.14	$.29	$.33

All references to numbers of shares outstanding and per share amounts in this Form 10-Q reflect the effect of the Company’s three-for-two stock split in April 2006.

4. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of February 28, 2007, the total amount guaranteed under the GEC agreement was $2,410. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2007, the amount remaining under the guaranteed lease obligations totaled $3,957.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of February 28, 2007, the balance of the loan was $2,255.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of February 28, 2007.

5. Other Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until the securitized debt, discussed in Note 8, was closed in December 2006. The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the securitized debt in December 2006, as planned. The loss resulting from settlement was recorded in accumulated other comprehensive income and will be amortized to interest expense over the remaining term of the securitized debt.  The ineffective portion of the hedge was $275 and was recorded in debt extinguishment and other costs on the income statement in the second quarter of fiscal 2007.  The cash flows resulting from these hedge transactions are included in cash flows from operating activities on the statement of cash flows.

The following table presents the components of comprehensive income:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Net Income	$6,225	$12,904	$21,511	$29,334
Decrease (increase) in deferred hedging loss	958	(160)	(2,593)	(160)
Total comprehensive income	$7,183	$12,744	$18,918	$29,174

6. Share Repurchase Program

In addition to shares repurchased under the tender offer described below, 3,480 shares were acquired pursuant to the Company’s Board-approved share repurchase program at an average price of $22.62 per share for a total cost of $78,707 during the first half of fiscal 2007. On January 31, 2007, the Board of Directors approved an increase in the Company’s share repurchase program from $10,705 to $100,000.  The total remaining amount authorized for repurchase as of February 28, 2007 was $100,000 and is currently scheduled to expire August 31, 2007.  Share repurchases continued after February 28, 2007, and, through April 5, 2007, an additional 1,712 shares were repurchased at an average price of $20.88 for a total cost of $35,747, leaving $64,253 authorized for repurchase.

7. Tender Offer and Related Debt

On October 13, 2006, as part of a “modified Dutch auction” tender offer, the Company repurchased 15,918 shares of its common stock that were properly tendered and not withdrawn, at a purchase price of $23.00 per share for a total purchase price of $366,117. Costs incurred in relation to the tender offer totaled $1,205 and are included in treasury stock, resulting in an average cost of $23.08 per share for the tender offer shares.

The Company originally funded the repurchase of the shares of its common stock with the proceeds from new senior secured credit facilities. The new credit facilities consisted of a $100,000, five-year revolving credit facility and a $486,000, seven-year term loan facility. Loan origination costs associated with this debt totaled $4,631, and the unamortized loan origination costs of $4,544 were expensed as debt extinguishment costs in the second fiscal quarter of 2007 as a result of the subsequent refinancing further discussed in Note 8.

8. Securitized Debt

On December 20, 2006, various subsidiaries of the Company issued $600,000 of Fixed Rate Series 2006-1 Senior Notes, Class A-2 (the "Fixed Rate Notes") in a private transaction. These proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction. The Fixed Rate Notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions. The Fixed Rate Notes have a contract monthly average fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term. The effective weighted average fixed interest rate is approximately 5.9% on the Fixed Rate Notes, after giving effect to the forward starting swap discussed in Note 5.  At February 28, 2007, the balance outstanding under the Fixed Rate Notes totaled $599,761.  Loan origination costs associated with this debt totaled $23,760 and are included in debt origination costs and other assets, net as of February 28, 2007.  Amortization of these loan costs produces an overall weighted average interest cost of 6.7% on the Fixed Rate Notes. The Fixed Rate Notes have an expected life of six years, with a legal final repayment date in December 2031.

In connection with the issuance of the Fixed Rate Notes, certain subsidiaries of the Company also completed a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1 (the "Variable Funding Notes"), which allows for the issuance of up to $200,000 of Variable Funding Notes and certain other credit instruments, including letters of credit in support of various subsidiary obligations.  As of February 28, 2007, $21,600 was outstanding under the Variable Funding Notes at an effective borrowing rate of 6.40%.  Considering the $375 in outstanding letters of credit, $178,025 was unused and available under the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5%.

The subsidiaries that issued the Fixed Rate Notes and the Variable Funding Notes (collectively, the "Notes") are all newly-created, special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic's franchising assets and Partner Drive-In real estate used in the operation of the Company's existing business.  As of February 28, 2007, total assets for these combined indirect subsidiaries were approximately $375,000, including receivables for royalties, Partner Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of approximately $11,500.  The Notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these Notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets. In addition, Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers of the Notes and pledged substantially all of its assets to secure such obligations.

Neither the Company, nor any subsidiary of the Company other than the subsidiaries involved in the securitization, guarantee or in any way are liable for the obligations of the subsidiaries involved in the securitization in connection with the issuance of the Notes. The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the co-issuers. In connection with the Notes, there is a limitation on indebtedness that may be incurred by the Company or its direct and indirect subsidiaries (other than the subsidiaries involved in the securitization), equal to five times EBITDA and/or the satisfaction of certain conditions.

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

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  The Notes are also subject to customary rapid amortization events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the Notes, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business fundamentals at the drive-in level continued to be strong in the second quarter ended in February 2007. Overall results, however, were impacted by costs associated with the financing of the Company’s tender offer and other share repurchase activities which have collectively resulted in the repurchase of approximately 23% of the Company’s outstanding stock as of February 28, 2007. While the tender offer was dilutive to earnings per share in the first two quarters of fiscal 2007, we expect it to be accretive to earnings per share in the second half of fiscal year 2007 and beyond. For the second fiscal quarter of 2007, revenues increased by 8.4% and operating income increased 3.4%. Net income decreased 51.8% during the quarter and earnings per share decreased 35.7% to $0.09 per diluted share from $0.14 in the year earlier period.  For the first half of fiscal 2007, revenues increased by 8.9% and operating income increased 7.3%. Net income decreased 26.7% during the period and earnings per share decreased 12.1% to $0.29 per diluted share from $0.33 in the year earlier period.  The Company’s earnings were reduced by special items totaling $.07 per diluted share for the second quarter and $.08 per diluted share for the six month period.  The following table shows the impact of these special items on reported net income per diluted share:

	Three months ended	Six months ended
	February 28, 2007	February 28, 2007
Net income per diluted share, reported	$.09	$.29
Debt extinguishment and refinancing charges	.05	.06
Dilution from tender offer	.03	.04
Reinstatement of tax credit program and resolution of tax case	(.01)	(.02)
Net income per diluted share before special items	$.16	$.37

This measure of net income per diluted share before special items provides for comparability to prior year net income per diluted share, and is useful in assessing ongoing operational performance.  After adjustment for these special items, net income per diluted share increased 14% for the quarter and 12% for the six months ended February 28, 2007.

The following table provides information regarding the number of Partner Drive-Ins and Franchise Drive-Ins in operation as of the end of the periods indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Partner and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues because franchisees pay royalties based on a percentage of sales.

System-Wide Performance ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Percentage increase in sales	6.8%	12.2%	7.6%	11.2%

System-wide drive-ins in operation (1):
Total at beginning of period	3,224	3,065	3,188	3,039
Opened	29	33	66	66
Closed (net of re-openings)	(8)	(9)	(9)	(16)
Total at end of period	3,245	3,089	3,245	3,089

Core markets (2)	2,457	2,372	2,457	2,372
Developing markets (2)	788	717	788	717
All markets	3,245	3,089	3,245	3,089

System-Wide Performance (continued) ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Average sales per drive-in:
Core markets	$249	$244	$521	$505
Developing markets	208	202	436	425
All markets	239	235	500	486

Change in same-store sales (3):
Core markets	2.2%	6.1%	3.3%	5.5%
Developing markets	1.5	2.9	0.4	3.0
All markets	2.0	5.5	2.7	5.0

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

System-wide same-store sales increased 2.0% during the second quarter of fiscal year 2007 as a result of growth in average check, offset somewhat by a decrease in traffic (number of transactions per drive-in). The growth in same-store sales was impacted by inclement weather in a number of markets during the month of January.  Traffic growth was positive in the months of December and February.  The increase in average check was the result of price increases, as well as the success of the PAYS program (the installation of a credit card terminal on each menu housing) that has increased credit and debit card transactions that, on average, exceed the average cash transaction.  The rollout of the PAYS program is virtually complete, now installed in over 95% of eligible drive-ins.

Looking forward, we have targeted system-wide same-store sales growth in the range of 2% to 4%.  We expect that this level of increase in same-store sales, combined with new unit growth, will produce revenue growth in the 10% to 12% range in the second half of fiscal year 2007.  During the month of March 2007, estimated system-wide same-store sales were above the 2% to 4% range.

We opened 29 drive-ins during the second quarter, consisting of seven Partner Drive-Ins and 22 Franchise Drive-Ins, down slightly compared to the 33 drive-in openings during the second quarter a year ago. Through the first half of fiscal 2007, the total number of drive-in openings was 66, equal to the number opened in the prior year period.  Looking forward, the Company expects to open 180 to 190 new drive-ins for fiscal year 2007, including 150 to 160 by franchisees. During the third quarter, the Company expects to open 50 to 55 new drive-ins, including approximately 40 to 45 by franchisees.

We continued to implement Sonic’s new retrofit program in the second quarter of 2007.  Through the first half of fiscal 2007, Sonic retrofitted 54 Partner Drive-Ins, including 41 in the second quarter. Sonic began testing its new retrofit look in 2003 with certain elements being implemented on a test basis at approximately 130 Partner Drive-Ins prior to fiscal year 2007.  The complete retrofit is expected to have a more significant impact on sales growth going forward.  The Company plans to roll out the retrofit program to an additional 100 Partner Drive-Ins in fiscal year 2007. During the second quarter of fiscal 2007, Sonic also extended the roll-out of this program to Franchise Drive-Ins. The retrofit of five Franchise Drive-Ins was completed during the second quarter.  Sonic expects to complete 250 to 300 Franchise Drive-In retrofits during fiscal 2007.

System-wide media expenditures recently increased by $10 million to $170 million for fiscal 2007.  These increased marketing efforts will be used primarily for network cable advertising which provides the benefit of a broader reach to the cable audience and effectively promotes overall brand awareness.

Results of Operations

Revenues. Total revenues increased 8.4% to $161.4 million in the second fiscal quarter of 2007 and 8.9% to $336.2 million for the first six months of fiscal 2007. The increase in revenues primarily relates to sales growth for Partner Drive-Ins, including the impact of acquiring eight Franchise Drive-Ins on January 1, 2007 and, to a lesser extent, a rise in franchising income.

Revenues
(In thousands)
				Percent
	February 28,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
Three months ended
Revenues:
Partner Drive-In sales	$137,007	$126,376	$10,631	8.4%
Franchise revenues:
Franchise royalties	22,541	20,745	1,796	8.7
Franchise fees	666	879	(213)	(24.2)
Other	1,238	948	290	30.6
Total revenues	$161,452	$148,948	$12,504	8.4%

Six months ended
Revenues:
Partner Drive-In sales	$283,426	$261,798	$21,628	8.3%
Franchise revenues:
Franchise royalties	47,623	42,998	4,625	10.8
Franchise fees	1,751	1,820	(69)	(3.8)
Other	3,442	2,132	1,310	61.4
Total revenues	$336,242	$308,748	$27,494	8.9%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Partner Drive-In sales	$137,007	$126,376	$283,426	$261,798
Percentage increase	8.4%	12.2%	8.3%	12.4%

Drive-ins in operation (1):
Total at beginning of period	626	592	623	574
Opened	7	7	10	10
Acquired from (sold to) franchisees	8	–	8	15
Closed	(2)	–	(2)	–
Total at end of period	639	599	639	599

Average sales per drive-in	$216	$213	$451	$444
Percentage increase	1.6%	2.5%	1.6%	3.1%

Change in same-store sales (2)	0.7%	2.5%	0.6%	2.8%

((  (1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2 (2) Represents percentage change for drive-ins open for a minimum of 15 months.

Change in Partner Drive-In Sales ($ in thousands)
	Three months ended	Six months ended
	February 28, 2007	February 28, 2007
Increase from addition of newly constructed drive-ins (1)	$9,056	$18,694
Increase from acquisition of drive-ins (2)	985	985
Increase from same-store sales	792	2,359
Decrease from drive-ins sold or closed (3)	(202)	(410)
Net increase in Partner Drive-In sales	$10,631	$21,628

(1) Represents the increase for 42 drive-ins for the quarter opened since the beginning of the second quarter of the prior fiscal year and 45 drive-ins for the six month period opened since the beginning of the prior fiscal year.

(2) Represents the increase for 8 drive-ins for the quarter acquired since the beginning of the second quarter of the prior fiscal year and 8 drive-ins for the six month period acquired since the beginning of the prior fiscal year.

(3) Represents the decrease for 3 drive-ins for the quarter sold or closed since the beginning of the second quarter of the prior fiscal year and 3 drive-ins for the six month period sold or closed since the beginning of the prior fiscal year.

Same-store sales at Partner Drive-Ins increased 0.7% during the second quarter, below the 2.3% increase enjoyed by our Franchise Drive-Ins.  Our Partner Drive-Ins were early-on beneficiaries of several of our sales-driving initiatives including the PAYS program, which was completed at all Partner Drive-Ins in January 2005. Franchisees have been more recently benefiting from the addition of PAYS which is now implemented in over 95% of Sonic’s eligible drive-ins. The Partner Drive-Ins also served as a testing ground as the look of the retrofit was refined over the last two years. We expect same-store sales growth at Partner Drive-Ins to move closer to the level of Franchise Drive-Ins as we continue the system-wide implementation of the final version of the retrofit through the remainder of fiscal 2007 and beyond.

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

Franchise Information ($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Franchise fees and royalties	$23,207	$21,624	$49,374	$44,818
Percentage increase	7.3%	13.6%	10.2%	11.8%

Franchise Drive-Ins in operation (1):
Total at beginning of period	2,598	2,473	2,565	2,465
Opened	22	26	56	56
Acquired from (sold to) company	(8)	–	(8)	(15)
Closed	(6)	(9)	(7)	(16)
Total at end of period	2,606	2,490	2,606	2,490

Franchise Drive-In sales	$637,843	$599,084	$1,328,798	$1,236,985
Percentage increase	6.5%	12.2%	7.4%	10.9%

Effective royalty rate	3.53%	3.46%	3.58%	3.48%

Average sales per Franchise Drive-In	$245	$243	$513	$500

Change in same-store sales (2)	2.3%	6.5%	3.2%	5.7%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 8.7% to $22.5 million in the second fiscal quarter of 2007, compared to $20.7 million in the second fiscal quarter of 2006. Of the $1.8 million increase, approximately $0.6 million resulted from Franchise Drive-Ins’ same-store sales growth of 2.3% in the second fiscal quarter of 2007, combined with an increase in the effective royalty rate to 3.53% during the second fiscal quarter of 2007 compared to 3.46% during the same period in fiscal year 2006. Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise royalties increased 10.8% to $47.6 million in the first two fiscal quarters of 2007, compared to $43.0 million during the same period of the prior year.  Of the $4.6 million increase, approximately $2.4 million resulted from Franchise Drive-Ins’ same-store sales growth of 3.2% in the first six months of fiscal year 2007, combined with an increase in the effective royalty rate to 3.58% during the first two fiscal quarters of 2007 compared to 3.48% during the same period in fiscal year 2006. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees decreased slightly to $0.7 million from $0.9 million as franchisees opened 22 new drive-ins in the second fiscal quarter of 2007 compared to 26 new drive-ins in the second fiscal quarter of 2006. Franchise fees were virtually unchanged for the six month periods as franchisees opened 56 new drive-ins in both fiscal year 2007 and 2006.

Looking forward, franchise royalties and franchise fees will begin to be impacted positively by the recent offer the Company has made to franchisees to convert certain older forms of license agreement to a newer form.  The new license will extend a franchisee’s term for 20 years from the date of conversion.  The new agreement will go into effect April 1, 2007.  Based on initial indications of intent to convert, the Company expects incremental franchise royalty income of more than $1.0 million in the second half of fiscal 2007 and an additional $1.5 million to $2.0 million in fiscal 2008.

Other income increased 30.6% to $1.2 million in the second fiscal quarter of 2007 and 61.4% to $3.4 million for the first half of fiscal 2007. The increase relates primarily to the settlement of non-income tax matters during the first fiscal quarter.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 81.8% in the second quarter of 2007 from 81.2% in the second fiscal quarter of 2006, and increased to 81.7% for the first six months of 2007 compared to 81.3% for the same period of fiscal year 2006. Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	25.7%	26.2%	26.0%	26.5%
Payroll and other employee benefits	31.9	30.8	31.3	30.5
Minority interest in earnings of
Partner Drive-Ins	3.6	3.6	3.5	3.6
Other operating expenses	20.6	20.6	20.9	20.7
Total Partner Drive-In cost of operations	81.8%	81.2%	81.7%	81.3%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased 0.5 percentage points for both the second quarter and first half of fiscal year 2007 compared to the same periods of fiscal year 2006 primarily as a result of menu price increases and favorable commodity prices. Looking forward, we expect food and packaging costs to continue to be favorable on a year-over-year basis for the remainder of fiscal 2007.

Labor costs increased by 1.1 percentage points during the second quarter of fiscal year 2007 and increased 0.8 percentage points for the first six months of fiscal year 2007 compared to the same period in fiscal year 2006. This increase was a result of lower than expected sales volumes, particularly during the month of January, as well as minimum wage increases in several states. Looking forward, while we expect leverage from sales growth and price increases to partially offset the minimum wage increases, labor costs, as a percentage of sales, are expected to continue to be unfavorable on a year-over-year basis for the next several quarters.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $0.5 million during the second fiscal quarter and first six months of fiscal year 2007 compared to the same periods of fiscal year 2006. While these costs increased in real terms, they declined as a percentage of Partner Drive-In sales for the six month period reflecting our partner’s share of the increased operating costs experienced during the first quarter. We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter. Since we expect our average store level profits to continue to grow in fiscal year 2007, we would expect minority interest to increase in dollar terms and as a percentage of Partner Drive-In sales.

Other operating expenses remained virtually unchanged during the second quarter and increased 0.2 percentage points in the first six months of fiscal year 2007 compared to the same periods in fiscal year 2006 largely due to higher repair and maintenance expenditures. Looking forward, we expect these costs to benefit from the leverage of higher sales and to be favorable as a percentage of sales on a year-over-year basis.

To summarize, we expect overall restaurant-level margins will be flat to slightly favorable, on a year-over-year basis during the third quarter.

Selling, General and Administrative.  Selling, general and administrative expenses increased 9.0% to $14.4 million during the second fiscal quarter of 2007 compared to the same period of fiscal year 2006, and increased 11.9% to $28.4 million for the first six months of 2007 versus the same period of 2006.  The current year expense included approximately $500 thousand related to financial advisory services provided to the Company in connection with its recent tender offer transaction. Excluding this charge, the increase was approximately 10% for the six month period. We anticipate that these costs will increase in the range of 10% to 12% during the remainder of fiscal year 2007 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased 11.0% to $11.1 million in the second quarter of fiscal year 2007, and increased 9.9% to $21.9 million for the first six months of 2007.  Capital expenditures during the first six months of fiscal year 2007 were $40.4 million, including $4.2 million related to the acquisition of drive-ins. Looking forward, with approximately $80 million in capital expenditures planned for the year, depreciation and amortization is expected to increase by approximately 10% for the remainder of fiscal year 2007.

Interest Expense.  Net interest expense increased $13.0 million to $15.1 million for the second quarter and increased $18.7 million to $22.1 million for the first six months of fiscal year 2007 as compared to the same periods in fiscal year 2006. The increase is attributed to interest on increased borrowings used to fund the purchase of shares in the tender offer and subsequent repurchases, as well as $1.3 million in debt extinguishment costs related to refinancing existing indebtedness in the first quarter of fiscal 2007, followed by $4.8 million in debt extinguishment and other costs associated with the securitized debt refinancing that occurred in the second quarter of fiscal 2007. Going forward, we expect net interest expense to continue to increase as a result of the increased borrowings related to our recapitalization and depending upon the level of future share repurchases. Interest expense in the third quarter is expected to be in the range of $11 to $12 million.

Income Taxes.  Our income tax rate during the second quarter was approximately 29.1%, as compared to 38.6% for the same period of 2006. The provision for income taxes reflects an effective federal and state tax rate of 33.4% for the first half of fiscal year 2007 as compared to 38.0% in the same period of 2006. The lower rate in the second quarter resulted from the retroactive extension of the Workers Opportunity Tax Credit, in addition to the impact of the lower net income amount compared to the prior year.  The lower rate for the first half of fiscal year 2007 was also impacted by the favorable resolution of tax matters in the first quarter.  For the second half of fiscal year 2007, we expect our effective tax rate to be in the range of 35.0% to 37.0%. However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first six months of fiscal year 2007, current assets increased 111.9% to $90.1 million compared to $42.5 million as of the prior fiscal year end as a result of a $40.5 million increase in cash balances primarily  as a result of changes in cash processing for the securitized cash flows, as well as a new cash reserve requirement of approximately $11.4 million under the securitized debt agreements.  Net property and equipment increased approximately $9.5 million primarily as a result of capital expenditures of $40.4 million and capital lease additions of $5.7 million.  These increases were offset by the sale of real estate of approximately $12.6 million related to the sale and leaseback of property acquired at the end of fiscal 2006, as well as depreciation for the period. Other assets increased by $22.5 million as a result of deferred loan origination costs related to the securitized debt. These changes combined with the increase in current assets to produce a 12.7% increase in total assets to $719.1 million as of the end of the second quarter of fiscal year 2007.

Total current liabilities increased $0.7 million or 0.9% during the first six months of fiscal year 2007.  Accounts payable increased $4.1 million due to the timing of payments and the current portion of capital leases and long-term debt increased $5.1 million as a result of the new payment requirements of the securitized debt agreement.  These increases were offset by a decrease in accrued and tax liabilities due to the timing of payments. The noncurrent portion of long-term debt increased $495.5 million or 422.9%, largely as a result of the debt used to fund the purchase of shares in the tender offer. Overall, total liabilities increased $499.0 million or 202.6% as a result of the items discussed above.

Stockholders’ equity decreased $417.9 million or 106.7% during the first six months of fiscal year 2007 primarily resulting from stock repurchase activity during the period. The Company completed a “modified Dutch auction” tender offer in October 2006, repurchasing 15.9 million shares at a purchase price of $23.00 per share for a total of $366.1 million, and incurred costs related to the transaction totaling $1.2 million that are included in stockholders’ equity. Subsequent to the tender offer, additional repurchases totaling approximately $78.7 million were completed under the Board-approved share repurchase program. The stock repurchase activity was offset by earnings during the period of $21.5 million and proceeds and the related tax benefits from the exercise of stock options. At the end of the second fiscal quarter of 2007, our debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio was 3.6.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $10.4 million or 21.6% to $37.7 million in the first six months of fiscal year 2007 as compared to $48.0 million in the same period of fiscal year 2006.   The decrease relates primarily to lower net income as a result of increased interest expense associated with the securitization debt.  We anticipate continuing to generate positive free cash flow going forward; however, interest expense is expected to continue to have a similar effect on cash flows from operations through the first quarter of fiscal year 2008. We believe free cash flow, which we define as net income plus depreciation and amortization and stock-based compensation expense less capital expenditures, is useful in evaluating the liquidity of the Company by assessing the level of funds available for share repurchases, acquisitions of Franchise Drive-Ins, and repayment of debt.

Investing Cash Flows. We opened ten newly constructed Partner Drive-Ins and acquired eight drive-ins from franchisees during the first two fiscal quarters of 2007. During the first six months of this fiscal year, we used cash generated by operating activities and borrowings to fund capital additions totaling $40.4 million, which included $4.2 million related to the acquisition of drive-ins, as well as the cost of newly opened drive-ins, retrofits of existing drive-ins, new equipment for existing drive-ins, drive-ins under construction and other capital expenditures. We also entered into a sale-leaseback agreement during the first quarter and disposed of the real estate underlying drive-ins that were acquired in the fourth quarter of fiscal year 2006 for proceeds of approximately $12.6 million. During the six months ended February 28, 2007, we purchased the real estate for eight of the ten newly constructed drive-ins.

Financing Cash Flows. In December 2006, the Company closed on a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1, which provides for the issuance of up to $200 million of Variable Funding Notes and certain other credit instruments, including letters of credit. As of February 28, 2007, our outstanding Variable Funding Notes totaled $21.6 million at an effective borrowing rate of 6.40%, as well as $0.4 million in outstanding letters of credit. The amount available under the Variable Funding Notes as of February 28, 2007, was $178.0 million. In addition to the Variable Funding Notes, the Company issued $600 million of Fixed Rate Series 2006-1 Senior Notes, Class A-2 in a private transaction in December 2006. This new debt has an effective borrowing rate of 6.7%. Debt issuance costs totaling $23.8 million were incurred in conjunction with the securitized debt transactions closed in December 2006. We currently have long-term debt maturing in fiscal years 2007 and 2008 of $6.7 million and $20.6 million, respectively. We believe that free cash flow will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use our Variable Funding Notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2006 for additional information regarding our long-term debt.

The tender offer in October 2006 resulted in total cash outflow of $366.1 million, along with related costs totaling $1.2 million. Subsequent to the tender offer, under the share repurchase program authorized by our Board of Directors, the Company acquired 3.5 million shares at an average price of $22.62 per share for a total cost of $78.7 million. On January 31, 2007, the Board of Directors approved an increase in the Company’s share repurchase program from $10.7 million to $100.0 million.  As of February 28, 2007, the entire $100.0 million remained available under the program.  Share repurchases continued after February 28, 2007, and, through April 5, 2007, an additional 1.7 million shares were repurchased at an average price of $20.88 for a total cost of $35.7 million, leaving $64.3 million authorized for repurchase.

We plan capital expenditures of approximately $80 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations and borrowings under the Variable Funding Notes.

As of February 28, 2007, our total cash balance of $50.1 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under available Variable Funding Notes, will meet our needs for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At the time the Company filed its Form 10-K for the year ended August 31, 2006, the Company had refinanced the debt outstanding as of year-end with variable rate debt and had borrowed additional amounts for the tender offer.  The market risk disclosure in the Form 10-K therefore addressed interest rate risk based upon $486 million of variable rate debt.  Since closing the securitized debt in December 2006, our exposure to interest rate risk is now based on fixed rate debt with an effective rate of 5.7%, before amortization of debt-related costs.  The aggregate balance outstanding at February 28, 2007 was $600.0 million, and the estimated fair value of the Fixed Rate Notes exceeded the carrying amount by approximately $4.0 million.  Should interest rates increase or decrease by one percentage point, the estimated fair value of the Fixed Rate Notes would decrease or increase by approximately $25 million, respectively.

There have been no other material changes in the Company’s exposure to market risk for the quarter ended February 28, 2007.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal 2007 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Program
December 1, 2006 through December 31, 2006	15	$23.03	15	$49,276
January 1, 2007 through January 31, 2007	1,779	$22.45	1,717	$100,000
February 1, 2007 through February 28, 2007	--	$--	--	$100,000
Total	1,794	$22.46	1,732

1)  During the second quarter of fiscal 2007, 62 shares were tendered to the Company as payment for the exercise of options in connection with the Company’s share-based compensation plans.  There is no maximum amount of shares that the Company may repurchase under these plans.

2) The Company’s share repurchase program was first publicly announced on April 14, 1997. In January 2007, the Company’s Board of Directors approved an increase in the share repurchase authorization from $10,705 to $100,000 and maintained the expiration for the program as August 31, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 31, 2007, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Clifford Hudson, Federico F. Peña, and Robert M. Rosenberg as directors for three-year terms expiring at the annual meeting to be held in 2010. As well, the stockholders elected J. Larry Nichols as director for a two-year term expiring at the annual meeting to be held in 2009. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
J. Clifford Hudson	59,545,121	4,709,929
Federico F. Peña	64,088,426	166,624
Robert M. Rosenberg	59,542,771	4,712,279
J. Larry Nichols	64,036,267	218,783

Other directors of the Company whose terms continued after the meeting are Leonard Lieberman, H.E. “Gene” Rainbolt, Michael J. Maples, and Frank Richardson.

Voting results for the other matters voted upon at the meeting are set forth in the following table:

	Votes For	Votes Against	Votes Abstained
Approval of Independent Registered Public Accounting Firm	59,074,093	5,155,901	25,056

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits.

10.01	Employment Agreement with Paige S. Bass dated January 31, 2007
10.02	Employment Agreement with Claudia San Pedro dated January 31, 2007
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Vice President
and Chief Financial Officer

Date:  April 6, 2007

EXHIBIT INDEX

Exhibit Number and Description

10.01	Employment Agreement with Paige S. Bass dated January 31, 2007
10.02	Employment Agreement with Claudia San Pedro dated January 31, 2007
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350