Form 10-Q
period 2007-05-31
SONIC CORP
filed 2007-07-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: May 31, 2007

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

As of May 31, 2007, the Registrant had 64,295,843 shares of common stock issued and outstanding (excluding 51,764,846 shares of common stock held as treasury stock).

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	(Unaudited)
ASSETS	May 31, 2007	August 31, 2006
Current assets:
Cash and cash equivalents	$57,964	$9,597
Accounts and notes receivable, net	21,451	21,271
Other current assets	12,459	11,642
Total current assets	91,874	42,510

Property, equipment and capital leases	725,548	675,108
Less accumulated depreciation and amortization	(217,838)	(198,054)
Property, equipment and capital leases, net	507,710	477,054

Goodwill, net	102,292	96,949
Trademarks, trade names and other intangible assets, net	11,503	10,746
Investment in direct financing leases and noncurrent portion of notes receivable	8,308	8,997
Debt origination costs and other assets, net	22,272	1,762
Intangibles and other assets, net	144,375	118,454
Total assets	$743,959	$638,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,187	$23,438
Deposits from franchisees	1,649	2,553
Accrued liabilities	37,518	33,874
Income taxes payable	4,734	10,673
Obligations under capital leases and long-term debt due within one year	18,654	7,557
Total current liabilities	92,742	78,095

Obligations under capital leases due after one year	37,732	34,295
Long-term debt due after one year	653,965	117,172
Other noncurrent liabilities	20,221	16,763

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized; 116,060,689 shares issued
(114,988,369 shares issued at August 31, 2006)	1,162	1,150
Paid-in capital	189,466	173,802
Retained earnings	518,854	476,694
Accumulated other comprehensive loss	(3,015)	(484)
	706,467	651,162
Treasury stock, at cost; 51,764,846 common shares (29,506,003 shares at August 31, 2006)	(767,168)	(259,469)
Total stockholders’ equity (deficit)	(60,701)	391,693
Total liabilities and stockholders’ equity	$743,959	$638,018

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues:
Partner Drive-In sales	$175,027	$156,921	$458,453	$418,719
Franchise Drive-Ins:
Franchise royalties	30,523	26,599	78,146	69,597
Franchise fees	1,367	1,268	3,118	3,088
Other	3,004	1,681	6,446	3,813
	209,921	186,469	546,163	495,217
Costs and expenses:
Partner Drive-Ins:
Food and packaging	45,324	40,213	119,103	109,480
Payroll and other employee benefits	52,472	46,418	141,152	126,358
Minority interest in earnings of Partner Drive-Ins	8,232	8,182	18,091	17,503
Other operating expenses, exclusive of depreciation and amortization included below	33,374	28,942	92,586	83,154
	139,402	123,755	370,932	336,495

Selling, general and administrative	15,236	13,293	43,670	38,703
Depreciation and amortization	11,225	10,185	33,082	30,079
Provision for impairment of long-lived assets	742	176	742	176
	166,605	147,409	448,426	405,453
Income from operations	43,316	39,060	97,737	89,764

Interest expense	11,636	2,404	29,150	6,522
Debt extinguishment and other costs	–	–	6,076	–
Interest income	(715)	(189)	(2,166)	(904)
Net interest expense	10,921	2,215	33,060	5,618
Income before income taxes	32,395	36,845	64,677	84,146
Provision for income taxes	11,747	13,011	22,518	30,978
Net income	$20,648	$23,834	$42,159	$53,168

Net income per share – basic	$.32	$.28	$.61	$.61

Net income per share – diluted	$.31	$.27	$.58	$.59

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Nine months ended
	May 31,
	2007	2006
Cash flows from operating activities:
Net income	$42,159	$53,168
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	33,082	30,079
Stock-based compensation expense	5,064	5,353
Debt extinguishment and other costs	5,282	–
Payment for hedge termination	(5,640)	–
Amortization of debt costs to interest expense	2,715	–
Excess tax benefit from exercise of employee stock options	(3,410)	(4,201)
Provision for deferred income taxes	(1,100)	(744)
Other	(1,466)	(319)
Increase in operating assets	(568)	(296)
Increase (decrease) in operating liabilities:
Accounts payable	3,950	2,639
Accrued and other liabilities	6,051	(455)
Total adjustments	43,960	32,056
Net cash provided by operating activities	86,119	85,224

Cash flows from investing activities:
Purchases of property and equipment	(75,341)	(59,745)
Acquisition of businesses, net of cash received	(10,721)	(14,790)
Proceeds from sale of real estate	12,619	–
Proceeds from disposition of assets, net of cash paid	11,411	4,254
Proceeds from collection (issuances) of long-term notes receivable	1,392	(167)
Acquisition of intangibles and other assets	(1,509)	(438)
Other	894	858
Net cash used in investing activities	(61,255)	(70,028)

Cash flows from financing activities:
Payments on long-term debt	(760,025)	(158,560)
Proceeds from long-term borrowings	1,307,640	225,940
Purchases of treasury stock	(506,900)	(86,582)
Debt issuance costs	(27,821)	–
Proceeds from short-term borrowings	2,799	16,000
Proceeds from exercise of stock options	6,249	5,291
Excess tax benefit from exercise of employee stock options	3,410	4,201
Other	(1,849)	(2,537)
Net cash provided by financing activities	23,503	3,753

Net increase in cash and cash equivalents	48,367	18,949
Cash and cash equivalents at beginning of period	9,597	6,431
Cash and cash equivalents at end of period	$57,964	$25,380

Supplemental Cash Flow Information:
Additions to capital lease obligations	$5,667	$4,958
Obligation to acquire treasury stock	–	4,268
A Accounts and notes receivable and decrease in capital lease obligation from property and equipment sales	1,500	2,100
Stock options exercised by stock swap	798	797

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2006.  The results of operations for the three- and nine-month periods ended May 31, 2007, are not necessarily indicative of the results to be expected for the full year ending August 31, 2007.

2. Reclassifications

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2007 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Numerator:
Net income	$20,648	$23,834	$42,159	$53,168
Denominator:
Weighted average shares outstanding – basic	64,985	85,993	69,639	86,545
Effect of dilutive employee stock options	2,423	3,014	2,669	3,051
Weighted average shares – diluted	67,408	89,007	72,308	89,596

Net income per share – basic	$.32	$.28	$.61	$.61

Net income per share – diluted	$.31	$.27	$.58	$.59

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

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of May 31, 2007, the total amount guaranteed under the GEC agreement was $2,248. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2007, the amount remaining under the guaranteed lease obligations totaled $3,776.

Effective November 30, 2005, the Company extended a note purchase agreement with a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of May 31, 2007, the balance of the loan was $2,067.

The Company has not recorded a liability for its obligations under the guarantees, other than an immaterial amount related to the fair value of the guarantee associated with the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of May 31, 2007.

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

The following table presents the components of comprehensive income:

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Net Income	$20,648	$23,834	$42,159	$53,168
Decrease (increase) in deferred hedging loss	62	957	(2,531)	796
Total comprehensive income	$20,710	$24,791	$39,628	$53,964

6. Share Repurchase Program

In addition to shares repurchased under the tender offer described below, 6,261 shares were acquired pursuant to the Company’s Board-approved share repurchase program for a total cost of $138,619 during the first nine months of fiscal 2007. On January 31, 2007, the Board of Directors approved an increase in the Company’s share repurchase program from $10,705 to $100,000.  The total remaining amount authorized for repurchase as of May 31, 2007 was $40,089 and is currently scheduled to expire August 31, 2007.  Share repurchases continued after May 31, 2007, and, through July 6, 2007, an additional 1,424 shares were repurchased for a total cost of $31,478, leaving $8,611 authorized for repurchase.

7. Tender Offer and Related Debt

On October 13, 2006, as part of a “modified Dutch auction” tender offer, the Company repurchased 15,918 shares of its common stock at a purchase price of $23.00 per share for a total purchase price of $366,117. Costs incurred in relation to the tender offer totaled $1,205 and are included in treasury stock, resulting in an average cost of $23.08 per share for the tender offer shares.

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

8. Securitized Debt

On December 20, 2006, various subsidiaries of the Company issued $600,000 of Fixed Rate Series 2006-1 Senior Notes, Class A-2 (the "Fixed Rate Notes") in a private transaction. These proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction. The Fixed Rate Notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions. The Fixed Rate Notes have a contract monthly average fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term. The effective weighted average fixed interest rate is approximately 5.9% on the Fixed Rate Notes, after giving effect to the forward starting swap discussed in Note 5.  At May 31, 2007, the balance outstanding under the Fixed Rate Notes totaled $597,637.  Loan origination costs associated with this debt totaled $23,760, and the unamortized balance is included in debt origination costs and other assets, net as of May 31, 2007.  Amortization of these loan costs produces an overall weighted average interest cost of 6.7% on the Fixed Rate Notes. The Fixed Rate Notes have an expected life of six years, with a legal final repayment date in December 2031.

In connection with the issuance of the Fixed Rate Notes, certain subsidiaries of the Company also completed a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1 (the "Variable Funding Notes"), which allows for the issuance of up to $200,000 of Variable Funding Notes and certain other credit instruments, including letters of credit in support of various subsidiary obligations. As of May 31, 2007, $71,000 was outstanding under the Variable Funding Notes at an effective borrowing rate of 6.39%.  Considering the $325 in outstanding letters of credit, $128,675 was unused and available under the Variable Funding Notes. There is a commitment fee on the unused portion of the Variable Funding Notes facility of 0.5%.

The subsidiaries that issued the Fixed Rate Notes and the Variable Funding Notes (collectively, the "Notes") are all newly-created, special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic's franchising assets and Partner Drive-In real estate used in the operation of the Company's existing business.  As of May 31, 2007, total assets for these combined indirect subsidiaries were approximately $400,000, including receivables for royalties, Partner Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of approximately $11,400. The Notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these Notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets. In addition, Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers of the Notes and pledged substantially all of its assets to secure such obligations.

Neither the Company, nor any subsidiary of the Company other than the subsidiaries involved in the securitization, guarantee or in any way are liable for the obligations of the subsidiaries involved in the securitization in connection with the issuance of the Notes. The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the co-issuers. In connection with the Notes, there is a limitation on indebtedness that may be incurred by the Company or its direct and indirect subsidiaries (other than the subsidiaries involved in the securitization) equal to five times EBITDA (earnings before interest, taxes, depreciation and amortization) and/or the satisfaction of certain conditions.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business fundamentals at the drive-in level continued to be strong in the third quarter ended in May 2007. Cumulative results for the year, however, were impacted by costs associated with the financing of the Company’s tender offer and other share repurchase activities which have collectively resulted in the repurchase of approximately 25% of the Company’s outstanding stock during the nine months ended May 31, 2007. While the tender offer was dilutive to earnings per share in the first two quarters of fiscal 2007, it was accretive to third quarter earnings per share and is expected to continue to be accretive in the fourth quarter of fiscal year 2007 and beyond.

For the third fiscal quarter of 2007, revenues increased by 12.6% and operating income increased 10.9%.  Net income decreased 13.4% during the quarter, while earnings per share increased 14.8% to $0.31 per diluted share from $0.27 in the year earlier period.  For the first nine months of fiscal 2007, revenues increased by 10.3% and operating income increased 8.9%.  Net income decreased 20.7% during the period and earnings per share decreased 1.7% to $0.58 per diluted share from $0.59 in the year earlier period.  The Company’s earnings were reduced by debt extinguishment and other costs related primarily to Sonic’s tender offer and financing activities earlier in the year, which totaled $.06 per diluted share for the nine-month period.  Excluding these special items, net income per diluted share was $0.64 for the nine-month period.  This measure of net income per diluted share before special items provides for comparability to prior year net income per diluted share, and is useful in assessing ongoing operational performance.  After adjustment for these special items, net income per diluted share increased 8.5% for the nine months ended May 31, 2007.

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

System-Wide Performance ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Percentage increase in sales	9.1%	10.3%	8.3%	10.3%

System-wide drive-ins in operation (1):
Total at beginning of period	3,245	3,089	3,188	3,039
Opened	48	43	114	109
Closed (net of re-openings)	(2)	(3)	(11)	(19)
Total at end of period	3,291	3,129	3,291	3,129

Core markets (2)	2,474	2,392	2,474	2,392
Developing markets (2)	817	737	817	737
All markets	3,291	3,129	3,291	3,129

Average sales per drive-in:
Core markets	$308	$297	$828	$802
Developing markets	275	259	711	679
All markets	300	289	800	774

Change in same-store sales (3):
Core markets	4.1%	4.8%	3.6%	5.3%
Developing markets	3.3	2.2	1.5	2.6
All markets	4.0	4.3	3.2	4.8

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

System-wide same-store sales increased 4.0% during the third quarter of fiscal year 2007 as a result of growth in average check, offset somewhat by a slight decrease in traffic (number of transactions per drive-in). The increase in average check was the result of price increases, as well as the success of the PAYS program (the installation of a credit card terminal on each menu housing) that has increased credit and debit card transactions that, on average, exceed the average cash transaction.

Looking forward, we have targeted system-wide same-store sales growth in the range of 2% to 4%.  We expect that this level of increase in same-store sales, combined with new unit growth, will produce revenue growth in the 10% to 12% range in the fourth quarter of fiscal year 2007.  During the month of June 2007, estimated system-wide same-store sales were within the 2% to 4% range.

We opened 48 drive-ins during the third quarter, as compared to 43 drive-in openings during the third quarter a year ago. Through the first nine months of fiscal 2007, the total number of drive-in openings was 114 compared with 109 in the prior year period.  Looking forward, the Company expects drive-in openings to total 180 to 190 during fiscal year 2007.

We continued to implement our new retrofit program in the third quarter of 2007.  The new retrofit features several new elements including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.  During the first nine months of fiscal 2007, the retrofit was completed for 120 Partner Drive-Ins, including 66 in the third quarter.  Sonic began testing its new retrofit look in 2003 with certain elements being implemented on a test basis at approximately 130 Partner Drive-Ins prior to fiscal year 2007.  The complete retrofit is expected to have a more significant impact on sales growth going forward.  Sonic extended the roll-out of this program to Franchise Drive-Ins in 2007, and the retrofit of 81 Franchise Drive-Ins has been completed through the third quarter.  Sonic expects to complete the retrofit of a total of 400 to 450 drive-ins (150 Partner Drive-Ins and 250 to 300 Franchise Drive-Ins) during fiscal 2007.

Results of Operations

Revenues. Total revenues increased 12.6% to $209.9 million in the third fiscal quarter of 2007 and 10.3% to $546.2 million for the first nine months of fiscal 2007. The increase in revenues primarily relates to sales growth for Partner Drive-Ins, including the impact of acquiring eight Franchise Drive-Ins on January 1, 2007 and, to a lesser extent, a rise in franchising income.

Revenues
(In thousands)
	Three months ended			Percent
	May 31,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)

Revenues:
Partner Drive-In sales	$175,027	$156,921	$18,106	11.5%
Franchise revenues:
Franchise royalties	30,523	26,599	3,924	14.8
Franchise fees	1,367	1,268	99	7.8
Other	3,004	1,681	1,323	78.7
Total revenues	$209,921	$186,469	$23,452	12.6%

	Nine months ended			Percent
	May 31,		Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)

Revenues:
Partner Drive-In sales	$458,453	$418,719	$39,734	9.5%
Franchise revenues:
Franchise royalties	78,146	69,597	8,549	12.3
Franchise fees	3,118	3,088	30	1.0
Other	6,446	3,813	2,633	69.1
Total revenues	$546,163	$495,217	$50,946	10.3%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Partner Drive-In sales	$175,027	$156,921	$458,453	$418,719
Percentage increase	11.5%	10.7%	9.5%	11.8%

Drive-ins in operation (1):
Total at beginning of period	639	599	623	574
Opened	5	6	15	16
Acquired from (sold to) franchisees	–	–	8	15
Closed	–	(1)	(2)	(1)
Total at end of period	644	604	644	604

Average sales per drive-in	$275	$262	$726	$706
Percentage increase	5.1%	2.0%	2.9%	2.7%

Change in same-store sales (2)	3.3%	1.4%	1.6%	2.2%

     (1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
     (2) Represents percentage change for drive-ins open for a minimum of 15 months.

Change in Partner Drive-In Sales ($ in thousands)
	Three months ended	Nine months ended
	May 31, 2007	May 31, 2007
Increase from addition of newly constructed drive-ins (1)	$12,050	$30,653
Net increase from drive-ins acquired and sold (2)	1,398	2,437
Increase from same-store sales	5,074	7,707
Decrease from drive-ins closed (3)	(416)	(1,063)
Net increase in Partner Drive-In sales	$18,106	$39,734

(1) Represents the increase for 40 drive-ins for the quarter opened since the beginning of the third quarter of the prior fiscal year and 50 drive-ins for the nine-month period opened since the beginning of the prior fiscal year.

(2) Represents the net increase for 15 drive-ins for the quarter acquired and 7 drive-ins sold since the beginning of the third quarter of the prior fiscal year and 15 drive-ins for the nine-month period acquired and 7 drive-ins sold since the beginning of the prior fiscal year.

(3) Represents the decrease for 3 drive-ins for the quarter closed since the beginning of the third quarter of the prior fiscal year and 3 drive-ins for the nine-month period closed since the beginning of the prior fiscal year.

The increase in Partner Drive-In sales for both the three-month and nine-month periods is primarily driven by the opening of newly constructed drive-ins.  Looking forward, we anticipate opening approximately 15 Partner Drive-Ins during the fourth quarter.  Same-store sales at Partner Drive-Ins increased 3.3% during the third quarter and 1.6% during the first nine months of fiscal 2007, which also contributed significantly to the increase in Partner Drive-In sales,  These increases also reflect the positive impact of increasing average sales per drive-in of 5.1% for the three-month period and 2.9% for the nine-month period.

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

Franchise Information ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Franchise fees and royalties	$31,890	$27,867	$81,264	$72,685
Percentage increase	14.4%	13.1%	11.8%	12.3%

Franchise Drive-Ins in operation (1):
Total at beginning of period	2,606	2,490	2,565	2,465
Opened	43	37	99	93
Acquired from (sold to) company	–	–	(8)	(15)
Closed	(2)	(2)	(9)	(18)
Total at end of period	2,647	2,525	2,647	2,525

Franchise Drive-In sales	$800,373	$737,271	$2,112,719	$1,954,516
Percentage increase	8.6%	10.2%	8.1%	10.0%

Effective royalty rate	3.81%	3.61%	3.70%	3.56%

Average sales per Franchise Drive-In	$309	$296	$820	$791

Change in same-store sales (2)	4.1%	5.0%	3.5%	5.4%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 14.8% to $30.5 million in the third fiscal quarter of 2007, compared to $26.6 million in the third fiscal quarter of 2006. Of the $3.9 million increase, approximately $2.8 million resulted from Franchise Drive-Ins’ same-store sales growth of 4.1% in the third fiscal quarter of 2007, combined with an increase in the effective royalty rate to 3.81% during the third fiscal quarter of 2007 compared to 3.61% during the same period in fiscal year 2006. Approximately $0.5 million of the increase in royalty rate was due to the license conversion, which is described more fully below.  Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise royalties were positively impacted during the third fiscal quarter of 2007 when franchisees opted to convert 787 older license agreements to a newer form of license agreement.  The conversion license extends a franchisee’s term for 20 years from the date of conversion and provides for the payment of a higher royalty rate.  The rate for the converted licenses was effective April 1, 2007, and the total benefit to the third quarter was approximately $0.5 million.  Looking forward, franchise royalties will continue to be impacted positively by this conversion.  The benefit to the fourth quarter is expected to be approximately $0.8 million in additional royalties, and we expect the average royalty rate to increase by 0.15 to 0.20 percentage points as a result of the conversion.

Franchise royalties increased 12.3% to $78.1 million in the first nine months of 2007, compared to $69.6 million during the same period of the prior year.  Of the $8.5 million increase, approximately $5.2 million resulted from Franchise Drive-Ins’ same-store sales growth of 3.5% in the first nine months of fiscal year 2007, combined with an increase in the effective royalty rate to 3.70% during the first nine months of 2007 compared to 3.56% during the same period in fiscal year 2006. The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees increased slightly to $1.4 million from $1.3 million as franchisees opened 43 new drive-ins in the third fiscal quarter of 2007 compared to 37 new drive-ins in the third fiscal quarter of 2006. Franchise fees were virtually unchanged for the nine-month period as franchisees opened 99 new drive-ins in the first nine months of fiscal year 2007 compared to 93 in the same period in fiscal year 2006. During the fourth quarter, the Company expects its franchisees to open 50 to 60 new drive-ins.

Other income increased 78.7% to $3.0 million in the third fiscal quarter of 2007 and 69.1% to $6.4 million for the first nine months of fiscal 2007. The third quarter increase resulted from a gain of approximately $2.0 million on the sale of real estate to a franchisee.  In addition, the increase for the nine-month period is impacted by the settlement of non-income tax matters during the first fiscal quarter.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 79.7% in the third quarter of 2007 from 78.9% in the third fiscal quarter of 2006, and increased to 80.9% for the first nine months of 2007 compared to 80.4% for the same period of fiscal year 2006. Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	25.9%	25.6%	26.0%	26.1%
Payroll and other employee benefits	30.0	29.6	30.8	30.2
Minority interest in earnings of Partner Drive-Ins	4.7	5.2	3.9	4.2
Other operating expenses	19.1	18.5	20.2	19.9
Total Partner Drive-In cost of operations	79.7%	78.9%	80.9%	80.4%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs increased 0.3 percentage points in the third quarter and decreased by 0.1 percentage points in the first nine months of fiscal year 2007 compared to the same periods of fiscal year 2006.  The increase for the quarter resulted from higher commodity costs including ice cream mix, potato products, soybean oil and packaging costs.  Looking forward, we expect significantly higher dairy costs including cheese and ice cream mix.  Beef costs have been locked in through the end of the fiscal year at a slightly higher price versus prior year.  These cost pressures will be partially offset by a price increase we plan to take in connection with the federal minimum wage increase near the end of July.  Overall, we expect food and packaging costs to be unfavorable on a year-over-year basis in the fourth quarter of fiscal 2007.

Labor costs increased by 0.4 percentage points during the third quarter of fiscal year 2007 and increased 0.6 percentage points for the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006. This increase was a result of minimum wage increases in several states, which was partially offset by the price increases. Looking forward, 80% of our Partner Drive-Ins will experience an increase in their minimum wage rate due to the passage of the federal minimum wage increase which will become effective July 24th.  While we plan to implement a price increase to offset the increased labor cost, the margin percentage is expected to be unfavorably impacted.  The unfavorable impact is expected on a year-over-year basis for the next several quarters.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program was virtually unchanged during the third fiscal quarter and increased $0.6 million for the first nine months of fiscal year 2007 compared to the same periods of fiscal year 2006. While these costs increased in real terms, they declined as a percentage of Partner Drive-In sales for both the quarter and the nine-month period reflecting our partners’ share of the increased operating costs experienced during those periods.  We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter.  Since we expect our average store level profits to continue to grow, despite the cost pressures we are facing, we would expect minority interest to increase in dollar terms in the fourth quarter.

Other operating expenses increased 0.6 percentage points during the third quarter and increased 0.3 percentage points in the first nine months of fiscal year 2007 compared to the same periods in fiscal year 2006. These increases are largely due to higher repair and maintenance costs associated with some non-capitalizable expenses incurred in conjunction with the new retrofit, as well as higher credit card fees due to increasing credit card sales. Looking forward, we expect these costs to benefit from the leverage of higher sales, price increases and the completion of fewer retrofits during our busiest time of the year, resulting in favorable costs on a year-over-year basis in the fourth quarter.

To summarize, we expect unfavorable food and packaging costs and higher labor costs to be partially offset by leverage from higher sales and price increases, resulting in unfavorable restaurant-level margins in the range of 0.75 to 1.25 percentage points on a year-over-year basis during the fourth quarter.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 14.6% to $15.2 million during the third fiscal quarter of 2007 compared to the same period of fiscal year 2006, and increased 12.8% to $43.7 million for the first nine months of 2007 versus the same period of 2006.  During the third quarter, technology consulting costs were incurred that are not expected to continue at such levels going forward.  We anticipate that SG&A costs will increase in the range of 10% to 12% in the fourth quarter of fiscal year 2007 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased 10.2% to $11.2 million in the third quarter of fiscal year 2007, and increased 10.0% to $33.1 million for the first nine months of 2007.  Capital expenditures during the first nine months of fiscal year 2007 were $75.3 million, excluding $10.7 million related to the acquisition of drive-ins from franchisees.  Looking forward, with approximately $80 to $85 million in capital expenditures planned for the year, depreciation and amortization is expected to increase by approximately 10% for the remainder of fiscal year 2007.

Provision for Impairment of Long-Lived Assets.  During the third quarter of fiscal year 2007, three properties were impaired under the guidelines of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Two of the properties were impaired as the result of lease terminations in conjunction with a real estate transaction with a franchisee, which resulted in a charge of $0.5 million to reduce the properties’ carrying cost to estimated fair value.  One other provision for impairment of $0.2 million was recorded during the third quarter of fiscal 2007 to reduce the carrying cost of an operating drive-in to its estimated fair value.  During the third quarter of fiscal year 2006, a provision for impairment of $0.2 million was recorded for the carrying cost of a surplus property in excess of its estimated fair value.  While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense.  Net interest expense increased $8.7 million to $10.9 million for the third quarter and increased $27.4 million to $33.1 million for the first nine months of fiscal year 2007 as compared to the same periods in fiscal year 2006. The increase is the result of interest on increased borrowings used to fund the purchase of shares in the tender offer and subsequent repurchases, as well as $1.3 million in debt extinguishment costs related to refinancing existing indebtedness in the first quarter of fiscal 2007, followed by $4.8 million in debt extinguishment and other costs associated with the securitized debt refinancing that occurred in the second quarter of fiscal 2007.  In the fourth quarter, we expect net interest expense to increase as a result of the borrowings related to our recapitalization and expected share repurchases. Interest expense in the fourth quarter is expected to be in the range of $11 to $12 million.

Income Taxes.  Our income tax rate during the third quarter was approximately 36.3%, as compared to 35.3% for the same period of 2006. The provision for income taxes reflects an effective federal and state tax rate of 34.8% for the first nine months of fiscal year 2007 as compared to 36.8% in the same period of 2006. The lower rate for the nine-month period resulted from the retroactive extension of the Work Opportunity Tax Credit in the second quarter, as well as the favorable resolution of tax matters in the first quarter.  For the fourth quarter of fiscal year 2007, we expect our effective tax rate to be in the range of 36% to 37%. However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first nine months of fiscal year 2007, current assets increased 116.1% to $91.9 million compared to $42.5 million as of the prior fiscal year end as a result of a $48.4 million increase in cash balances primarily due to changes in cash processing for the securitized cash flows, as well as a new cash reserve requirement of approximately $11.4 million under the securitized debt agreements.  Net property and equipment increased approximately $30.7 million primarily as a result of capital expenditures of $75.3 million, capital lease additions of $5.7 million and $5.2 million for the acquisition of drive-ins from franchisees.  These increases were offset by the sale of real estate of approximately $12.6 million related to the sale and leaseback of property acquired at the end of fiscal 2006, along with  the sale of real estate and drive-ins to franchisees for approximately $11.4 million during the current quarter, as well as depreciation for the period of $32.6 million.  Goodwill increased by $5.3 million primarily as a result of the acquisition of drive-ins from franchisees during the third quarter.  Other assets increased by $20.5 million as a result of deferred loan origination costs related to the securitized debt. These changes combined with the increase in current assets to produce a 16.6% increase in total assets to $744.0 million as of the end of the third quarter of fiscal year 2007.

Total current liabilities increased $14.6 million or 18.8% during the first nine months of fiscal year 2007.  Accounts payable increased $6.7 million due to the timing of payments and the current portion of capital leases and long-term debt increased $11.1 million as a result of the new payment requirements of the securitized debt agreement.  These increases were offset by a decrease in accrued and tax liabilities due to the timing of payments. The noncurrent portion of long-term debt increased $536.8 million or 458.1%, largely as a result of the debt used to fund the purchase of shares in the tender offer. Overall, total liabilities increased $558.3 million or 226.7% as a result of the items discussed above.

Stockholders’ equity decreased $452.4 million or 115.5% during the first nine months of fiscal year 2007 primarily resulting from stock repurchase activity during the period. The Company completed a “modified Dutch auction” tender offer in October 2006, repurchasing 15.9 million shares at a purchase price of $23.00 per share for a total of $366.1 million, and incurred costs related to the transaction totaling $1.2 million that are included in stockholders’ equity. Subsequent to the tender offer, additional repurchases totaling approximately $138.6 million were completed under the Board-approved share repurchase program. The stock repurchase activity was partially offset by earnings during the period of $42.2 million and proceeds and the related tax benefits from the exercise of stock options. At the end of the third fiscal quarter of 2007, our debt-to-EBITDA ratio was 3.7.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $0.9 million or 1.1% to $86.1 million in the first nine months of fiscal year 2007 as compared to $85.2 million in the same period of fiscal year 2006.   This small increase results from lower net income as a result of increased interest expense associated with the securitization debt, offset by a more significant increase in operating liabilities related to the amount and timing of tax and other liability payments, including the effect of an increase in franchise deposits as a result of license conversion and franchise development activities.

Investing Cash Flows. We opened 15 newly constructed Partner Drive-Ins, acquired 15 drive-ins from franchisees and sold seven drive-ins to a franchisee during the first nine months of 2007. During the first nine months of this fiscal year, we used cash generated by operating activities and borrowings to fund capital additions totaling $75.3 million for the cost of newly opened drive-ins, retrofits of existing drive-ins, new equipment for existing drive-ins, drive-ins under construction and other capital expenditures.  We purchased the real estate for 11 of the 15 newly constructed drive-ins.  In addition, the acquisition of 15 drive-ins during the first nine months resulted in cash outlays totaling $10.7 million.  We also entered into a sale-leaseback agreement during the first quarter and disposed of the real estate underlying drive-ins that were acquired in the fourth quarter of fiscal year 2006 for proceeds of approximately $12.6 million. Net proceeds from the sale of real estate and Partner Drive-ins during the first nine months of fiscal 2007 were approximately $11.4 million.

Financing Cash Flows. In December 2006, the Company closed on a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1, which provides for the issuance of up to $200 million of Variable Funding Notes and certain other credit instruments, including letters of credit. As of May 31, 2007, our outstanding Variable Funding Notes totaled $71.0 million at an effective borrowing rate of 6.39%, as well as $0.3 million in outstanding letters of credit. The amount available under the Variable Funding Notes as of May 31, 2007, was $128.7 million. In addition to the Variable Funding Notes, the Company issued $600 million of Fixed Rate Series 2006-1 Senior Notes, Class A-2, in a private transaction in December 2006. This new debt has an effective borrowing rate of 6.7%, including debt issuance costs totaling $23.8 million which were incurred in conjunction with the securitized debt transactions closed in December 2006. We currently have long-term debt maturing in fiscal years 2007 and 2008 of $4.2 million and $20.1 million, respectively. We believe that cash flows from operations will be adequate for repayment of any long-term debt that does not get refinanced or extended.  We plan to use our Variable Funding Notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt.

The tender offer in October 2006 resulted in total cash outflow of $366.1 million, along with related costs totaling $1.2 million. In addition to the shares purchased through the tender offer, the Company has acquired 6.3 million shares for a total cost of $138.6 million under the share repurchase program authorized by our Board of Directors.  As of May 31, 2007, $40.1 million remained available under the program.  Share repurchases continued after May 31, 2007, and, through July 6, 2007, an additional 1.4 million shares were repurchased for a total cost of $31.5 million, leaving $8.6 million authorized for repurchase.

We plan capital expenditures of approximately $80 to $85 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations and borrowings under the Variable Funding Notes.

As of May 31, 2007, our total cash balance of $58.0 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under available Variable Funding Notes, will meet our needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At the time the Company filed its Form 10-K for the year ended August 31, 2006, the Company had refinanced the debt outstanding as of year-end with variable rate debt and had borrowed additional amounts for the tender offer.  The market risk disclosure in the Form 10-K therefore addressed interest rate risk based upon $486 million of variable rate debt.  Since closing the securitized debt in December 2006, our exposure to interest rate risk is now based on fixed rate debt with an effective rate of 5.7%, before amortization of debt-related costs.  At May 31, 2007, the fair value of the Fixed Rate Notes was estimated at $593.8 million versus the carrying value of $598.5 million (including accrued interest).  Differences between the fair value versus carrying value are attributable to interest rate increases subsequent to when the debt was originally issued.  Should interest rates increase or decrease by one percentage point, the estimated fair value of the Fixed Rate Notes would decrease by approximately $22.9 or increase by approximately $24.0 million, respectively.

There have been no other material changes in the Company’s exposure to market risk for the quarter ended May 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2007 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Program
March 1, 2007 through March 31, 2007	1,726	$20.88	1,712	$64,253
April 1, 2007 through April 30, 2007	1,073	$22.60	1,070	$40,089
May 1, 2007 through May 31, 2007	--	$--	--	$40,089
Total	2,799	$21.54	2,782

(1) During the third quarter of fiscal 2007, 18 shares were tendered to the Company as payment for the exercise of options in connection with the Company’s share-based compensation plans. There is no maximum amount of shares that the Company may repurchase under these plans.
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
Stephen C. Vaughan, Vice President
and Chief Financial Officer

Date:  July 6, 2007

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350