Form 10-K
period 2007-08-31
SONIC CORP
filed 2007-10-29
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended: August 31, 2007

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

As of February 28, 2007, the aggregate market value of the 62,780,894 shares of common stock of the Company held by non-affiliates of the Company equaled $1,360,461,973 based on the closing sales price for the common stock as reported for that date.

As of October 16, 2007, the Registrant had 60,780,414 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2007.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

General

Sonic Corp. (the “Company”) operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  As of August 31, 2007, the Company had 3,343 Sonic Drive-Ins in operation from coast to coast, consisting of 654 Partner Drive-Ins and 2,689 Franchise Drive-Ins.  We own a majority interest, typically at least 60%, and the supervisor and manager of the drive-in own a minority interest in each Partner Drive-In.  Franchise Drive-Ins are owned and operated by our franchisees.  At a typical Sonic Drive-In, a customer drives into one of 24 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop within an average of four minutes.  Many Sonic Drive-Ins also include a drive-through lane and patio seating.

Our objective is to maintain our position as, or to become, a leading operator within each of our core and developing markets.  We have developed and are implementing a strategy designed to build the Sonic brand and to maintain high levels of customer satisfaction and repeat business.  The key elements of that strategy are:  (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Partner Drive-Ins and Franchise Drive-Ins within the continental United States; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurants, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

The Sonic Drive-In restaurant chain was begun in the early 1950’s.  Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock.  Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104.  Our telephone number is (405) 225-5000.

Menu

Sonic Drive-Ins feature Sonic signature items, such as specialty soft drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, and wraps.  Sonic Drive-Ins also offer breakfast items that include sausage, ham, or bacon with egg and cheese Breakfast Toaster® or Bistro sandwiches, sausage and egg burritos, and specialty breakfast drinks.  Sonic Drive-Ins serve the full menu all day.

Restaurant Locations

We identify markets based on television viewing areas and further classify markets as either core or developing.  We define our core television markets as those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising levels, and share of restaurant spending) has reached a certain level of market maturity established by management.  All other television markets where Sonic Drive-Ins are located are referred to as developing markets.  Our core markets contain approximately 75% of all Sonic Drive-Ins as of August 31, 2007.  The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by core and developing markets as of August 31, 2007:

	Core Markets			Developing Markets			Total
States	Partner	Franchise	Total	Partner	Franchise	Total
Alabama	33	72	105		6	6	111
Arizona					97	97	97
Arkansas	29	161	190				190
California					36	36	36
Colorado	14	8	22	21	38	59	81
Delaware					2	2	2
Florida	16	10	26	20	76	96	122
Georgia	5	16	21	4	100	104	125
Idaho					18	18	18
Illinois					29	29	29
Indiana					17	17	17
Iowa				1	16	17	17
Kansas	41	95	136				136
Kentucky	4	31	35		39	39	74
Louisiana	23	139	162				162
Mississippi		123	123				123
Missouri	44	164	208				208
Nebraska				8	17	25	25
Nevada					20	20	20
New Mexico		73	73				73
North Carolina					93	93	93
Ohio				4	11	15	15
Oklahoma	94	175	269				269
Oregon					3	3	3
Pennsylvania					3	3	3
South Carolina		19	19		53	53	72
South Dakota					2	2	2
Tennessee	42	168	210	10		10	220
Texas	216	685	901		12	12	913
Utah					28	28	28
Virginia				25	25	50	50
Washington					1	1	1
West Virginia					2	2	2
Wyoming					5	5	5

Mexico					1	1	1
Total	561	1,939	2,500	93	750	843	3,343

Expansion

During fiscal year 2007, we opened 175 Sonic Drive-Ins, which consisted of 29 Partner Drive-Ins and 146 Franchise Drive-Ins.  During fiscal year 2008, we anticipate approximately 180 to 200 new Sonic Drive-In openings, including 155 to 165 openings by our franchisees.  That expansion plan involves the opening of new Sonic Drive-Ins predominantly by franchisees under existing area development agreements, single-store development by existing franchisees, and development by new franchisees. We believe that our existing core and developing markets, as well as newly-opened markets, offer significant growth opportunities for both Partner Drive-In and Franchise Drive-In expansion.  The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2008 necessarily will depend on various factors, including those discussed under Item 1A.  Risk Factors – Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income, of this Form 10-K.

Our expansion strategy for Sonic Drive-Ins involves three principal components:  (1) the building-out of existing core markets, (2) the further penetration of developing markets, and (3) the expansion into new markets.  In addition, we may consider the acquisition of other similar local or regional brands for conversion to Sonic Drive-Ins.

Restaurant Design and Construction

General.  The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 24 to 36 parking spaces, with each space having its own intercom speaker system and menu board.  In addition, since 1995, most new Sonic Drive-Ins have incorporated a drive-through service and patio seating area.  We have 191 Sonic Drive-Ins that provide an indoor seating area, 49 of which are located in non-traditional areas such as shopping mall food courts, airports, and universities, and 21 of which are located adjacent to convenience stores.

Retrofit. In fiscal 2006, we began implementing a program to retrofit all Sonic Drive-Ins over the next several years. The retrofit is a remodeling program which includes significant trade dress modifications to the drive-ins.  We completed the retrofit of over 100 Partner Drive-Ins in fiscal 2006.  In fiscal 2007, we completed the retrofit of an additional 173 Partner Drive-Ins and 326 Franchise Drive-Ins.  In fiscal 2008, we expect to retrofit approximately 150 additional Partner Drive-Ins and 600 to 700 Franchise Drive-Ins.  Franchisees pay the costs of the retrofit for their drive-ins.  We currently estimate the cost to complete a standard retrofit at approximately $125,000 to $150,000 per drive-in, which may be higher or lower depending on the configuration of the drive-in.  All new Sonic Drive-Ins being built now feature the new retrofit changes.

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

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council.  (Information concerning the Sonic Franchise Advisory Council is set forth on page 7 under Franchise Program -Franchise Advisory Council.)  Funding for our marketing plan has three components:  (1) the System Marketing Fund (2) local advertising expenditures, and (3) the Sonic Brand Fund (formerly known as the Sonic Advertising Fund).

Depending on the type of license agreement, each Sonic Drive-In must spend 1.125% to 5.0% of the drive-in’s gross revenues on local advertising, either directly or through participation in the local advertising cooperative. Advertising cooperatives among drive-in owners are formed to pool and direct advertising expenditures in local markets. The members of each local advertising cooperative may elect and frequently do elect by majority vote to require the cooperative’s member drive-ins to contribute more than the minimum percentage of gross revenues to the advertising cooperative’s funds.  For fiscal year 2007, drive-ins participating in cooperatives contributed an average of 4.15% of their Sonic Drive-Ins’ gross revenues to Sonic advertising cooperatives.  As of August 31, 2007, 3,236 Sonic Drive-Ins (97% of the chain) participated in advertising cooperatives.

The System Marketing Fund is funded out of the required local advertising funds by either redistributing 2.0% of each Sonic Drive-In’s gross revenues from the local advertising cooperatives to the System Marketing Fund or, if no advertising cooperative has been formed, requiring the Sonic Drive-In to pay directly 2.0% of its gross revenues to the System Marketing Fund with a corresponding deduction in the amount the drive-in is required to spend on local advertising. The System Marketing Fund complements local advertising efforts in attracting customers to Sonic Drive-Ins by promoting the Sonic brand and restaurant to an expanded audience.  The primary focus of the System Marketing Fund is to purchase advertising on national cable and broadcast networks and other national media and sponsorship opportunities.

The Sonic Brand Fund is Sonic’s national media production fund.  Each Sonic Drive-In must contribute 0.375% to 0.90% of their gross revenues, depending on the type of license agreement,  to the Sonic Brand Fund.

The total amount spent on media (principally television) was approximately $175 million for fiscal year 2007 and we expect media expenditures of approximately $190 million for fiscal year 2008.

Purchasing

We negotiate with suppliers for our primary food products (hamburger patties, dairy products, chicken products, hot dogs, french fries, tater tots, cooking oil, fountain syrup, produce, and other items) and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices.  We seek competitive bids from suppliers on many of our food products.  We approve suppliers of those products and require them to adhere to our established product and food safety specifications. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Partner Drive-Ins and Franchise Drive-Ins.

We require our Partner Drive-Ins and Franchise Drive-Ins to purchase from approved distribution centers.  By purchasing as a group, we have achieved cost savings, improved food quality and consistency, and helped decrease the volatility of food and supply costs for Sonic Drive-Ins.  For fiscal year 2007, the average cost of food and packaging for a Sonic Drive-In, as reported to us by our Partner Drive-Ins and Franchise Drive-Ins, equaled approximately 27% of revenues.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program.  Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins, and provides certain requirements that must be adhered to by all suppliers, distributors, and Sonic Drive-Ins.  We also have a comprehensive, restaurant-based food safety program called Sonic Safe.  Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality.  Our food safety system includes employee training, supplier product testing, unannounced drive-in food safety auditing by independent third-parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle.  Employee food safety training is covered under our Sonic Drive-In training program, referred to as the STAR Training Program.  This program includes specific training information and requirements for every station in the drive-in.  We also require our drive-in managers and assistant managers to pass the ServSafe training program.  ServSafe is the most recognized food safety training certification in the restaurant industry.

General Operations

Management Information Systems.  We utilize point-of-sale equipment in each of our Partner Drive-Ins and Franchise Drive-Ins.  Certain financial and other information is polled on a daily basis from most drive-ins.  We are continuing to develop software and hardware enhancements to our management information systems to facilitate improved communication and the exchange of information among the corporate office and Partner Drive-Ins and Franchise Drive-Ins.  These enhancements primarily utilize an intranet designed for that purpose, which we refer to as PartnerNet.

Reporting.  The new form of license agreement (Number 7) requires all Sonic Drive-Ins to submit a profit and loss statement on or before the 10th of each month, while all prior forms of license agreements require submission on or before the 20th of each month.  All Partner Drive-Ins and 66% of Franchise Drive-Ins submit their data electronically.  We expect to add more Franchise Drive-Ins to electronic reporting which will reduce resources needed for manual processing of restaurant level data.

Hours of Operation.  Sonic Drive-Ins typically operate seven days a week and are open from at least 6:00 a.m. to 11:00 p.m.   Some Sonic Drive-Ins are open 24 hours a day.

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

                Ownership Program.  The Sonic Drive-In philosophy stresses an ownership relationship with supervisors and managers.  As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In.  SRI owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships.  Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In.  Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest.  As owners, they share in the cash flow and are responsible for their share of any losses incurred by their Partner Drive-Ins.  We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently.  Additional information regarding our ownership program can be found under Ownership Program, in Part II, Item 7, at page 30 of this Form 10-K.

Sonic records the interests of supervisors and managers as “minority interest in earnings of Partner Drive-Ins” under costs and expenses on its financial statements.  We estimate that the average percentage interest of a supervisor was 16% and the average percentage interest of a manager in a Partner Drive-In was 19% in fiscal year 2007.  Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant.  Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant.  The amounts of the buy-in and the buy-out are generally based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant.  Most supervisors and managers finance the buy-in with a loan from a third-party financial institution.

Each Partner Drive-In usually purchases equipment with funds borrowed from Sonic at competitive rates.  In most cases, Sonic also owns or leases the land and building and guarantees any third-party lease entered into for the site.

 Partner Drive-In Data.  The following table provides certain financial information relating to Partner Drive-Ins and the number of Partner Drive-Ins opened and closed during the past five fiscal years.

	2007	2006	2005	2004	2003
Average Sales Per Partner Drive In
(in thousands)	$1,017	$980	$957	$886	$799
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	623	574	539	497	452
Newly Opened and Re-opened	29	35	37	21	35
Purchased from Franchisees*	(15)	(15)	(4)	24	52
Sold to Franchisees*	10	--	5	(3)	(41)
Closed	(3)	(1)	(1)	0	(1)
Total Open at Year End	654	623	574	539	497

*The relatively large number of drive-ins sold to franchisees in fiscal year 2003 and purchased from franchisees in fiscal years 2003 and 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group.  In most instances where we purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

Franchise Program

                General.  As of August 31, 2007, we had 2,689 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 54 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single site development.  Our franchisees opened 146 Franchise Drive-Ins during fiscal year 2007 and we expect our franchisees to open approximately 155 to 165 Franchise Drive-Ins in fiscal 2008.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  Each Sonic Drive-In, including each Partner Drive-In, operates under a franchise agreement that provides for payments to Sonic of an initial franchise fee and a royalty fee based on a graduated percentage of the gross revenues of the drive-in.  We began offering a new form of  license agreement (Number 7) in July 2007 which provides for an initial franchise fee of $45,000 and an ascending royalty rate beginning at 2% of gross revenues and increasing to 5% as the level of gross revenues increases.  For non-traditional drive-ins, which are those Sonic Drive-Ins located in venues such as shopping mall food courts, airports, and universities, the new form of license agreement (Number 7NT) provides for a franchise fee of $22,500 and a graduated royalty rate from 2% to 5% of gross revenues.  The most recent prior form of license agreement (Number 6A) has a $30,000 initial license fee and a graduated royalty rate of 1% to 5% of gross revenues.  Also in fiscal 2007, existing franchisees of approximately 790 drive-ins with older forms of license agreement opted to convert to a newer form of license agreement (Number 5.5) which contains a 20-year term and provides for the payment of a higher royalty rate than under the franchisee’s previous agreement.

All Sonic Drive-Ins opening in fiscal year 2008 are expected to open under the Number 6A license agreement. These drive-ins will be opening under previously entered area development agreements which provide for the use of a Number 6A license agreement.   We have the right to terminate any franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our policies and standards.  Many state franchise laws affect our ability to terminate or refuse to renew a franchise.

As of August 31, 2007, 51% of all Sonic Drive-Ins were subject to the 1% to 5% graduated royalty rate.  For fiscal year 2007, Sonic’s average royalty rate equaled 3.75%.

Area Development Agreements.  We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development.  While many existing franchisees continue to expand on a single drive-in basis, approximately 73% of the new Franchise Drive-Ins opened during fiscal year 2007 occurred as a result of then-existing area development agreements.  Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.  If the developer does not meet the minimum opening requirements, we have the right to terminate the area development agreement and grant a new area development agreement to other franchisees for the area previously covered by the terminated area development agreement.

During fiscal year 2007, we entered into 71 new area development agreements calling for the opening of 441 Franchise Drive-Ins and amended 19 existing area development agreements calling for the opening of an additional 68 Franchise Drive-Ins, all during the next seven years.  As of August 31, 2007, we had a total of 173 area development agreements in effect and in compliance, calling for the development of 908 Sonic Drive-Ins during the next seven years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins during the next seven years.  Of the 167 Franchise Drive-Ins scheduled to open during fiscal year 2007 under area development agreements in place at the beginning of that fiscal year, 107 or 64% opened during the period.  During fiscal year 2007, we terminated 25 of the 152 area development agreements existing at the beginning of the fiscal year.  The terminated area development agreements called for the opening of 35 Franchise Drive-Ins in fiscal year 2007 and an additional ten Franchise Drive-Ins in the next three fiscal years.  All of these terminations were as a result of the franchisee failing to meet the development schedule under the area development agreement.

In addition to the area development agreement commitments, during fiscal 2007, existing franchisees purchased options to develop approximately 400 drive-ins, which allow them to open new drive-ins under the more favorable Number 6A license agreement, rather than the new Number 7 license agreement.  The development options and area development agreements together reflect a development pipeline of over 1,300 drive-ins.

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

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee.  The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $2.2 million as of August 31, 2007. We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

We have an agreement with Irwin Franchise Capital Corporation (“IFCC”) pursuant to which IFCC has agreed to make loans to existing Sonic franchisees who meet certain underwriting criteria set by IFCC to finance the equipment and improvements for our retrofit program as described under Restaurant Design and Construction – Retrofit of Item 1 of this Form 10-K.  Under the terms of the agreement with IFCC, we will provide a guaranty to IFCC of the greater of (i) 5% of the outstanding balance of a loan from IFCC to the Sonic franchisee or (ii) $250,000, provided that in no event will our maximum liability to IFCC exceed $2,500,000 in the aggregate.  As of August 31, 2007, the total amount guaranteed under the IFCC agreement was $250,000.

Franchisee Training.  Each franchisee must have at least one full-time employee at the Sonic Drive-In who has completed the Sonic Management Development Program before opening or operating the Sonic Drive-In.  The program consists of a minimum of 12 weeks of on-the-job training and one week of classroom development.  The program emphasizes food safety, quality food preparation, speed of service, cleanliness of Sonic Drive-Ins, management techniques and consistency of service.  We also require our management teams to pass the ServSafe training program. ServSafe is the most recognized food safety training certification in the restaurant industry.

Franchisee Support.  In addition to training, advertising and food purchasing as a system, and marketing programs, we provide various other services to our franchisees.  Those services include assistance with quality control through area field representatives, to ensure that each franchisee consistently delivers high quality food and service. Our field service consultants provide operational services and support for our franchisees, and our field marketing representatives assist the franchisees with the development of advertising cooperative and local market promotional activities.  We also provide new franchise consultants and new franchisee trainers to franchisees to support the successful integration of new franchisees into the Sonic system from training through the first months following the opening of each of the franchisee’s first three Sonic Drive-Ins.  We provide training to franchisees in such areas as shift management, customer service, time management, supervisory skills, and financial controls.  We additionally assist franchisees with the identification of trade areas for new Franchise Drive-Ins and the franchisees’ selection of sites for their Franchise Drive-Ins using demographic data and studies of traffic patterns.  Our architect and engineering personnel design, plan, and permit new stores.  Our construction personnel also assist in the construction of new drive-ins.

Franchise Operations.  Sonic’s franchisees operate all Franchise Drive-Ins in accordance with uniform operating standards and specifications.  These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee responsibilities.  We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis.  Each franchisee has certain discretion to determine the prices charged to its customers.

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products.  The Franchise Advisory Council currently consists of 19 members selected by Sonic.  Currently, we have six executive committee members who are selected at large, 12 regional members representing four defined regions of the country, and one at large member representing new franchisees and smaller operators.  We have five Franchise Advisory Council task groups comprised of 48 total members who serve two-year terms and lend support on individual key priorities.

Franchise Drive-In Data.  The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2007	2006	2005	2004	2003
Average Sales Per Franchise
Drive-In (in thousands)	$1,132	$1,092	$1,039	$983	$929
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,565	2,465	2,346	2,209	2,081
New Franchise Drive-Ins	146	138	138	167	159
Sold to the Company*	(15)	(15)	(4)	(24)	(52)
Purchased from the Company*	10	--	5	3	41
Closed and Terminated,
Net of Re-openings	(17)	(23)	(20)	(9)	(20)
Total Open at Year End	2,689	2,565	2,465	2,346	2,209

* The relatively large number of drive-ins purchased from Sonic in fiscal year 2003 and sold to Sonic in fiscal years 2003 and 2004 represent transactions where a majority of Sonic Drive-Ins in a certain market were sold to or purchased from a multi-unit franchisee group.  In most instances where Sonic purchased Sonic Drive-Ins, the selling multi-unit franchisee groups continued to own and operate multiple Franchise Drive-Ins.

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

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Partner Drive-Ins and Franchise Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2007, we had 357 full-time corporate employees.  This number does not include the approximately 19,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors or managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

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

Government Regulations

We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that regulate the offer and sale of franchises.  We also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship.  The FTC’s Trade Regulation Rule on Franchising (the “FTC Rule”) requires that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule.

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

Sonic and its franchisees must comply with laws and regulations governing immigration, labor, employment and wage and hour issues, such as employment eligibility verification, minimum wage, overtime, family and medical leave, discrimination, and other working conditions.  Many of the food service personnel in Sonic Drive-Ins receive compensation at rates related to federal, state, and local minimum wage laws and, accordingly, increases in applicable minimum wage laws will increase labor costs at those locations.

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

Reports, whether true or not, of food-borne illnesses, such as e-coli, avian flu, bovine spongiform encephalopathy (commonly known as mad cow disease), hepatitis A or salmonella, and injuries caused by food tampering have in the past severely injured the reputations of participants in the restaurant industry and could in the future affect us.  The potential for terrorism of our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues, and profits.

 Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt sales, revenues, and profits.  If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, Sonic Drive-Ins.  In addition, instances of food-borne illnesses or food tampering occurring at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect our sales on a local, regional, or national basis.  A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Sonic Drive-Ins, could materially harm our brand, sales, and profitability.

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

Changing dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The restaurant industry is affected by consumer preferences and perceptions.  Although we will monitor these changing preferences and strive to adapt to meet changing consumer needs, growth of our brand, and ultimately system-wide sales, depend on the sustained demand for our products.  If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of alternative foods, demand for our products may be reduced, and our business could be harmed.

Our earnings and business growth strategy depends in large part on the success of our franchisees, who exercise independent control of their businesses.

A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees. Franchisees are independent contractors, and their employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel.  Any operational shortcoming of a Franchise Drive-In is likely to be attributed by consumers to the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

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

We plan to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and any new drive-ins may not be profitable.  The opening and success of drive-ins depends on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in the Sonic Brand in new and developing markets;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities;
•	the ability to hire and train qualified management personnel;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On December 20, 2006, the Company closed on a securitized financing facility, comprised of a $600 million fixed rate term loan and a $200 million variable rate revolving credit facility.   As of August 31, 2007, we had $593.4 million in outstanding debt under the fixed rate note at an interest rate of 5.7% and $116 million outstanding under the variable rate note at an interest rate of 6.4%.

Our increased leverage could have the following consequences:

•
We may be more vulnerable in the event of deterioration in our business, in the restaurant industry or in the economy generally.  In addition, we may be limited in our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

•
We may be required to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness, which could reduce the amount of funds available for operations or development of new Partner Drive-Ins and thus place us at a competitive disadvantage as compared with competitors that are less highly leveraged.

•
From time to time, we may engage in various capital markets, bank credit and other financing activities to meet our cash requirements.  We may have difficulty obtaining additional financing at economically acceptable interest rates.

•
Our existing and future debt obligations may contain certain negative covenants including limitations on liens, consolidations and mergers, indebtedness, capital expenditures, asset dispositions, sale-leaseback transactions, stock repurchases and transactions with affiliates, which may reduce our flexibility in responding to changing business and economic conditions.

•
Our debt obligations are subject to customary rapid amortization events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the Notes, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.

Sonic Drive-Ins are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses.  The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations.  Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration laws, (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990.  If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed.  Injury to our reputation would, in turn, likely reduce revenues and profits.

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

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  We have experienced and expect further increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, there may be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Claims of illness or injury relating to food quality or food handling are common in the quick-service restaurant industry.  In addition, class action lawsuits have been filed, and may continue to be filed, against various quick-service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with high-fat foods and that quick-service restaurants’ marketing practices have encouraged obesity.  In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees, and grow the business.

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

We own or lease the land and building for all Partner Drive-Ins.  Accordingly, we are subject to all of the risks associated with owning and leasing real estate.  In particular, the value of our assets could decrease and our costs could increase because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of our drive-ins, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions.  We generally cannot cancel the leases, so if an existing or future Sonic Drive-In is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.  In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close drive-ins in desirable locations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Of the 654 Partner Drive-Ins operating as of August 31, 2007, we operated 273 of them on property leased from third-parties and 381 of them on property we own.  The leases expire on dates ranging from 2007 to 2027, with the majority of the leases providing for renewal options.  All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume.  All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

Our corporate headquarters are located in the Bricktown district of downtown Oklahoma City.  We have a 15-year lease to occupy approximately 78,000 square feet.  The lease expires in November 2018 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.

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

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	52	Chairman of the Board of Directors, Chief Executive Officer and President	June 1985

W. Scott McLain	45	Executive Vice President of Sonic Corp. and President of Sonic Industries Services Inc.	April 1996

Michael A. Perry	49	President of Sonic Restaurants, Inc.	August 2003

Stephen C. Vaughan	41	Vice President and Chief Financial Officer	January 1996

V. Todd Townsend	43	Vice President and Chief Marketing Officer	August 2005

Paige S. Bass	38	Vice President and General Counsel	January 2007

Carolyn C. Cummins	49	Vice President of Compliance and Corporate Secretary	April 2004

Claudia San Pedro	38	Vice President of Investor Relations and Treasurer	January 2007

Terry D. Harryman	42	Controller	January 1999

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

J. Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995.  Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed that position in November 2004.  He has served in various other offices with the Company since 1984.  Mr. Hudson has served as a Director of the Company since 1993. Mr. Hudson has served on the Board of Trustees of the Ford Foundation since January 2006 and on the Board of Trustees of the National Trust for Historic Preservation since January 2001, where he now serves as Chairman of the Board.  He served as Chairman of the Board of Securities Investor Protection Corporation, the federally-chartered organization which serves as the insurer of customer accounts with brokerage firms, from 1994 to 2001.

W. Scott McLain has served as Executive Vice President of the Company and President and Director of Sonic Industries Services Inc. since September 2004.  He served as the Company’s Executive Vice President and Chief Financial Officer from January 2004 until November 2004 and as the Company’s Senior Vice President and Chief Financial Officer from January 2000 until January 2004.  Mr. McLain served as the Company’s Vice President of Finance and Chief Financial Officer from August 1997 until January 2000.

Michael A. Perry has served as President and Director of Sonic Restaurants, Inc. since September 2004.  He served as Senior Vice President of Operations and Director of Sonic Restaurants, Inc. from August 2003 until September 2004.  Mr. Perry served as Vice President of Franchise Services of Sonic Industries Services Inc. from September 1998 until August 2003.

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

Paige S. Bass has served as Vice President and General Counsel of the Company since January 2007.  Ms. Bass joined the Company as Associate General Counsel in April 2004.  Prior to joining the Company, Ms. Bass was employed seven years as an associate with the law firm of Crowe & Dunlevy in Oklahoma City, Oklahoma.

Carolyn C. Cummins has served as the Company’s Corporate Secretary since January 2007 and as the Company’s Vice President of Compliance since April 2004.  Ms. Cummins has also served as Assistant General Counsel since joining the Company in January 1999.

Claudia San Pedro has served as Vice President of Investor Relations and Treasurer of the Company since January 2007 and as Treasurer of Sonic Industries Services Inc. since November 2006.  She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006.  From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Office of State Finance.  From September 2000 until June 2003, Ms. San Pedro served as the Assistant Fiscal Staff Director and Education Fiscal Analyst for the Oklahoma State Senate.

Terry D. Harryman has served as the Company’s Controller since January 1999.  Mr. Harryman has also served as the Controller of Sonic Restaurants, Inc. and Sonic Industries Services Inc. since January 2002.  He served as Assistant Treasurer of Sonic Restaurants, Inc. and Sonic Industries Services Inc. from October 1996 until January 2002.  Mr. Harryman joined the Company in 1996.

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

Fiscal Year Ended August 31, 2007	High	Low	Fiscal Year Ended August 31, 2006	High	Low
First Quarter	$24.02	$21.63	First Quarter	$19.94	$17.99
Second Quarter	$24.35	$21.50	Second Quarter	$21.73	$18.33
Third Quarter	$24.96	$20.60	Third Quarter	$23.48	$20.83
Fourth Quarter	$24.71	$20.29	Fourth Quarter	$22.40	$19.07

Stockholders

As of October 16, 2007, the Company had 629 record holders of its common stock.

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

 Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2007 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Dollar Value that May Yet Be Purchased Under the Program (d)

June 1, 2007 through June 30, 2007	890	$21.36	890	$20,425

July 1, 2007 through July 31, 2007	942	$21.68	942	$2

August 1, 2007 through August 31, 2007	1,481	$21.90	1,481	$42,571

Total	3,313	$21.89	3,313

(1)  All of the shares purchased during the fourth quarter of fiscal 2007 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997.  In August 2007, the Company’s Board of Directors approved an additional $75 million under the Company’s stock repurchase authorization and extended the program to August 31, 2008.

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

[The Remainder of this Page Intentionally Left Blank]

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2007	2006	2005(1)	2004(1)	2003(1)

Income Statement Data:
Partner Drive-In sales	$646,915	$585,832	$525,988	$449,585	$371,518
Franchise Drive-Ins:
Franchise royalties	111,052	98,163	88,027	77,518	66,431
Franchise fees	4,574	4,747	4,311	4,958	4,674
Other	7,928	4,520	4,740	4,385	4,017
Total revenues	770,469	693,262	623,066	536,446	446,640
Cost of Partner Drive-In sales	520,176	468,627	421,906	358,859	291,764
Selling, general and administrative	58,736	52,048	47,503	44,765	41,061
Depreciation and amortization	45,103	40,696	35,821	32,528	29,223
Provision for impairment of long-lived
assets	1,165	264	387	675	727
Total expenses	625,180	561,635	505,617	436,827	362,775
Income from operations	145,289	131,627	117,449	99,619	83,865
Debt extinguishment and other costs	6,076	─	─	─	─
Interest expense, net	38,330	7,578	5,785	6,378	6,216
Income before income taxes	$100,883	$124,049	$111,664	$93,241	$77,649
Net income	$64,192	$78,705	$70,443	$58,031	$47,801

Income per share (2):
Basic	$0.94	$0.91	$0.78	$0.65	$0.55
Diluted	$0.91	$0.88	$0.75	$0.63	$0.52
Weighted average shares used in calculation (2):
Basic	68,019	86,260	89,992	88,970	87,698
Diluted	70,592	89,239	93,647	92,481	91,365

Balance Sheet Data:
Working capital (deficit)	$(40,784)	$(35,585)	$(30,093)	$(14,537)	$(2,875)
Property, equipment and capital leases, net	529,993	477,054	422,825	376,315	345,551
Total assets	758,520	638,018	563,316	518,633	486,119
Obligations under capital leases (including current portion)	39,318	36,625	38,525	40,531	27,929
Long-term debt (including current portion)	710,743	122,399	60,195	82,169	139,587
Stockholders’ equity (deficit)	(106,802)	391,693	387,917	337,900	267,733
Cash dividends declared per common share	─	─	─	─	─

(1)   Previously reported prior-year results have been adjusted to implement SFAS 123R on a modified retrospective basis.
(2)   Adjusted for three-for-two stock splits in 2006 and 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-ins in the United States.  As of August 31, 2007, the Sonic system was comprised of 3,343 drive-ins, of which 20% or 654 were Partner Drive-Ins and 80% or 2,689 were Franchise Drive-Ins.  Sonic Drive-Ins feature signature menu items such as specialty soft drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu.  We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees.  We also receive revenues from initial franchise fees.  To a lesser extent, we also receive income from the selling and leasing of signs and real estate, as well as from minority ownership interests in a few Franchise Drive-Ins.

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

Overview of Business Performance. Business fundamentals at the drive-in level continued to be strong during fiscal year 2007.  Cumulative results for the year, however, were impacted by costs associated with the financing of the Company’s tender offer and other share repurchase activities which have collectively resulted in the repurchase of approximately 30% of the Company’s outstanding stock during the year ended August 31, 2007.  While the tender offer was dilutive to earnings per share in the first two quarters of fiscal 2007, it was accretive to third and fourth quarter earnings per share and is expected to continue to be accretive in the future. Net income for the year decreased 18.4%, while earnings per share increased 3.4% to $0.91 per diluted share from $0.88 in the previous year.  The Company’s earnings were reduced by debt extinguishment charges related primarily to Sonic’s tender offer and financing activities during fiscal year 2007, which totaled $0.05 per diluted share for the year.  Excluding these special charges, net income per diluted share was $0.96 for fiscal year 2007, reflecting a 9.1% increase versus the prior year.  The Company believes this non-GAAP measure of net income per diluted share before special items provides for comparability to prior year net income per diluted share, and is useful in assessing ongoing operations performance.

We continue to experience considerable momentum in our business fueled by solid growth in same-store sales that led to an increase in system-wide drive-in level average profits.  In turn, the rise in store-level profits, which have grown handsomely over the last four years, helped produce an increase in the number of new drive-in openings by franchisees.  We believe these results reflect our multi-layered growth strategy that features the following components:

•	Solid same-store sales growth;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Increased franchising income stemming from franchisee new unit growth, solid same-store sales growth and our unique ascending royalty rate;
•	Operating leverage at both the drive-in level and the corporate level; and
•	The use of excess operating cash flow and issuance of new debt for share repurchases and franchise acquisitions.

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

System-Wide Performance ($ in thousands)

	Year Ended August 31,
	2007	2006	2005
Percentage increase in sales	8.6%	10.7%	12.4%

System-wide drive-ins in operation (1):
Total at beginning of period	3,188	3,039	2,885
Opened	175	173	175
Closed (net of re-openings)	(20)	(24)	(21)
Total at end of period	3,343	3,188	3,039

Core markets (2)	2,500	2,435	2,165
Developing markets (2)	843	753	874
All markets	3,343	3,188	3,039

Average sales per drive-in:
Core markets	$1,145	$1,105	$1,059
Developing markets	998	954	934
All markets	1,109	1,070	1,023

Change in same-store sales (3):
Core markets	3.6%	5.3%	5.6%
Developing markets	1.2	1.5	7.4
All markets	3.1	4.5	6.0

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Markets are identified based on television viewing areas and further classified as core or developing markets based upon number of drive-ins in a market and the level of advertising support. Market classifications are updated periodically.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 3.1% during fiscal year 2007 as a result of growth in average check, offset somewhat by a slight decrease in traffic (number of transactions per drive-in). The increase in average check was the result of price increases, as well as the success of the pay-at-your-stall (PAYS) program, which has increased credit and debit card transactions that, on average, exceed the average cash transaction.  We believe our strong sales performance is a direct result of our specific sales-driving initiatives including, but not limited to:

•	Continued growth of our business in non-traditional day parts including the morning, afternoon, and evening day parts;
•	Use of technology to reach customers and improve the customer experience;
•	Monthly promotions and new product news focused on quality and expanded choice for our customers;
•	Growth in brand awareness through increased media spending and greater use of network cable advertising; and
•	The ongoing physical retrofit of drive-ins with a new look.

Looking forward, these strategies are expected to continue to positively impact our business.  We expect revenue growth of between 10% and 12% for fiscal year 2008, based upon targeted same-store sales growth in the range of 2% to 4%, with Partner Drive-In sales growth expected to be slightly ahead of this range.

We continue to use our monthly promotions to highlight our distinctive food offerings and to feature new products. We also use our promotions and new product news to create a strong emotional link with consumers and to align closely with consumer trends for fresh ingredients, customization, menu variety and choice.  During the past year, our new product offerings showcased the breadth of our menu and emphasized the opportunity for choice at Sonic.  We will continue to have new product news in the coming months, all designed to meet customers’ evolving taste preferences including the growing desire for fresh, quality product offerings and healthier alternatives.

During fiscal year 2007, our system-wide media expenditures were approximately $175 million as compared to $145 million in fiscal year 2006, which we believe continues to increase overall brand awareness.  We also continued to spend approximately one-half of our marketing dollars on system-wide marketing fund efforts, which are largely used for network cable television advertising, growing this area of our advertising from approximately $72 million in fiscal year 2006 to approximately $90 million in fiscal year 2007.  We believe increased network cable advertising provides several benefits including the ability to more effectively target and better reach the cable audience, which has now surpassed broadcast networks in terms of viewership.  In addition, national cable advertising also allows us to bring additional depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion.  Looking forward, we expect system-wide media expenditures to be approximately $190 million in fiscal 2008, with the system-wide marketing fund representing approximately one-half of total media expenditures.

We continue to make investments to upgrade the exterior look of our drive-ins including a retrofit and the use of new electronic signage.  The new retrofit features several new elements including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.  We completed the retrofit of over 100 Partner Drive-Ins before fiscal year 2007.  During fiscal year 2007, the retrofit was completed at 326 Franchise Drive-Ins and 173 Partner Drive-Ins.  The retrofit of the entire Sonic system is expected to occur over the next three to four years, with an additional 600 to 700 Franchise Drive-Ins and 150 Partner Drive-Ins expected to be retrofitted during fiscal year 2008.

Sonic opened 175 new drive-ins during fiscal year 2007, consisting of 29 Partner Drive-Ins and 146 Franchise Drive-Ins, a slight increase overall from 173 drive-in openings during fiscal year 2006 (35 Partner Drive-Ins and 138 Franchise Drive-Ins).  Looking forward, the Company expects to open 180 to 200 new drive-ins during fiscal year 2008, including 155 to 165 by franchisees.

Results of Operations

Revenues.  Total revenues increased 11.1% to $770.5 million in fiscal year 2007 from $693.3 million during fiscal year 2006.  The increase in revenues primarily relates to solid sales growth for Partner Drive-Ins and a rise in franchise royalties.

Revenues
($ in thousands)
				Percent
			Increase/	Increase/
Year Ended August 31,	2007	2006	(Decrease)	(Decrease)
Revenues: Partner Drive-In sales	$646,915	$585,832	$61,083	10.4%
Franchise revenues: Franchise royalties	111,052	98,163	12,889	13.1
Franchise fees	4,574	4,747	(173)	(3.6)
Other	7,928	4,520	3,408	75.4
Total revenues	$770,469	$693,262	$77,207	11.1

				Percent
			Increase/	Increase/
Year Ended August 31,	2006	2005	(Decrease)	(Decrease)
Revenues: Partner Drive-In sales	$585,832	$525,988	$59,844	11.4%
Franchise revenues: Franchise royalties	98,163	88,027	10,136	11.5
Franchise fees	4,747	4,311	436	10.1
Other	4,520	4,740	(220)	(4.6)
Total revenues	$693,262	$623,066	$70,196	11.3

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2007	2006	2005
Partner Drive-In sales	$646,915	$585,832	$525,988
Percentage increase	10.4%	11.4%	17.0%

Partner Drive-Ins in operation (1):
Total at beginning of period	623	574	539
Opened	29	35	37
Acquired from (sold to) franchisees, net	5	15	(1)
Closed	(3)	(1)	(1)
Total at end of period	654	623	574

Average sales per Partner Drive-In	$1,017	$980	$957
Percentage increase	3.8%	2.4%	8.0%

Change in same-store sales (2)	2.5%	1.9%	7.4%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

The following table reflects the increase in Partner Drive-In sales by type of activity for fiscal year 2007 and 2006:

Change in Partner Drive-In Sales ($ in thousands)

	Year Ended August 31,
	2007	2006
Increase from addition of newly constructed drive-ins (1)	$42,593	$33,332
Net increase from drive-ins acquired and sold (2)	4,409	17,197
Increase from same-store sales	15,439	9,754
Decrease from drive-ins closed (3)	(1,358)	(439)
Net increase in Partner Drive-In sales	$61,083	$59,844

(1) Represents the increase for 64 and 72 drive-ins opened since the beginning of the prior fiscal year as of August 31, 2007 and 2006, respectively.
(2) Represents the net increase for 15 drive-ins acquired and 10 drive-ins sold since the beginning of the prior fiscal year as of August 31, 2007 and 19 drive-ins acquired and 5 drive-ins sold since the beginning of the prior fiscal year as of August 31, 2006.

(3) Represents the decrease for 4 and 2 drive-ins closed since the beginning of the prior fiscal year as of August 31, 2007 and 2006, respectively.

The increase in Partner Drive-In sales for both fiscal year 2007 and 2006 was primarily driven by the opening of newly constructed drive-ins.  Looking forward, we anticipate opening approximately 25 to 35 Partner Drive-Ins during fiscal year 2008.  Same-store sales at Partner Drive-Ins increased 2.5% in fiscal year 2007 and 1.9% in fiscal year 2006, which also contributed to the increase in total Partner Drive-In sales.  These increases also reflect the positive impact of increasing average sales per drive-in of 3.8% for 2007 and 2.4% for 2006.

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

Franchise Information ($ in thousands)
	Year Ended August 31,
	2007	2006	2005
Franchise fees and royalties (1)	$115,626	$102,910	$92,338
Percentage increase	12.4%	11.4%	12.0%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,565	2,465	2,346
Opened	146	138	138
Acquired from (sold to) Company, net	(5)	(15)	1
Closed	(17)	(23)	(20)
Total at end of period	2,689	2,565	2,465

Franchise Drive-In sales	$2,961,168	$2,735,802	$2,474,133
Percentage increase	8.2%	10.6%	11.5%

Effective royalty rate	3.75%	3.59%	3.56%

Average sales per Franchise Drive-In	$1,132	$1,092	$1,039

Change in same-store sales (3)	3.3%	5.1%	5.8%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of MD&A.
(2) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 13.1% to $111.1 million in fiscal year 2007, compared to $98.2 million in fiscal year 2006.  Of the $12.9 million increase, approximately $8.0 million resulted from Franchise Drive-Ins’ same-store sales growth of 3.3% in fiscal year 2007, combined with an increase in the effective royalty rate to 3.75% during fiscal year 2007 compared to 3.59% during fiscal year 2006.  Each of our license agreements contains an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase.  The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

Franchise royalties were positively impacted during the latter half of fiscal year 2007 when franchisees opted to convert approximately 790 older license agreements to a newer form of license agreement.  The conversion license provides a 20 year term and for payment of a higher royalty rate than in the previous agreement.  The rate for the converted licenses was effective April 1, 2007, and we estimate the total benefit for the last half of the fiscal year was between $1.5 to $2.0 million.  Looking forward, franchise royalties will continue to be impacted positively by this conversion.  The benefit to the first half of fiscal year 2008 is expected to be approximately $1.5 million in additional royalties.

Franchise royalties increased 11.5% to $98.1 million in fiscal year 2006, compared to $88.0 million in fiscal year 2005.  Of the $10.1 million increase, approximately $6.1 million resulted from Franchise Drive-Ins’ same-store sales growth of 5.1% in fiscal year 2006, combined with an increase in the effective royalty rate to 3.59% during fiscal year 2006 compared to 3.56% during fiscal year 2005.  The balance of the increase was attributable to growth in the number of Franchise Drive-Ins over the prior period.

Franchisees opened 146 new drive-ins in fiscal year 2007, up from 138 new drive-ins in fiscal year 2006.  Despite the increase in new drive-in openings, franchise fees decreased 3.6% to $4.6 million as a result of approximately $0.3 million more in fees recognized in fiscal year 2006 from terminations of area development agreements.  These terminations were due to an initiative to strengthen the franchise development pipeline by terminating non-performing agreements and were the primary reason for the 10.1% increase in franchise fees to $4.7 million in fiscal year 2006, when franchisees opened 138 new drive-ins in both fiscal years 2006 and 2005.

As of August 31, 2007, we had 173 area development agreements representing 908 planned Franchise Drive-In openings over the next few years, compared to 152 such agreements at August 31, 2006 which represented approximately 576 planned Franchise Drive-In openings.  We anticipate 155 to 165 store openings by franchisees during fiscal year 2008.  As a result of these new Franchise Drive-In openings, the impact of the conversion of older license agreements, and the continued benefit of the ascending royalty rate contained in all license agreements, we expect approximately $13 to $15 million in incremental franchise fees and royalties in fiscal year 2008.

Other income increased 75.4% to $7.9 million in fiscal year 2007 from $4.5 million in fiscal year 2006.  The increase relates primarily to the net favorable impact of non-income tax matters and an approximately $2.0 million gain on the sale of real estate to a franchisee.  Looking forward, other income is anticipated in the range of $0.8 million to $1.0 million per quarter during fiscal year 2008.

Operating Expenses.  Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, increased to 80.3% in fiscal year 2007 from 80.0% in fiscal year 2006.   Minority interest in earnings of drive-ins is included as a part of cost of sales in the table below since it is directly related to Partner Drive-In operations.

Operating Margins

	Year Ended August 31,
	2007	2006	2005
Costs and Expenses (1):
Partner Drive-Ins:
Food and packaging	25.7%	25.9%	26.2%
Payroll and other employee benefits	30.4	30.0	30.3
Minority interest in earnings of Partner Drive-Ins	4.1	4.3	4.1
Other operating expenses	20.1	19.8	19.6
Total Partner Drive-In cost of operations	80.3%	80.0%	80.2%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased by 0.2 percentage points during fiscal year 2007 compared to fiscal year 2006 following a decrease of 0.3 percentage points during fiscal year 2006 compared to fiscal year 2005.   The decrease for fiscal year 2007 relates primarily to price increases that more than offset generally higher commodity pricing, particularly for dairy, soybean oil and packaging.  The improvement for fiscal year 2006 relates primarily to lower dairy costs and a favorable shift in product mix to drinks and ice cream, which have more favorable margins than other menu items.  Looking forward, commodity pressures are expected to ease in the second half of fiscal year 2008.

Labor costs increased by 0.4 percentage points during fiscal year 2007 compared to fiscal year 2006 after a decrease of 0.3 percentage points during fiscal year 2006 compared to fiscal year 2005.  The increase for fiscal year 2007 was a result of federal and state minimum wage increases, which was partially offset by price increases.  The improvement for fiscal year 2006 was primarily a result of leverage from higher sales volumes.  Looking forward, wage rates are expected to continue to increase as a result of federal and state minimum wage legislation.  While the Company expects to mitigate some of the increase with menu price increases, it is likely that labor costs, as a percentage of sales, will rise during fiscal year 2008.

Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $1.4 million during fiscal year 2007.  While these costs increased in real terms during fiscal year 2007, they declined as a percentage of Partner Drive-In sales reflecting our partners’ share of the increased operating costs experienced during the period.  During fiscal year 2006, minority interest increased $3.7 million, reflecting the increase in average profit per store.  We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during fiscal year 2007.  Since we expect our average store level profits to continue to grow in fiscal year 2008, we expect minority interest to continue to increase in dollar terms.

Other operating expenses increased by 0.3 percentage points during fiscal year 2007 after an increase of 0.2 percentage points during fiscal year 2006.  The increase in fiscal year 2007 relates to a number of items, including higher credit card fees due to increasing credit card sales and higher repair and maintenance costs.  Leverage from higher sales partially offset increased utility costs resulting from higher energy prices in fiscal year 2006.  Looking forward, we expect increases in credit card fees to continue, which is expected to be offset by leverage from higher sales to result in flat to slightly favorable other operating expenses, as a percentage of sales, on a year-over-year basis, in fiscal year 2008.

To summarize, we are expecting leverage from higher sales and operations initiatives to result in slightly favorable overall restaurant-level margins during fiscal year 2008 on a year-over-year basis, primarily in the second half of the year.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 12.8% to $58.7 million during fiscal year 2007 and 9.6% to $52.0 million during fiscal year 2006.  The increases in these fiscal years relate to the addition of headcount and other infrastructure to support the continued growth of our business.  As a percentage of total revenues, SG&A expenses increased to 7.6% in fiscal year 2007, compared with 7.5% in fiscal year 2006 and 7.6% in fiscal year 2005.  Stock-based compensation is included in SG&A, and, as of August 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.9 million and is expected to be recognized over a weighted average period of 1.6 years.  See Note 1 and Note 12 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our stock-based compensation.  We anticipate that SG&A costs will increase approximately 10% to 12% in fiscal year 2008 and decline slightly, as a percentage of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased 10.8% to $45.1 million in fiscal year 2007 as a result of additional capital expenditures.  Depreciation and amortization expense increased 13.6% to $40.7 million in fiscal year 2006 due, in part, to additional depreciation stemming from the Tennessee and Kentucky acquisitions, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s. Capital expenditures during fiscal year 2007 for new drive-in construction and continued investment in existing drive-ins, including retrofit and, in some cases, upgraded signage were $110.9 million.  An additional $10.8 million was spent for the acquisition of drive-ins from franchisees.  Looking forward, with approximately $75 to $85 million in capital expenditures planned for the year, normal depreciation and amortization is expected to increase by approximately 11% to 13% for the year.

Provision for Impairment of Long-Lived Assets.  We assess drive-in assets for impairment on a quarterly basis under the guidelines of FAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During fiscal year 2007, three surplus or leased properties were impaired which resulted in a charge of $0.8 million to reduce the carrying cost of the properties to estimated fair value.  In addition, during fiscal year 2007, two operating Partner Drive-Ins were impaired resulting in a $0.4 million charge for carrying cost in excess of estimated fair value for the related assets.   The total of these provisions for fiscal year 2007 was $1.2 million.  During fiscal year 2006, three surplus properties became impaired which resulted in a provision for impairment of $0.3 million for carrying cost in excess of estimated fair value for the assets.  During fiscal year 2005, one operating Partner Drive-In and one surplus property became impaired which resulted in provision for impairment of $0.4 million for carrying cost in excess of estimated fair value for the assets.  We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins may change in the near future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value.  While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense.  Net interest expense increased $36.8 million to $44.4 million in fiscal year 2007 and increased $1.8 million to $7.6 million in fiscal year 2006.  The increase in fiscal year 2007 is the result of interest on increased borrowings used to fund the purchase of shares in the Company’s tender offer and subsequent repurchases, as well as $6.1 million in debt extinguishment charges related to financing the Company’s tender offer and other share repurchase activities.  The smaller increase in net interest expense in fiscal year 2006 resulted from increased borrowings that were used largely to fund share repurchases and capital expenditures.  During fiscal year 2008, we expect net interest expense of approximately $45 to $50 million, but may vary based upon the level of share repurchases and acquisitions of Franchise Drive-Ins during the year.

Income taxes.  The provision for income taxes remained relatively constant for fiscal year 2007 with an effective federal and state tax rate of 36.4% compared with 36.6% in fiscal year 2006 and 36.9% in fiscal year 2005. The decrease in rate in fiscal year 2007 related to the favorable resolution of state tax matters and the retroactive extension of the Work Opportunity Tax Credit.  We expect our tax rate to be in the range of 36.5% to 37.5% in fiscal year 2008.  However, our tax rate may continue to vary significantly from quarter-to-quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During fiscal year 2007, current assets increased 73.4% to $73.7 million compared to $42.5 million as of the end of fiscal year 2006.  Cash balances increased by $29.3 million primarily due to changes in cash processing for the securitized cash flows, including consideration of the current portion of restricted cash of $13.5 million.  In addition, the noncurrent portion of restricted cash of $11.4 million was an increase associated with the securitized cash flows.  Net property, equipment and capital leases increased by $52.9 million primarily as a result of capital expenditures of $112.0 million, capital lease additions of $5.2 million and $10.8 million for the acquisition of drive-ins from franchisees.  Goodwill increased by $5.7 million primarily as a result of the acquisition of drive-ins from franchisees.  Debt origination costs increased by $19.8 million as a result of the costs associated with the securitized debt transaction.  These increases combined with the increase in current assets resulted in an 18.9% increase in total assets to $758.5 million as of the end of fiscal year 2007.

Total current liabilities increased $36.4 million or 46.6% during fiscal year 2007 primarily as a result of a $15.3 million increase in the current obligations for capital leases and debt related to the securitized debt transaction, a $14.4 million accrual for share repurchase obligations that settled in September and a $1.6 million increase in gift program liabilities.  The noncurrent portion of long-term debt increased $573.3 million as a result of the debt used to fund the repurchase of stock.  Overall, total liabilities increased $619.0 million or 251.3% as a result of the items discussed above.

Stockholders’ equity decreased $498.5 million during fiscal year 2007 primarily resulting from the stock repurchase activity during the year.  The Company completed a “modified Dutch auction” tender offer in October 2006, repurchasing 15.9 million shares at a purchase price of $23.00 per share for a total of $366.1 million, and incurred costs related to the transaction totaling $1.2 million that are included in stockholders’ equity.  Subsequent to the tender offer, additional share repurchases totaling approximately $211.1 million were completed under Board-authorized share repurchase initiatives.  The stock repurchase activity was partially offset by earnings during the year of $64.2 million and proceeds and the related tax benefits from the exercise of stock options.

The Company considers the non-GAAP measure of debt-to-EBITDA to be a significant indication of the Company’s financial performance and available capital resources.  This is not a measure of financial performance or liquidity under generally accepted accounting principles (“GAAP”).  EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of all depreciation and amortization.  While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  As of August 31, 2007, our debt-to-EBITDA ratio was 3.9.  The following table reconciles EBITDA to net income as of August 31, 2007 and provides the components to calculate this ratio:

Net Income	$64,192
Provision for income taxes	36,691
Depreciation and amortization	45,103
Net interest expense	44,406
EBITDA	$190,392
Obligations under capital leases (including current portion)	$39,318
Long-term debt (including current portion)	710,743
Total debt	$750,061
Debt-to-EBITDA	3.9

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $6.5 million or 5.1% to $121.0 million in fiscal year 2007 as compared to $127.5 million in fiscal year 2006.  This decrease results from lower net income excluding non-cash items as a result of increased interest expense associated with the Company’s increased debt, the segregation of $9.0 million of operating cash flows at year-end as restricted cash as a result of debt requirements, and $5.6 million from termination of a hedge instrument.  These decreases were offset by a significant increase in operating liabilities related to the amount and timing of tax and other liability payments, including the effect of an increase in franchise deposits from franchise development activities.

Investing Cash Flows. During fiscal year 2007, we opened 29 newly constructed Partner Drive-Ins, acquired 15 drive-ins from franchisees and sold ten drive-ins to franchisees.  For the same period, we used cash generated from operating activities and borrowings to fund capital additions of $110.9 million, which included the cost of newly opened drive-ins, retrofits of existing drive-ins, new equipment for existing drive-ins, drive-ins under construction and other capital expenditures, from cash generated by operating activities and borrowings.  We purchased the real estate for 21 of the 29 newly constructed drive-ins.  In addition, the acquisition of 15 drive-ins during fiscal year 2007 resulted in cash outlays of $10.8 million.  We also entered into a sale-leaseback agreement during the first fiscal quarter and disposed of the real estate underlying drive-ins that were acquired in the fourth quarter of fiscal year 2006 for proceeds of approximately $12.6 million. Proceeds from dispositions of assets for the year of $13.7 million primarily resulted from sales of other real estate relating to drive-ins previously sold to franchisees.

Financing Cash Flows. In December 2006, the Company closed on a securitized financing facility of Variable Rate Series 2006-1 Senior Variable Funding Notes, Class A-1, which provides for the issuance of up to $200 million of Variable Funding Notes and certain other credit instruments, including letters of credit. As of August 31, 2007, our outstanding Variable Funding Notes totaled $116.0 million at an effective borrowing rate of 6.4%, as well as $0.3 million in outstanding letters of credit. The amount available under the Variable Funding Notes as of August 31, 2007, was $83.7 million. In addition to the Class A-1 notes, the Company issued $600 million of Fixed Rate Series 2006-1 Senior Notes, Class A-2, in a private transaction in December 2006. This new debt has an effective borrowing rate of 6.8%, including debt issuance costs totaling $24.3 million which were incurred in conjunction with the securitized debt transactions closed in December 2006. We believe that cash flows from operations will be adequate for repayment of any long-term debt that does not get refinanced or extended.  We plan to use our Class A-1 notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

The Class A-1 and Class A-2 notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  The Notes are also subject to customary rapid amortization events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.  See Note 1 – Restricted Cash of the Notes to Consolidated Financial Statements for additional information regarding restrictions on cash.

The Company’s tender offer in October 2006 resulted in total cash outflow of $366.1 million, along with related costs totaling $1.2 million. In addition to the shares purchased through the tender offer, the Company has acquired 9.6 million shares for a total cost of $211.1 million under the share repurchase program authorized by our Board of Directors.  In August 2007, the Board of Directors authorized an additional $75.0 million under the Company’s share repurchase program and extended the program through August 31, 2008.  As of August 31, 2007, $42.6 million remained available under the program.

We plan capital expenditures of approximately $75 to $85 million in fiscal year 2008, excluding potential acquisitions and share repurchases.  These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures.  We expect to fund these capital expenditures through cash flow from operations and borrowings under the Variable Funding Notes.

As of August 31, 2007, our total cash balance of $50.3 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations, as well as borrowings under the Variable Funding Notes, will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans and lease agreements. See Note 15 of the Notes to Consolidated Financial Statements for additional information about these guarantees. The Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  Our commitments and obligations as of August 31, 2007 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than	1 – 3	3 – 5	More than
		1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt(1)	$857,836	$54,079	$155,041	$213,579	$435,137
Capital leases	57,332	4,385	10,774	10,143	32,030
Operating leases	190,174	11,948	23,606	22,661	131,959
Total	$1,105,342	$70,412	$189,421	$246,383	$599,126

(1) The fixed-rate interest payments included in the table above assume that all the Class A-2 notes will be outstanding for the expected six-year term, and all other fixed-rate notes will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming that the amounts outstanding under the Class A-1 notes as of August 31, 2007 are held to maturity, and utilizing interest rates in effect at August 31, 2007, the interest payments will be in the range of $7 to $8 million for at least the next five years.

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

Impairment of Long-Lived Assets.  We review Partner Drive-In and other long-lived assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors.  During fiscal year 2007, we reviewed Partner Drive-ins and other long-lived assets with combined carrying amounts of $12.5 million in property, equipment and capital leases for possible impairment, and, our cash flow assumptions resulted in impairment charges totaling $1.2 million to write-down certain assets to their estimated fair value.  During the fourth quarter of fiscal year 2007, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated.  As of August 31, 2007, goodwill and intangible assets totaled $114.0 million.  If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Revenue Recognition Related to Franchise Fees and Royalties.  Initial franchise fees are recognized in income when we have substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable.  Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between Sonic and the franchisee.

Our franchisees are required under the provisions of the license agreements to pay royalties to Sonic each month based on a percentage of actual net sales.  However, the royalty payments and supporting financial statements are not due until the 10th of the following month for the new form of license agreement (Number 7) and the 20th of the following month for all prior forms of license agreement.  As a result, we accrue royalty revenue in the month earned based on estimates of Franchise Drive-Ins sales.  These estimates are based on projections of average unit volume growth at Franchise Drive-Ins collected from a majority of Franchise Drive-Ins.

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K.  The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded during fiscal year 2007 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Leases.  Certain Partner Drive-Ins lease land and buildings from third parties.  Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options.  Judgment is required to determine options expected to be exercised.  Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods.  The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate.  The lease term commences on the date when we have the right to control the use of lease property, which can occur before rent payments are due under the terms of the lease.  Contingent rent is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Sonic’s use of debt directly exposes the Company to interest rate risk.  Floating rate debt, where the interest rate fluctuates periodically, exposes the Company to short-term changes in market interest rates.  Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.  Sonic is also exposed to market risk from changes in commodity prices.  Sonic does not utilize financial instruments for trading purposes.  Sonic manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal in the future.

Interest Rate Risk.  At the time the Company filed its Form 10-K for the year ended August 31, 2006, the Company had refinanced the debt outstanding as of year-end with variable rate debt and had borrowed additional amounts for the tender offer.  The market risk disclosure for the prior year therefore addressed interest rate risk based upon $486 million of variable rate debt.  Our exposure to interest rate risk at August 31, 2007 is primarily based on the fixed rate Class A-2 notes with an effective rate of 5.7%, before amortization of debt-related costs.  At August 31, 2007, the fair value of the Class A-2 notes was estimated at $591.7 million versus carrying value of $594.4 million (including accrued interest).  Differences between fair value versus carrying value are attributable to interest rate increases subsequent to when the debt was originally issued.  Should interest rates increase or decrease by one percentage point, the estimated fair value of the Class A-2 notes would decrease by approximately $21.9 million or increase by approximately $22.9 million, respectively.  The Class A-1 notes outstanding at August 31, 2007 totaled $116.0 million, with a variable rate of 6.4%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding at year-end would be approximately $1.2 million before tax.  We have made certain loans to our franchisees totaling $6.2 million as of August 31, 2007.  The interest rates on these notes are generally between 5.0% and 10.5%.  We believe the fair market value of these notes approximates their carrying amount.

Commodity Price Risk.  The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products.  These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, we have not made any long-term commitments to purchase any minimum quantities under these arrangements. We do not use financial instruments to hedge commodity prices because these purchase agreements help control the ultimate cost.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of August 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

        We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting,  assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2007 and 2006, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended August 31, 2007 of Sonic Corp. and our report dated October 17, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 17, 2007

Item 9B.  Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2007 fiscal year which was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2007 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation – Compensation Discussion and Analysis.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Director Independence,” “Committees, Compensation, and Meetings of the Board of Directors,” and “Compensation Committee Interlock and Insider Participation.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

Pages

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at August 31, 2007 and 2006	F-2
Consolidated Statements of Income for each of the three years
in the period ended August 31, 2007	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for each
of the three years in the period ended August 31, 2007	F-5
Consolidated Statements of Cash Flows for each of the three years
in the period ended August 31, 2007	F-6
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:
Page
Schedule II	-	Valuation and Qualifying Accounts	F-30

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

3.04.                        Certificate of Amendment of Certificate of Incorporation of the Company, January 31, 2006, which the Company hereby incorporates by reference from Exhibit 3.04 to the Company’s Form 10-K for the fiscal year ended August 31, 2006.

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

10.01.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

10.02.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

10.03.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 4.2 License Agreement and Number 5.1 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.04.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 6 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.05.                      Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 6A License Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.06.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 5.2 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.07.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., License Agreement (the Number 6NT License Agreement), which the Company hereby incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

10.08.                      Form of Sonic Industries LLC License Agreement (the Number 4.4/5.4 License Agreement).

10.09.                      Form of Sonic Industries LLC License Agreement (the Number 5.5 License Agreement).

10.10.                      Form of Sonic Industries LLC License Agreement (the Number 7 License Agreement).

10.11.                      Form of Sonic Industries LLC License Agreement (the Number 7NT License Agreement).

10.12.                      Form of Sonic Industries Franchising LLC, successor to Sonic Industries Inc., Area Development Agreement (the Number 6A Area Development Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.13.                      Form of Sonic Industries LLC Area Development Agreement (the Number 7 Area Development Agreement).

10.14.                      Form of Sonic Industries Services Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.15.                      Form of General Partnership Agreement, Limited Liability Company Operating Agreement and Master Agreement, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-K for fiscal year ended August 31, 2003.

10.16.                      1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.17.                      1991 Sonic Corp. Stock Purchase Plan, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.18.                      1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.19.                      Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.20.                      Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.21.                      Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.22.                      Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.23.                      Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.24.                     Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.25.                      Employment Agreement with Michael A. Perry dated August 20, 2003, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended August 31, 2003. *

10.26.                      Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.27.                     Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002. *

10.28.                      Employment Agreement with Carolyn C. Cummins dated April 29, 2004, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 2004. *

10.29.                      Employment Agreement with V. Todd Townsend dated August 18, 2005 which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 2005. *

10.30.                      Employment Agreement with Paige S. Bass dated January 31, 2007,which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the quarterly period ended February 28, 2007.*

10.31.                      Employment Agreement with Claudia San Pedro dated January 31, 2007,which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q for the quarterly period ended February 28, 2007.*

10.32.                      2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001. *

10.33.                      2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001. *

10.34.                      Sonic Corp. 2006 Long Term Incentive Plan which the Company hereby incorporates by reference from Exhibit No. 10.31 to the Company’s Form 10-K for the fiscal year ended August 31, 2006.*

21.01.                      Subsidiaries of the Company.

23.01.                      Consent of Independent Registered Public Accounting Firm.

31.01.                      Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

31.02.                      Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

32.01.                      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02.                      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.01                       Base Indenture dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, and Citibank, N.A. as Trustee and Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on December 27, 2006.

99.02                       Supplemental Indenture dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, and Citibank, N.A. as Trustee and the Series 2006-1 Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K filed on December 27, 2006.

99.03                       Class A-1 Note Purchase Agreement dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, certain private conduit investors, financial institutions and funding agents, Bank of America, N.A. as provider of letters of credit, and Lehman Commercial Paper Inc., as a swing line lender and as Administrative Agent, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 27, 2006.

99.04                       Guarantee and Collateral Support Agreement dated December 20, 2006 made by Sonic Industries LLC, as Guarantor in favor of Citibank N.A. as Trustee, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K filed on December 27, 2006.

99.05                       Parent Company Support Agreement dated December 20, 2006 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on December 27, 2006.

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 17, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 17, 2007

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2007	2006
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$25,425	$9,597
Restricted cash	13,521	─
Accounts and notes receivable, net	23,084	21,271
Net investment in direct financing leases	1,267	1,287
Inventories	4,444	4,200
Deferred income taxes	517	307
Prepaid expenses and other	5,445	5,848
Total current assets	73,703	42,510

Noncurrent restricted cash	11,354	─

Notes receivable, net	5,532	5,182

Net investment in direct financing leases	2,593	3,815

Property, equipment and capital leases, net	529,993	477,054

Goodwill, net	102,628	96,949

Trademarks, trade names and other intangibles, net	11,361	10,746

Debt origination costs, net	20,914	1,083

Other assets, net	442	679
Total assets	$758,520	$638,018

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2007	2006
	(In Thousands)

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$25,283	$23,438
Deposits from franchisees	2,783	2,553
Accrued liabilities	55,707	33,874
Income taxes payable	7,863	10,673
Obligations under capital leases and long-term debt due within one year	22,851	7,557
Total current liabilities	114,487	78,095

Obligations under capital leases due after one year	36,773	34,295
Long-term debt due after one year	690,437	117,172
Other noncurrent liabilities	17,212	12,504
Deferred income taxes	6,413	4,259
Commitments and contingencies (Notes 6, 7, 14, and 15)

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 116,222,839 in 2007 and 114,988,369 in 2006	1,162	1,150
Paid-in capital	193,682	173,802
Retained earnings	540,886	476,694
Accumulated other comprehensive income	(2,848)	(484)
	732,882	651,162
Treasury stock, at cost; 55,078,107 shares in 2007 and 29,506,003 shares in 2006	(839,684)	(259,469)
Total stockholders’ equity (deficit)	(106,802)	391,693
Total liabilities and stockholders’ equity (deficit)	$758,520	$638,018

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2007	2006	2005
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$646,915	$585,832	$525,988
Franchise Drive-Ins:
Franchise royalties	111,052	98,163	88,027
Franchise fees	4,574	4,747	4,311
Other	7,928	4,520	4,740
	770,469	693,262	623,066
Costs and expenses:
Partner Drive-Ins:
Food and packaging	166,531	151,724	137,845
Payroll and other employee benefits	196,785	175,610	159,478
Minority interest in earnings of Partner Drive-Ins	26,656	25,234	21,574
Other operating expenses, exclusive of depreciation and amortization included below	130,204	116,059	103,009
	520,176	468,627	421,906

Selling, general and administrative	58,736	52,048	47,503
Depreciation and amortization	45,103	40,696	35,821
Provision for impairment of long-lived assets	1,165	264	387
	625,180	561,635	505,617
Income from operations	145,289	131,627	117,449

Interest expense	41,227	8,853	6,418
Debt extinguishment and other costs	6,076	–	–
Interest income	(2,897)	(1,275)	(633)
Net interest expense	44,406	7,578	5,785
Income before income taxes	100,883	124,049	111,664
Provision for income taxes	36,691	45,344	41,221
Net income	$64,192	$78,705	$70,443

Basic income per share	$0.94	$0.91	$0.78

Diluted income per share	$0.91	$0.88	$0.75

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated Other
	Common Stock				Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Income	Shares	Amount
	(In Thousands)

Balance at August 31, 2004	74,618	$746	$132,006	$327,546	$–	15,099	$(122,398)
Exercise of common stock options	1,148	12	10,796	–	–	–	–
Stock-based compensation expense	–	–	6,757	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,595	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	1,352	(42,586)
Net income	–	–	–	70,443	–	–	–
Balance at August 31, 2005	75,766	758	154,154	397,989	–	16,451	(164,984)

Exercise of common stock options	1,003	10	7,981	–	–	–	–
Stock-based compensation expense, including capitalized compensation of $216	–	–	7,404	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,645	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	3,538	(94,485)
Three-for-two stock split	38,219	382	(382)	–	–	9,517	–
Deferred hedging losses, net of tax of $300	–	–	–	–	(484)	–	–
Net income	–	–	–	78,705	–	–	–
Balance at August 31, 2006	114,988	1,150	173,802	476,694	(484)	29,506	(259,469)

Exercise of common stock options	1,235	12	8,524	–	–	–	–
Stock-based compensation expense, including capitalized compensation of $232	–	–	7,290	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,066	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	25,572	(580,215)
Net change in deferred hedging losses, net of tax of $1,464	–	–	–	–	(2,364)	–	–
Net income	–	–	–	64,192	–	–	–
Balance at August 31, 2007	116,223	$1,162	$193,682	$540,886	$(2,848)	55,078	$(839,684)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2007	2006	2005
	(In Thousands)
Cash flows from operating activities
Net income	$64,192	$78,705	$70,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,078	37,074	32,418
Amortization of assets under capital leases and other	4,025	3,622	3,403
Gain on dispositions of assets, net	(3,267)	(422)	(1,115)
Stock-based compensation expense	7,058	7,188	6,757
(Credit) provision for deferred income taxes	(1,592)	(2,713)	1,075
Provision for impairment of long-lived assets	1,165	264	387
Excess tax benefit from exercise of employee stock options	(4,117)	(4,645)	(4,595)
Debt extinguishment and other costs	5,283	--	--
Payment for hedge termination	(5,640)	--	--
Amortization of debt costs to interest expense	4,256	--	--
Other	185	398	500
Decrease (increase) in operating assets:
Restricted cash	(8,965)	--	--
Accounts and notes receivable	(709)	(2,275)	(2,481)
Inventories and prepaid expenses	159	(2,267)	(1,371)
Increase (decrease) in operating liabilities:
Accounts payable	106	2,821	4,334
Deposits from franchisees	3,556	227	1,513
Accrued and other liabilities	14,242	9,496	16,417
Total adjustments	56,823	48,768	57,242
Net cash provided by operating activities	121,015	127,473	127,685

Cash flows from investing activities
Purchases of property and equipment	(110,912)	(86,863)	(85,905)
Acquisition of businesses, net of cash received	(10,760)	(14,601)	(820)
Acquisition of real estate, net of cash received	--	(12,125)	--
Proceeds from sale of real estate	12,619	--	--
Investments in direct financing leases	(302)	(237)	(320)
Collections on direct financing leases	1,544	1,342	1,266
Proceeds from dispositions of assets	13,668	5,271	8,882
Increase in intangibles and other assets	(456)	(757)	(1,053)
Net cash used in investing activities	(94,599)	(107,970)	(77,950)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)
	Year ended August 31,
	2007	2006	2005
	(In Thousands)

Cash flows from financing activities
Proceeds from borrowings	$1,404,490	$274,763	$127,415
Payments on long-term debt	(815,396)	(206,806)	(149,390)
Purchases of treasury stock	(564,984)	(93,689)	(42,324)
Debt issuance costs	(28,166)	--	--
Restricted cash for debt obligations	(15,910)	--	--
Payments on capital lease obligations	(2,471)	(2,444)	(2,139)
Exercises of stock options	7,732	7,194	10,546
Excess tax benefit from exercise of employee stock options	4,117	4,645	4,595
Net cash used in financing activities	(10,588)	(16,337)	(51,297)
Net increase (decrease) in cash and cash equivalents	15,828	3,166	(1,562)

Cash and cash equivalents at beginning of the year	9,597	6,431	7,993
Cash and cash equivalents at end of the year	$25,425	$9,597	$6,431

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $576, $733 and $604, respectively)	$36,501	$8,769	$7,144
Income taxes (net of refunds)	32,651	48,225	27,377
Obligation to acquire treasury stock	14,432	--	--
Additions to capital lease obligations	5,164	4,958	877
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	1,500	6,514	1,063
Stock options exercised by stock swap	799	787	250
Obligations for purchases of property and equipment	1,134	--	--

See accompanying notes.

        Sonic Corp.

        Notes to Consolidated Financial Statements

        August 31, 2007, 2006 and 2005

        (In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service drive-ins in the United States.  It derives its revenues primarily from Partner Drive-In sales and royalty fees from franchisees.  The Company also leases signs and real estate, and owns a minority interest in several Franchise Drive-Ins.

From time to time, the Company purchases existing Franchise Drive-Ins with proven track records in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned Partner Drive-Ins, organized as general partnerships and limited liability companies.  All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2007 presentation.

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

Restricted Cash

As of August 31, 2007, the Company had restricted cash balances totaling $24,875 for funds required to be held in trust for the benefit of senior note holders under the Company’s debt arrangements.  The current portion of restricted cash of $13,521 represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $11,354 represents interest reserves required to be set aside for the duration of the debt.

Accounts and Notes Receivable

The Company charges interest on past due accounts receivable at a rate of 18% per annum. Interest accrues on notes receivable based on contractual terms. The Company monitors all accounts for delinquency and provides for estimated losses for specific receivables that are not likely to be collected.  In addition, a general provision for bad debt is estimated based on historical trends.

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

Accounting for Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in.  The Company’s primary test for an indicator of potential impairment is operating losses.  If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal.  If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.   Fair value is typically determined to be the value of the land, since drive-in buildings and improvements are single-purpose assets and have little value to market participants.  The equipment associated with a store can be easily relocated to another store, and therefore is not adjusted.

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell.  The majority of the value in surplus property is land.  Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  SFAS No. 142 requires a two-step process for testing impairment.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

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

Initial franchise fees are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company and the fees are nonrefundable.  Area development fees are nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual development agreements are met.  Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise drive-in or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales.  However, the royalty payments and supporting financial statements are not due until the 10th of the following month for the new form of license agreement (Number 7) and the 20th of the following month for all prior forms.  As a result, the Company accrues royalty revenue in the month earned based on estimates of Franchise Drive-In sales.  These estimates are based on actual sales at Partner Drive-Ins and projections of average unit volume growth at Franchise Drive-Ins.

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

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $35,241, $30,948, and $28,216 for fiscal years 2007, 2006 and 2005, respectively.

Under the Company’s license agreements, both Partner-Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund, formerly known as the Sonic Advertising Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.  As stated in the terms of existing license agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Partner Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).  The Company adopted SFAS 123R effective September 1, 2005, using the modified retrospective application method and, as a result, financial statement amounts for all periods presented in this Form 10-K reflect the fair value method of expensing prescribed by SFAS 123R.

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2007	2006	2005

Selling, general and administrative	$7,059	$7,187	$6,757
Income tax benefit	(2,254)	(2,266)	(1,819)
Net stock-based compensation expense	$4,805	$4,921	$4,938
Impact on net income per share:
Basic	$.07	$.06	$.05
Diluted	$.07	$.06	$.05

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is adopting the provisions of FIN 48 effective September 1, 2007.  The cumulative effect of implementation of FIN 48 is approximately a $1 to 1.5 million increase in the liability for unrecognized tax benefits, which will be accounted for as a decrease in the September 1, 2007 balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal year beginning after November 15, 2007, which will be our fiscal year beginning September 1, 2008.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 has the same effective date as SFAS 157.  We are currently in the process of assessing the impact that SFAS 157 and 159 may have on the Company’s consolidated financial statements.

2.  Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2007	2006	2005
Numerator:
Net income	$64,192	$78,705	$70,443

Denominator:
Weighted average shares outstanding – basic	68,019	86,260	89,992
Effect of dilutive employee stock options	2,573	2,979	3,655
Weighted average shares – diluted	70,592	89,239	93,647

Net income per share – basic	$0.94	$0.91	$0.78
Net income per share – diluted	$0.91	$0.88	$0.75

Anti-dilutive employee stock options excluded	1,858	1,378	249

3.  Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2007, 2006 and 2005, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. During fiscal year 2007, these analyses resulted in provisions for impairment totaling $1,165, including $412 to reduce the carrying amount of assets in excess of fair value for two drive-ins, and $753 to reduce to fair value the carrying amount of assets for three properties leased to franchisees.  During fiscal year 2006, these analyses resulted in provisions for impairment totaling $264 to reduce the carrying amount of three surplus properties down to fair value.  During fiscal year 2005, these analyses resulted in provisions for impairment totaling $387, including $286 to writedown the carrying amount of building and leasehold improvements on an underperforming drive-in, and $101 to reduce the carrying amount of a surplus property down to fair value.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2007 and 2006:

	2007	2006
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$12,792	$12,863
Notes receivable from franchisees	528	353
Notes receivable from advertising funds	4,083	3,681
Other	6,275	4,682
	23,678	21,579
Less allowance for doubtful accounts and notes receivable	594	308
	$23,084	$21,271
Noncurrent Notes Receivable:
Notes receivable from franchisees	$5,649	$5,509
Less allowance for doubtful notes receivable	117	327
	$5,532	$5,182

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  The notes receivable from advertising funds represent transactions in the normal course of business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.

5. Goodwill, Trademarks, Trade Names and Other Intangibles

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $6,529 and $5,245 at August 31, 2007 and 2006, respectively.  The estimated amortization expense for each of the five years after August 31, 2007 is approximately $400. Accumulated amortization related to these intangible assets was $1,212 and $543 at August 31, 2007 and 2006, respectively.  The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2007 and 2006.

The changes in the carrying amount of goodwill for fiscal years ending August 31, 2007 and 2006 were as follows:
	2007	2006
Balance as of September 1,	$96,949	$88,471
Goodwill acquired during the year	5,464	8,504
Goodwill acquired (disposed of) related to the acquisitions and
dispositions of minority interests in Partner Drive-Ins, net	316	(26)
Goodwill disposed of related to the sale of Partner Drive-Ins	(101)	─
Balance as of August 31,	$102,628	$96,949

6. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next 16 years.   The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  Most of the leases contain one to four renewal options at the end of the initial term for periods of five years.  The Company classifies income from leasing operations as other revenue in the Consolidated Statements of Income.

Certain Partner Drive-Ins lease land and buildings from third parties. These leases, which expire over the next 18 years, include provisions for contingent rentals that may be paid on the basis of a percentage of sales in excess of stipulated amounts. For the majority of leases, the land portions are classified as operating leases and the building portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2007 and 2006:

	2007	2006
Minimum lease payments receivable	$5,098	$6,827
Less unearned income	1,238	1,725
Net investment in direct financing leases	3,860	5,102
Less amount due within one year	1,267	1,287
Amount due after one year	$2,593	$3,815

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material.  Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2007 are as follows:

	Operating	Direct Financing
Year ending August 31:
2008	$478	$1,725
2009	483	1,277
2010	464	703
2011	452	477
2012	433	336
Thereafter	2,380	580
	4,690	5,098
Less unearned income	─	1,238
	$4,690	$3,860

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2007 and 2006:

	2007	2006
Total minimum lease payments	$57,332	$54,437
Less amount representing interest averaging 7.1% in 2007 and 8.0% in 2006	18,014	17,812
Present value of net minimum lease payments	39,318	36,625
Less amount due within one year	2,545	2,330
Amount due after one year	$36,773	$34,295

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2007 are as follows:

	Operating	Capital
Year ending August 31:
2008	$11,948	$4,385
2009	11,893	5,376
2010	11,713	5,398
2011	11,454	5,199
2012	11,207	4,944
Thereafter	131,959	32,030
	190,174	57,332
Less amount representing interest	–	18,014
	$190,174	$39,318

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2007	2006	2005
Operating leases:
Minimum rentals	$13,644	$12,731	$11,355
Contingent rentals	229	199	289
Sublease rentals	(553)	(542)	(536)
Capital leases:
Contingent rentals	1,300	1,123	1,109
	$14,620	$13,511	$12,217

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2007 was $2,405.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2007 and 2006:

	Estimated Useful Life	2007	2006
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$3,082	$3,066
Computer and other equipment	2 – 5 yrs	33,134	28,842
Drive-ins, including those leased to others:
Land		158,968	154,092
Buildings	8 – 25 yrs	331,901	275,924
Equipment	5 – 7 yrs	179,863	168,019
Property and equipment, at cost		706,948	629,943
Less accumulated depreciation		211,327	185,275
Property and equipment, net		495,621	444,668

Capital Leases:
Leased home office building	Life of lease	9,321	9,321
Leased drive-in buildings, equipment and other assets under
capital leases, including those held for sublease	Life of lease	40,125	35,844
Less accumulated amortization		15,074	12,779
Capital leases, net		34,372	32,386
Property, equipment and capital leases, net		$529,993	$477,054

Land, buildings and equipment with a carrying amount of $29,245 at August 31, 2007 were leased under operating leases to franchisees or other parties.  The accumulated depreciation related to these buildings and equipment was $6,085 at August 31, 2007.  As of August 31, 2007, the Company had drive-ins under construction with costs to complete which aggregated $12,793.

8.  Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2007 and 2006:

	2007	2006
Wages and other employee benefits	$8,178	$9,707
Taxes, other than income taxes	15,296	13,476
Accrued interest	1,122	389
Minority interest in consolidated drive-ins	3,690	2,610
Obligation to acquire treasury stock	14,432	–
Unredeemed gift cards and gift certificates	5,997	4,400
Other	6,992	3,292
	$55,707	$33,874

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2007 and 2006:

	2007	2006
5.7% Class A-2 senior notes, due December 2031	$593,440	$–
6.58% Series A senior unsecured notes, due August 2008	–	2,000
6.87% Series B senior unsecured notes, due August 2011	–	17,857
Class A-1 senior variable funding notes	116,000	–
Line of credit	–	101,150
Other	1,303	1,392
	710,743	122,399
Less long-term debt due within one year	20,306	5,227
Long-term debt due after one year	$690,437	$117,172

Maturities of long-term debt for each of the five years after August 31, 2007 are $20,306 in 2008, $38,472 in 2009, $55,143 in 2010, $73,437 in 2011, $93,416 in 2012, and $429,969 thereafter.

In October 2006, the Company refinanced its senior unsecured notes and line of credit and funded a tender offer to repurchase shares of its common stock with proceeds from a senior secured credit facility until the Class A-2 senior notes were financed in December 2006.  Loan origination costs associated with this debt totaled $4,631 and the unamortized loan origination costs of $4,544 were expensed as debt extinguishment costs when the financing was closed in December 2006.

In December 2006, various subsidiaries of the Company issued $600,000 of Class A-2 senior notes in a private transaction.  The proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction.  The Class A-2 notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions.  These notes have a fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term.  Loan origination costs associated with this debt totaled $24,329, and the unamortized balance is categorized as debt origination costs, net, on the Consolidated Balance Sheet as of August 31, 2007.  Amortization of these loan costs and the hedge loss discussed below produces an overall weighted average interest cost of 6.8%.  The Class A-2 notes have an expected life of six years, with a legal final repayment date in December 2031. If the debt extends beyond the expected life, rapid amortization and cash trapping provisions of the debt agreements will be triggered which will cause the remaining  principle balance to be given higher priority of payment from the secured sources. The Company anticipates paying the debt in full based on the expected life.

In connection with issuance of the Class A-2 notes, various subsidiaries of the Company also completed a securitized financing facility of Class A-1 senior variable funding notes.  This facility allows for the issuance of up to $200,000 of notes and certain other credit instruments, including letters of credit.  Considering the $116,000 outstanding at August 31, 2007 and $325 in outstanding letters of credit, $83,675 was unused and available under the Class A-2 notes.  The effective interest rate on the $116,000 outstanding at August 31, 2007 was 6.44%, and there is a commitment fee on the unused portion of the Class A-1 notes of 0.5%.

The Class A-1 and Class A-2 senior notes were issued by special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic’s franchising assets and Partner Drive-In real estate used in operation of the Company’s existing business.  As of August 31, 2007, total assets for these combined indirect subsidiaries were approximately $410,000, including receivables for royalties, Partner Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of $24,875.  The Class A-1 and Class A-2 notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets.  Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers and pledged substantially all of its assets to secure such obligations.

Although the Company does not guarantee the Class A-1 and Class A-2 notes, the Company has agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the notes and certain indemnity obligations.

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed in December 2006.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned.  The loss resulting from settlement of $5,640 ($3,483, net of tax) was recorded in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the Class A-2 notes.  Amortization of this loss during fiscal year 2007 totaled $753 ($465, net of tax) in interest expense, and over the next 12 months, the Company expects to amortize $1,063 ($656, net of tax) to interest expense for this loss.  The ineffective portion of the hedge was $275 ($170, net of tax) and is reflected in debt extinguishment and other costs on the Consolidated Income Statement.  The cash flows resulting from these hedge transactions are included in cash flows from operating activities on the Consolidated Statement of Cash Flows.

The following table presents the components of comprehensive income for the years ended August 31, 2007 and 2006:

	2007	2006
Net Income	$64,192	$78,705
Increase in deferred hedging loss, net of tax	(2,364)	(484)
Total comprehensive income	$61,828	$78,221

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2007 and 2006:

	2007	2006
Minority interests in consolidated drive-ins	$3,789	$4,566
Deferred area development fees	6,227	2,385
Other	7,196	5,553
	$17,212	$12,504

11.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2007	2006	2005
Current:
Federal	$31,369	$42,629	$37,572
State	3,859	4,163	3,269
	35,228	46,792	40,841

Deferred:
Federal	1,272	(1,127)	284
State	191	(321)	96
	1,463	(1,448)	380
Provision for income taxes	$36,691	$45,344	$41,221

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2007	2006	2005
Amount computed by applying a tax rate of 35%	$35,309	$43,417	$39,083
State income taxes (net of federal income tax benefit)	2,726	2,767	2,481
Employment related and other tax credits, net	(1,443)	(1,014)	(1,092)
Other	99	174	749
Provision for income taxes	$36,691	$45,344	$41,221

11.  Income Taxes (continued)

Deferred tax assets and liabilities consist of the following at August 31, 2007 and 2006:

	2007	2006
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$176	$83
Property, equipment and capital leases	197	272
Accrued litigation costs	371	76
Prepaid expenses	(424)	─
Deferred income from franchisees	79	(327)
Deferred income from affiliated technology fund	118	203
Current deferred tax assets, net	$517	$307

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to capitalization and amortization	$(2,458)	$(2,390)
Investment in partnerships, including differences in capitalization and depreciation related to direct financing leases and different year ends for
financial and tax reporting purposes	(13,466)	(8,764)
Capital loss carryover	1,695	─
State net operating losses	3,319	4,247
Property, equipment and capital leases	(2,720)	(1,150)
Allowance for doubtful accounts and notes receivable	97	160
Deferred income from affiliated franchise fees	1,976	1,830
Accrued liabilities	241	296
Intangibles and other assets	117	107
Deferred income from franchisees	798	877
Stock compensation	5,544	4,420
Loss on cash flow hedge	1,765	300
Other	(2)	55
	(3,094)	(12)
Valuation allowance	(3,319)	(4,247)
Noncurrent deferred tax liabilities, net	$(6,413)	$(4,259)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$13,174	$8,679
Deferred tax liabilities	(19,070)	(12,631)
Net deferred tax liabilities	$(5,896)	$(3,952)

State net operating loss carryforwards expire generally beginning in 2010.  Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance as of August 31, 2007 and 2006.

The Company has capital loss carryovers of approximately $4.4 million which expire beginning in fiscal year 2011.  Management believes the Company will realize these carryovers before they expire.

12.  Stockholders’ Equity

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

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards.  At August 31, 2007, 4,871 shares were available for grant under the 2006 Plan.  The Company has historically granted only stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of seven to ten years, and a vesting period of three years.  The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2007, 2006 and 2005.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2007, 2006 and 2005 was $7.10, $7.90 and $8.94, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2007	2006	2005
Expected term (years)	4.5	4.5	5.1
Expected volatility	28%	34%	41%
Risk-free interest rate	4.6%	4.7%	4.0%
Expected dividend yield	0%	0%	0%

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

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.  These excess tax benefits were $4,117, $4,645 and $4,595 for the years ended August 31, 2007, 2006 and 2005, respectively, and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows.  The proceeds from exercises of stock options are also classified as cash flows from financing activities and totaled $7,732, $7,194 and $10,546 for each of the years ended August 31, 2007, 2006 and 2005, respectively.

A summary of stock option activity under the Company’s share-based compensation plans for the year ended August 31, 2007 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,230	$11.98
Granted	1,259	22.36
Exercised	(1,234)	6.91
Forfeited or expired	(132)	21.18
Outstanding August 31, 2007	7,123	$14.53	5.08	$53,436
Exercisable August 31, 2007	5,054	$11.40	4.45	$52,895

The total intrinsic value of options exercised during the years ended August 31, 2007, 2006 and 2005 was $19,408, $19,567 and $20,923, respectively.  At August 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12,893 and is expected to be recognized over a weighted average period of 1.6 years.

Stockholder Rights Plan

The Company had a stockholder rights plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders.  This plan expired by its terms on June 16, 2007.

Stock Repurchase Program

The Company has a stock repurchase program that is authorized by the Board of Directors.  In addition to the ongoing stock repurchase program, the Board authorized a “modified Dutch auction” tender offer that resulted in the repurchase of 15,918 shares of common stock at a purchase price of $23.00 per share for a total purchase price of $366,117 in October 2006.  Costs incurred in relation to the tender offer totaled $1,205 and are included in treasury stock, resulting in an average cost of $23.08 per share for the tender offer shares.  Subsequent to the tender offer, the Board authorized the continuation of the stock repurchase program.  On January 31, 2007, the Board of Directors approved an increase in the stock repurchase program from $10,705 to $100,000, followed by an additional authorization on August 2, 2007 of $75,000 and extension of the program through August 31, 2008.  Pursuant to this program, the Company acquired 9,574 shares for a total cost of $211,135 during fiscal year 2007.  The total remaining amount authorized for repurchase as of August 31, 2007 was $42,571 and is scheduled to expire August 31, 2008.

Accumulated Other Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the interest rate risk associated with the pending securitized debt transaction.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned.  The loss resulting from settlement was recorded net of tax in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the debt.  See Note 9 for additional information.

13.  Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s board of directors.  If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $2,943, $3,247, and $2,997 during fiscal years 2007, 2006 and 2005, respectively.

14.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus.  These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $8,710 at August 31, 2007 due to loss of employment in the event of a change in control (as defined in the contracts).

15.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated a new agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  As of August 31, 2007, the total amount guaranteed under the Irwin agreement was $250.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loans’ term.  Existing loans under the program have terms through 2014.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000.  As of August 31, 2007, the total amount guaranteed under the GEC agreement was $2,201.  The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.   Existing loans under guarantee will expire through 2012.  In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees.  Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2007, the amount remaining under the guaranteed lease obligations totaled $3,653.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  As of August 31, 2007, the balance of the loan was $1,880.

The Company has not recorded a liability for its obligations under the guarantees, other than immaterial amounts related to the fair value of the Irwin guarantee and the guarantee associated with the note purchase agreement, and has not been required to make any payments under any of these guarantees.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Income statement data:
Partner Drive-In sales	$146,419	$135,422	$137,007	$126,376	$175,027	$156,921	$188, 462	$167,113	$646,915	$585,832
Other	28,371	24,378	24,445	22,572	34,894	29,548	35,844	30,932	123,554	107,430
Total revenues	174,790	159,800	161,452	148,948	209,921	186,469	224,306	198,045	770,469	693,262

Partner Drive-In operating expenses	119,480	110,125	112,050	102,615	139,402	123,755	149,244	132,132	520,176	468,627
Selling, general and administrative	14,033	12,196	14,401	13,214	15,236	13,293	15,066	13,345	58,736	52,048
Other	10,758	9,897	11,099	9,997	11,967	10,361	12,444	10,705	46,268	40,960
Total expenses	144,271	132,218	137,550	125,826	166,605	147,409	176,754	156,182	625,180	561,635
Income from operations	30,519	27,582	23,902	23,122	43,316	39,060	47,552	41,863	145,289	131,627

Debt extinguishment and other costs	1,258	─	4,818	─	─	─	─	─	6,076	─
Interest expense, net	5,759	1,307	10,304	2,096	10,921	2,215	11,346	1,960	38,330	7,578
Income before income taxes	23,502	26,275	8,780	21,026	32,395	36,845	36,206	39,903	100,883	124,049
Provision for income taxes	8,216	9,845	2,555	8,122	11,747	13,011	14,173	14,366	36,691	45,344
Net income	$15,286	$16,430	$6,225	$12,904	$20,648	$23,834	$22,033	$25,537	$64,192	$78,705
Net income per share:
Basic	$0.20	$0.19	$0.09	$0.15	$0.32	$0.28	$0.35	$0.30	$0.94	$0.91
Diluted	$0.19	$0.18	$0.09	$0.14	$0.31	$0.27	$0.34	$0.29	$0.91	$0.88
Weighted average shares outstanding:
Basic	76,606	87,415	67,325	86,227	64,985	85,993	63,162	85,405	68,019	86,260
Diluted	79,489	90,521	70,026	89,261	67,408	89,007	65,445	88,168	70,592	89,239

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

As of August 31, 2007 and 2006, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding.  Carrying values for variable-rate borrowings approximate their fair values.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2007 were $594,364 and $591,668, respectively, and at August 31, 2006 were $19,857 and $19,925, respectively.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2007	635	269	235	42	711
August 31, 2006	507	(5)	86	219	635
August 31, 2005	526	414	542	109	507

Accrued carrying costs for drive-in closings and disposals
Year ended:
August 31, 2007	113	–	22	–	91
August 31, 2006	162	–	49	–	113
August 31, 2005	198	–	36	–	162

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly-authorized, to sign this report on its behalf on this 26th day of October, 2007.

Sonic Corp.

By:           /s/  J. Clifford Hudson
             J. Clifford Hudson
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer and President	October 26, 2007
J. Clifford Hudson, Principal Executive Officer

/s/ Stephen C. Vaughan	Vice President and Chief Financial Officer	October 26, 2007
Stephen C. Vaughan, Principal Financial Officer

/s/ Terry D. Harryman	Controller	October 26, 2007
Terry D. Harryman, Principal Accounting Officer

/s/ Leonard Lieberman	Director	October 26, 2007
Leonard Lieberman

/s/ Michael J. Maples	Director	October 26, 2007
Michael J. Maples

/s/ Federico F. Pena	Director	October 26, 2007
Federico F. Peña

/s/ J. Larry Nichols	Director	October 26, 2007
J. Larry Nichols

/s/ H. E. Rainbolt	Director	October 26, 2007
H.E. Rainbolt

/s/ Frank E. Richardson	Director	October 26, 2007
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 26, 2007
Robert M. Rosenberg

EXHIBIT INDEX

                Exhibit Number and Description

                10.08.      Form of Sonic Industries LLC License Agreement (the Number 4.4/5.4 License Agreement).
                10.09.      Form of Sonic Industries LLC License Agreement (the Number 5.5 License Agreement).
                10.10.      Form of Sonic Industries LLC License Agreement (the Number 7 License Agreement).
                10.11.      Form of Sonic Industries LLC License Agreement (the Number 7NT License Agreement).
                10.13.      Form of Sonic Industries LLC Area Development Agreement (the Number 7 Area Development Agreement).
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