Form 10-Q
period 2008-01-08
SONIC CORP
filed 2008-01-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2007

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

As of November 30, 2007, the Registrant had 60,806,583 shares of common stock issued and outstanding (excluding 55,626,952 shares of common stock held as treasury stock).

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	(Unaudited) November 30, 2007	August 31, 2007
Current Assets:
Cash and cash equivalents	$28,689	$25,425
Restricted cash	12,681	13,521
Accounts and notes receivable, net	19,443	23,084
Other current assets	9,046	11,673
Total current assets	69,859	73,703

Property, equipment and capital leases	775,438	756,395
Less accumulated depreciation and amortization	(236,182)	(226,402)
Property, equipment and capital leases, net	539,256	529,993

Goodwill, net	104,706	102,628
Trademarks, trade names and other intangible assets, net	11,817	11,361
Noncurrent restricted cash	11,456	11,354
Investment in direct financing leases and noncurrent portion of
notes receivable	7,684	8,125
Debt origination costs and other assets, net	20,170	21,356
Intangibles and other assets, net	155,833	154,824
Total assets	$764,948	$758,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,205	$25,283
Deposits from franchisees	2,666	2,783
Accrued liabilities	28,667	55,707
Income taxes payable	14,101	7,863
Obligations under capital leases and long-term debt
due within one year	26,762	22,851
Total current liabilities	96,401	114,487

Obligations under capital leases due after one year	36,058	36,773
Long-term debt due after one year	710,817	690,437
Other noncurrent liabilities	23,628	23,625

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000,000 shares
authorized; none outstanding	--	--
Common stock, par value $.01; 245,000,000 shares
authorized; 116,433,535 shares issued (116,222,839 shares
issued at August 31, 2007)	1,164	1,162
Paid-in capital	198,267	193,682
Retained earnings	553,220	540,886
Accumulated other comprehensive income	(2,682)	(2,848)
	749,969	732,882
Treasury stock, at cost; 55,626,952 common shares (55,078,107
shares at August 31, 2007)	(851,925)	(839,684)
Total stockholders’ deficit	(101,956)	(106,802)
Total liabilities and stockholders’ deficit	$764,948	$758,520

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended November 30,
	2007	2006
Revenues:
Partner Drive-In sales	$159,285	$146,419
Franchise Drive-Ins:
Franchise royalties	28,639	25,082
Franchise fees	1,240	1,085
Other	1,017	2,204
	190,181	174,790
Costs and expenses: Partner Drive-Ins:
Food and packaging	41,078	38,535
Payroll and other employee benefits	49,316	45,036
Minority interest in earnings of Partner Drive-Ins	5,296	4,904
Other operating expenses, exclusive of depreciation and amortization included below	33,484	31,005
	129,174	119,480

Selling, general and administrative	14,914	14,033
Depreciation and amortization	12,206	10,758
	156,294	144,271

Income from operations	33,887	30,519

Interest expense	12,669	6,557
Debt extinguishment costs	--	1,258
Interest income	(689)	(798)
Net interest expense	11,980	7,017
Income before income taxes	21,907	23,502
Provision for income taxes	8,324	8,216
Net income	$13,583	$15,286

Net income per share – basic	$.22	$.20

Net income per share – diluted	$.22	$.19

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Three months ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,583	$15,286
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,206	10,758
Stock-based compensation expense	1,861	1,763
Other	598	(553)
Increase in operating assets	6,914	3,242
Decrease in operating liabilities	(5,778)	(1,663)
Total adjustments	15,801	13,547
Net cash provided by operating activities	29,384	28,833

Cash flows from investing activities:
Purchases of property and equipment	(20,988)	(15,894)
Acquisition of businesses, net of cash received	(6,288)	–
Proceeds from sale of assets	3,068	12,619
Other	(803)	692
Net cash used in investing activities	(25,011)	(2,583)

Cash flows from financing activities:
Payments on long-term debt	(42,790)	(152,188)
Proceeds from long-term borrowings	67,000	548,997
Purchases of treasury stock	(26,674)	(404,543)
Debt issuance costs	(24)	(5,246)
Proceeds from exercise of stock options	2,238	1,613
Other	(859)	287
Net cash used in financing activities	(1,109)	(11,080)

Net increase in cash and cash equivalents	3,264	15,170
Cash and cash equivalents at beginning of period	25,425	9,597
Cash and cash equivalents at end of period	$28,689	$24,767

Supplemental Cash Flow Information:
Additions to capital lease obligations	$--	$4,128
Change in fair value of hedge instrument (net of tax benefit)	--	3,551

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007.  The results of operations for the three months ended November 30, 2007, are not necessarily indicative of the results to be expected for the full year ending August 31, 2008.

2.  Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2007	2006
Numerator:
Net income	$13,583	$15,286
Denominator:
Weighted average shares outstanding – basic	60,772	76,606
Effect of dilutive employee stock options	2,293	2,883
Weighted average shares – diluted	63,065	79,489

Net income per share – basic	$.22	$.20

Net income per share – diluted	$.22	$.19

3.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  As of November 30, 2007, the total amount guaranteed under the Irwin agreement was $250.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2014.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”) pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000.  As of November 30, 2007, the total amount guaranteed under the GEC agreement was $2,059.  The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.   Existing loans under guarantee will expire through 2012.  In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that was sold to franchisees.  Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2007, the amount remaining under the guaranteed lease obligations totaled $3,461.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  As of November 30, 2007, the balance of the loan was $1,692.

The Company has not recorded a liability for its obligations under the guarantees, other than immaterial amounts related to the fair value of the guarantees associated with the Irwin program and the note purchase agreement, and none of the notes or leases related to the guarantees were in default as of November 30, 2007.

4.  Other Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates for debt until it was settled in conjunction with financing closed in December 2006.  The forward starting swap was designated as a cash flow hedge.  The loss resulting from settlement was recorded in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the related debt.

The following table presents the components of comprehensive income:
	Three months ended November 30,
	2007	2006
Net Income	$13,583	$15,286
Change in deferred hedging loss, net of tax	166	(3,551)
Total comprehensive income	$13,749	$11,735

5.  Share Repurchase Program

Pursuant to the Company’s Board-approved share repurchase program, 549 shares were acquired for a total cost of $12,241 during the first fiscal quarter of 2008.  The total remaining amount authorized for repurchase as of November 30, 2007 was $30,329.  The Company’s share repurchase program is currently scheduled to expire August 31, 2008.

6.  Income Taxes

On September 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of implementing FIN 48, the Company recognized a $1.2 million increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated retained earnings.  As of November 30, 2007 the Company has approximately $6.3 million of unrecognized tax benefits, including approximately $1.2 million of interest and penalty which the Company recognizes as a component of its income tax expense net of federal benefit.  The entire balance of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  With some exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for periods before fiscal year 2004 for federal and fiscal year 2000 for state jurisdictions.  The Company is currently undergoing examinations or appeals by various state authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statute of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination will result in a decrease to the liability for unrecognized tax benefits during the next 12 months ranging from $100,000 to $700,000, depending on the timing and terms of the examination resolutions.

7.  New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2010.  We are currently evaluating the impact of FAS 141(R) on our consolidated financial position and results of operations.

           In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment to ARB No. 51” (“FAS 160”).  This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS 160 is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2010.  We are currently evaluating the impact of FAS 160 on our consolidated financial position and results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Strong operating results continued during the first quarter ended November 30, 2007 highlighted by same-store sales growth, increased franchising income, new drive-in openings, and improved drive-in level and operating income margins.  Revenues increased by 8.8% and operating income increased 11.0% during the quarter.  While the higher interest expense associated with the Company’s October 2006 tender offer and subsequent share repurchases resulted in an 11.1% decrease in net income for the quarter, these activities were accretive to earnings per share which increased 15.8% to $0.22 from $0.19 in the year earlier period.

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

System-Wide Performance ($ in thousands)
	Three months ended November 30,

	2007	2006
Percentage increase in sales	7.2%	8.7%

System-wide drive-ins in operation (1):
Total at beginning of period	3,343	3,188
Opened	36	37
Closed (net of re-openings)	(11)	(1)
Total at end of period	3,368	3,224

Core markets (2)	2,519	2,447
Developing markets (2)	849	777
All markets	3,368	3,224

Average sales per drive-in:
Core markets	$280	$272
Developing markets	231	228
All markets	268	261

Change in same-store sales (3):
Core markets	3.1%	4.3%
Developing markets	(2.4)	(0.4)
All markets	2.1	3.4

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

System-wide same-store sales increased 2.1% during the first quarter of fiscal year 2008 as a result of growth in average check and, to a lesser extent, an increase in traffic (number of transactions per drive-in). The increase in traffic was aided by the system-wide implementation of Happy Hour in November, which features half-price drinks from 2:00 pm to 4:00 pm every day. The additional discounting associated with this initiative had the effect of reducing a portion of our previous price increases.  The increase in average check was the result of price increases, as well as increased customer credit card usage fostered by the PAYS program (the installation of a credit card terminal on each menu housing) that has increased credit and debit card transactions that, on average, exceed the average cash transaction.

Looking forward, we have targeted system-wide same-store sales growth in the range of 2% to 4%.  We expect this solid increase in same-store sales to translate to revenue growth in the 9% to 11% range for the second quarter.  However, the winter quarter has historically been our most volatile as a result of the potential impact of adverse weather on sales.  During the month of December, sales were adversely impacted by inclement weather in several markets.

We continue to make investments to upgrade the exterior look of our drive-ins, including a retrofit and the use of new electronic signage.  The new retrofit features several new elements including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.  During the first quarter of fiscal 2008, the retrofit was completed for 38 Partner Drive-Ins, bringing the total number of Partner Drive-In retrofits to 264 (over 40% of partner-owned drive-ins now feature the new look). Franchisees completed 202 retrofits during the first quarter, for a total of 528 since franchisees began the program in early calendar 2007.  The retrofit of the entire Sonic system is expected to occur over the next three to four years, with a total of 600 to 700 Franchise Drive-Ins and 150 Partner Drive-Ins expected to be retrofitted during fiscal year 2008.

We opened 36 new drive-ins during the first quarter, consisting of five Partner Drive-Ins and 31 Franchise Drive-Ins, comparable to the 37 drive-in openings during the first quarter a year ago.  In addition, franchisees relocated or rebuilt 15 drive-ins during the first quarter of fiscal 2008 as opposed to six during the same period a year ago.  Looking forward, the Company continues to expect to open 180 to 200 new drive-ins for fiscal year 2008.

Results of Operations

Revenues. Total revenues increased 8.8% to $190.2 million in the first fiscal quarter of 2008.  The increase in revenues primarily relates to sales growth for Partner Drive-Ins and, to a lesser extent, a rise in franchising income.

Revenues
($ in thousands)

	Three Months Ended November 30,			Percent
			Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)

Revenues:
Partner Drive-In sales	$159,285	$146,419	$12,866	8.8%
Franchise revenues:
Franchise royalties	28,639	25,082	3,557	14.2%
Franchise fees	1,240	1,085	155	14.3%
Other	1,017	2,204	(1,187)	(53.9%)
Total revenues	$190,181	$174,790	$15,391	8.8%

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended November 30,

	2007	2006
Partner Drive-In sales	$159,285	$146,419
Percentage increase	8.8%	8.1%

Drive-ins in operation (1):
Total at beginning of period	654	623
Opened	5	3
Acquired from franchisees	5	--
Closed	(2)	--
Total at end of period	662	626

Average sales per drive-in	$243	$235
Percentage increase	3.3%	1.5%

Change in same-store sales (2)	2.9%	0.6%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

The following table reflects the increase in Partner Drive-In sales by type of activity for the first quarter of fiscal year 2008:

Change in Partner Drive-In Sales ($ in thousands)

Three months ended November 30, 2007
Increase from addition of newly constructed drive-ins (1)	$8,369
Increase from drive-ins acquired and sold (2)	1,755
Increase from same-store sales	3,177
Decrease from drive-ins closed (3)	(435)
Net increase in Partner Drive-In sales	$12,866

(1) Represents the increase for 34 drive-ins opened since the beginning of the prior fiscal year as of November 30, 2007.
(2) Represents the increase for 20 drive-ins acquired and 10 drive-ins sold since the beginning of the prior fiscal year as of November 30, 2007.
(3) Represents the decrease for 5 drive-ins closed since the beginning of the prior fiscal year as of November 30, 2007.

The increase in Partner Drive-In sales for the first quarter was largely driven by the opening of newly constructed drive-ins.  Looking forward, we anticipate opening approximately 25 to 35 Partner Drive-Ins during fiscal year 2008.  Same-store sales at Partner Drive-Ins increased 2.9% during the quarter, which also contributed to the increase in total Partner Drive-In sales.  These increases also reflect the positive impact of increasing average sales per drive-in by 3.3% for the quarter.

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

Franchise Information ($ in thousands)

	Three months ended November 30,

	2007	2006
Franchise fees and royalties (1)	$29,879	$26,167
Percentage increase	14.2%	12.8%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,689	2,565
Opened	31	34
Sold to company	(5)	--
Closed	(9)	(1)
Total at end of period	2,706	2,598

Franchise Drive-In sales	$740,288	$692,370
Percentage increase	6.9%	8.8%

Effective royalty rate	3.87%	3.62%

Average sales per Franchise Drive-In	$274	$268

Change in same-store sales (3)	1.9%	4.0%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2007.

(2) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 14.2% to $28.6 million in the first fiscal quarter of 2008, compared to $25.1 million in the first fiscal quarter of 2007.  Of the $3.5 million increase, approximately $2.4 million resulted from Franchise Drive-Ins’ same-store sales growth of 1.9% in the first fiscal quarter of 2008, combined with an increase in the effective royalty rate to 3.87% during the first fiscal quarter of 2008 compared to 3.62% during the same period in fiscal year 2007.  Approximately $1.0 million of the increase in royalty rate was due to the license conversion, which occurred in April 2007.  Approximately 790 Franchise Drive-Ins elected to convert to a newer form of license agreement, which resulted in the franchisees paying a higher royalty rate in exchange for the extension of their license term.  Each of our license agreements contain an ascending royalty rate whereby royalties, as a percentage of sales, increase as sales increase.  The balance of the increase was primarily attributable to growth in the number of franchise units over the prior period.

Franchise fees increased slightly to $1.2 million from $1.1 million. Franchisees opened 31 new drive-ins in the first fiscal quarter of 2008 compared to 34 new drive-ins in the first fiscal quarter of 2007.  Despite fewer openings than in the same period of the prior year, the fees from termination of area development agreements led to the increase in overall franchise fees for the quarter.

We continue to expect our franchisees to open 155 to 165 new drive-ins during fiscal 2008.  However, consistent with prior years, the majority of new store openings will occur in the second half of the fiscal year.

Other income decreased 53.9% to $1.0 million in the first fiscal quarter of 2008.  The decrease relates to incremental income included in the first quarter of the prior year related to the settlement of non-income tax matters during the quarter.  There was no comparable other income in the first fiscal quarter of 2008, leading to the decrease.

Operating Expenses. Overall, drive-in cost of operations, as a percentage of Partner Drive-In sales, decreased to 81.1% in the first quarter of 2008 from 81.6% in the first fiscal quarter of 2007.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Operating Margins

	Three months ended November 30,

	2007	2006
Costs and expenses (1):
Partner Drive-Ins:
Food and packaging	25.8%	26.3%
Payroll and other employee benefits	31.0	30.8
Minority interest in earnings of Partner Drive-Ins	3.3	3.3
Other operating expenses	21.0	21.2
Total Partner Drive-In cost of operations	81.1%	81.6%

(1) As a percentage of Partner Drive-In sales.

Food and packaging costs decreased 0.5 percentage points during the first quarter of fiscal year 2008 primarily as a result of the positive impact of price increases that more than offset higher costs for several commodity items.  Labor costs increased by 0.2 percentage points during the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007.  This increase was a result of minimum wage increases that were partially offset by price increases.  Minority interest, which reflects our store-level partners’ pro-rata share of earnings through our partnership program, increased by $0.4 million during the first fiscal quarter of 2008.  While these costs increased in real terms, they remained relatively constant as a percentage of Partner Drive-In sales.  We continue to view the partnership program as an integral part of our culture at Sonic and a large factor in the success of our business, and we are pleased that profit distributions to our partners increased during the quarter. Other operating expenses decreased by 0.2 percentage points during the first fiscal quarter of 2008 compared to the same period in 2007 largely due to leverage from higher sales.

Looking forward, cost pressures from higher commodity costs and the minimum wage increase should be partially offset by menu price increases and leverage from higher sales.  Accordingly, we expect overall restaurant-level margins will be flat to slightly unfavorable on a year-over-year basis during the second quarter.

Selling, General and Administrative.  Selling, general and administrative expenses increased 6.3% to $14.9 million during the first fiscal quarter of 2008 compared to the same period of 2007.  The prior year expense included approximately $0.5 million related to financial advisory services provided to the Company in connection with the tender offer transaction.  Excluding this charge from the prior year, the increase was approximately 10.2%.    We anticipate that these costs will increase around 10% during the remainder of fiscal year 2008 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased 13.5% to $12.2 million in the first quarter.  Capital expenditures during the first three months of fiscal year 2008 were $26.0 million, including $6.3 million related to the acquisition of drive-ins.  Looking forward, with approximately $75 to $85 million in capital expenditures planned for the year, excluding acquisitions, depreciation and amortization is expected to increase by approximately 10% to 12% for fiscal year 2008.

Interest Expense.  Net interest expense increased $5.0 million to $12.0 million as compared to the same period in fiscal year 2007.  The increase is attributed to increased borrowings used to fund the purchase of shares in the Company’s tender offer in October 2006 and subsequent share repurchases.  Going forward, we expect net interest expense to continue to increase as a result of the increased borrowings related to our recapitalization and depending upon the level of future share repurchases.  Net interest expense in the second quarter is expected to be in the range of $11 to $13 million.

Income Taxes.  The provision for income taxes reflects an effective federal and state tax rate of 38.0% for the first quarter of fiscal year 2008 as compared to 35.0% in the same period of 2007.  The higher rate in the first quarter of fiscal year 2008 is due primarily to higher state tax provision.  The tax rate in the prior year was also lower as a result of the favorable resolution of tax matters.  We expect the effective tax rate for the second fiscal quarter and the remainder of 2008 to be in the range of 37% to 38%.  However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first fiscal quarter of 2008, current assets decreased 5.2% to $69.9 million compared to $73.7 million as of the prior fiscal year end, due primarily to lower royalty receivable balances associated with seasonally slower months of sales.  Net property and equipment increased approximately $9.3 million primarily as a result of capital expenditures of $26.0 million, which includes $6.3 million related to the acquisition of drive-ins, offset by depreciation of $12.1 million, and sales and retirement of assets for the balance of the change.  These changes combined with the decrease in current assets to produce a 0.8% increase in total assets to $764.9 million as of the end of the first quarter of fiscal year 2008.

Total current liabilities decreased $18.1 million or 15.8% during the first fiscal quarter of 2008 primarily as a result of settlement of $14.4 million in accrued share repurchases entered into in August but paid in September, as well as the general decline in payables associated with seasonally slower months.  The noncurrent portion of long-term debt increased $20.4 million or 3.0%, largely as a result of advances on the Variable Funding Notes used to fund share repurchases and the acquisition of five drive-ins during the first quarter.  Overall, total liabilities remained relatively constant as a result of the items discussed above.

Stockholders’ deficit decreased $4.8 million or 4.5% during the first three months of fiscal year 2008. Earnings of $13.6 million, along with $4.7 million for the combination of stock compensation and the proceeds and related tax benefits from the exercise of stock options, decreased the stockholders’ deficit.  These decreases were offset by share repurchases totaling $12.2 million completed under the Board-approved share repurchase program, along with the reduction in retained earnings of $1.2 million for adoption of FIN48 in the first fiscal quarter.

The Company considers the non-GAAP measure of debt-to-EBITDA to be a significant indication of the Company’s financial performance and available capital resources.  This is not a measure of financial performance or liquidity under generally accepted accounting principles (“GAAP”).  EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of all depreciation and amortization.  While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  As of November 30, 2007, our debt-to-EBITDA ratio was 4.0.  The following table reconciles EBITDA to net income as of November 30, 2007 and provides the components to calculate this ratio:

Net Income, trailing twelve months	$62,489
Provision for income taxes, trailing twelve months	36,799
Depreciation and amortization, trailing twelve months	46,551
Net interest expense, trailing twelve months	49,369
EBITDA	$195,208
Obligations under capital leases (including current portion)	$38,683
Long-term debt (including current portion)	734,954
Total debt	$773,637
Debt-to-EBITDA	4.0

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $0.6 million or 1.9% to $29.4 million in the first fiscal quarter of 2008 as compared to $28.8 million in the same period of fiscal year 2007.  The lower net income for the first fiscal quarter of 2008 was offset by increases in non-cash depreciation and amortization for relatively constant operating cash flows.

Investing Cash Flows.  We opened five newly constructed Partner Drive-Ins and acquired five drive-ins from franchisees during the first fiscal quarter of 2008.  The acquisition of the five drive-ins was funded from cash generated by operating activities and borrowing for a total of $6.3 million.  During the first quarter, we used cash generated by operating activities and borrowings to fund purchases of property and equipment totaling $21.0 million, which included the cost of newly opened drive-ins, retrofits of existing drive-ins, new equipment for existing drive-ins, drive-ins under construction and other capital expenditures.  During the first fiscal quarter of 2008, we purchased the real estate for three of the five newly constructed drive-ins.

Financing Cash Flows.  As of November 30, 2007, we have a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of November 30, 2007, our outstanding balance under the Variable Funding Notes totaled $143.0 million at an effective borrowing rate of 5.68%, as well as $0.3 million in outstanding letters of credit.  The amount available under the revolving credit facility as of November 30, 2007, was $56.7 million.  We believe that cash flows from operations will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use our Variable Funding Notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed.   See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2007 for additional information regarding our long-term debt.

Under the share repurchase program authorized by our Board of Directors, the Company acquired 0.5 million shares for a total cost of $12.2 million during the first fiscal quarter of 2008.  As of November 30, 2007, we had approximately $30.3 million remaining authorization under the program.

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

As of November 30, 2007, our total cash balance of $52.8 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations, as well as borrowings under available revolving facilities, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

In June 2006, the FASB issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109.   In accordance with the pronouncement, the Company adopted FIN 48 in the first quarter of fiscal year 2008.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Our estimates may change in the future due to new developments.  For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended November 30, 2007.

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

Item 1A.Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2008 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
September 1, 2007 through September 30, 2007	549	$22.30	549	$30,329
October 1, 2007 through October 31, 2007	--	$--	--	$30,329
November 1, 2007 through November 30, 2007	--	$--	--	$30,329
Total	549	$22.30	549

(1) All of the shares purchased during the first fiscal quarter of 2008 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997.  In August 2007, the Company’s Board of Directors approved an additional $75 million under the Company’s stock repurchase authorization and extended the program to August 31, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

10.01  Employment Agreement with Stephen C. Vaughan dated October 18, 2007
31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

Date: January 8, 2008	By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan,
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

10.01  Employment Agreement with Stephen C. Vaughan dated October 18, 2007
31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350