Form 10-Q
period 2008-02-29
SONIC CORP
filed 2008-04-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 29, 2008

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

As of February 29, 2008, the Registrant had 59,915,959 shares of common stock issued and outstanding (excluding 56,575,808 shares of common stock held as treasury stock).

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
	(Unaudited)
ASSETS	February 29, 2008	August 31, 2007
Current assets:
Cash and cash equivalents	$19,139	$25,425
Restricted cash	11,818	13,521
Accounts and notes receivable, net	20,819	23,084
Other current assets	9,098	11,673
Total current assets	60,874	73,703

Property, equipment and capital leases	790,851	756,395
Less accumulated depreciation and amortization	(242,229)	(226,402)
Property, equipment and capital leases, net	548,622	529,993

Goodwill, net	104,760	102,628
Trademarks, trade names and other intangible assets, net	11,729	11,361
Noncurrent restricted cash	11,247	11,354
Investment in direct financing leases and noncurrent portion of
notes receivable	7,283	8,125
Debt origination costs and other assets, net	31,690	21,356
Intangibles and other assets, net	166,709	154,824
Total assets	$776,205	$758,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,554	$25,283
Deposits from franchisees	2,358	2,783
Accrued liabilities	23,570	55,707
Income taxes payable	12,823	7,863
Obligations under capital leases and long-term debt
due within one year	30,728	22,851
Total current liabilities	92,033	114,487

Obligations under capital leases due after one year	35,349	36,773
Long-term debt due after one year	735,584	690,437
Other noncurrent liabilities	23,043	23,625

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares
authorized; none outstanding	–	–
Common stock, par value $.01; 245,000 shares
authorized; 116,492 shares issued (116,223 shares
issued at August 31, 2007)	1,165	1,162
Paid-in capital	200,954	193,682
Retained earnings	562,473	540,886
Accumulated other comprehensive loss	(2,517)	(2,848)
	762,075	732,882
Treasury stock, at cost; 56,576 common shares
(55,078 shares at August 31, 2007)	(871,879)	(839,684)
Total stockholders’ deficit	(109,804)	(106,802)
Total liabilities and stockholders’ deficit	$776,205	$758,520
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Revenues:
Partner Drive-In sales	$147,139	$137,007	$306,424	$283,426
Franchise Drive-Ins:
Franchise royalties	25,684	22,541	54,323	47,623
Franchise fees	1,019	666	2,259	1,751
Other	779	1,238	1,796	3,442
	174,621	161,452	364,802	336,242
Costs and expenses:
Partner Drive-Ins:
Food and packaging	39,073	35,244	80,151	73,779
Payroll and other employee benefits	45,732	43,644	95,048	88,680
Minority interest in earnings of Partner Drive-Ins	4,796	4,955	10,092	9,859
Other operating expenses, exclusive of depreciation and amortization included below	29,896	28,207	63,380	59,212
	119,497	112,050	248,671	231,530

Selling, general and administrative	15,540	14,401	30,454	28,434
Depreciation and amortization	12,694	11,099	24,900	21,857
Provision for impairment of long-lived assets	99	–	99	–
	147,830	137,550	304,124	281,821
Income from operations	26,791	23,902	60,678	54,421

Interest expense	12,827	10,957	25,496	17,514
Debt extinguishment and other costs	–	4,818	–	6,076
Interest income	(613)	(653)	(1,302)	(1,451)
Net interest expense	12,214	15,122	24,194	22,139
Income before income taxes	14,577	8,780	36,484	32,282
Provision for income taxes	5,324	2,555	13,648	10,771
Net income	$9,253	$6,225	$22,836	$21,511

Net income per share – basic	$.15	$.09	$.38	$.30

Net income per share – diluted	$.15	$.09	$.36	$.29

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Six months ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net income	$22,836	$21,511
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	24,900	21,857
Stock-based compensation expense	3,833	3,173
Debt extinguishment and other costs	–	6,076
Payment for hedge termination	–	(5,640)
Other	1,152	(2,430)
(Increase) decrease in operating assets	8,545	(6,996)
Increase (decrease) in operating liabilities:
Accounts payable	(1,636)	3,953
Accrued and other liabilities	(13,613)	(3,925)
Total adjustments	23,181	16,068
Net cash provided by operating activities	46,017	37,579

Cash flows from investing activities:
Purchases of property and equipment	(44,076)	(36,193)
Prepayment for acquisition of business	(12,751)	–
Acquisition of businesses, net of cash received	(6,288)	(4,176)
Proceeds from sale of real estate	4,560	12,619
Other	(1,685)	1,414
Net cash used in investing activities	(60,240)	(26,336)

Cash flows from financing activities:
Payments on long-term debt	(65,122)	(710,265)
Proceeds from long-term borrowings	118,000	1,209,815
Purchases of treasury stock	(46,628)	(446,989)
Debt issuance costs	(216)	(27,771)
Proceeds from exercise of stock options	2,932	4,104
Other	(1,029)	380
Net cash provided by financing activities	7,937	29,274

Net increase (decrease) in cash and cash equivalents	(6,286)	40,517
Cash and cash equivalents at beginning of period	25,425	9,597
Cash and cash equivalents at end of period	$19,139	$50,114

Supplemental Cash Flow Information:
Additions to capital lease obligations	$–	$5,667
Stock options exercised by stock swap	–	412

See accompanying notes

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007.  The results of operations for the three- and six-month periods ended February 29, 2008, are not necessarily indicative of the results to be expected for the full year ending August 31, 2008.

2. Reclassifications

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2008 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Numerator:
Net income	$9,253	$6,225	$22,836	$21,511
Denominator:
Weighted average shares outstanding – basic	60,303	67,325	60,538	71,966
Effect of dilutive employee stock options	2,081	2,701	2,186	2,791
Weighted average shares – diluted	62,384	70,026	62,724	74,757

Net income per share – basic	$.15	$.09	$.38	$.30

Net income per share – diluted	$.15	$.09	$.36	$.29

4. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  As of February 29, 2008, the total amount guaranteed under the Irwin agreement was $448.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2015.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of February 29, 2008, the total amount guaranteed under the GEC agreement was $2,007. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 29, 2008, the amount remaining under the guaranteed lease obligations totaled $4,091.

The Company has a note purchase agreement with a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of February 29, 2008, the balance of the loan was $1,504.

The liability related to the fair value of the guarantees associated with the Irwin program and the note purchase agreement totaled $210 as of February 29, 2008.  The Company is not aware of any defaults under the notes or leases related to the guarantees as of February 29, 2008.

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

The following table presents the components of comprehensive income:

	Three months ended		Six months ended
	February 29, February 28,		February 29, February 28,
	2008	2007	2008	2007
Net Income	$9,253	$6,225	$22,836	$21,511
Change in deferred hedging loss, net of tax	165	958	331	(2,593)
Total comprehensive income	$9,418	$7,183	$23,167	$18,918

6. Share Repurchase Program

Pursuant to the Company’s Board-approved share repurchase program, 1,498 shares were acquired for a total cost of $32,195 during the first six months of fiscal year 2008.  The total remaining amount authorized for repurchase as of February 29, 2008 was $10,375.  The Company’s share repurchase program is currently scheduled to expire August 31, 2008.

7.  Income Taxes

On September 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of implementing FIN 48, the Company recognized a $1,249 increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated retained earnings.  As of February 29, 2008, the Company has approximately $6,097 of unrecognized tax benefits, including approximately $2,859 of interest and penalty which the Company recognizes as a component of its income tax expense net of federal benefit.  The entire balance of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  With some exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for periods before fiscal year 2004 for federal and fiscal year 2000 for state jurisdictions.  The Company is currently undergoing examinations or appeals by various state authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statute of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination will result in a decrease to the liability for unrecognized tax benefits during the next 12 months ranging from $1,500 to $2,000, depending on the timing and terms of the examination resolutions.

8. Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments.  Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Prior to this quarter, the Company reported financial information as one business segment operating in the quick-service restaurant industry.  Based on internal reporting and management structure, the Company has determined that it has two reportable segments: Partner Drive-Ins and Franchise Drive-Ins.  The Partner Drive-Ins segment consists of the drive-in operations in which the Company owns a majority interest and derives its revenues from operating drive-in restaurants.  The Franchise Drive-Ins segment consists of franchising activities and derives its revenues from royalties and initial franchise fees received from franchisees.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our most recent Annual Report on Form 10-K.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Six months ended
	February 29, February 28,		February 29, February 28,
	2008	2007	2008	2007
Revenues:
Partner Drive-Ins	$147,139	$137,007	$306,424	$283,426
Franchise Drive-Ins	26,703	23,207	56,582	49,374
Unallocated revenues	779	1,238	1,796	3,442
	$174,621	$161,452	$364,802	$336,242

Income from Operations:
Partner Drive-Ins	$27,642	$24,957	$57,753	$51,896
Franchise Drive-Ins	26,703	23,207	56,582	49,374
Unallocated revenues	779	1,238	1,796	3,442
Unallocated expenses:
Selling, general and administrative	(15,540)	(14,401)	(30,454)	(28,434)
Depreciation and amortization	(12,694)	(11,099)	(24,900)	(21,857)
Provision for impairment of long-lived assets	(99)	–	(99)	–
	$26,791	$23,902	$60,678	$54,421

9.  New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measures” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  This standard was issued to be effective for our fiscal year beginning September 1, 2008. The FASB approved a one-year deferral of adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”  In addition, the FASB has excluded leases from the scope of FAS 157 with the issuance of FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The Company continues to assess the impact that this standard may have on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2010.  The Company is evaluating the impact that FAS 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and amendment to ARB No. 51” (“FAS 160”).  This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS 160 is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year 2010.  The Company is evaluating the impact that FAS 160 will have on its consolidated financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Strong operating results continued during the second quarter ended February 29, 2008 highlighted by same-store sales growth, increased franchising income, new drive-in openings, and improved drive-in level and operating income margins.  Revenues increased by 8.2% and operating income increased 12.1% during the quarter.  Despite higher interest expense associated with the Company’s October 2006 tender offer and subsequent share repurchases, net income increased 48.6% during the quarter and earnings per share increased 66.7% to $.15 per diluted share from $.09 in the year earlier period.  For the first half of fiscal 2008, revenues increased by 8.5% and operating income increased 11.5%. Net income increased 6.2% during the period and earnings per share increased 24.1% to $.36 per diluted share from $.29 in the year-earlier period.  The Company’s earnings for the prior year were impacted by special items related to the tender offer and a retroactive tax credit.  The Company believes a comparison of this year’s reported earnings to prior-year reported earnings should consider these adjustments for special items, which is considered a non-GAAP financial measure.  The following table shows the impact of these special items on reported net income and income per diluted share for the prior-year periods and compares these non-GAAP measures to the current period measures:

	Three Months Ended		Three Months Ended		Year Over Year
	February 29, 2008		February 28, 2007		% Change
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported - GAAP	$9,253	$0.15	$6,225	$0.09	48.6%	66.7%
After-tax impact of:
Debt extinguishment charges	–	–	3,421	0.05
Reinstatement of tax credit	–	–	(652)	(0.01)
Adjusted – Non-GAAP	$9,253	$0.15	$8,994	$0.13	2.9%	15.4%

	Six Months Ended		Six Months Ended		Year Over Year
	February 29, 2008		February 28, 2007		% Change
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$22,836	$0.36	$21,511	$0.29	6.2%	24.1%
After-tax impact of:
Debt extinguishment charges	–	–	3,421	0.05
Reinstatement of tax credit	–	–	(652)	(0.01)
Rounding	–	–	–	(0.01)
Adjusted – Non-GAAP	$22,836	$0.36	$24,280	$0.32	-5.9%	12.5%

Management believes these measures adjusted for special items provide useful supplemental information to investors regarding the underlying business trends and performance of the Company’s ongoing operations and are helpful for period-to-period and company-to-company comparisons.  Management uses these measures internally to analyze the financial results of the Company compared to current-year operating results and to forecast future performance.  The rounding adjustment included for the six-month period results from rounding the components of such precise numbers.

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

System-Wide Performance ($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Percentage increase in sales	7.7%	6.8%	7.3%	7.6%

System-wide drive-ins in operation (1):
Total at beginning of period	3,368	3,224	3,343	3,188
Opened	34	29	70	66
Closed (net of re-openings)	(8)	(8)	(19)	(9)
Total at end of period	3,394	3,245	3,394	3,245

Core markets(2)	2,555	2,457	2,555	2,457
Developing markets(2)	839	788	839	788
All markets	3,394	3,245	3,394	3,245

Average sales per drive-in:
Core markets	$263	$249	$543	$521
Developing markets	202	208	433	436
All markets	248	239	516	500

Change in same-store sales (3)
Core markets	5.0%	2.2%	4.1%	3.3%
Developing markets	(4.4)	1.5	(3.4)	0.4
All markets	3.2	2.0	2.6	2.7

(   (1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(   (2) Markets are identified based on television viewing areas and further classified as core or developing markets based upon number of drive-ins in a market and the level of advertising support. Market classifications are updated periodically.
(   (3) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales increased 3.2% during the second quarter of fiscal year 2008 primarily as a result of an increase in traffic (number of transactions per drive-in) along with slight growth in average check.  The increase in traffic was aided by the system-wide implementation of Happy Hour in November 2007, which features half-price drinks from 2:00 pm to 4:00 pm every day.  The system-wide same-store sales increase of 2.6% year-to-date is more evenly attributed to a mix of increased traffic and growth in average check, as the implementation of a system-wide Happy Hour program started near the end of the first fiscal quarter.

Looking forward, we have targeted system-wide same-store sales growth in the range of 2% to 4% for the remainder of fiscal year 2008.  We expect that this level of increase in same-store sales, combined with new unit growth and franchise acquisitions, will produce revenue growth in the 9% to 11% range in the second half of fiscal year 2008.

Sonic and its franchisees continue to make investments to upgrade the exterior look of our drive-ins, including a retrofit and the use of new electronic signage.  The new retrofit features several new elements including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.  During the second quarter of fiscal 2008, the retrofit was completed on 39 Partner Drive-Ins, bringing the total number of Partner Drive-In retrofits to 303 (over 50% of Partner Drive-Ins now feature the new look). Franchisees completed 200 retrofits during the second quarter, for a total of 728 since franchisees began the program in early calendar 2007.  More than 25% of Franchise Drive-Ins have now completed the retrofit.  The retrofit of the entire Sonic system is expected to occur over the next three years, with a total of 600 to 700 Franchise Drive-Ins and 150 Partner Drive-Ins expected to be retrofitted during fiscal year 2008.  These initiatives are primarily occurring in core markets as the age of core market drive-ins is generally older than in developing markets.  As these and other sales-driving initiatives expand from core markets to developing markets, we expect a positive impact on same-store sales growth in developing markets.

The Sonic system opened 34 drive-ins during the second quarter, consisting of five Partner Drive-Ins and 29 Franchise Drive-Ins, a solid increase compared to 29 system-wide drive-in openings during the second quarter a year ago. Through the first half of fiscal year 2008, the total number of drive-in openings was 70, an increase compared to 66 drive-ins opened in the comparable period of the prior year.  In addition, there were 16 drive-ins relocated or rebuilt during the second quarter, including 14 Franchise Drive-Ins.  For the first six months of fiscal year 2008, there were 31 drive-ins relocated or rebuilt, including 29 Franchise Drive-Ins.  Looking forward, the Sonic system is expected to open 180 to 200 new drive-ins and to relocate or rebuild 60 to 70 existing drive-ins during fiscal year 2008.

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
(In thousands)

	Three Months Ended			Percent
	February 29, February 28,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$147,139	$137,007	$10,132	7.4%
Franchise revenues:
Franchise royalties	25,684	22,541	3,143	13.9
Franchise fees	1,019	666	353	53.0
Other	779	1,238	(459)	(37.1)
Total revenues	$174,621	$161,452	$13,169	8.2%

	Six Months Ended			Percent
	February 29, February 28,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$306,424	$283,426	$22,998	8.1%
Franchise revenues:
Franchise royalties	54,323	47,623	6,700	14.1
Franchise fees	2,259	1,751	508	29.0
Other	1,796	3,442	(1,646)	(47.8)
Total revenues	$364,802	$336,242	$28,560	8.5%

The increase in revenues for both the three-month and six-month periods ended February 29, 2008 relates primarily to sales growth for Partner Drive-Ins and, to a lesser extent, an increase in franchising income.

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Six months ended
	February 29, February 28,		February 29, February 28,
	2008	2007	2008	2007
Partner Drive-In sales	$147,139	$137,007	$306,424	$283,426
Percentage increase	7.4%	8.4%	8.1%	8.3%

Drive-ins in operation (1):
Total at beginning of period	662	626	654	623
Opened	5	7	10	10
Acquired from (sold to) franchisees	(1)	8	4	8
Closed	(1)	(2)	(3)	(2)
Total at end of period	665	639	665	639

Average sales per drive-in	$223	$216	$467	$451
Percentage increase	3.1%	1.6%	3.5%	1.6%

Change in same-store sales (2)	2.3%	0.7%	2.8%	0.6%

(   (1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
    (2) Represents percentage change for drive-ins open for a minimum of 15 months.

The following table reflects the increase in Partner Drive-In sales by type of activity for the quarter and six months ended February 29, 2008:

Change in Partner Drive-In Sales ($ in thousands)
	Three months ended	Six months ended
	February 29, 2008	February 29, 2008
Increase from addition of newly constructed drive-ins	$7,037	$15,074
Increase from drive-ins acquired and sold	1,594	3,349
Increase from same-store sales	2,163	5,773
Decrease from drive-ins closed	(662)	(1,198)
Net increase in Partner Drive-In sales	$10,132	$22,998

The increase in Partner Drive-In sales for the three- and six-month periods was largely driven by the opening of newly constructed drive-ins.  Looking forward, we anticipate opening approximately 25 to 35 Partner Drive-Ins during fiscal year 2008.  Increases in same-store sales at Partner Drive-Ins of 2.3% for the quarter and 2.8% for the six-month period also contributed to the increase in total Partner Drive-In sales.  These increases, together with strong sales from new drive-ins, produced increases in average sales per drive-in of 3.1% for the quarter and 3.5% year-to-date.  The Company acquired 11 franchise drive-ins effective March 1, 2008.  Looking forward, this acquisition is expected to add over one percentage point to overall revenue growth during the second half of the fiscal year 2008.

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

Franchise Information ($ in thousands)

	Three months ended		Six months ended
	February 29, February 28,		February 29, February 28,
	2008	2007	2008	2007
Franchise fees and royalties	$26,703	$23,207	$56,582	$49,374
Percentage increase	15.1%	7.3%	14.6%	10.2%

Franchise Drive-Ins in operation (1):
Total at beginning of period	2,706	2,598	2,689	2,565
Opened	29	22	60	56
Acquired from (sold to) company	1	(8)	(4)	(8)
Closed	(7)	(6)	(16)	(7)
Total at end of period	2,729	2,606	2,729	2,606

Franchise Drive-In sales	$687,268	$637,843	$1,423,543	$1,328,798
Percentage increase	7.7%	6.5%	7.1%	7.4%

Effective royalty rate	3.74%	3.53%	3.82%	3.58%

Average sales per Franchise Drive-In	$255	$245	$529	$513

Change in same-store sales (2)	3.4%	2.3%	2.6%	3.2%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

The following table reflects the factors contributing to the increase in franchise royalties for the quarter and year-to-date periods compared to prior year:

Change in Franchise Royalties ($ in thousands)
	Three months ended	Six months ended
	February 29, 2008	February 29, 2008
Increase from conversion of licenses	$965	$2,037
Increase related to additional Franchise Drive-Ins	827	2,001
Increase from growth in franchise same-store sales	920	1,482
Increase related to higher effective royalty rate, excluding the impact of the license conversion	431	1,180
Total increase in franchise royalties	$3,143	$6,700

Percentage increase	13.9%	14.1%

The increase from conversion of licenses relates to approximately 790 Franchise Drive-Ins electing to convert to a newer form of license agreement effective April 2007.  These conversions resulted in the franchisees paying a higher royalty rate in exchange for the extension of their license term.

Franchise fees increased to $1.0 million for the second fiscal quarter of 2008, compared to $0.7 million during the same period of the prior year.  Franchisees opened 29 new drive-ins in the second fiscal quarter of 2008 compared to 22 new drive-ins in the second fiscal quarter of 2007. Franchise fees increased to $2.3 million for the first six months of fiscal year 2008, compared to $1.8 million during the same period of the prior year.  Franchisees opened 60 new drive-ins in the first two fiscal quarters of 2008 compared to 56 new drive-ins in the same period of the prior year.  Fees from the termination of area development agreements also contributed to the year-to-date increase in overall franchise fees.

Other income decreased by $0.5 million to $0.8 million in the second fiscal quarter of 2008 and decreased by $1.6 million to $1.8 million for the first half of fiscal 2008. The decrease for the first half of the year resulted primarily from approximately $1.1 million in incremental income included in the first quarter of the prior year related to settlement of non-income tax matters.

Operating Expenses. The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins
			Percentage points
	Three months ended		Increase/
	February 29, 2008	February 28, 2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.5%	25.7%	0.8
Payroll and other employee benefits	31.1	31.9	(0.8)
Minority interest in earnings of Partner Drive-Ins	3.3	3.6	(0.3)
Other operating expenses	20.3	20.6	(0.3)
	81.2%	81.8%	(0.6)

Restaurant-Level Margins (continued)

			Percentage points
	Six months ended		Increase/
	February 29, 2008	February 28, 2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.2%	26.0%	0.2
Payroll and other employee benefits	31.0	31.3	(0.3)
Minority interest in earnings of Partner Drive-Ins	3.3	3.5	(0.2)
Other operating expenses	20.7	20.9	(0.2)
	81.2%	81.7%	(0.5)

Restaurant-level margins improved overall for both the three- and six-month periods compared to the same period of the prior year.  The leverage from higher sales volumes resulted in lower labor costs and other operating expenses as a percentage of sales.  These improvements were substantial enough to offset the impact of increases resulting from minimum wage increases and higher food and packaging costs stemming from pricing pressure for several commodity items, as well as higher discounting from the Happy Hour program.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 7.9% to $15.5 million during the second fiscal quarter of 2008 compared to the same period of fiscal year 2007, and increased 7.1% to $30.5 million for the first six months of 2008 versus the same period of 2007.  The prior-year expense included approximately $0.5 million related to financial advisory services provided to the Company in connection with its tender offer transaction. Excluding this charge from the prior year, the increase was approximately 9.0% for the six-month period. We anticipate that these costs will increase around 10% during the remainder of fiscal year 2008 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased 14.4% to $12.7 million in the second quarter of fiscal year 2008, and increased 13.9% to $24.9 million for the first six months of 2008.  Capital expenditures during the first six months of fiscal year 2008 were $49.5 million, including $6.3 million related to the acquisition of drive-ins. Looking forward, with approximately $75 to $85 million in capital expenditures planned for the year, excluding acquisitions, depreciation and amortization is expected to increase by approximately 10% to 12% over the second half of fiscal year 2008.

Interest Expense.  Net interest expense decreased $2.9 million to $12.2 million for the second quarter and increased $2.1 million to $24.2 million for the first six months of fiscal year 2008 as compared to the same periods in fiscal year 2007. The prior-year figures for both the three- and six-month periods include debt extinguishment and other costs associated with the Company’s tender offer and securitized debt financing that occurred during fiscal year 2007.  The debt extinguishment and other costs included in the second fiscal quarter of the prior year totaled $4.8 million, while the total for the first six months of the prior year was $6.1 million.  Excluding the debt extinguishment charges for the second quarter, the increase in net interest expense was $1.9 million and is attributed to interest on increased borrowings used to fund the ongoing purchase of shares under the Company’s share repurchase program and the acquisition of franchise drive-ins.  Excluding the debt extinguishment and other costs for the first six months, the increase in net interest expense was $8.1 million and is further attributed to the increased borrowings used to fund the purchase of shares in the tender offer during the first fiscal quarter of 2007. Net interest expense in the third quarter is expected to be in the range of $11 to $13 million.

Income Taxes.  Our income tax rate during the second quarter was approximately 36.5%, as compared to 29.1% for the same period of 2007. The provision for income taxes reflects an effective federal and state tax rate of 37.4% for the first half of fiscal year 2008 as compared to 33.4% in the same period of 2007. The lower rate in the second quarter of the prior year resulted from the retroactive extension of the Workers Opportunity Tax Credit, in addition to the impact of the lower net income as a result of the debt extinguishment and other costs incurred during the prior-year quarter.  The lower rate for the first half of fiscal year 2007 was also impacted by the favorable resolution of tax matters.  We expect the effective tax rate for the third quarter and the remainder of 2008 to be in the range of 37.5% to 38.5%. However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first six months of fiscal year 2008, current assets decreased 17.4% to $60.9 million compared to $73.7 million as of the prior fiscal year end.  Cash balances decreased $6.3 million primarily as a result of quarter-end funding of the acquisition of 11 franchise drive-ins that was effective March 1, 2008.  Net property and equipment increased approximately $18.6 million primarily as a result of capital expenditures of $49.5 million, which includes $6.3 million related to the acquisition of drive-ins, offset by depreciation of $24.7 million, and sales and retirement of assets for the balance of the change.  The $12.7 million increase in other noncurrent assets relates to the quarter-end funding of the March 1, 2008 acquisition.  These changes combined with the increase in current assets to produce a 2.3% increase in total assets to $776.2 million as of the end of the second quarter of fiscal year 2008.

Total current liabilities decreased $22.5 million or 19.6% during the first six months of fiscal year 2008 primarily as a result of settlement of $14.4 million in accrued share repurchases entered into in August but paid in September, as well as the general decline in payables associated with seasonally slower months and the timing of tax payments.  The noncurrent portion of long-term debt increased $45.1 million or 6.5%, largely as a result of advances on the Variable Funding Notes used to fund share repurchases and the acquisition of five drive-ins during the first quarter and the advance funding of the acquisition of 11 drive-ins at the end of the second quarter, which was effective on March 1, 2008. Overall, total liabilities increased $20.7 million or 2.4% as a result of the items discussed above.

Stockholders’ deficit increased $3.0 million or 2.8% during the first six months of fiscal year 2008 resulting from stock repurchase activity during the period. Earnings of $22.8 million, along with $7.3 million for the combination of stock compensation and the proceeds and related tax benefits from the exercise of stock options, decreased the stockholders’ deficit.  These decreases were more than offset by share repurchases totaling $32.2 million completed under the Board-approved share repurchase program, along with the reduction in retained earnings of $1.2 million for adoption of FIN48 in the first fiscal quarter.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $8.4 million or 22.5% to $46.0 million in the first six months of 2008 as compared to $37.6 million in the same period of fiscal year 2007.  This increase resulted from higher net income before the effect of depreciation and amortization.

Investing Cash Flows.  We opened ten newly constructed Partner Drive-Ins and acquired five drive-ins from franchisees during the first two fiscal quarters of 2008.  The acquisition of the five drive-ins was funded from cash generated by operating activities and borrowing for a total of $6.3 million.  On February 29, 2008, we also funded in advance the purchase of 11 drive-ins from a franchisee that was effective on March 1, 2008.  The following table sets forth the components of our investments in capital additions for the first six months of fiscal year 2008 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$17.3
Retrofits, drive-thru additions and LED signs in existing drive-ins	12.6
Rebuilds, relocations and remodels of existing drive-ins	5.7
Replacement equipment for existing drive-ins and other	8.5
Total investing cash flows for capital additions	$44.1

During the first two fiscal quarters of 2008, we purchased the real estate for six of the ten newly constructed drive-ins.

Financing Cash Flows.  The Company has a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of February 29, 2008, our outstanding balance under the Variable Funding Notes totaled $175.0 million at an effective borrowing rate of 5.40%, as well as $0.3 million in outstanding letters of credit.  The amount available under the revolving credit facility as of February 29, 2008, was $24.7 million.  We believe that cash flows from operations will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use our Variable Funding Notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed.   See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2007 for additional information regarding our long-term debt.

Under the share repurchase program authorized by our Board of Directors, the Company acquired 1.5 million shares for a total cost of $32.2 million during the first two fiscal quarters of 2008.   In addition to the current-year share repurchases, $14.4 million in share repurchases entered into at the end of fiscal year 2007 were settled and paid in fiscal year 2008.  As of February 29, 2008, we had approximately $10.4 million remaining authorization under the share repurchase program.

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

As of February 29, 2008, our total current cash balance of $31.0 million, including $11.8 million of current restricted cash, reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations, as well as borrowings under available revolving facilities, will meet our needs for the foreseeable future.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109” (“FIN 48”).  In accordance with the pronouncement, the Company adopted FIN 48 in the first quarter of fiscal year 2008.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Our estimates may change in the future due to new developments.  For additional information regarding the adoption of FIN 48, see Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended February 29, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal 2008 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
December 1, 2007 through December 31, 2007	199	$22.36	199	$25,876
January 1, 2008 through January 31, 2008	750	$20.68	750	$10,375
February 1, 2008 through February 29, 2008	–	$–	–	$10,375
Total	949	$21.03	949

(1) All of the shares purchased during the second fiscal quarter of 2008 were purchased as part of the Company’s share repurchase program which was first publicly announced on April 14, 1997. In August 2007, the Company’s Board of Directors approved an additional $75 million under the Company’s stock repurchase authorization and extended the program to August 31, 2008.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 10, 2008, the Company held its annual meeting of stockholders, at which the stockholders re-elected Leonard Lieberman and H. E. “Gene” Rainbolt as directors for three-year terms expiring at the annual meeting to be held in 2011. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Leonard Lieberman	51,886,015	4,732,015
H. E. “Gene” Rainbolt	50,335,188	6,282,842

Other directors of the Company whose terms continued after the meeting are J. Clifford Hudson, Federico F. Peña, Robert M. Rosenberg, J. Larry Nichols, Michael J. Maples, and Frank Richardson.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.01  Employment Agreement with Sharon T. Strickland dated January 10, 2008
31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Vice President
and Chief Financial Officer

Date:  April 8, 2008

EXHIBIT INDEX

Exhibit Number and Description

10.01	Employment Agreement with Sharon T. Strickland dated January 10, 2008
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350