Form 10-Q
period 2008-05-31
SONIC CORP
filed 2008-07-10
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒.	Accelerated filer ☐.	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes ☐.  No ☒.

As of May 31, 2008, the Registrant had 60,328,667 shares of common stock issued and outstanding (excluding 56,600,070 shares of common stock held as treasury stock).

SONIC CORP.

3

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(Unaudited)
ASSETS	May 31, 2008	August 31, 2007
Current assets:
Cash and cash equivalents	$23,673	$25,425
Restricted cash	10,459	13,521
Accounts and notes receivable, net	26,575	23,084
Other current assets	10,475	11,673
Total current assets	71,182	73,703

Property, equipment and capital leases	826,430	756,395
Less accumulated depreciation and amortization	(252,170)	(226,402)
Property, equipment and capital leases, net	574,260	529,993

Goodwill, net	106,373	102,628
Trademarks, trade names and other intangible assets, net	12,508	11,361
Noncurrent restricted cash	11,244	11,354
Investment in direct financing leases and noncurrent portion of notes receivable	5,047	8,125
Debt origination costs and other assets, net	17,757	21,356
Intangibles and other assets, net	152,929	154,824
Total assets	$798,371	$758,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,137	$25,283
Deposits from franchisees	2,230	2,783
Accrued liabilities	26,267	55,707
Income taxes payable	19,278	7,863
Obligations under capital leases and long-term debt due within one year	35,616	22,851
Total current liabilities	112,528	114,487

Obligations under capital leases due after one year	34,625	36,773
Long-term debt due after one year	713,109	690,437
Other noncurrent liabilities	24,950	23,625

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000 shares authorized; 116,929 shares issued (116,223 shares issued at August 31, 2007)	1,169	1,162
Paid-in capital	206,998	193,682
Retained earnings	579,712	540,886
Accumulated other comprehensive loss	(2,353)	(2,848)
	785,526	732,882
Treasury stock, at cost; 56,600 common shares (55,078 shares at August 31, 2007)	(872,367)	(839,684)
Total stockholders’ deficit	(86,841)	(106,802)
Total liabilities and stockholders’ deficit	$798,371	$758,520

See accompanying notes.

Index

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended		(Unaudited) Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Revenues:
Partner Drive-In sales	$178,338	$175,027	$484,762	$458,453
Franchise Drive-Ins:
Franchise royalties	32,463	30,523	86,786	78,146
Franchise fees	1,410	1,367	3,669	3,118
Other	787	3,004	2,583	6,446
	212,998	209,921	577,800	546,163
Costs and expenses:
Partner Drive-Ins:
Food and packaging	47,150	45,324	127,301	119,103
Payroll and other employee benefits	54,405	52,472	149,453	141,152
Minority interest in earnings of Partner Drive-Ins	6,488	8,232	16,580	18,091
Other operating expenses, exclusive of depreciation and amortization included below	36,471	33,374	99,851	92,586
	144,514	139,402	393,185	370,932

Selling, general and administrative	15,716	15,236	46,170	43,670
Depreciation and amortization	13,044	11,225	37,944	33,082
Provision for impairment of long-lived assets	–	742	99	742
	173,274	166,605	477,398	448,426
Income from operations	39,724	43,316	100,402	97,737

Interest expense	12,340	11,636	37,836	29,150
Debt extinguishment and other costs	–	–	–	6,076
Interest income	(372)	(715)	(1,674)	(2,166)
Net interest expense	11,968	10,921	36,162	33,060
Income before income taxes	27,756	32,395	64,240	64,677
Provision for income taxes	10,517	11,747	24,165	22,518
Net income	$17,239	$20,648	$40,075	$42,159

Net income per share – basic	$.29	$.32	$.66	$.61

Net income per share – diluted	$.28	$.31	$.64	$.58

See accompanying notes.

Index

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Nine months ended
	May 31,
	2008	2007
Cash flows from operating activities:
Net income	$40,075	$42,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,944	33,082
Stock-based compensation expense	5,765	5,064
Debt extinguishment and other costs	–	5,282
Payment for hedge termination	–	(5,640)
Other	607	(3,261)
Decrease (increase) in operating assets	5,244	(568)
Increase (decrease) in operating liabilities:
Accounts payable	1,657	3,950
Accrued and other liabilities	(800)	6,051
Total adjustments	50,417	43,960
Net cash provided by operating activities	90,492	86,119

Cash flows from investing activities:
Purchases of property and equipment	(73,035)	(75,341)
Acquisition of businesses, net of cash received	(19,253)	(10,721)
Proceeds from sale of real estate	–	12,619
Proceeds from disposition of assets, net of cash paid	4,685	11,411
Other	(132)	777
Net cash used in investing activities	(87,735)	(61,255)

Cash flows from financing activities:
Payments on long-term debt	(104,785)	(760,025)
Proceeds from long-term borrowings	140,000	1,307,640
Purchases of treasury stock	(46,628)	(506,900)
Debt issuance costs	(216)	(27,821)
Proceeds from exercise of stock options	5,249	6,249
Other	1,871	4,360
Net cash (used in ) provided by financing activities	(4,509)	23,503

Net (decrease) increase in cash and cash equivalents	(1,752)	48,367
Cash and cash equivalents at beginning of period	25,425	9,597
Cash and cash equivalents at end of period	$23,673	$57,964

Supplemental Cash Flow Information:
Additions to capital lease obligations	$–	$5,667
Accounts and notes receivable and decrease in capital lease obligation from property and equipment sales	–	1,500
Stock options exercised by stock swap	488	798

See accompanying notes.

Index

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007.  The results of operations for the three- and nine-month periods ended May 31, 2008, are not necessarily indicative of the results to be expected for the full year ending August 31, 2008.

2. Reclassifications

Certain amounts have been reclassified on the Condensed Consolidated Financial Statements to conform to the fiscal year 2008 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Numerator:
Net income	$17,239	$20,648	$40,075	$42,159
Denominator:
Weighted average shares outstanding – basic	60,167	64,985	60,414	69,639
Effect of dilutive employee stock options	1,856	2,423	2,077	2,669
Weighted average shares – diluted	62,023	67,408	62,491	72,308

Net income per share – basic	$.29	$.32	$.66	$.61

Net income per share – diluted	$.28	$.31	$.64	$.58

4. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  As of May 31, 2008, the total amount guaranteed under the Irwin agreement was $582.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2015.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.  The Company is not aware of any defaults under this program.  The Company’s liability for this guarantee, which is based on fair value, is $232 as of May 31, 2008.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of May 31, 2008, the total amount guaranteed under the GEC agreement was $1,947. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.   Based on the ending date for this program, no liability is required for these guarantees.

Index

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2008, the amount remaining under the guaranteed lease obligations totaled $3,879.  At this time, the Company has no reason to anticipate any default under the foregoing leases; therefore, no liability has been provided as of May 31, 2008.

The Company has a note purchase agreement with a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of May 31, 2008, the balance of the loan was $1,316, and an immaterial liability has been provided for the fair value of this guarantee.

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

The following table presents the components of comprehensive income:

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Net Income	$17,239	$20,648	$40,075	$42,159
Decrease (increase) in deferred hedging loss	164	62	495	(2,531)
Total comprehensive income	$17,403	$20,710	$40,570	$39,628

6. Share Repurchase Program

Pursuant to the Company’s Board-approved share repurchase program, 1,498 shares were acquired for a total cost of $32,195 during the first nine months of fiscal year 2008.  The total remaining amount authorized for repurchase as of May 31, 2008 was $10,375.  The Company’s share repurchase program is currently scheduled to expire August 31, 2008.

7.  Income Taxes

On September 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of implementing FIN 48, the Company recognized a $1,249 increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated retained earnings.  As of May 31, 2008 the Company has approximately $3,796 of unrecognized tax benefits, including approximately $1,640 of interest and penalty.  The liability for unrecognized tax benefits decreased by $2,301 during the quarter and decreased by $2,252 for the nine-month period.  The majority of the change resulted from the settlement and payment of a state audit of $2,625.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.  For the quarter and nine months ended May 31, 2008, the favorable settlements of estimated interest and penalties resulted in a benefit of  $680 and $354, respectively.  The entire balance of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

Index

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  With some exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for periods before fiscal year 2004 for federal and fiscal year 2000 for state jurisdictions.  The Company is currently undergoing examinations or appeals by various state authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statute of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination will result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $275 to an increase of $130, depending on the timing and terms of the examination resolutions.

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

Prior to the second quarter of fiscal year 2008, the Company reported financial information as one business segment operating in the quick-service restaurant industry.  Based on internal reporting and management structure, the Company has determined that it has two reportable segments: Partner Drive-Ins and Franchise Drive-Ins.  The Partner Drive-Ins segment consists of the drive-in operations in which the Company owns a majority interest and derives its revenues from operating drive-in restaurants.  The Franchise Drive-Ins segment consists of franchising activities and derives its revenues from royalties and initial franchise fees received from franchisees.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our most recent Annual Report on Form 10-K.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Revenues:
Partner Drive-Ins	$178,338	$175,027	$484,762	$458,453
Franchise Drive-Ins	33,873	31,890	90,455	81,264
Unallocated revenues	787	3,004	2,583	6,446
	$212,998	$209,921	$577,800	$546,163

Income from Operations:
Partner Drive-Ins	$33,824	$35,625	$91,577	$87,521
Franchise Drive-Ins	33,873	31,890	90,455	81,264
Unallocated revenues	787	3,004	2,583	6,446
Unallocated expenses:
Selling, general and administrative	(15,716)	(15,236)	(46,170)	(43,670)
Depreciation and amortization	(13,044)	(11,225)	(37,944)	(33,082)
Provision for impairment of long-lived assets	–	(742)	(99)	(742)
	$39,724	$43,316	$100,402	$97,737

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the third quarter ended May 31, 2008 reflected a number of challenges.  System-wide same-store sales declined resulting primarily from weather-affected sales in March; system-wide performance improved as the quarter progressed and system-wide same-store sales were within the targeted range of 2% to 4% in May.  Lower sales performance and rising costs also contributed to lower restaurant and operating margins for Partner Drive-Ins during the quarter.

For the third quarter of fiscal 2008, revenues increased 1.5%, while operating income decreased 8.3%.  Net income decreased 16.5% during the quarter and earnings per share decreased 9.7% to $0.28 per diluted share from $0.31 in the year-earlier period.  For the first nine months of fiscal 2008, revenues increased by 5.8% and operating income increased 2.7%.  Net income decreased 4.9% during the period, while the accretive impact of the Company’s tender offer and subsequent share repurchases contributed to a 10.3% increase in earnings per share to $0.64 per diluted share from $0.58 in the year-earlier period.

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

System-Wide Performance
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Percentage increase in sales	4.1%	9.1%	6.3%	8.3%

System-wide drive-ins in operation (1):
Total at beginning of period	3,394	3,245	3,343	3,188
Opened	41	48	111	114
Closed (net of re-openings)	(7)	(2)	(26)	(11)
Total at end of period	3,428	3,291	3,428	3,291

Core markets (2)	2,570	2,474	2,570	2,474
Developing markets (2)	858	817	858	817
All markets	3,428	3,291	3,428	3,291

Average sales per drive-in:
Core markets	$313	$308	$854	$828
Developing markets	257	275	691	711
All markets	299	300	814	800

Change in same-store sales (3):
Core markets	1.3%	4.1%	3.0%	3.6%
Developing markets	(6.9)	3.3	(4.7)	1.5
All markets	(0.4)	4.0	1.5	3.2

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

System-wide same-store sales declined 0.4% during the third quarter of fiscal year 2008 as a result of a decline in average check, offset by a slight increase in traffic (number of transactions per drive-in). The increase in traffic was aided by the system-wide implementation of Happy Hour in November 2007, which features half-price drinks from 2:00 pm to 4:00 pm every day.  The system-wide same-store sales increase of 1.5% year-to-date is attributed to increased traffic and slight growth in average check.  Looking forward, we continue to target system-wide same-store sales growth in the range of 2% to 4%.

Index

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

System-Wide Drive-In Development

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
New drive-ins:
Partner	6	5	16	15
Franchise	35	43	95	99
System-wide	41	48	111	114
Rebuilds/relocations:
Partner	1	3	4	4
Franchise	16	11	45	25
System-wide	17	14	49	29
Retrofits, including rebuilds/relocations:
Partner	51	75	128	141
Franchise	228	89	630	128
System-wide	279	164	758	269

Looking forward, the Sonic system is expected to open 175 to 185 new drive-ins and to relocate or rebuild 65 to 75 existing drive-ins during fiscal year 2008.  As of May 31, 2008, over 40% of Franchise Drive-Ins and over 75% of Partner Drive-Ins have the new retrofit look.  The retrofit of the entire Sonic system is expected to be complete by the end of fiscal year 2010, with approximately 700 Franchise Drive-Ins and 150 Partner Drive-Ins expected to be retrofitted during fiscal year 2008.

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
(In thousands)

	Three months ended			Percent
	May 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$178,338	$175,027	$3,311	1.9%
Franchise revenues:
Franchise royalties	32,463	30,523	1,940	6.4
Franchise fees	1,410	1,367	43	3.1
Other	787	3,004	(2,217)	(73.8)
Total revenues	$212,998	$209,921	$3,077	1.5%

	Nine months ended			Percent
	May 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$484,762	$458,453	$26,309	5.7%
Franchise revenues:
Franchise royalties	86,786	78,146	8,640	11.1
Franchise fees	3,669	3,118	551	17.7
Other	2,583	6,446	(3,863)	(59.9)
Total revenues	$577,800	$546,163	$31,637	5.8%

Index

The increase in revenues for the three-month period ended May 31, 2008 resulted from slight sales growth for Partner Drive-Ins and an increase in franchising income, offset by a decrease in other revenues.  The increase in revenues for the nine-month period relates primarily to sales growth for Partner Drive-Ins, and, to a lesser extent, an increase in franchising income, also offset by a decrease in other revenues.

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Partner Drive-In sales	$178,338	$175,027	$484,762	$458,453
Percentage increase	1.5%	11.5%	5.8%	9.5%

Drive-ins in operation (1):
Total at beginning of period	665	639	654	623
Opened	6	5	16	15
Acquired from (sold to) franchisees	11	–	15	8
Closed	–	–	(3)	(2)
Total at end of period	682	644	682	644

Average sales per drive-in	$264	$275	$732	$726
Percentage increase	(4.1%)	5.1%	0.7%	2.9%

Change in same-store sales (2)	(3.9%)	3.3%	0.3%	1.6%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The following table reflects the increase in Partner Drive-In sales by type of activity for the quarter and nine months ended May 31, 2008.

Change in Partner Drive-In Sales
($ in thousands)

	Three months ended	Nine months ended
	May 31, 2008	May 31, 2008
Increase from addition of newly constructed drive-ins	$7,691	$21,074
Increase from aquired drive-ins (net of sold)	3,952	7,489
(Decrease) increase from change in same-store sales	(7,891)	577
Decrease from permanently and temporarily closed drive-ins	(441)	(2,831)
Net increase in Partner Drive-In sales	$3,311	$26,309

During the quarter, same-store sales at Partner Drive-Ins were 3.5 percentage points below those of the system.  The Company believes the declining performance at Partner Drive-Ins is attributable, at least in part, to consumer reaction to aggressive price increases taken last year combined with a decline in service due to an emphasis on margin management.  Going forward, Sonic is placing a renewed focus on customer service and implementing a more strategic approach to pricing.  These efforts are expected to have a positive impact on Partner Drive-In sales.  However, it is likely that Partner Drive-Ins will continue to perform significantly below the Company’s targeted same-store sales range of 2% to 4% for the fourth quarter.

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

Index

Franchise Information
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Franchise fees and royalties	$33,873	$31,890	$90,455	$81,264
Percentage increase	6.2%	14.4%	11.3%	11.8%

Franchise Drive-Ins in operation (1):
Total at beginning of period	2,729	2,606	2,689	2,565
Opened	35	43	95	99
Acquired from (sold to) company	(11)	–	(15)	(8)
Closed	(7)	(2)	(23)	(9)
Total at end of period	2,746	2,647	2,746	2,647

Franchise Drive-In sales	$836,568	$800,373	$2,249,589	$2,112,719
Percentage increase	4.5%	8.6%	6.5%	8.1%

Effective royalty rate	3.88%	3.81%	3.86%	3.70%

Average sales per Franchise Drive-In	$309	$309	$835	$820

Change in same-store sales (2)	0.5%	4.1%	1.7%	3.5%

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

The following table reflects the factors contributing to the increase in franchise royalties for the quarter and year-to-date periods compared to prior year:

Change in Franchise Royalties
($ in thousands)

	Three months ended	Nine months ended
	May 31, 2008	May 31, 2008
Increase from conversion of licenses	$422	$2,459
Increase related to additional Franchise Drive-Ins	1,380	3,381
Increase from growth in average sales per Franchise Drive-In	–	1,482
Increase related to higher effective royalty rate, excluding the impact of the license conversion	138	1,318
Total increase in franchise royalties	$1,940	$8,640

Percentage increase	6.4%	11.1%

The increase from conversion of licenses relates to approximately 790 Franchise Drive-Ins electing to convert to a newer form of license agreement effective April 2007.  These conversions resulted in the franchisees paying a higher royalty rate in exchange for the extension of their license term.

Franchise fees were relatively constant at $1.4 million for the third fiscal quarter of 2008 and 2007.  Franchisees opened 35 new drive-ins in the third fiscal quarter of 2008 compared to 43 new drive-ins in the third fiscal quarter of 2007. Franchise fees increased to $3.7 million for the first nine months of fiscal year 2008, compared to $3.1 million during the same period of the prior year.  Franchisees opened 95 new drive-ins in the first nine months of 2008 compared to 99 new drive-ins in the same period of the prior year.  Fees from the termination of area development agreements and expiration of annually renewable development options contributed to the year-to-date increase in overall franchise fees despite the decrease in drive-in openings.

Other income decreased by $2.2 million to $0.8 million in the third fiscal quarter of 2008 and by $3.9 million to $2.6 million for the first nine months of fiscal 2008. The decrease for the third quarter resulted primarily from a gain of approximately $2.0 million on the sale of real estate to a franchisee that was included in the prior-year period.  The decrease for the nine-month period is additionally impacted by approximately $1.1 million in incremental income that was included in the first fiscal quarter of the prior year related to settlement of non-income tax matters.

Index

Operating Expenses. The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Three months ended		Percentage points
	May 31,		Increase/
	2008	2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.4%	25.9%	0.5
Payroll and other employee benefits	30.5	30.0	0.5
Minority interest in earnings of Partner Drive-Ins	3.6	4.7	(1.1)
Other operating expenses	20.5	19.1	1.4
	81.0%	79.7%	1.3

	Nine months ended		Percentage points
	May 31,		Increase/
	2008	2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.3%	26.0%	0.3
Payroll and other employee benefits	30.8	30.8	–
Minority interest in earnings of Partner Drive-Ins	3.4	3.9	(0.5)
Other operating expenses	20.6	20.2	0.4
	81.1%	80.9%	0.2

Restaurant-level margins declined overall for both the three- and nine-month periods compared to the same period of the prior year.  Higher commodity prices, higher labor costs driven by minimum wage increases and the lack of leverage from higher sales were the primary reasons for the decline in margins.  These negative impacts were offset by the decline in minority partners’ share of earnings reflecting the margin pressures described above.  Looking forward, the Company expects the cost pressures to continue in the fourth quarter as another increase in the minimum wage will occur in July 2008 and commodity cost pressures are ongoing.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 3.2% to $15.7 million during the third fiscal quarter of 2008 compared to the same period of fiscal year 2007, and increased 5.7% to $46.2 million for the first nine months of 2008 versus the same period of 2007.  We anticipate that SG&A costs will increase around 8% to 10% in the fourth quarter of fiscal year 2008 as compared to the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased 16.2% to $13.0 million in the third quarter of fiscal year 2008, and increased 14.7% to $37.9 million for the first nine months of 2008.  Capital expenditures during the first nine months of fiscal year 2008 were $92.3 million, including $19.3 million related to the acquisition of drive-ins from franchisees.

Interest Expense.  Net interest expense increased $1.0 million to $12.0 million for the third quarter and increased $3.1 million to $36.2 million for the first nine months of fiscal year 2008 as compared to the same periods in fiscal year 2007.  The increases for both the three- and nine-month periods are the result of interest on increased borrowings.  The prior-year figure for the nine-month period includes debt extinguishment and other costs associated with the Company’s tender offer and securitized debt financing that occurred during fiscal year 2007.  Excluding the debt extinguishment charges for the nine months, the increase in net interest expense was $9.2 million and is further attributed to the increased borrowings related to the Company’s share repurchases relative to the prior year.  Net interest expense in the fourth quarter is expected to be in the range of $11 to $13 million.

Index

Income Taxes.  Our income tax rate during the third quarter was approximately 37.9%, as compared to 36.3% for the same period of 2007. The provision for income taxes reflects an effective federal and state tax rate of 37.6% for the first nine months of fiscal year 2008 as compared to 34.8% in the same period of 2007. The current-year tax rates were impacted by tax adjustments resulting from finalizing federal and state tax returns during the third quarter and the settlement of state income tax matters.  The lower rate for the prior year nine-month period resulted from the retroactive extension of the Work Opportunity Tax Credit in the second quarter, as well as the favorable resolution of tax matters in the first quarter.  For the fourth quarter of fiscal year 2008, we expect our effective tax rate to be in the range of 37.5% to 38.5%. However, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first nine months of fiscal year 2008, current assets decreased 3.4% to $71.2 million compared to $73.7 million as of the prior fiscal year end.  Net property and equipment increased approximately $44.3 million primarily as a result of capital expenditures of $92.3 million, which includes $19.3 million related to the acquisition of drive-ins, offset by depreciation of $37.6 million, and sales and retirement of assets for the balance of the change. These changes combined with the decrease in current assets to produce a 5.3% increase in total assets to $798.4 million as of the end of the third quarter of fiscal year 2008.

Total current liabilities decreased $2.0 million or 1.7% during the first nine months of fiscal year 2008.  Accrued liabilities declined $29.4 million primarily as a result of settlement of $14.4 million in accrued share repurchases entered into in August but paid in September, as well as a general decline in payables associated with slower sales relative to prior year and the timing of tax payments.  The noncurrent portion of long-term debt increased $22.7 million or 3.3%, largely as a result of advances on the Variable Funding Notes used to fund share repurchases and the acquisition of five drive-ins during the first quarter and 11 drive-ins during the third quarter. Overall, total liabilities increased $19.9 million or 2.3% as a result of the items discussed above.

Stockholders’ deficit decreased $20.0 million or 18.7% during the first nine months of fiscal year 2008.  Earnings of $40.1 million, along with $13.3 million for the combination of stock compensation and the proceeds and related tax benefits from the exercise of stock options, decreased the stockholders’ deficit.  These decreases were offset by treasury stock transactions totaling $32.2 million, along with the reduction in retained earnings of $1.2 million for adoption of FIN48 in the first fiscal quarter.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $4.4 million or 5.1% to $90.5 million in the first nine months of fiscal year 2008 as compared to $86.1 million in the same period of fiscal year 2007.  This increase primarily resulted from higher net income before the effect of depreciation and amortization.

Investing Cash Flows. We opened 16 newly constructed Partner Drive-Ins and acquired 16 drive-ins from franchisees during the first nine months of 2008.  The acquisition of the 16 drive-ins was funded from cash generated by operating activities and borrowing for a total of $19.3 million.  The following table sets forth the components of our investments in capital additions for the first nine months of fiscal year 2008 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$27.7
Retrofits, drive-thru additions and LED signs in existing drive-ins	21.8
Rebuilds, relocations and remodels of existing drive-ins	9.6
Replacement equipment for existing drive-ins and other	13.9
Total investing cash flows for capital additions	$73.0
During the first nine months of 2008, we purchased the real estate for ten of the 16 newly constructed drive-ins.

Financing Cash Flows.  The Company has a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of May 31, 2008, our outstanding balance under the Variable Funding Notes totaled $163.0 million at an effective borrowing rate of 3.72%, as well as $0.3 million in outstanding letters of credit.  The amount available under the revolving credit facility as of May 31, 2008, was $36.7 million.  We believe that cash flows from operations will be adequate for repayment of any long-term debt that does not get refinanced or extended. We plan to use our Variable Funding Notes to finance the opening of newly constructed drive-ins, acquisitions of existing drive-ins, purchases of the Company’s common stock and for other general corporate purposes, as needed.   See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2007 for additional information regarding our long-term debt.

Index

Under the share repurchase program authorized by our Board of Directors, the Company acquired 1.5 million shares for a total cost of $32.2 million during the first nine months of 2008.   In addition to the current-year share repurchases, $14.4 million in share repurchases entered into at the end of fiscal year 2007 were settled and paid in fiscal year 2008.  As of May 31, 2008, we had approximately $10.4 million remaining authorization under the share repurchase program that is scheduled to expire August 31, 2008.

We plan capital expenditures of approximately $80 to $90 million in fiscal year 2008, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations and borrowings under the Variable Funding Notes.

As of May 31, 2008, our total cash balance of $34.1 million reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under available Variable Funding Notes, will meet our needs for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s exposure to market risk for the quarter ended May 31, 2008.

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

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2008 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Program
March 1, 2008 through March 31, 2008	24	$20.10	–	$10,375
April 1, 2008 through April 30, 2008	–	$–	–	$10,375
May 1, 2008 through May 31, 2008	–	$–	–	$10,375
Total	24	$20.10	–

(1)
 During the third quarter of fiscal 2008, 24 shares were tendered to the Company as payment for the exercise of options in connection with the Company’s share-based compensation plans.  There is no maximum amount of shares that the Company may repurchase under these plans.

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

Index

Item 6. Exhibits

Exhibits.

31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Vice President
and Chief Financial Officer

Date:  July 9, 2008

Index

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350