Form 10-K
period 2008-08-31
SONIC CORP
filed 2008-10-30
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒.  No  ☐.

(Facing Sheet Continued)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐.  No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒.  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒.	Accelerated filer ☐.	Non-accelerated filer ☐.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐.  No  ☒.

As of February 29, 2008, the aggregate market value of the 56,613,244 shares of common stock of the Company held by non-affiliates of the Company equaled $1,207,560,495 based on the closing sales price for the common stock as reported for that date.

As of October 16, 2008, the Registrant had 60,447,333 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2008.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

General

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The Sonic Drive-In restaurant chain was begun in the early 1950’s.  Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock.  Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104.  Our telephone number is (405) 225-5000.

The Sonic Brand

At a standard Sonic Drive-In restaurant, a customer drives into one of 20 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop.  Many Sonic Drive-Ins also include a drive-thru lane and patio seating.

Sonic Drive-Ins feature Sonic signature items, such as specialty drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long cheese coneys, hand-battered onion rings, tater tots, salads, and wraps.  Sonic Drive-Ins also offer breakfast items that include sausage, ham, or bacon with egg and cheese Breakfast Toaster® or Bistro sandwiches, sausage and egg burritos, and specialty breakfast drinks.  Sonic Drive-Ins serve the full menu all day.

Business Strategy

Our objective is to maintain our position as or to become a leading operator in all of our markets.  We have developed and implemented a strategy designed to build the Sonic brand and to maintain high levels of customer satisfaction and repeat business.  The key elements of that strategy are:  (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Sonic Drive-Ins within the continental United States; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurants, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

Restaurant Locations

As of August 31, 2008, the Company had 3,475 Sonic Drive-Ins in operation from coast to coast, consisting of 684 Partner Drive-Ins and 2,791 Franchise Drive-Ins.  Partner Drive-Ins are those Sonic Drive-Ins in which the Company owns a majority interest and the supervisor and manager of the drive-in own a minority interest.  Franchise Drive-Ins are owned and operated by our franchisees.  The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by state as of August 31, 2008:

States	Partner	Franchise	Total
Alabama	33	81	114
Arizona		98	98
Arkansas	30	165	195
California		40	40
Colorado	35	47	82
Delaware		3	3
Florida	38	80	118
Georgia	18	116	134
Idaho		20	20
Illinois	2	32	34
Indiana	1	22	23
Iowa	2	15	17
Kansas	41	95	136
Kentucky	1	81	82
Louisiana	24	142	166
Michigan		1	1
Minnesota		3	3
Mississippi		123	123
Missouri	46	166	212
Nebraska	9	19	28
New Jersey		3	3
Nevada		21	21
New Mexico		73	73
North Carolina		95	95
Ohio	7	22	29
Oklahoma	94	176	270
Oregon		7	7
Pennsylvania		10	10
South Carolina		74	74
South Dakota		3	3
Tennessee	52	175	227
Texas	226	712	938
Utah		28	28
Virginia	25	29	54
Washington		5	5
West Virginia		4	4
Wyoming		5	5

Total	684	2,791	3,475

We identify markets based on television viewing areas and further classify markets as either core or developing.  We define our core television markets as those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising level, and share of restaurant spending) has reached a certain level of market maturity established by management.  All other television markets where Sonic Drive-Ins are located are referred to as developing markets.  Our core markets contain approximately 75% of all Sonic Drive-Ins as of August 31, 2008.

Expansion

During fiscal year 2008, we opened 169 Sonic Drive-Ins, which consisted of 29 Partner Drive-Ins and 140 Franchise Drive-Ins.  Expansion plans for fiscal year 2009 involve the opening of multiple Sonic Drive-Ins under area development agreements, as well as single-store development by long-standing franchisees.  We believe that our existing as well as newly opened markets offer significant growth opportunities for both Partner Drive-In and Franchise Drive-In expansion.  The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2009 necessarily will depend on various factors, including those discussed in this Form 10-K under Item 1A.  Risk Factors – Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 20 to 36 parking spaces, with each space having its own intercom speaker system and menu board.  In addition, since 1995, most new Sonic Drive-Ins have incorporated a drive-thru service and patio seating area.

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

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council.  (Information concerning the Sonic Franchise Advisory Council is set forth on page 5 under Franchise Program -Franchise Advisory Council.)  Funding for our marketing plan is comprised of the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.

The System Marketing Fund focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities.  The Sonic Brand Fund is our national media production fund.    Our franchise agreements require advertising contributions to these funds by franchisees.  Franchisees are also required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative.

The total amount spent on media (principally television) was approximately $190 million for fiscal year 2008, and we expect media expenditures to exceed $200 million for fiscal 2009.

Purchasing

We negotiate with suppliers for our primary food products and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices.  We seek competitive bids from suppliers on many of our food products.  We approve suppliers of those products and require them to adhere to our established product and food safety specifications.  Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Sonic Drive-Ins.  We require all Sonic Drive-Ins to purchase from approved distribution centers.

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

Ownership Program.  Our philosophy stresses an ownership relationship with supervisors and managers.  As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In.  SRI owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships.  Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In.  Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest.  As owners, they share in the cash flow and are responsible for their share of any losses incurred by their Partner Drive-Ins.  We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently.  Additional information regarding our ownership program can be found under Ownership Program, in Part II, Item 7, at page 25 of this Form 10-K.

Sonic records the interests of supervisors and managers as “minority interest in earnings of Partner Drive-Ins” under costs and expenses on its financial statements.  We estimate that the average percentage interest of a supervisor was 16% and the average percentage interest of a manager in a Partner Drive-In was 19% in fiscal year 2008.  Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant.  Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant.  The amounts of the buy-in and the buy-out are generally based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant.  Most supervisors and managers finance the buy-in with a loan from a third-party financial institution.

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

	2008	2007	2006	2005	2004

Average Sales per Partner Drive-In (in thousands)	$1,007	$1,017	$980	$957	$886
Number of Partner Drive-Ins:
Total Open at Beginning of Year	654	623	574	539	497
Newly-Opened and Re-Opened	29	29	35	37	21
Purchased from Franchisees	18	15	15	4	24
Sold to Franchisees	(12)	(10)	--	(5)	(3)
Closed	(5)	(3)	(1)	(1)	0
Total Open at Year End	684	654	623	574	539

Franchise Program

General.  As of August 31, 2008, we had 2,791 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 55 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single site development.  Our franchisees opened 140 Franchise Drive-Ins during fiscal year 2008.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for an initial franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis,  advertising fees of up to 5.9% of gross sales, and a 20-year term.  For fiscal year 2008, Sonic’s average royalty rate equaled 3.88%.

Area Development Agreements.  We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development.  While many existing franchisees continue to expand on a single drive-in basis, approximately 79% of the new Franchise Drive-Ins opened during fiscal year 2008 occurred as a result of then-existing area development agreements.  Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

During fiscal year 2008, we entered into 27 new area development agreements calling for the opening of 212 Franchise Drive-Ins and amended 18 existing area development agreements calling for the opening of an additional 107 Franchise Drive-Ins, all during the next seven years.  We currently have more than 150 area development agreements in effect, calling for the development of approximately 970 Sonic Drive-Ins during the next seven years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins during the next seven years.  Of the 207 Franchise Drive-Ins scheduled to open during fiscal year 2008 under area development agreements in place at the beginning of that fiscal year, 133 or 64% opened during the period.  During fiscal year 2008, we terminated 27 of the 179 area development agreements existing at the beginning of the fiscal year.  The terminated area development agreements called for the opening of 32 Franchise Drive-Ins in fiscal year 2008 and an additional 56 Franchise Drive-Ins in the next seven fiscal years.  All of these terminations were as a result of the franchisee failing to meet the development schedule under the area development agreement.

In addition to the area development agreement commitments, during fiscal 2007, existing franchisees purchased options to develop approximately 400 drive-ins, which allow them to open new drive-ins under an older form of license agreement with a lower franchise fee and royalty rate, rather than the current form of license agreement.  The development options and area development agreements together reflect a development pipeline of over 1,360 drive-ins in the next seven fiscal years.

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

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”) pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee.  The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $1.5 million as of August 31, 2008.  We ceased guaranteeing new loans made under the program during fiscal year 2003 and have not been required to make any payments under our agreement with GEC.

We have an agreement with Irwin Franchise Capital Corporation (“IFCC”) pursuant to which IFCC has agreed to make loans to existing Sonic franchisees who meet certain underwriting criteria set by IFCC to finance the equipment and improvements for our retrofit program in which significant trade dress modifications are being made to Sonic Drive-Ins.  Under the terms of the agreement with IFCC, we will provide a guaranty to IFCC of the greater of (i) 5% of the outstanding balance of a loan from IFCC to the Sonic franchisee or (ii) $250,000, provided that in no event will our maximum liability to IFCC exceed $2,500,000 in the aggregate.  As of August 31, 2008, the total amount guaranteed under the IFCC agreement was $0.7 million.

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products.  The Franchise Advisory Council currently consists of 20 members selected by Sonic.  We have seven executive committee members who are selected at large, 12 regional members representing four defined regions of the country, and one at large member representing new franchisees and smaller operators.  We have five Franchise Advisory Council task groups comprised of 53 total members who serve two-year terms and lend support on individual key priorities.

Franchise Drive-In Data.  The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2008	2007	2006	2005	2004
Average Sales Per Franchise Drive-In (in thousands)	$1,154	$1,132	$1,092	$1,039	$983
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,689	2,565	2,465	2,346	2,209
New Franchise Drive-Ins	140	146	138	138	167
Sold to the Company	(18)	(15)	(15)	(4)	(24)
Purchased from the Company	12	10	--	5	3
Closed and Terminated,
Net of Re-openings	(32)	(17)	(23)	(20)	(9)
Total Open at Year End	2,791	2,689	2,565	2,465	2,346

Competition

We compete in the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods.  We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and monthly promotions.  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional, and local food services, including quick-service restaurants and casual dining restaurants.  A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth.  In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Partner Drive-Ins and Franchise Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2008, we had 383 full-time corporate employees.  This number does not include the approximately 21,000 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors or managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

None of our employees is subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

Intellectual Property

Sonic owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the “Sonic” logo and trademark, which are of material importance to our business.  Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered.  Patents, copyrights and licenses are of varying durations.

Customers

Our business is not dependent upon either a single customer or small group of customers.

Government Contracts

No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2008, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Available Information

We maintain a website with the address of www.sonicdrivein.com.  Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.  In addition, copies of Sonic’s corporate governance materials, including the Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Financial Officers, and Code of Business Conduct and Ethics are available for viewing and copying at the website, free of charge.

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

 Our brand’s reputation is an important asset to the business; as a result, anything that damages our brand’s reputation could immediately and severely hurt sales, revenues, and profits.  If customers become ill from food-borne illnesses or food tampering, we could also be forced to temporarily close some, or all, Sonic Drive-Ins.  In addition, instances of food-borne illnesses or food tampering occurring at the restaurants of competitors could, by resulting in negative publicity about the restaurant industry, adversely affect our sales on a local, regional, or national basis.  A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Sonic Drive-Ins, could materially harm our brand, sales, and profitability.

The restaurant industry is highly competitive, and that competition could lower our revenues, margins, and market share.

The restaurant industry is intensely competitive with respect to price, service, location, personnel, including nutritional content of quick-service foods, dietary trends, and quality of food, and is often affected by changes in consumer tastes and preferences, economic conditions, population, and traffic patterns. We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources.  We compete primarily through the quality, price, variety, and value of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by us and our competitors.  Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage.  In addition, our system competes within the quick-service restaurant industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

Changing dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The restaurant industry is affected by consumer preferences and perceptions.  Although we monitor these changing preferences and strive to adapt to meet changing consumer needs, growth of our brand and, ultimately, system-wide sales depend on the sustained demand for our products.  If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of alternative foods, demand for our products may be reduced, and our business could be harmed.

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

The quick-service restaurant industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto.  Factors such as interest rates, inflation, gasoline prices, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses.  Economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition, or by implementing alternative products or cost reduction procedures.  We cannot ensure, however, that we will be able to recover increases in operating expenses due to inflation in this manner.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control.  Certain events and factors may directly and immediately decrease demand for our products.  If customer demand decreases rapidly, our results of operations would also decline precipitously.  These events and factors include:

•	variations in the timing and volume of Sonic Drive-Ins’ sales;
•	sales promotions by Sonic and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies such as food products;
•	seasonal effects on demand for Sonic’s products;
•	unexpected slowdowns in new drive-in development efforts;
•	changes in competitive and economic conditions generally including increases in energy costs;
•	changes in the cost or availability of ingredients or labor;
•	weather and other acts of God; and
•	changes in the number of franchise agreement renewals.

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

We are dependent on frequent deliveries of perishable food products that meet certain specifications.  Shortages or interruptions in the supply of perishable food products may be caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, disease or food-borne illnesses, inclement weather or other conditions.  We purchase large quantities of food and supplies, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, energy costs, changes in international commodity markets and other factors.  These shortages or rapid price increases could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues and reduce our profitability.

Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

We plan to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and any new drive-ins may not be profitable.  The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in the Sonic brand;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities;
•	the ability to hire and train qualified management personnel;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On December 20, 2006, the Company closed on a securitized financing facility comprised of a $600 million fixed rate term loan and a $200 million variable rate revolving credit facility.  As of August 31, 2008, we had $573.3 million in outstanding debt under the fixed rate note at an interest rate of 5.7% and $185 million outstanding under the variable rate note at an interest rate of 3.7%.

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

•
The third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments is AA/Aa3 rated by Standard & Poor’s and Moody’s, respectively.  However, Moody’s has placed the insurer under review for a possible downgrade.  We are unable to determine the impact a downgrade would have on our insurer’s financial condition.  However, if the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund our variable rate notes.  In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal.  Such acceleration of our debt could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our lenders or if alternate funding were not available to us.

Sonic Drive-Ins are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses.  The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations.  Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration laws (including applicable minimum wage requirements, overtime, working and safety conditions and work authorization requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act.  If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed.  Injury to our reputation would, in turn, likely reduce revenues and profits.

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

Our reputation and business could be materially harmed as a result of data breaches.

Unauthorized intrusion into portions of our computer systems or those of our franchisees that process and store information related to customer transactions may result in the theft of customer data.  We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information.  Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and legally mandated by payment card industry standards, not by us.  Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our or our franchisees’ computer systems.  Any such compromises or breaches could cause interruptions in our operations and damage to our reputation, subject us to costs and liabilities and hurt sales, revenues and profits.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Of the 684 Partner Drive-Ins operating as of August 31, 2008, we operated 271of them on property leased from third-parties and 413 of them on property we own.  The leases expire on dates ranging from 2008 to 2028, with the majority of the leases providing for renewal options.  All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume.  All leases require Sonic to maintain the property and pay the cost of insurance and taxes.

Our corporate headquarters are located in the Bricktown district of downtown Oklahoma City.  We have a 15-year lease to occupy approximately 83,000 square feet.  The lease expires in November 2018 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.

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

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	53	Chairman of the Board of Directors and Chief Executive Officer	June 1985

W. Scott McLain	46	President of Sonic Corp. and President of Sonic Industries Services Inc.	April 1996

Stephen C. Vaughan	42	Executive Vice President and Chief Financial Officer	January 1996

E. Edward Saroch	51	President of Sonic Restaurants, Inc.	May 2008

Michael A. Perry	50	Executive Vice President of Sonic Restaurants, Inc. and Sonic Industries Services Inc.	August 2003

Paige S. Bass	39	Vice President and General Counsel	January 2007

Carolyn C. Cummins	50	Vice President of Compliance and Corporate Secretary	April 2004

Terry D. Harryman	43	Vice President and Controller	January 1999

Claudia San Pedro	39	Vice President of Investor Relations and Treasurer	January 2007

Sharon T. Strickland	55	Vice President of People	January 2008

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

J. Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995.  Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed that position from November 2004 until May 2008.  He has served in various other offices with the Company since 1984.  Mr. Hudson has served as a Director of the Company since 1993.  Mr. Hudson has served on the Board of Trustees of the Ford Foundation since January 2006 and on the Board of Trustees of the National Trust for Historic Preservation since January 2001, where he now serves as Chairman of the Board.

W. Scott McLain has served as President of the Company since May 2008.  He also has served as President of Sonic Industries Services Inc. since September 2004.  He served as Executive Vice President of the Company from September 2004 until May 2008.  He served as the Company’s Executive Vice President and Chief Financial Officer from January 2004 until November 2004 and as the Company’s Senior Vice President and Chief Financial Officer from January 2000 until January 2004.  Mr. McLain joined the Company in 1996.

Stephen C. Vaughan has served as Executive Vice President of the Company and Chief Financial Officer since August 2008 and was the Company’s Vice President and Chief Financial Officer from November 2004 until August 2008.  Mr. Vaughan also served as Treasurer of the Company from November 2004 until April 2005.  Mr. Vaughan served as Vice President of Planning and Analysis and Treasurer from November 2001 until November 2004.  He joined the Company in 1992.

E. Edward Saroch has served as President of Sonic Restaurants, Inc. since May 2008.  He served as Senior Vice President of Field Services for Sonic Industries Services Inc. from August 2005 until May 2008, and Vice President of Field Services for Sonic Industries Services Inc. from September 2003 until August 2005.  Mr. Saroch joined the Company in 1995.

Michael A. Perry has served as Executive Vice President of Sonic Restaurants, Inc. and Sonic Industries Services Inc. since August 2008.  He served as Chief Operating Officer of Sonic Restaurants, Inc. and Sonic Industries Services Inc. from May 2008 until August 2008.  He served as President of Sonic Restaurants, Inc. from September 2004 until May 2008 and as Senior Vice President of Operations from August 2003 until September 2004.  Mr. Perry joined the Company in 1998.

Paige S. Bass has served as Vice President and General Counsel of the Company since January 2007.  Ms. Bass joined the Company as Associate General Counsel in April 2004.  Prior to joining the Company, Ms. Bass was employed seven years as an associate with the law firm of Crowe & Dunlevy in Oklahoma City, Oklahoma.

Carolyn C. Cummins has served as the Company’s Corporate Secretary since January 2007 and as the Company’s Vice President of Compliance since April 2004.  Ms. Cummins joined the Company as Assistant General Counsel in January 1999.

Terry D. Harryman has served as Vice President of the Company since January 2008 and as the Company’s Controller since January 1999.  Mr. Harryman has also served as the Controller of Sonic Restaurants, Inc. and Sonic Industries Services Inc. since January 2002.  Mr. Harryman joined the Company in 1996.

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

Sharon T. Strickland has served as Vice President of People of the Company since January 2008.  She served as Senior Director of Potential from August 2005 until January 2008.  Ms. Strickland was a Human Resources Advisor for Kerr-McGee Corporation from April 2004 until June 2005, and was Human Resources Manager for Hydraulic Specialists, Inc. from April 2002 until April 2004.

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

Fiscal Year Ended August 31, 2008	High	Low	Fiscal Year Ended August 31, 2007	High	Low
First Quarter	$26.19	$21.57	First Quarter	$24.23	$21.55
Second Quarter	$24.65	$18.53	Second Quarter	$24.75	$21.24
Third Quarter	$23.33	$18.54	Third Quarter	$25.09	$20.58
Fourth Quarter	$19.38	$12.50	Fourth Quarter	$24.98	$20.02

Stockholders

As of October 16, 2008, the Company had 670 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business, repurchases of the Company’s common stock, and payments under the Company’s financing arrangements.  As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

Issuer Purchases of Equity Securities

None.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2008	2007	2006	2005(1)	2004(1)

Income Statement Data:
Partner Drive-In sales	$671,151	$646,915	$585,832	$525,988	$449,585
Franchise Drive-Ins:
Franchise royalties	121,944	111,052	98,163	88,027	77,518
Franchise fees	5,167	4,574	4,747	4,311	4,958
Other	6,451	7,928	4,520	4,740	4,385
Total revenues	804,713	770,469	693,262	623,066	536,446
Cost of Partner Drive-In sales	548,102	520,176	468,627	421,906	358,859
Selling, general and administrative	61,179	58,736	52,048	47,503	44,765
Depreciation and amortization	50,653	45,103	40,696	35,821	32,528
Provision for impairment of long-lived assets	571	1,165	264	387	675
Total expenses	660,505	625,180	561,635	505,617	436,827
Income from operations	144,208	145,289	131,627	117,449	99,619
Debt extinguishment and other costs	─	6,076	─	─	─
Interest expense, net	47,927	38,330	7,578	5,785	6,378
Income before income taxes	$96,281	$100,883	$124,049	$111,664	$93,241
Net income	$60,319	$64,192	$78,705	$70,443	$58,031

Income per share (2):
Basic	$1.00	$0.94	$0.91	$0.78	$0.65
Diluted	$.97	$0.91	$0.88	$0.75	$0.63
Weighted average shares used in calculation (2):
Basic	60,403	68,019	86,260	89,992	88,970
Diluted	62,270	70,592	89,239	93,647	92,481

Balance Sheet Data:
Working capital (deficit)	$(13,115)	$(40,784)	$(35,585)	$(30,093)	$(14,537)
Property, equipment and capital leases, net	586,245	529,993	477,054	422,825	376,315
Total assets	836,312	758,520	638,018	563,316	518,633
Obligations under capital leases (including current portion)	37,385	39,318	36,625	38,525	40,531
Long-term debt (including current portion)	759,422	710,743	122,399	60,195	82,169
Stockholders’ equity (deficit)	(64,116)	(106,802)	391,693	387,917	337,900
Cash dividends declared per common share	─	─	─	─	─

(1)	Previously reported prior-year results have been adjusted to implement SFAS 123R on a modified retrospective basis.
(2)	Adjusted for three-for-two stock splits in 2006 and 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2008, the Sonic system was comprised of 3,475 drive-ins, of which 20% were Partner Drive-Ins and 80% were Franchise Drive-Ins.  Sonic Drive-Ins feature signature menu items such as specialty drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu.  We derive our revenues primarily from Partner Drive-In sales and royalties from franchisees.  We also receive revenues from initial franchise fees, and to a lesser extent, from the selling and leasing of signs and real estate.

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

Overview of Business Performance. Fiscal year 2008 marked our 22nd consecutive year of positive same store sales growth and earnings per share increased slightly.  Investments by franchisees in new and existing development remained solid throughout the year, with the opening of 140 new drive-ins, the relocation or rebuilding of 64 existing drive-ins, and the completion of 800 retrofits for the fiscal year. We also opened the first Sonic drive-ins in several new markets and new states with very strong opening results.

Despite the strength of our business in core and new markets, we face a number of challenges in our transition from a regional to a national brand, particularly in developing markets (which represent approximately 25% of all drive-ins).  In addition, the performance of our Partner Drive-Ins has lagged behind our franchisees. Our profitability has also been negatively impacted by the general business climate including low consumer sentiment and rising commodity and labor costs.

As a result, we plan to refine our strategy in the coming year including refranchising underperforming Partner Drive-Ins and slowing the growth of new Partner Drive-Ins.  We believe reducing the number of Partner Drive-Ins we operate will allow us to improve sales and operations for remaining Partner Drive-Ins while we continue to emphasize new store development, promotions and other initiatives to drive sales for the entire system.

The refranchising initiative is anticipated to occur over the next four years and will target underperforming Partner Drive-Ins in core and developing markets.  Currently, Partner Drive-Ins comprise approximately 20% of the entire system.  Over time, accelerated expansion by franchisees, combined with the refranchising and slower growth of Partner Drive-Ins, is anticipated to reduce this number to 12% to 14% of the system.  Increased development of new Franchise Drive-Ins is expected to continue with particular emphasis on new markets.  Further, implementation of the franchise retrofit program will continue to be an important initiative for the Sonic system.  In addition to refranchising efforts, other initiatives, such as increases in media expenditures, new product news and improved sales performance of Partner Drive-Ins, are expected to have a positive impact on earnings in fiscal year 2009.

The growth and success of our business is built around implementation of our multi-layered growth strategy, which features the following components:

•	Positive same-store sales growth fueled by the ongoing retrofit program, the relocation and rebuilding of existing drive-ins and the installation of electronic messaging signs;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Increased franchising income stemming from franchisee new unit growth, same-store sales growth and our unique ascending royalty rate; and
•	The use of excess operating cash flow and proceeds from refranchising of Partner Drive-Ins to pay down debt.

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

System-Wide Performance
($ in thousands)

	Year Ended August 31,
	2008	2007	2006
Percentage increase in sales	5.6%	8.6%	10.7%

System-wide drive-ins in operation (1):
Total at beginning of period	3,343	3,188	3,039
Opened	169	175	173
Closed (net of re-openings)	(37)	(20)	(24)
Total at end of period	3,475	3,343	3,188

Core markets (2)	2,602	2,500	2,435
Developing markets (2)	873	843	753
All markets	3,475	3,343	3,188

Average sales per drive-in:
Core markets	$1,175	$1,145	$1,105
Developing markets	973	998	954
All markets	1,125	1,109	1,070

Change in same-store sales (3):
Core markets	2.4%	3.6%	5.3%
Developing markets	(5.2%)	1.2	1.5
All markets	0.9%	3.1	4.5

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

System-wide same-store sales increased 0.9% during fiscal year 2008 as a result of slight increases in traffic (number of transactions per drive-in) and average check.  The increase in traffic was aided by the system-wide implementation of Happy Hour in November 2007, which features half-price drinks from 2:00 pm to 4:00 pm every day.

The Company continues to pursue specific sales-driving initiatives including, but not limited to:

•	The ongoing physical retrofit of drive-ins with a new look;
•	The relocation and rebuilding of existing drive-ins which often result in significant sales increases;
•	The ongoing installation of electronic messaging signs;
•	Increasing our share of sales in non-traditional day parts including the morning, afternoon, and evening day parts;
•	Providing an exceptional customer service experience;
•	Using technology to reach customers and improve the customer experience;
•	Promoting new products on a monthly basis focused on quality and expanded choice for our customers; and
•	Growing brand awareness through increased media spending and greater use of network cable advertising.

During fiscal year 2008, our system-wide media expenditures were approximately $190 million as compared to $175 million in fiscal year 2007, which we believe continues to increase overall brand awareness.  Approximately one-half of our media dollars are spent on system-wide marketing fund efforts, which are largely used for network cable television advertising.  Expenditures for national cable advertising increased from approximately $90 million in fiscal year 2007 to approximately $95 million in fiscal year 2008.  Increased network cable advertising provides several benefits including the ability to more effectively target and better reach the cable audience, which has now surpassed broadcast networks in terms of viewers.  In addition, national cable advertising also allows us to bring additional depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion.  The balance of our system-wide media expenditures is focused on local store advertising.  Looking forward, we expect system-wide media expenditures to exceed $200 million in fiscal 2009, with the system-wide marketing fund representing approximately one-half of total media expenditures.

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

	Year ended August 31,

	2008	2007	2006
New drive-ins:
Partner	29	29	35
Franchise	140	146	138
System-wide	169	175	173
Rebuilds/relocations:
Partner	5	7	6
Franchise	64	35	11
System-wide	69	42	17
Retrofits, including rebuilds/relocations:
Partner	167	175	120
Franchise	800	316	12
System-wide	967	491	132

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

Year Ended August 31,	2008	2007	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$671,151	$646,915	$24,236	3.8%
Franchise revenues:
Franchise royalties	121,944	111,052	10,892	9.8
Franchise fees	5,167	4,574	593	13.0
Other	6,451	7,928	(1,477)	(18.6)
Total revenues	$804,713	$770,469	$34,244	4.4

Year Ended August 31,	2007	2006	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$646,915	$585,832	$61,083	10.4%
Franchise revenues:
Franchise royalties	111,052	98,163	12,889	13.1
Franchise fees	4,574	4,747	(173)	(3.6)
Other	7,928	4,520	3,408	75.4
Total revenues	$770,469	$693,262	$77,207	11.1

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Year Ended August 31,
	2008	2007	2006
Partner Drive-In sales	$671,151	$646,915	$585,832
Percentage increase	3.8%	10.4%	11.4%

Partner Drive-Ins in operation (1):
Total at beginning of period	654	623	574
Opened	29	29	35
Acquired from (sold to) franchisees, net	6	5	15
Closed	(5)	(3)	(1)
Total at end of period	684	654	623

Average sales per Partner Drive-In	$1,007	$1,017	$980
Percentage increase	(1.0%)	3.8%	2.4%

Change in same-store sales (2)	(1.6%)	2.5%	1.9%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

For fiscal year 2008, Partner Drive-In sales increased 3.8%.  The increase was comprised of sales from newly constructed drive-ins and acquired drive-ins, offset by the decrease in sales from lower same-store sales.  During fiscal year 2007, Partner Drive-In sales increased 10.4%.  The majority of this increase came from sales for newly constructed drive-ins as well as increases in same-store sales.

During fiscal year 2008, same-store sales at Partner Drive-Ins declined 1.6%, as compared to the 0.9% increase for the system.  The Company believes the declining performance at Partner Drive-Ins is attributable, at least in part, to consumer reaction to aggressive price increases taken last year combined with a decline in service.  Since the deterioration in performance became apparent during the third quarter, several actions have been taken, including an organizational restructure (management and other personnel changes) as well as a simplified incentive compensation plan, which strengthens the partnership program and places increased emphasis on customer service, particularly at the assistant manager level.  In addition, we are implementing a more strategic approach to pricing.  These efforts are expected to have a positive impact on Partner Drive-In sales.

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

Franchise Information
($ in thousands)

	Year Ended August 31,
	2008	2007	2006
Franchise fees and royalties (1)	$127,111	$115,626	$102,910
Percentage increase	9.9%	12.4%	11.4%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,689	2,565	2,465
Opened	140	146	138
Acquired from (sold to) Company, net	(6)	(5)	(15)
Closed	(32)	(17)	(23)
Total at end of period	2,791	2,689	2,565

Franchise Drive-In sales	$3,139,996	$2,961,168	$2,735,802
Percentage increase	6.0%	8.2%	10.6%

Effective royalty rate	3.88%	3.75%	3.59%

Average sales per Franchise Drive-In	$1,154	$1,132	$1,092

Change in same-store sales (3)	1.4%	3.3%	5.1%

(1)
See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties experienced a 9.9% increase related primarily to royalties from new Franchise Drive-Ins and the increasing effective royalty rate.  A smaller portion of the increase relates to growth in same-store sales at Franchise Drive-Ins.

The increase in the effective royalty rate includes the beneficial impact from the conversion of licenses for approximately 790 Franchise Drive-Ins in April 2007.  These conversions resulted in the franchisees paying a higher royalty rate in exchange for the extension of their license term.

Franchisees opened 140 new drive-ins in fiscal year 2008, down from 146 new drive-ins in fiscal year 2007. However, franchisee investment in existing drive-ins increased considerably during fiscal year 2008, including the relocation or rebuild of 64 drive-ins (versus 35 in the prior year) and the retrofit of 800 drive-ins (versus 316 in fiscal year 2007).  Despite the decrease in new drive-ins opened, franchise fees increased 13.0% to $5.2 million.  Fees associated with the termination of area development agreements increased $0.5 million in fiscal year 2008 compared to prior year.  These termination fees were the primary reason for the year-over-year increase in overall franchise fees, and despite the termination of some of these agreements, the number of drive-ins expected to be built in connection with such agreements has increased over the prior year.  For fiscal year 2007, franchise fees decreased 3.6% as a result of approximately $0.3 million more in fees recognized in fiscal year 2006 from terminations of area development agreements.

Other income decreased 18.6% to $6.5 million in fiscal year 2008 from $7.9 million in fiscal year 2007.  The decrease relates primarily to the net favorable impact of non-income tax matters recognized in fiscal year 2007 with no comparable benefit in fiscal year 2008.

Operating Expenses.  The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Year ended August 31,		Percentage points Increase/
	2008	2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.5%	25.7%	0.8
Payroll and other employee benefits	31.1	30.4	0.7
Minority interest in earnings of Partner Drive-Ins	3.3	4.1	(0.8)
Other operating expenses	20.9	20.1	0.8
	81.8%	80.3%	1.5

	Year ended August 31,		Percentage points Increase/
	2007	2006	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	25.7%	25.9%	(0.2)
Payroll and other employee benefits	30.4	30.0	0.4
Minority interest in earnings of Partner Drive-Ins	4.1	4.3	(0.2)
Other operating expenses	20.1	19.8	0.3
	80.3%	80.0%	0.3

Restaurant-level margins declined overall in fiscal year 2008 as a result of higher commodity prices, higher labor costs driven by minimum wage increases and the de-leveraging impact of lower same-store sales.  These negative impacts were offset by the decline in minority partners’ share of earnings reflecting the margin pressures described above.  Looking forward, the Company expects the cost pressures to continue into 2009 as another increase in the minimum wage occurred in July 2008 and commodity cost pressures are ongoing.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 4.2% to $61.2 million during fiscal year 2008 and 12.8% to $58.7 million during fiscal year 2007 reflecting, in part, ongoing efforts to manage expenses with slowing revenue growth.  Headcount additions, offset by reduced management bonuses, were the primary contributor to the increase for fiscal year 2008.  The increase in fiscal year 2007 related to the addition of headcount and other infrastructure to support growth of our business.  As a percentage of total revenues, SG&A expenses remained relatively constant at 7.6% in both fiscal year 2008 and 2007 and 7.5% in fiscal year 2006.  Stock-based compensation is included in SG&A, and, as of August 31, 2008, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $13.4 million and is expected to be recognized over a weighted average period of 1.7 years.  See Note 1 and Note 12 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our stock-based compensation.

Depreciation and Amortization.  Depreciation and amortization expense increased 12.3% to $50.7 million in fiscal year 2008 primarily as a result of additional capital expenditures for newly-constructed Partner Drive-Ins, the retrofit and relocation of existing Partner Drive-Ins and the acquisition of Franchise Drive-Ins.  Depreciation and amortization expense increased 10.8% to $45.1 million in fiscal year 2007 due, in part, to additional depreciation stemming from acquisitions, as well as the reduction in remaining useful life for certain assets related to the retrofit of Partner Drive-Ins in the late 1990s. Capital expenditures during fiscal year 2008 were $127.2 million, including $20.9 million related to the acquisition of drive-ins from franchisees.  For fiscal year 2009, capital expenditures are expected to be approximately $60 to $70 million.

Provision for Impairment of Long-Lived Assets.  We assess drive-in assets for impairment on a quarterly basis under the guidelines of SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During fiscal year 2008, seven properties were impaired, resulting in charges of $0.6 million to reduce the carrying cost of the related assets to estimated fair value.  During fiscal year 2007, five properties were impaired which resulted in charges of $1.2 million to reduce the carrying cost of the assets to estimated fair value.  During fiscal year 2006, three properties were impaired which resulted in a provision for impairment of $0.3 million for carrying cost in excess of estimated fair value for the assets.  We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins could change in the future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value.  While it is impossible to predict if future write downs will occur, we do not believe that future write-downs will impede our ability to continue growing earnings at a solid rate.

Interest Expense.  Net interest expense increased $3.5 million to $47.9 million in fiscal year 2008 and increased $36.8 million to $44.4 million in fiscal year 2007.  The increase in fiscal year 2008 is the result of interest on increased borrowings primarily used to fund share repurchases earlier in the year and drive-in acquisitions from franchisees. The increase in fiscal year 2007 was the result of interest on increased borrowings used to fund the purchase of shares in the Company’s tender offer and subsequent repurchases, as well as $6.1 million in debt extinguishment charges related to financing the Company’s tender offer and other share repurchase activities.

Income taxes.  The provision for income taxes increased for fiscal year 2008 with an effective federal and state tax rate of 37.4% compared with 36.4% in fiscal year 2007 and 36.6% in fiscal year 2006. The lower rate in fiscal year 2007 related to the favorable resolution of state tax matters and the retroactive extension of the Work Opportunity Tax Credit.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During fiscal year 2008, current assets increased 34.9% to $99.4 million compared to $73.7 million as of the end of fiscal year 2007.  Cash balances increased by $20.3 million primarily as a result of advances taken on the Company’s variable credit facility to ensure adequate liquidity for the Company’s short-term financing needs.  In addition, the combination of current and non-current notes receivable increased $3.7 million, primarily as a result of proceeds of $4.1 million in transit at year-end for the sale of two drive-ins to a franchisee.  Net property and equipment increased by $56.3 million primarily as a result of capital expenditures of $127.2 million, which includes $20.9 million related to the acquisition of drive-ins, offset by depreciation of $50.2 million, and sales and retirement of assets for the balance of the change.  Debt origination costs decreased by $4.8 million as a result of amortizing these fees over the expected financing term of the debt.  These changes combined with the increase in current assets resulted in a 10.3% increase in total assets to $836.3 million as of the end of fiscal year 2008.

Total current liabilities decreased $1.9 million or 1.7% during fiscal year 2008 primarily as a result of an $18.2 million increase in the current portion of the securitized debt based on increasing principal payment requirements.  This increase was offset by decreases resulting from settlement of $14.4 million in accrued share repurchases entered into in August 2007 that settled in September, as well as a general decline in payables associated with slower sales relative to the prior year and the timing of payments.  The noncurrent portion of long-term debt increased $30.5 million as a result of debt primarily used to fund the repurchase of stock and drive-in acquisitions.  Overall, total liabilities increased $35.1 million or 4.1% as a result of the items discussed above.

Stockholders’ deficit decreased $42.7 million or 40.0% during fiscal year 2008.  Earnings of $60.3 million, along with $15.6 million for the combination of stock compensation and the proceeds and related tax benefits from the exercise of stock options, decreased the stockholders’ deficit.  These decreases were offset by treasury stock transactions totaling $32.7 million, along with the reduction in retained earnings of $1.2 million for adoption of FIN48 in the first fiscal quarter.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $6.1 million or 5.1% to $127.1 million in fiscal year 2008 as compared to $121.0 million in fiscal year 2007.  This increase generally results from growth in operating results as reflected by the increase in net income before the effect of depreciation and amortization.  The prior fiscal year also reflected $9.0 million as an outflow from operating cash flows to restricted cash, compared to a small inflow back to operating cash for reductions to restricted amounts for fiscal year 2008.

Investing Cash Flows. Net cash used in investing activities increased $12.5 million or 13.2% to $107.1 million in fiscal year 2008 as compared to $94.6 million in fiscal year 2007.  During fiscal year 2008, we opened 29 newly-constructed Partner Drive-Ins, acquired 18 drive-ins from franchisees and sold 12 drive-ins to franchisees.  The acquisition of 18 drive-ins was funded from cash generated by operating activities and borrowing for a total of $20.9 million.  The following table sets forth the components of our investments in capital additions for fiscal year 2008 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$43.6
Retrofits, drive-thru additions and LED signs in existing drive-ins	27.3
Rebuilds, relocations and remodels of existing drive-ins	13.9
Replacement equipment for existing drive-ins and other	20.6
Total investing cash flows for capital additions	$105.4

During fiscal year 2008, we purchased the real estate for 19 of the 29 newly constructed drive-ins.

Financing Cash Flows. Net cash used in financing activities decreased by $9.4 million or 88.7% to $1.2 million in fiscal year 2008 as compared to $10.6 million in fiscal year 2007.  The Company has a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of August 31, 2008, our outstanding balance under the Variable Funding Notes totaled $185.0 million at an effective borrowing rate of 3.69%, as well as $0.3 million in outstanding letters of credit.  The amount available under this variable credit facility as of August 31, 2008, was $14.7 million.  A lender who committed to advance one-half of the funds for the Variable Funding Notes, filed for Chapter 11 bankruptcy on September 15, 2008, at which time the available balance was $24.7 million.  The remaining balance of the lender’s commitment of $12.5 million may no longer be available, depending on how the commitment is ultimately resolved in the bankruptcy proceedings.  The financial status of the remaining lender appears solid and the Company believes it will be able to access the other half of the available funding.  The Company was aware of possible issues with the lender before August 31, 2008 and had taken advances that were held in cash to ensure liquidity for short-term financing needs.

Despite recent challenges with Partner Drive-In operations, operating cash flows remain healthy and we believe that cash flows from operations, along with existing cash balances, will be adequate for mandatory repayment of any long-term debt and funding of planned capital expenditures in fiscal year 2009.  See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

Our variable and fixed rate notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  The notes are also subject to customary rapid amortization events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable.  See Note 1 – Restricted Cash of the Notes to Consolidated Financial Statements for additional information regarding restrictions on cash.

Under the share repurchase program authorized by our Board of Directors, the Company acquired 1.5 million shares for a total cost of $32.2 million during fiscal 2008.   In addition to the current-year share repurchases, $14.4 million in share repurchases entered into at the end of fiscal year 2007 were settled and paid in fiscal year 2008.  The share repurchase program expired August 31, 2008.

We plan capital expenditures of approximately $60 to $70 million in fiscal year 2009, excluding potential share repurchases. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of August 31, 2008, our total cash balance of $70.4 million reflected the impact of the cash generated from operating activities, borrowing activity, including additional advances on our credit facility at year-end, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations, as well as borrowings under the Variable Funding Notes, will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans and lease agreements. See Note 16 of the Notes to Consolidated Financial Statements for additional information about these guarantees. Other than such guarantees and various operating leases, which are disclosed more fully in “Contractual Obligations and Commitments” below and Note 6 to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  Our commitments and obligations as of August 31, 2008 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt(1)	$1,057,188	$70,363	$183,434	$803,199	$192
Capital leases	52,987	5,571	10,989	10,280	26,147
Operating leases	195,220	12,152	23,707	22,672	136,689
Total	$1,305,395	$88,086	$218,130	$836,151	$163,028

(1)
The fixed-rate interest payments included in the table above assume that the related notes will be outstanding for the expected six-year term, and all other fixed-rate notes will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming the amounts outstanding under the variable-rate notes as of August 31, 2008 are held to maturity, and utilizing interest rates in effect at August 31, 2008, the interest payments will be approximately $6.8 million on an annual basis through December 2013.

Impact of Inflation

We have experienced impact from inflation. Inflation has caused increased food, labor and benefits costs and has increased our operating expenses. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.

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

Impairment of Long-Lived Assets.  We review Partner Drive-In and other long-lived assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. In addition, at least annually, we assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins. These impairment tests require us to estimate fair values of our brand and our drive-ins by making assumptions regarding future cash flows and other factors.  During fiscal year 2008, we reviewed Partner Drive-Ins and other long-lived assets with combined carrying amounts of $26.1 million in property, equipment and capital leases for possible impairment, and our cash flow assumptions resulted in impairment charges totaling $0.6 million to write down certain assets to their estimated fair value.  During the fourth quarter of fiscal year 2008, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated.  As of August 31, 2008, goodwill and intangible assets totaled $118.2 million.  If these assumptions change in the future, we may be required to record impairment charges for these assets.

Ownership Program. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers.  Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which is financed by third parties.  Supervisors and managers are neither employees of Sonic nor of the drive-in in which they have an ownership interest.

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as minority interest in earnings of Partner Drive-Ins in the costs and expenses section of the Consolidated Statements of Income.  The ownership agreements contain provisions, which give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in.  The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

The Company acquires and sells minority interests in Partner Drive-Ins from time to time as managers and supervisors buy out and buy in to the partnerships or limited liability companies.  If the purchase price of a minority interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill.  The acquisition of a minority interest for less than book value is recorded as a reduction in purchased goodwill.  When the Company sells a minority interest, the sales price is typically in excess of the book value of the partnership interest, and the difference is recorded as a reduction of goodwill.  If the book value exceeds the sales price, the excess is recorded as goodwill.  In either case, no gain or loss is recognized on the sale of the minority ownership interest.  Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of SFAS 142, “Goodwill and Other Intangible Assets.”

Revenue Recognition Related to Franchise Fees and Royalties.  Initial franchise fees are recognized in income when we have substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable.  Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual area development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between Sonic and the franchisee.

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

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 12 of Notes to the Consolidated Financial Statements in this Form 10-K.  The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded during fiscal year 2008 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2008 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At August 31, 2008, the fair value of the fixed rate notes was estimated at $517.3 million versus carrying value of $574.2 million (including accrued interest).  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $15.4 million or increase by approximately $16.0 million, respectively.  The variable funding notes outstanding at August 31, 2008 totaled $185.0 million, with a variable rate of 3.69%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding at year-end would be approximately $1.9 million before tax.  We have made certain loans to our franchisees totaling $5.7 million as of August 31, 2008.  The interest rates on these notes are generally between 5.0% and 10.5%.  We believe the carrying amount of these notes approximates their fair value.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of August 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in the annual report has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended August 31, 2008 of Sonic Corp. and our report dated October 28, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 28, 2008

Item 9B.  Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2008 fiscal year which was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2008 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation – Compensation Discussion and Analysis.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Director Independence,” “Committees of the Board of Directors,” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

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

10.01.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 4 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

10.02.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 5 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

10.03.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 4.2 License Agreement and Number 5.1 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.04.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 6 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-K for the fiscal year ended August 31, 1994.

10.05.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 6A License Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.06.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 5.2 License Agreement), which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 1998.

10.07.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., License Agreement (the Number 6NT License Agreement), which the Company hereby incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.

10.08.         Form of Sonic Industries LLC License Agreement (the Number 4.4/5.4 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.09.         Form of Sonic Industries LLC License Agreement (the Number 5.5 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.09 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.10.         Form of Sonic Industries LLC License Agreement (the Number 7 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.10 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.11.         Form of Sonic Industries LLC License Agreement (the Number 7NT License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.11 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.12.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., Area Development Agreement (the Number 6A Area Development Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

10.13.         Form of Sonic Industries LLC Area Development Agreement (the Number 7 Area Development Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

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

10.17.         1991 Sonic Corp. Stock Purchase Plan, amended and restated effective April 2, 2008.*

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

10.22.         Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.23.         Employment Agreement with J. Clifford Hudson dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.24.         Employment Agreement with W. Scott McLain dated January 27, 1998, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.25.         Employment Agreement with Stephen C. Vaughan dated August 20, 1996, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.26.         Employment Agreement with E. Edward Saroch dated August 14, 2008.*

10.27.         Employment Agreement with Michael A. Perry dated August 20, 2003, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended August 31, 2003.*

10.28.         Employment Agreement with Paige S. Bass dated January 31, 2007,which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the quarterly period ended February 28, 2007.*

10.29.         Employment Agreement with Carolyn C. Cummins dated April 29, 2004, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 2004.*

10.30.         Employment Agreement with Terry D. Harryman dated January 19, 2000, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.*

10.31.         Employment Agreement with Claudia San Pedro dated January 31, 2007,which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q for the quarterly period ended February 28, 2007.*

10.32.         Employment Agreement with Sharon T. Strickland dated January 10, 2008, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the quarterly period ended February 28, 2008.*

10.33.         Employment Agreement with V. Todd Townsend dated August 18, 2005, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 31, 2005.*

10.34.         2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.*

10.35.         2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.*

10.36.         Sonic Corp. 2006 Long Term Incentive Plan which the Company hereby incorporates by reference from Exhibit No. 10.31 to the Company’s Form 10-K for the fiscal year ended August 31, 2006.*

21.01.         Subsidiaries of the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2008, expressed an unqualified opinion thereon.

As discussed in Note 11 to the consolidated financial statements, in fiscal year 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 28, 2008

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2008	2007
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$44,266	$25,425
Restricted cash	14,934	13,521
Accounts and notes receivable, net	29,838	23,084
Net investment in direct financing leases	899	1,267
Inventories	4,553	4,444
Deferred income taxes	200	517
Prepaid expenses and other	4,737	5,445
Total current assets	99,427	73,703

Noncurrent restricted cash	11,192	11,354

Notes receivable, net	3,163	5,532

Net investment in direct financing leases	1,601	2,593

Property, equipment and capital leases, net	586,245	529,993

Goodwill, net	105,762	102,628

Trademarks, trade names and other intangibles, net	12,418	11,361

Debt origination costs, net	16,121	20,914

Other assets, net	383	442
Total assets	$836,312	$758,520

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2008	2007
	(In Thousands)

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,762	$25,283
Deposits from franchisees	3,213	2,783
Accrued liabilities	46,200	55,707
Income taxes payable	1,016	7,863
Obligations under capital leases and long-term debt due within one year	41,351	22,851
Total current liabilities	112,542	114,487

Obligations under capital leases due after one year	34,503	36,773
Long-term debt due after one year	720,953	690,437
Other noncurrent liabilities	18,083	17,212
Deferred income taxes	14,347	6,413
Commitments and contingencies (Notes 6, 7, 14, 15 and 16)

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 117,044,879 in 2008 and 116,222,839 in 2007	1,170	1,162
Paid-in capital	209,316	193,682
Retained earnings	599,956	540,886
Accumulated other comprehensive income	(2,191)	(2,848)
	808,251	732,882
Treasury stock, at cost; 56,600,080 shares in 2008 and 55,078,107 shares in 2007	(872,367)	(839,684)
Total stockholders’ deficit	(64,116)	(106,802)
Total liabilities and stockholders’ deficit	$836,312	$758,520

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2008	2007	2006
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$671,151	$646,915	$585,832
Franchise Drive-Ins:
Franchise royalties	121,944	111,052	98,163
Franchise fees	5,167	4,574	4,747
Other	6,451	7,928	4,520
	804,713	770,469	693,262
Costs and expenses:
Partner Drive-Ins:
Food and packaging	177,533	166,531	151,724
Payroll and other employee benefits	208,479	196,785	175,610
Minority interest in earnings of Partner Drive-Ins	21,922	26,656	25,234
Other operating expenses, exclusive of depreciation and amortization included below	140,168	130,204	116,059
	548,102	520,176	468,627

Selling, general and administrative	61,179	58,736	52,048
Depreciation and amortization	50,653	45,103	40,696
Provision for impairment of long-lived assets	571	1,165	264
	660,505	625,180	561,635
Income from operations	144,208	145,289	131,627

Interest expense	49,946	41,227	8,853
Debt extinguishment and other costs	–	6,076	–
Interest income	(2,019)	(2,897)	(1,275)
Net interest expense	47,927	44,406	7,578
Income before income taxes	96,281	100,883	124,049
Provision for income taxes	35,962	36,691	45,344
Net income	$60,319	$64,192	$78,705

Basic income per share	$1.00	$0.94	$0.91

Diluted income per share	$0.97	$0.91	$0.88

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount
	(In Thousands)

Balance at August 31, 2005	75,766	$758	$154,154	$397,989	$–	16,451	$(164,984)
Exercise of common stock options	1,003	10	7,981	–	–	–	–
Stock-based compensation expense, including capitalized compensation of $216	–	–	7,404	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,645	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	3,538	(94,485)
Three-for-two stock split	38,219	382	(382)	–	–	9,517	–
Deferred hedging losses, net of tax of $300	–	–	–	–	(484)	–	–
Net income	–	–	–	78,705	–	–	–
Balance at August 31, 2006	114,988	1,150	173,802	476,694	(484)	29,506	(259,469)

Exercise of common stock options	1,235	12	8,524	–	–	–	–
Stock-based compensation expense, including capitalized compensation of $232	–	–	7,290	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,066	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	25,572	(580,215)
Net change in deferred hedging losses, net of tax of $1,464	–	–	–	–	(2,364)	–	–
Net income	–	–	–	64,192	–	–	–
Balance at August 31, 2007	116,223	1,162	193,682	540,886	(2,848)	55,078	(839,684)

Exercise of common stock options	822	8	6,285	–	–	–	–
Stock-based compensation expense	–	–	7,428	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	1,921	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	1,522	(32,683)
Net change in deferred hedging losses, net of tax of $407	–	–	–	–	657	–	–
Retained earnings adjustment for adoption of FIN48	–	–	–	(1,249)	–	–	–
Net income	–	–	–	60,319	–	–	–
Balance at August 31, 2008	117,045	$1,170	$209,316	$599,956	$(2,191)	56,600	$(872,367)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities
Net income	$60,319	$64,192	$78,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,212	44,432	40,356
Amortization	441	671	340
Gain on dispositions of assets, net	(2,954)	(3,267)	(422)
Stock-based compensation expense	7,428	7,058	7,188
Provision for deferred income taxes	(2,439)	(1,592)	(2,713)
Provision for impairment of long-lived assets	571	1,165	264
Excess tax benefit from exercise of employee stock options	(2,033)	(4,117)	(4,645)
Debt extinguishment and other costs	─	5,283	─
Payment for hedge termination	─	(5,640)	─
Amortization of debt costs to interest expense	5,896	4,256	─
Other	190	185	398
Decrease (increase) in operating assets:
Restricted cash	212	(8,965)	─
Accounts and notes receivable	(3,226)	(709)	(2,275)
Inventories and prepaid expenses	337	159	(2,267)
Increase in operating liabilities:
Accounts payable	2,454	106	2,821
Deposits from franchisees	1,196	3,556	227
Accrued and other liabilities	8,539	14,242	9,496
Total adjustments	66,824	56,823	48,768
Net cash provided by operating activities	127,143	121,015	127,473

Cash flows from investing activities
Purchases of property and equipment	(105,426)	(110,912)	(86,863)
Acquisition of businesses, net of cash received	(20,895)	(10,760)	(14,601)
Acquisition of real estate, net of cash received	─	─	(12,125)
Proceeds from sale of real estate	─	12,619	─
Investments in direct financing leases	(67)	(302)	(237)
Collections on direct financing leases	1,427	1,544	1,342
Proceeds from dispositions of assets	17,339	13,668	5,271
Proceeds from sale of minority interests in Partner Drive-Ins	5,120	3,701	6,379
Purchases of minority interests in Partner Drive-Ins	(6,048)	(4,369)	(5,314)
Decrease (increase) in intangibles and other assets	1,447	212	(1,822)
Net cash used in investing activities	(107,103)	(94,599)	(107,970)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2008	2007	2006
	(In Thousands)

Cash flows from financing activities
Proceeds from borrowings	$165,250	$1,404,490	$274,763
Payments on long-term debt	(123,321)	(815,396)	(206,806)
Purchases of treasury stock	(46,628)	(564,984)	(93,689)
Debt issuance costs	(226)	(28,166)	─
Restricted cash for debt obligations	(1,463)	(15,910)	─
Payments on capital lease obligations	(2,640)	(2,471)	(2,444)
Exercises of stock options	5,796	7,732	7,194
Excess tax benefit from exercise of employee stock options	2,033	4,117	4,645
Net cash used in financing activities	(1,199)	(10,588)	(16,337)

Net increase (decrease) in cash and cash equivalents	18,841	15,828	3,166

Cash and cash equivalents at beginning of the year	25,425	9,597	6,431
Cash and cash equivalents at end of the year	$44,266	$25,425	$9,597

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $734, $576 and $733, respectively)	$44,727	$36,501	$8,769
Income taxes (net of refunds)	35,316	32,651	48,225
Obligation to acquire treasury stock	─	14,432	─
Additions to capital lease obligations	1,055	5,164	4,958
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	348	1,500	6,514
Stock options exercised by stock swap	488	799	787
Change in obligation for purchase of property and equipment	(222)	1,134	─

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

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

From time to time, the Company has purchased existing Franchise Drive-Ins with proven track records in core markets from franchisees and other minority investors as a means to deploy excess cash generated from operating activities and provide a foundation for future earnings growth.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned Partner Drive-Ins, organized as general partnerships and limited liability companies.  All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2008 presentation.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments, primarily money market accounts that mature in three months or less from date of purchase, and depository accounts.

Restricted Cash

As of August 31, 2008, the Company had restricted cash balances totaling $26,126 for funds required to be held in trust for the benefit of senior note holders under the Company’s debt arrangements.  The current portion of restricted cash of $14,934 represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $11,192 represents interest reserves required to be set aside for the duration of the debt.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.  The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis in accordance with SFAS No. 142.  The Company’s reporting units are defined as Partner Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in footnote 13, Segment Information).  SFAS No. 142 requires a two-step process for testing impairment.  The first step is to compare the fair value of each reporting unit to its carrying value to determine whether an indication of impairment exists.  If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value.

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

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability in accrued liabilities and other noncurrent liabilities on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as Minority interest in earnings of Partner Drive-Ins in the Costs and expenses section of the Consolidated Statements of Income. The ownership agreements contain provisions, which give the Company the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in.   The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

The Company acquires and sells minority interests in Partner Drive-Ins from time to time as managers and supervisors buy out and buy in to the partnerships or limited liability companies.   If the purchase price of a minority interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as goodwill.  The acquisition of a minority interest for less than book value is recorded as a reduction in purchased goodwill.  When the Company sells a minority interest, the sales price is typically in excess of the book value of the partnership interest, and the difference is recorded as a reduction of goodwill.  If the book value exceeds the sales price, the excess is recorded as goodwill.  In either case, no gain or loss is recognized on the sale of a minority ownership interest.   Goodwill created as a result of the acquisition of minority interests in Partner Drive-Ins is not amortized but is tested annually for impairment under the provisions of SFAS No. 142.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Partner Drive-In sales is recognized when food and beverage products are sold.  We present Partner Drive-In sales net of sales tax and other sales-related taxes.

Initial franchise fees are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company and the fees are nonrefundable.  Area development agreement fees are nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual area development agreements are met.  Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise drive-in or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual net royalty sales.  However, the royalty payments and supporting financial statements are not due until the following month.  As a result, the Company accrues royalty revenue in the month earned based on estimates of Franchise Drive-In sales.  These estimates are based on projections of average unit volume growth at Franchise Drive-Ins from preliminary data collected from drive-ins for the month, along with consideration of actual sales at Partner Drive-Ins.

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

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $36,801, $35,241, and $30,948 for fiscal years 2008, 2007 and 2006, respectively.

Under the Company’s license agreements, both Partner-Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and other national media and sponsorship opportunities.  As stated in the terms of existing license agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Partner Drive-Ins are recorded as expense on the Company’s financial statements.

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

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2008	2007	2006

Selling, general and administrative	$7,428	$7,059	$7,187
Income tax benefit	(2,820)	(2,254)	(2,266)
Net stock-based compensation expense	$4,608	$4,805	$4,921
Impact on net income per share:
Basic	$0.08	$0.07	$0.06
Diluted	$0.07	$0.07	$0.06

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

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measures” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  This standard was issued to be effective for our fiscal year beginning September 1, 2008. The FASB approved a one-year deferral of adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157.”  In addition, the FASB has excluded leases from the scope of SFAS 157 with the issuance of FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 has the same effective date as SFAS 157.  The Company continues to assess the impact that these standards may have on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”).  This standard retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after September 1, 2009.  The Company is evaluating the impact that SFAS 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS 160”).  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning September 1, 2009.  The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position and results of operations.

2.  Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2008	2007	2006
Numerator:
Net income	$60,319	$64,192	$78,705

Denominator:
Weighted average shares outstanding – basic	60,403	68,019	86,260
Effect of dilutive employee stock options	1,867	2,573	2,979
Weighted average shares – diluted	62,270	70,592	89,239

Net income per share – basic	$1.00	$0.94	$0.91
Net income per share – diluted	$0.97	$0.91	$0.88

Anti-dilutive employee stock options excluded	3,255	1,858	1,378

3.  Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2008, 2007 and 2006, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets.  During fiscal year 2008, these analyses resulted in provisions for impairment totaling $571, including $99 to write down the carrying amount of building and leasehold improvements on an underperforming drive-in, and $472 to reduce the carrying amount of five surplus properties down to fair value.  During fiscal year 2007, these analyses resulted in provisions for impairment totaling $1,165, including $412 to reduce the carrying amount of assets in excess of fair value for two drive-ins, and $753 to reduce to fair value the carrying amount of assets for three properties leased to franchisees.  During fiscal year 2006, these analyses resulted in provisions for impairment totaling $264 to reduce the carrying amount of three surplus properties down to fair value.

4.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2008 and 2007:

	2008	2007
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$14,556	$12,792
Notes receivable from franchisees	2,387	528
Notes receivable from advertising funds	2,587	4,083
Other	10,922	6,275
	30,452	23,678
Less allowance for doubtful accounts and notes receivable	614	594
	$29,838	$23,084
Noncurrent Notes Receivable:
Notes receivable from franchisees	$3,266	$5,649
Less allowance for doubtful notes receivable	103	117
	$3,163	$5,532

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  The notes receivable from advertising funds represent transactions in the normal course of business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.

5.  Goodwill, Trademarks, Trade Names and Other Intangibles

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $8,013 and $6,529 at August 31, 2008 and 2007, respectively.  The estimated amortization expense for each of the five years after August 31, 2008 is approximately $466. Accumulated amortization related to these intangible assets was $1,639 and $1,212 at August 31, 2008 and 2007, respectively.  The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2008 and 2007.

The entire balance of the Company’s goodwill relates to Partner Drive-Ins.  The changes in the carrying amount of goodwill for fiscal years ending August 31, 2008 and 2007 were as follows:

	2008	2007
Balance as of September 1,	$102,628	$96,949
Goodwill acquired during the year	4,422	4,852
Goodwill acquired for minority interests in Partner Drive-Ins	4,007	3,018
Goodwill disposed of for minority interests in Partner Drive-Ins	(3,229)	(2,090)
Goodwill disposed of related to the sale of Partner Drive-Ins	(2,066)	(101)
Balance as of August 31,	$105,762	$102,628

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

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2008 and 2007:

	2008	2007
Minimum lease payments receivable	$3,292	$5,098
Less unearned income	792	1,238
Net investment in direct financing leases	2,500	3,860
Less amount due within one year	899	1,267
Amount due after one year	$1,601	$2,593

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material.  Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2008 are as follows:

	Operating	Direct Financing
Year ending August 31:
2009	$405	$1,184
2010	386	673
2011	374	474
2012	355	341
2013	328	253
Thereafter	1,592	367
	3,440	3,292
Less unearned income	─	792
	$3,440	$2,500

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2008 and 2007:

	2008	2007
Total minimum lease payments	$52,988	$57,332
Less amount representing interest averaging 7.1% in 2008 and 2007	15,603	18,014
Present value of net minimum lease payments	37,385	39,318
Less amount due within one year	2,882	2,545
Amount due after one year	$34,503	$36,773

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2008 are as follows:

	Operating	Capital
Year ending August 31:
2009	$12,152	$5,571
2010	11,973	5,594
2011	11,734	5,395
2012	11,503	5,145
2013	11,169	5,135
Thereafter	136,689	26,148
	195,220	52,988
Less amount representing interest	–	15,603
	$195,220	$37,385

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2008	2007	2006
Operating leases:
Minimum rentals	$14,438	$13,644	$12,731
Contingent rentals	163	229	199
Sublease rentals	(527)	(553)	(542)
Capital leases:
Contingent rentals	1,326	1,300	1,123
	$15,400	$14,620	$13,511

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2008 was $1,704.

7.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2008 and 2007:

	Estimated Useful Life	2008	2007
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$3,891	$3,082
Computer and other equipment	2 – 5 yrs	40,043	33,134
Drive-ins, including those leased to others:
Land		176,201	158,968
Buildings	8 – 25 yrs	382,268	331,901
Equipment	5 – 7 yrs	192,323	179,863
Property and equipment, at cost		794,726	706,948
Less accumulated depreciation		240,251	211,327
Property and equipment, net		554,475	495,621

Capital Leases:
Leased home office building	Life of lease	9,321	9,321
Leased drive-in buildings, equipment and other assets under capital leases, including those held for sublease	Life of lease	40,298	40,125
Less accumulated amortization		17,849	15,074
Capital leases, net		31,770	34,372
Property, equipment and capital leases, net		$586,245	$529,993

Land, buildings and equipment with a carrying amount of $27,302 at August 31, 2008 were leased under operating leases to franchisees or other parties.  The accumulated depreciation related to these buildings and equipment was $6,461 at August 31, 2008.  As of August 31, 2008, the Company had drive-ins under construction with costs to complete which aggregated $14,127.

8.  Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2008 and 2007:

	2008	2007
Wages and other employee benefits	$7,685	$8,178
Taxes, other than income taxes	16,004	15,296
Accrued interest	1,121	1,122
Minority interest in consolidated drive-ins	2,123	3,690
Obligation to acquire treasury stock	–	14,432
Unredeemed gift cards and gift certificates	6,283	5,997
Other	12,984	6,992
	$46,200	$55,707

9.  Long-Term Debt

Long-term debt consists of the following at August 31, 2008 and 2007:

	2008	2007
5.7% Class A-2 senior notes, due December 2031	$573,300	$593,440
Class A-1 senior variable funding notes	185,000	116,000
Other	1,122	1,303
	759,422	710,743
Less long-term debt due within one year	38,469	20,306
Long-term debt due after one year	$720,953	$690,437

Maturities of long-term debt for each of the five years after August 31, 2008 are $38,469 in 2009, $55,170 in 2010, $73,454 in 2011, $93,442 in 2012, and $498,887 thereafter.

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

In December 2006, various subsidiaries of the Company issued $600,000 of Class A-2 senior notes in a private transaction.  The proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction.  The Class A-2 notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions.  These notes have a fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term.  Loan origination costs associated with this debt totaled $24,369, and the unamortized balance is categorized as debt origination costs, net, on the Consolidated Balance Sheet as of August 31, 2008.  Amortization of these loan costs and the hedge loss discussed below produces an overall weighted average interest cost of 6.8%.  The Class A-2 notes have an expected life of six years, with a legal final repayment date in December 2031.  If the debt extends beyond the expected life, rapid amortization and cash trapping provisions of the debt agreements will be triggered which will cause the remaining principal balance to be given higher priority of payment from the secured sources.  The Company anticipates paying the debt in full based on the expected life.

In connection with issuance of the Class A-2 notes, various subsidiaries of the Company also completed a securitized financing facility of Class A-1 senior variable funding notes.  This facility allows for the issuance of up to $200,000 of notes and certain other credit instruments, including letters of credit.  Considering the $185,000 outstanding at August 31, 2008 and $325 in outstanding letters of credit, $14,675 was unused and available under the Class A-1 notes.  The effective interest rate on the outstanding balance for the Class A-1 notes at August 31, 2008 and 2007 was 3.69% and 6.44%, respectively. There is a commitment fee on the unused portion of the Class A-1 notes of 0.5%.  Subsequent to August 31, 2008, a lender who committed to advance one-half of the funds for the Class A-1 notes, filed for Chapter 11 bankruptcy on September 15, 2008.  At that time, the unused and available balance under these notes was $24,675.  As a result, the remaining balance of the lender’s commitment of $12,500 may no longer be available, depending on how the commitment is ultimately resolved in the bankruptcy proceedings.

The Class A-1 and Class A-2 senior notes were issued by special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic’s franchising assets and Partner Drive-In real estate used in operation of the Company’s existing business.  As of August 31, 2008, total assets for these combined indirect subsidiaries were approximately $468,000, including receivables for royalties, Partner Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of $26,126.  The Class A-1 and Class A-2 notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets.  Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers and pledged substantially all of its assets to secure such obligations.

The third-party insurance company that provides credit enhancements in the form of financial guaranties of our Class A-1 and Class A-2 note payments is AA/Aa3 rated by Standard & Poor’s and Moody’s, respectively.  However, Moody’s has placed the insurer under review for a possible downgrade.  We are unable to determine the impact a downgrade would have on our insurer’s financial condition.  However, if the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund our Class A-1 variable funding notes.  In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the Class A-1 and Class A-2 notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal. While no assurance can be provided, if this were to occur, we believe that we could negotiate mutually acceptable terms with our lenders or obtain alternate funding.

Although the Company does not guarantee the Class A-1 and Class A-2 notes, the Company has agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the notes and certain indemnity obligations.

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed in December 2006.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned.  The loss resulting from settlement of $5,640 ($3,483, net of tax) was recorded in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the Class A-2 notes.  Amortization of this loss during fiscal year 2008 and 2007 totaled $1,063 ($657, net of tax) and $753 ($465, net of tax) in interest expense, respectively.  Over the next 12 months, the Company expects to amortize $1,012 ($625, net of tax) to interest expense for this loss.  During fiscal year 2007, an ineffective portion of the hedge of $275 ($170, net of tax) was recognized in debt extinguishment and other costs on the Consolidated Income Statement.  The cash flows resulting from these hedge transactions are included in cash flows from operating activities on the Consolidated Statement of Cash Flows.

The following table presents the components of comprehensive income for the years ended August 31, 2008, 2007 and 2006:

	2008	2007	2006
Net Income	$60,319	$64,192	$78,705
Decrease (increase) in deferred hedging loss, net of tax	657	(2,364)	(484)
Total comprehensive income	$60,976	$61,828	$78,221

10.  Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2008 and 2007:

	2008	2007
Minority interests in consolidated drive-ins	$3,097	$3,789
Deferred area development fees	6,993	6,227
Other	7,993	7,196
	$18,083	$17,212

11.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2008	2007	2006
Current:
Federal	$21,881	$31,369	$42,629
State	5,730	3,859	4,163
	27,611	35,228	46,792

Deferred:
Federal	7,259	1,272	(1,127)
State	1,092	191	(321)
	8,351	1,463	(1,448)
Provision for income taxes	$35,962	$36,691	$45,344

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2008	2007	2006
Amount computed by applying a tax rate of 35%	$33,698	$35,309	$43,417
State income taxes (net of federal income tax benefit)	4,434	2,726	2,767
Employment related and other tax credits, net	(1,732)	(1,443)	(1,014)
Other	(438)	99	174
Provision for income taxes	$35,962	$36,691	$45,344

Deferred tax assets and liabilities consist of the following at August 31, 2008 and 2007:

	2008	2007
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$274	$176
Property, equipment and capital leases	200	197
Accrued litigation costs	309	371
Prepaid expenses	(551)	(424)
Deferred income from franchisees	(282)	79
Deferred income from affiliated technology fund	250	118
Current deferred tax assets, net	$200	$517

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to capitalization and amortization	$(3,062)	$(2,458)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(17,504)	(13,466)
Capital loss carryover	1,419	1,695
State net operating losses	4,411	3,319
Property, equipment and capital leases	(9,429)	(2,720)
Allowance for doubtful accounts and notes receivable	–	97
Deferred income from affiliated franchise fees	2,167	1,976
Accrued liabilities	219	241
Intangibles and other assets	166	117
Deferred income from franchisees	2,751	798
Stock compensation	7,569	5,544
Loss on cash flow hedge	1,357	1,765
Other	–	(2)
	(9,936)	(3,094)
Valuation allowance	(4,411)	(3,319)
Noncurrent deferred tax liabilities, net	$(14,347)	$(6,413)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$16,681	$13,174
Deferred tax liabilities	(30,828)	(19,070)
Net deferred tax liabilities	$(14,147)	$(5,896)

State net operating loss carryforwards expire generally beginning in 2010.  Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $4.4 million and $3.3 million as of August 31, 2008 and August 31, 2007, respectively.

The Company has capital loss carryovers of approximately $3.7 million which expire beginning in fiscal year 2011.  Management believes the Company will realize these carryovers before they expire.

On September 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of implementing FIN 48, the Company recognized a $1,249 increase in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated retained earnings.  As of August 31, 2008 the Company has approximately $5,383 of unrecognized tax benefits, including approximately $1,788 of interest and penalty.  The liability for unrecognized tax benefits decreased by $1,846 for the year, exclusive of the reclass of $1,182 of uncertain positions from current taxes payable to the FIN 48 liability.  The majority of the change resulted from a settlement of a state audit which decreased the unrecognized tax benefit by $2,465.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.  For the year ended August 31, 2008, the favorable settlements of estimated interest and penalties resulted in a benefit of $629 and $203, respectively.  The entire balance of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.  A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows:

2008
Opening balance upon adoption at September 1, 2007	$6,048
Reclassification of uncertain positions from current taxes payable	1,182
Additions based on tax positions related to the current year	456
Additions for tax positions of prior years	460
Reductions for tax positions of prior years	(85)
Reductions for settlements	(2,465)
Reductions due to statute expiration	(213)
Balance at August 31, 2008	$5,383

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  With some exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for periods before fiscal year 2004 for federal and fiscal year 2000 for state jurisdictions.  The Company is currently undergoing examinations or appeals by various state authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statute of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination should result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $250 to $700, depending on the timing and terms of the examination resolutions.

12.  Stockholders’ Equity

On April 6, 2006, the Company’s Board of Directors authorized a three-for-two stock split in the form of a stock dividend.  A total of 38,219 shares of common stock were issued in connection with the split, and an aggregate amount equal to the par value of the common stock issued of $382 was reclassified from paid-in capital to common stock.

Stock Purchase Plan

The Company has an employee stock purchase plan for all full-time regular employees.  Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25. The aggregate amount of stock that employees may purchase under this plan is limited to 1,139 shares. The purchase price will be between 85% and 100% of the stock’s fair market value and will be determined by the Company’s Board of Directors.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards.  At August 31, 2008, 3,368 shares were available for grant under the 2006 Plan.  The Company has historically granted only stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of seven to ten years, and a vesting period of three years.  The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2008, 2007 and 2006.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2008, 2007 and 2006 was $6.10, $7.10 and $7.90, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2008	2007	2006
Expected term (years)	4.5	4.5	4.5
Expected volatility	28%	28%	34%
Risk-free interest rate	3.1%	4.6%	4.7%
Expected dividend yield	0%	0%	0%

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

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.  These excess tax benefits were $2,033, $4,117 and $4,645 for the years ended August 31, 2008, 2007 and 2006, respectively, and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows.  The proceeds from exercises of stock options are also classified as cash flows from financing activities and totaled $5,796, $7,732 and $7,194 for each of the years ended August 31, 2008, 2007 and 2006, respectively.

A summary of stock option activity under the Company’s share-based compensation plans for the year ended August 31, 2008 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,123	$14.53
Granted	1,822	21.43
Exercised	(822)	7.64
Forfeited or expired	(361)	22.42
Outstanding August 31, 2008	7,762	$16.51	4.71	$15,860
Exercisable August 31, 2008	5,133	$13.86	4.04	$15,860

The total intrinsic value of options exercised during the years ended August 31, 2008, 2007 and 2006 was $10,992, $19,408 and $19,567, respectively.  At August 31, 2008, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $13,352 and is expected to be recognized over a weighted average period of 1.7 years.

Stock Repurchase Program

During fiscal year 2007, the Board authorized a “modified Dutch auction” tender offer that resulted in the repurchase of 15,918 shares of common stock at a purchase price of $23.00 per share for a total purchase price of $366,117 in October 2006.  Costs incurred in relation to the tender offer totaled $1,205 and are included in treasury stock, resulting in an average cost of $23.08 per share for the tender offer shares.  Subsequent to the tender offer, the Board authorized the continuation of the stock repurchase program.  On January 31, 2007, the Board of Directors approved an increase in the stock repurchase program from $10,705 to $100,000, followed by an additional authorization on August 2, 2007 of $75,000 and extension of the program through August 31, 2008.  Pursuant to this program, the Company acquired 1,498 and 9,574 shares for a total cost of $32,196 and $211,135 during fiscal year 2008 and 2007, respectively. The remaining $10,375 authorized for repurchase expired August 31, 2008.

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

13. Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments.  Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Prior to the second quarter of fiscal year 2008, the Company reported financial information as one business segment operating in the quick-service restaurant industry.  Based on internal reporting and management structure, the Company has determined that it has two reportable segments: Partner Drive-Ins and Franchise Operations.  The Partner Drive-Ins segment consists of the drive-in operations in which the Company owns a majority interest and derives its revenues from operating drive-in restaurants.  The Franchise Operations segment consists of franchising activities and derives its revenues from royalties and initial franchise fees received from franchisees.  The accounting policies of the segments are described in the Summary of Significant Accounting Policies.  Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	2008	2007	2006
Revenues:
Partner Drive-Ins	$671,151	$646,915	$585,832
Franchise Operations	127,111	115,626	102,910
Unallocated revenues	6,451	7,928	4,520
	$804,713	$770,469	$693,262

Income from Operations:
Partner Drive-Ins	$123,049	$126,739	$117,205
Franchise Operations	127,111	115,626	102,910
Unallocated revenues	6,451	7,928	4,520
Unallocated expenses:
Selling, general and administrative	(61,179)	(58,736)	(52,048)
Depreciation and amortization	(50,653)	(45,103)	(40,696)
Provision for impairment of long-lived assets	(571)	(1,165)	(264)
	$144,208	$145,289	$131,627

14.  Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s Board of Directors.  If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $1,324, $2,943, and $3,247 during fiscal years 2008, 2007 and 2006, respectively.

15.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus.  These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $9,263 at August 31, 2008 due to loss of employment in the event of a change in control (as defined in the contracts).

16.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated a new agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  As of August 31, 2008, the total amount guaranteed under the Irwin agreement was $695.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loans’ term.  Existing loans under the program have terms through 2015.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.  The Company is not aware of any defaults under this program.  The Company’s liability for this guarantee, which is based on fair value, is $271 as of August 31, 2008.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000.  As of August 31, 2008, the total amount guaranteed under the GEC agreement was $1,532.  The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.   Existing loans under guarantee will expire through 2013.  In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.  Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees.  Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2008, the amount remaining under guaranteed lease obligations for which no liability has been provided totaled $5,071.  In addition, capital lease obligations totaling $1,012 are still reflected as liabilities as of August 31, 2008 for properties sold to franchisees.  At this time, the Company has no reason to anticipate any default under the foregoing leases.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  As of August 31, 2008, the balance of the loan was $1,135, and an immaterial liability has been provided for the fair value of this guarantee.

17.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Income statement data:
Partner Drive-In sales	$159,285	$146,419	$147,139	$137,007	$178,338	$175,027	$186,389	$188,462	$671,151	$646,915
Other	30,896	28,371	27,482	24,445	34,660	34,894	40,524	35,844	133,562	123,554
Total revenues	190,181	174,790	174,621	161,452	212,998	209,921	226,913	224,306	804,713	770,469

Partner Drive-In operating expenses	129,174	119,480	119,497	112,050	144,514	139,402	154,917	149,244	548,102	520,176
Selling, general and administrative	14,914	14,033	15,540	14,401	15,716	15,236	15,009	15,066	61,179	58,736
Other	12,206	10,758	12,793	11,099	13,044	11,967	13,181	12,444	51,224	46,268
Total expenses	156,294	144,271	147,830	137,550	173,274	166,605	183,107	176,754	660,505	625,180
Income from operations	33,887	30,519	26,791	23,902	39,724	43,316	43,806	47,552	144,208	145,289

Debt extinguishment and other costs	─	1,258	─	4,818	─	─	─	─	─	6,076
Interest expense, net	11,980	5,759	12,214	10,304	11,968	10,921	11,765	11,346	47,927	38,330
Income before income taxes	21,907	23,502	14,577	8,780	27,756	32,395	32,041	36,206	96,281	100,883
Provision for income taxes	8,324	8,216	5,324	2,555	10,517	11,747	11,797	14,173	35,962	36,691
Net income	$13,583	$15,286	$9,253	$6,225	$17,239	$20,648	$20,244	$22,033	$60,319	$64,192
Net income per share:
Basic	$0.22	$0.20	$0.15	$0.09	$0.29	$0.32	$0.34	$0.35	$1.00	$0.94
Diluted	$0.22	$0.19	$0.15	$0.09	$0.28	$0.31	$0.33	$0.34	$0.97	$0.91
Weighted average shares outstanding:
Basic	60,772	76,606	60,303	67,325	60,167	64,985	60,370	63,162	60,403	68,019
Diluted	63,065	79,489	62,384	70,026	62,023	67,408	61,609	65,445	62,270	70,592

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

As of August 31, 2008 and 2007, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings as similar as available in terms of amounts and terms to those currently outstanding.  There are few leveraged loan transactions occurring in the current market.  The rate spread used in our discounted cash flow analysis was from transactions with lower ratings; thus, we believe the rate assumed is conservatively high.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2008 were $574,193 and $517,315, respectively, and at August 31, 2007 were $594,364 and $591,668, respectively. Carrying values for variable-rate borrowings approximate their fair values.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2008	711	337	335	4	717
August 31, 2007	635	269	235	42	711
August 31, 2006	507	(5)	86	219	635

Accrued carrying costs for drive-in closings and disposals
Year ended:
August 31, 2008	91	–	47	–	44
August 31, 2007	113	–	22	–	91
August 31, 2006	162	–	49	–	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly-authorized, to sign this report on its behalf on this 28th day of October,  2008.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	October 28, 2008

/s/ Stephen C. Vaughan Stephen C. Vaughan, Principal Financial Officer	Executive Vice President and Chief Financial Officer	October 28, 2008

/s/ Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Vice President and Controller	October 28, 2008

/s/ Leonard Lieberman Leonard Lieberman	Director	October 28, 2008

/s/ Michael J. Maples Michael J. Maples	Director	October 28, 2008

/s/ Federico F. Peña Federico F. Peña	Director	October 28, 2008

/s/ J. Larry Nichols J. Larry Nichols	Director	October 28, 2008

/s/ H. E. Rainbolt H.E. Rainbolt	Director	October 28, 2008

/s/ Frank E. Richardson Frank E. Richardson	Director	October 28, 2008

/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	October 28, 2008

EXHIBIT INDEX

Exhibit Number and Description

10.17.	1991 Sonic Corp. Stock Purchase Plan, amended and restated effective April 2, 2008
10.26.	Employment Agreement with E. Edward Saroch dated August 14, 2008
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350