Form 10-Q
period 2008-11-30
SONIC CORP
filed 2009-01-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒.	Accelerated filer ☐.	Non-accelerated filer ☐.	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐.  No ☒.

As of November 30, 2008, the Registrant had 60,561,902 shares of common stock issued and outstanding (excluding 56,600,080 shares of common stock held as treasury stock).

SONIC CORP.
Index

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	(Unaudited) November 30, 2008	August 31, 2008
Current assets:
Cash and cash equivalents	$45,863	$44,266
Restricted cash	16,875	14,934
Accounts and notes receivable, net	24,218	29,838
Other current assets	9,887	10,389
Total current assets	96,843	99,427

Property, equipment and capital leases	841,409	844,345
Less accumulated depreciation and amortization	(268,484)	(258,100)
Property, equipment and capital leases, net	572,925	586,245

Goodwill, net	105,600	105,762
Trademarks, trade names and other intangible assets, net	12,255	12,418
Noncurrent restricted cash	10,922	11,192
Investment in direct financing leases and noncurrent portion of notes receivable	4,540	4,764
Debt origination costs and other assets, net	15,386	16,504
Intangibles and other assets, net	148,703	150,640
Total assets	$818,471	$836,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,692	$20,762
Deposits from franchisees	2,409	3,213
Accrued liabilities	32,836	46,200
Income taxes payable	6,349	1,016
Obligations under capital leases and long-term debt due within one year	46,591	41,351
Total current liabilities	105,877	112,542

Obligations under capital leases due after one year	34,404	34,503
Long-term debt due after one year	699,162	720,953
Other noncurrent liabilities	33,719	32,430

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized; 117,161,982 shares issued (117,004,879 shares issued at August 31, 2008)	1,171	1,170
Paid-in capital	211,450	209,316
Retained earnings	607,087	599,956
Accumulated other comprehensive income	(2,032)	(2,191)
	817,676	808,251
Treasury stock, at cost; 56,600,080 common shares	(872,367)	(872,367)
Total stockholders’ deficit	(54,691)	(64,116)
Total liabilities and stockholders’ deficit	$818,471	$836,312

See accompanying notes.

Index

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	(Unaudited) Three months ended November 30,
	2008	2007
Revenues:
Partner Drive-In sales	$153,047	$159,285
Franchise Drive-Ins:
Franchise royalties	29,055	28,639
Franchise fees	1,171	1,240
Other	793	1,017
	184,066	190,181
Costs and expenses:
Partner Drive-Ins:
Food and packaging	42,424	41,078
Payroll and other employee benefits	49,863	49,316
Minority interest in earnings of Partner Drive-Ins	3,825	5,296
Other operating expenses, exclusive of depreciation and amortization included below	34,523	33,484
	130,635	129,174

Selling, general and administrative	16,162	14,914
Depreciation and amortization	13,019	12,206
Provision for impairment of long-lived assets	414	–
	160,230	156,294

Income from operations	23,836	33,887

Interest expense	12,053	12,669
Interest income	(387)	(689)
Net interest expense	11,666	11,980
Income before income taxes	12,170	21,907
Provision for income taxes	5,039	8,324
Net income	$7,131	$13,583

Net income per share – basic	$0.12	$0.22

Net income per share – diluted	$0.12	$0.22

See accompanying notes.

Index

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited) Three months ended November 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,131	$13,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,019	12,206
Stock-based compensation expense	1,806	1,861
Other	1,219	598
Decrease in operating assets	3,284	6,914
Decrease in operating liabilities	(8,134)	(5,778)
Total adjustments	11,194	15,801
Net cash provided by operating activities	18,325	29,384

Cash flows from investing activities:
Purchases of property and equipment	(15,113)	(20,988)
Acquisition of businesses, net of cash received	–	(6,288)
Proceeds from sale of assets	14,354	3,068
Proceeds from sale of minority interests in Partner Drive-Ins	1,746	1,034
Purchases of minority interests in Partner Drive-Ins	(3,041)	(1,602)
Other	277	(235)
Net cash used in investing activities	(1,777)	(25,011)

Cash flows from financing activities:
Payments on long-term debt	(16,620)	(42,790)
Proceeds from long-term borrowings	–	67,000
Purchases of treasury stock	–	(26,674)
Proceeds from exercise of stock options	708	2,238
Other	961	(883)
Net cash used in financing activities	(14,951)	(1,109)

Net increase in cash and cash equivalents	1,597	3,264
Cash and cash equivalents at beginning of period	44,266	25,425
Cash and cash equivalents at end of period	$45,863	$28,689

Supplemental Cash Flow Information:
Additions to capital lease obligations	$669	$–

See accompanying notes.

Index

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2008.  The results of operations for the three months ended November 30, 2008, are not necessarily indicative of the results to be expected for the full year ending August 31, 2009.

2.  Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2008	2007
Numerator:
Net income	$7,131	$13,583
Denominator:
Weighted average shares outstanding – basic	60,459	60,772
Effect of dilutive employee stock options	751	2,293
Weighted average shares – diluted	61,210	63,065

Net income per share – basic	$.12	$.22

Net income per share – diluted	$.12	$.22

3.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company entered into an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement originally provided that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  In October 2008, the agreement was amended to increase the aggregate limit to a level not to exceed $3,750.  As of November 30, 2008, the total amount guaranteed under the Irwin agreement was $826.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2015.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.  The Company’s liability for this guarantee, which is based on fair value, is $330 as of November 30, 2008.

Index

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”) pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000.  As of November 30, 2008, the total amount guaranteed under the GEC agreement was $1,498.  The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.   Existing loans under guarantee will expire through 2012.  In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.   Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that was sold to franchisees.  Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2008, the amount remaining under guaranteed lease obligations for which no liability has been provided totaled $5,659.  In addition, capital lease obligations totaling $1,003 are still reflected as liabilities as of November 30, 2008 for properties sold to franchisees.  At this time, the Company has no reason to anticipate any default under the foregoing leases.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  As of November 30, 2008, the balance of the loan was $940.

4.  Debt and Other Comprehensive Income

We previously disclosed that Moody’s had placed under review for a possible downgrade the credit rating of our third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments.  On November 5, 2008, Moody’s downgraded the insurer’s credit rating to Baa1.  We are unable to determine whether further downgrades by Moody’s or Standard & Poor’s may occur and what impact this downgrade has had or further downgrades would have on our insurer’s financial condition.  For information regarding the consequences if the insurance company were to become the subject of insolvency or similar proceedings, see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.

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

The following table presents the components of comprehensive income:
	Three months ended November 30,
	2008	2007
Net Income	$7,131	$13,583
Change in deferred hedging loss, net of tax	159	166
Total comprehensive income	$7,290	$13,749

5. Segment Information

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

Index

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended
	November 30,
	2008	2007
Revenues:
Partner Drive-Ins	$153,047	$159,285
Franchise Operations	30,226	29,879
Unallocated revenues	793	1,017
	$184,066	$190,181

Income from Operations:
Partner Drive-Ins	$22,412	$30,111
Franchise Operations	30,226	29,879
Unallocated revenues	793	1,017
Unallocated expenses:
Selling, general and administrative	(16,162)	(14,914)
Depreciation and amortization	(13,019)	(12,206)
Provision for impairment of long-lived assets	(414)	–
	$23,836	$33,887

6.  Fair Value Measures

We adopted FASB Statement No. 157, “Fair Value Measures” (“SFAS 157”), for financial assets and liabilities as of the beginning of fiscal year 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of November 30, 2008, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $43,949, $16,875 and $10,922 million of short-term investments (Level 1) recorded in cash and cash equivalents, current restricted cash and noncurrent resricted cash, respectively. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

In accordance with SFAS 157-2, the Company continues to evaluate the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal year 2010.

Index

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and is effective for our current fiscal year.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore, the standard did not have any effect on the condensed consolidated financial statements.

7.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”).  This standard retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after September 1, 2009.  The Company is evaluating the impact that SFAS 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS 160”).  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning September 1, 2009.  The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” ("EITF 08-5"). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the first quarter ended November 30, 2008 reflected a number of challenges including weak consumer sentiment accompanying the general business recession as well as rising commodity and labor costs.  System-side same-store sales declined during the quarter, and the performance of Partner Drive-Ins continued to lag behind that of Franchise Drive-Ins. The de-leveraging impact of lower sales volumes coupled with rising costs also led to lower restaurant and operating margins during the quarter.

For the first quarter of fiscal 2009, revenues decreased 3.2%, while operating income decreased 29.7%.  Net income decreased 47.5% during the quarter and earnings per share decreased 45.5% to $0.12 per diluted share from $0.22 in the year-earlier period.

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

System-Wide Performance
($ in thousands)
	Three months ended November 30,
	2008	2007
Percentage increase in sales	1.2%	7.2%

System-wide drive-ins in operation (1):
Total at beginning of period	3,475	3,343
Opened	39	36
Closed (net of re-openings)	(9)	(11)
Total at end of period	3,505	3,368

Average sales per drive-in	$262	$268

Change in same-store sales (2)	(3.6%)	2.1%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased 3.6% during the first quarter of fiscal year 2009 as a result of decrease in average check and, to a lesser extent, a decrease in traffic (number of transactions per drive-in).

Index

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

System-Wide Drive-In Development
	Three months ended November 30,
	2008	2007
New drive-ins:
Partner	5	5
Franchise	34	31
System-wide	39	36
Rebuilds/relocations:
Partner	2	–
Franchise	19	15
System-wide	21	15
Retrofits, including rebuilds/relocations:
Partner	13	38
Franchise	128	202
System-wide	141	240

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three Months Ended November 30,		Increase/		Percent Increase/
	2008	2007	(Decrease)		(Decrease)

Revenues:
Partner Drive-In sales	$153,047	$159,285	$	(6,238)	(3.9%)
Franchise revenues:
Franchise royalties	29,055	28,639		416	1.5%
Franchise fees	1,171	1,240		(69)	(5.6%)
Other	793	1,017		(224)	(22.0%)
Total revenues	$184,066	$190,181	$	(6,115)	(3.2%)

Index

The following table reflects the changes in Partner Drive-In sales, average unit volumes and comparable sales for Partner Drive-Ins.  It also presents information about the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Three months ended November 30,
	2008	2007
Partner Drive-In sales	$153,047	$159,285
Percentage change	(3.9%)	8.8%

Drive-ins in operation (1):
Total at beginning of period	684	654
Opened	5	5
Acquired from (sold to) franchisees	(8)	5
Closed	(1)	(2)
Total at end of period	680	662

Average sales per drive-in	$226	$243
Percentage change	(7.0%)	3.3%

Change in same-store sales (2)	(6.6%)	2.9%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

For the first fiscal quarter of 2009, Partner Drive-In sales decreased 3.9%.  The decrease was largely driven by the decline in same-store sales for existing drive-ins, which was partially offset by sales from newly constructed and acquired drive-ins.  The Company believes the decline in performance at Partner Drive-Ins is attributable, at least in part, to consumer reaction to aggressive price increases taken during fiscal year 2007, combined with a decline in service.  Since the deterioration in performance became apparent during the third quarter of fiscal year 2008, several actions have been taken, including an organizational restructure (management and personnel changes) as well as a simplified incentive compensation plan, which strengthens the partnership program and places increased emphasis on customer service.  In addition, we implemented a more strategic approach to pricing.  These efforts are expected to have a positive impact on Partner Drive-In sales.

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

Index

Franchise Information
($ in thousands)

	Three months ended November 30,
	2008	2007
Franchise fees and royalties (1)	$30,226	$29,879
Percentage increase	1.2%	14.2%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,791	2,689
Opened	34	31
Acquired from (sold to) company	8	(5)
Closed	(8)	(9)
Total at end of period	2,825	2,706

Franchise Drive-In sales	$757,443	$740,288
Percentage increase	2.3%	6.9%

Effective royalty rate	3.84%	3.87%

Average sales per Franchise Drive-In	$270	$274

Change in same-store sales (3)	(2.9%)	1.9%

(1)
See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2008.

(2)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties experienced a 1.2% increase related primarily to royalties from new Franchise Drive-Ins, offset by the impact of the declining effective royalty rate and the decline in same-store sales at Franchise Drive-Ins.

Franchisee fees remained relatively constant at approximately $1.2 million for the first fiscal quarter of both 2009 and 2008.  Franchisees opened 34 new drive-ins in the first fiscal quarter of 2009, compared to 31 new drive-ins in the first fiscal quarter of 2008.  Fees associated with the termination of area development agreements decreased $0.2 million for the first fiscal quarter of 2009 compared to prior year, offsetting the higher revenue resulting from the increase in new drive-in openings.

Index

Operating Expenses. The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Quarter ended		Percentage points
	November 30,		Increase/
	2008	2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.7%	25.8%	1.9
Payroll and other employee benefits	32.6	31.0	1.6
Minority interest in earnings of Partner Drive-Ins	2.5	3.3	(0.8)
Other operating expenses	22.6	21.0	1.6
	85.4%	81.1%	4.3

Restaurant-level margins declined overall in the first fiscal quarter of 2009 as a result of higher commodity prices, higher labor costs driven by minimum wage increases and the de-leveraging impact of lower sales.  These negative impacts were offset by the decline in minority partners’ share of earnings reflecting the margin pressures described above.

Selling, General and Administrative.  Selling, general and administrative expenses increased 8.4% to $16.2 million during the first fiscal quarter of 2009 compared to the same period of 2008.  Headcount additions were the primary contributor to the year-over-year increase.

Depreciation and Amortization.  Depreciation and amortization expense increased 6.7% to $13.0 million in the first quarter.  Capital expenditures during the first three months of fiscal year 2009 were $15.1 million.  Looking forward, capital expenditures are expected to total approximately $60 to $65 million for the year.

Provision for Impairment of Long-Lived Assets.  We assess drive-in assets for impairment on a quarterly basis under the guidelines of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the first fiscal quarter of 2009, one Partner Drive-In was impaired, resulting in charges of $0.4 million to reduce the carrying cost of the related assets to estimated fair value.  We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins could change in the future resulting in the need to write down assets associated with one or more of these drive-ins to fair value.

Interest Expense.  Net interest expense decreased $0.3 million to $11.7 million as compared to the same period in fiscal year 2008.  The decrease is primarily attributed to the reduction in debt due to scheduled amortization payments on our fixed rate notes.

Income Taxes.  The provision for income taxes reflects an effective federal and state tax rate of 41.4% for the first quarter of fiscal year 2009 as compared to 38.0% in the same period of 2008.  The higher rate in the first quarter of fiscal year 2009 is due primarily to federal tax adjustments, the impact of which are amplified by lower net income for the period.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by stock option-holders and as circumstances on individual tax matters change.

Financial Position

During the first fiscal quarter of 2009, current assets decreased 2.6% to $96.8 million compared to $99.4 million as of the prior fiscal year end, due primarily to lower royalty receivable balances associated with seasonally lower sales and the collection of other receivables.  Net property and equipment decreased approximately $13.3 million primarily as a result of depreciation of $12.9 million and the disposition of $12.5 million in property and equipment related to the sale of eight Partner Drive-Ins to a franchisee, offset by capital expenditures of $15.1 million, and sales and retirement of assets for the balance of the change.  These changes combined with the decrease in current assets to produce a 2.1% decrease in total assets to $818.5 million as of the end of the first quarter of fiscal year 2009.

Index

Total current liabilities decreased $6.7 million or 5.9% during the first fiscal quarter of 2009 primarily as a result of the general decline in payables associated with lower sales.  The noncurrent portion of long-term debt decreased $21.8 million or 3.0% as a result of reflecting scheduled principal payments on the fixed rate notes and payment of $10.0 million on the variable rate notes.  Overall, total liabilities decreased $27.3 million or 3.0% as a result of the items discussed above.

Stockholders’ deficit improved $9.4 million or 14.7% during the first three months of fiscal year 2009. Earnings of $7.1 million, along with $2.1 million for the combination of stock compensation and the proceeds and related tax benefits from the exercise of stock options, decreased the stockholders’ deficit.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $11.1 million or 37.6% to $18.3 million in the first fiscal quarter of 2009 as compared to $29.4  million in the same period of fiscal year 2008.  The decrease resulted primarily from lower net income for the first fiscal quarter of 2009, along with increased use of cash for operating assets and liabilities.

Investing Cash Flows.  Net cash used in investing activities decreased by $23.2 million to $1.8 million in the first fiscal quarter of 2009 as compared to $25.0 million in the same period of fiscal year 2008.  Capital expenditures of $15.1 million were mostly offset by proceeds of $14.4 million from the sale of Partner Drive-Ins.  We opened five newly constructed Partner Drive-Ins, purchasing the real estate for all of these new drive-ins.  The following table sets forth the components of our investments in capital additions for the first three months of fiscal year 2009 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$9.2
Retrofits, drive-thru additions and LED signs in existing drive-ins	2.1
Rebuilds, relocations and remodels of existing drive-ins	1.0
Replacement equipment for existing drive-ins and other	2.8
Total investing cash flows for capital additions	$15.1

Financing Cash Flows.  Net cash used in financing activities increased by $13.8 million to $15.0 million in the first fiscal quarter of 2009 as compared to $1.1 million in the same period of fiscal year 2008.  The increase resulted from having sufficient cash on hand to fund operating and investing activities without taking advances on the Variable Funding Notes.  In addition, no purchases of treasury stock were made during the first quarter of fiscal year 2009 compared to $26.7 million the same period of the prior year.

The Company has a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of November 30, 2008, our outstanding balance under the Variable Funding Notes totaled $175.0 million at an effective borrowing rate of 3.38%, as well as $0.3 million in outstanding letters of credit.  Subsequent to November 30, 2008, the Company requested to draw down the remaining $24.7 million available under the Variable Funding Notes.  Two lenders are each responsible for funding 50% of the total amount available.  One of the lenders filed for Chapter 11 bankruptcy on September 15, 2008.  This lender notified the Company that it could not meet its obligation at the current time.  Consequently, of the $24.7 million requested, the Company received approximately $12.4 million.  The Company currently does not consider the remaining amount of approximately $12.3 million to be available.  Prior to August 31, 2008, the Company was aware of possible issues with the lender and had taken advances that were held in cash to ensure liquidity for short-term financing needs.  See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $60 to $65 million in fiscal year 2009, excluding potential acquisitions and share repurchases.  These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures.  We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

Index

As of November 30, 2008, our total cash balance of $73.7 million ($45.9 million of unrestricted and $27.8 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activity, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk.  Our exposure to interest rate risk at November 30, 2008 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At November 30, 2008, the fair value of the fixed rate notes was estimated at $513.2 million versus carrying value of $567.6 million (including accrued interest). Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $14.5 million or increase by approximately $15.0 million, respectively.  The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occuring in the current market.  Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available. The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable fundings notes outstanding at November 30, 2008 totaled $175.0 million, with a variable rate of 3.38%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.8 million before tax.  In addition, at November 30, 2008, the fair value of the variable funding notes was estimated at $150.3 million versus carrying value of $175.2 million (including accrued interest).  Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $5.5 million or increase by approximately $5.8 million, respectively.  The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.  The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

 For further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

        Except as set forth below, there has been no material change in the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2008.

        We previously disclosed that Moody’s had placed under review for a possible downgrade the credit rating of our third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments.  On November 5, 2008, Moody’s downgraded the insurer’s credit rating to Baa1.  We are unable to determine whether further downgrades by Moody’s or Standard & Poor’s may occur and what impact this downgrade has had or further downgrades would have on our insurer’s financial condition.  For information regarding the consequences if the insurance company were to become the subject of insolvency or similar proceedings, see Part I, Item IA, Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2008.

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

SONIC CORP.

Date: January 8, 2009	By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan,
Executive Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number and Description

31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350