Form 10-Q
period 2009-02-28
SONIC CORP
filed 2009-04-09
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes☐  No ☒

As of February 28, 2009, the Registrant had 60,724,858 shares of common stock issued and outstanding (excluding 56,604,849 shares of common stock held as treasury stock).

SONIC CORP.
Index

Index

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
	(Unaudited)
ASSETS	February 28, 2009	August 31, 2008
Current assets:
Cash and cash equivalents	$57,911	$44,266
Restricted cash	16,191	14,934
Accounts and notes receivable, net	24,662	29,838
Property held for sale	13,644	─
Income taxes receivable	9,531	─
Other current assets	9,564	10,389
Total current assets	131,503	99,427

Property, equipment and capital leases	818,911	844,345
Less accumulated depreciation and amortization	(261,109)	(258,100)
Property, equipment and capital leases, net	557,802	586,245

Goodwill, net	98,736	105,762
Trademarks, trade names and other intangible assets, net	12,160	12,418
Noncurrent restricted cash	3,613	11,192
Investment in direct financing leases and noncurrent portion of notes receivable	3,614	4,764
Debt origination costs and other assets, net	13,586	16,504
Intangibles and other assets, net	131,709	150,640
Total assets	$821,014	$836,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,475	$20,762
Deposits from franchisees	2,489	3,213
Accrued liabilities	34,657	46,200
Income taxes payable	–	1,016
Obligations under capital leases and long-term debt due within one year	48,257	41,351
Total current liabilities	104,878	112,542

Obligations under capital leases due after one year	33,835	34,503
Long-term debt due after one year	677,608	720,953
Deferred income taxes	28,617	14,347
Other noncurrent liabilities	19,332	18,083

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000 shares authorized; 117,329,707 shares issued ( 117,044,879 shares issued at August 31, 2008)	1,172	1,170
Paid-in capital	214,039	209,316
Retained earnings	615,738	599,956
Accumulated other comprehensive loss	(1,790)	(2,191)
	829,159	808,251
Treasury stock, at cost; 56,604,849 common shares	(872,415)	(872,367)
Total stockholders’ deficit	(43,256)	(64,116)
Total liabilities and stockholders’ deficit	$821,014	$836,312

See accompanying notes.

Index

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Six months ended

	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenues:
Partner Drive-In sales	$141,708	$147,139	$294,755	$306,424
Franchise Drive-Ins:
Franchise royalties	26,376	25,684	55,431	54,323
Franchise fees	851	1,019	2,022	2,259
Other	62	779	855	1,796
	168,997	174,621	353,063	364,802
Costs and expenses:
Partner Drive-Ins:
Food and packaging	39,232	39,073	81,656	80,151
Payroll and other employee benefits	47,463	45,732	97,326	95,048
Minority interest in earnings of Partner Drive-Ins	3,064	4,796	6,889	10,092
Other operating expenses, exclusive of depreciation and amortization included below	32,025	29,896	66,548	63,380
	121,784	119,497	252,419	248,671

Selling, general and administrative	16,300	15,540	32,462	30,454
Depreciation and amortization	12,529	12,694	25,548	24,900
Provision for impairment of long-lived assets	–	99	414	99
	150,613	147,830	310,843	304,124
Income from operations	18,384	26,791	42,220	60,678

Interest expense	11,075	12,827	23,128	25,496
Interest income	(297)	(613)	(684)	(1,302)
Gain from early extinguishment of debt	(6,382)	–	(6,382)	–
Interest and other expense, net	4,396	12,214	16,062	24,194
Income before income taxes	13,988	14,577	26,158	36,484
Provision for income taxes	5,337	5,324	10,376	13,648
Net income	$8,651	$9,253	$15,782	$22,836

Net income per share – basic	$.14	$.15	$.26	$.38

Net income per share – diluted	$.14	$.15	$.26	$.36

See accompanying notes.

Index

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Six months ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net income	$15,782	$22,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,548	24,900
Stock-based compensation expense	3,658	3,833
Gain from early extinguishment of debt	(6,382)	–
Other	4,541	1,152
(Increase) decrease in operating assets	4,192	8,545
Increase (decrease) in operating liabilities:
Accounts payable	(3,630)	(1,636)
Accrued and other liabilities	(7,848)	(13,613)
Total adjustments	20,079	23,181
Net cash provided by operating activities	35,861	46,017

Cash flows from investing activities:
Purchases of property and equipment	(22,223)	(44,076)
Proceeds from sale of Partner Drive-Ins	17,305	4,560
Prepayment for acquisition of business	─	(12,751)
Acquisition of businesses, net of cash received	─	(6,288)
Proceeds from sale of minority interests in Partner Drive-Ins	3,088	1,823
Purchases of minority interests in Partner Drive-Ins	(4,399)	(2,924)
Other	529	(584)
Net cash used in investing activities	(5,700)	(60,240)

Cash flows from financing activities:
Payments on and purchases of long-term debt	(41,308)	(65,122)
Proceeds from long-term borrowings	12,266	118,000
Purchases of treasury stock	─	(46,628)
Proceeds from exercise of stock options	1,723	2,932
Restricted cash for debt obligations	8,189	(76)
Other	2,614	(1,169)
Net cash (used in) provided by financing activities	(16,516)	7,937

Net increase (decrease) in cash and cash equivalents	13,645	(6,286)
Cash and cash equivalents at beginning of period	44,266	25,425
Cash and cash equivalents at end of period	$57,911	$19,139

Supplemental Cash Flow Information:
Additions to capital lease obligations	$889	$–

See accompanying notes

Index

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2008.  The results of operations for the three- and six-month periods ended February 28, 2009, are not necessarily indicative of the results to be expected for the full year ending August 31, 2009.

2. Reclassifications

Certain amounts have been reclassified on the condensed consolidated financial statements to conform to the fiscal year 2009 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Numerator:
Net income	$8,651	$9,253	$15,782	$22,836
Denominator:
Weighted average shares outstanding – basic	60,646	60,303	60,553	60,538
Effect of dilutive employee stock options	502	2,081	626	2,186
Weighted average shares – diluted	61,148	62,384	61,179	62,724

Net income per share – basic	$.14	$.15	$.26	$.38

Net income per share – diluted	$.14	$.15	$.26	$.36

4. Property Held for Sale and Impairment of Goodwill and Long-Lived Assets

Property held for sale consists of Partner Drive-Ins that we expect to sell within one year. Such assets are classified as property held for sale upon meeting the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  These assets are recorded at the lower of the carrying amount or fair value less costs to sell.  Assets are no longer depreciated once classified as held for sale.

Also in accordance with SFAS 144, the Company assesses long-lived assets used in operations for possible impairment losses when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.  Through the first six months of fiscal 2009, we have reviewed Partner Drive-Ins and other long-lived assets with combined carrying amounts of $32,455 in property, equipment and capital leases for possible impairment, resulting in impairment charges totaling $414 to write down certain assets to their fair value. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down additional operating assets to fair value.

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we estimate the fair value

Index
of our reporting units, Partner Drive-Ins and Franchise Operations, using the income and market approaches to value.  These valuation methods incorporate estimates and assumptions about sales, operating margins, growth rates, discount rates, market multiples and other factors.  There are inherent uncertainties related to these factors and management’s judgment in applying them.  We could be required to evaluate the recoverability of goodwill prior to the annual assessment if operating results or market capitalization continues to decline, or as a result of allocating goodwill to Partner Drive-Ins that are sold.  Such events could result in goodwill impairment charges in the future.  As of February 28, 2009, we had $98,736 of goodwill.

5. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $2,500.  In October 2008, the agreement was amended to increase the aggregate limit to a level not to exceed $3,750.  As of February 28, 2009, the total amount guaranteed under the Irwin agreement was $764.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2016.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. The Company’s liability for this guarantee, which is based on fair value, is $302 as of February 28, 2009.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of February 28, 2009, the total amount guaranteed under the GEC agreement was $1,462. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third party lessors related to the real estate for Partner Drive-Ins that was sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2009, the amount remaining under the guaranteed lease obligations for which no liability has been provided totaled $6,102.  In addition, capital lease obligations totaling $994 are still reflected as liabilities as of February 28, 2009 for properties sold to franchisees.  At this time, the Company does not anticipate any default under the foregoing leases.

Effective November 30, 2005 the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate. In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of February 28, 2009, the balance of the loan was $754, and an immaterial liability has been provided for the fair value of this guarantee.

6. Debt and Other Comprehensive Income

In February 2009, the Company purchased $24,985 in face value of its 5.7% fixed rate notes at a discount.  The net gain, after the write-off of associated debt costs, was $6,382 and is included as gain from early extinguishment of debt, offsetting net interest expense for the three- and six-month periods ended February 28, 2009.  For more information regarding the Company’s variable and fixed rate notes, see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.

On March 4, 2009, following prior downgrades, Moody’s placed on review for possible further downgrade the credit rating of the third-party insurance company that provides credit enhancements in the form of financial

Index

guaranties of our fixed and variable rate note payments.  We are unable to determine whether further downgrades by Moody’s or Standard & Poor’s may occur and what impact prior downgrades have had or further downgrades would have on our insurer’s financial condition.  For information regarding the possible effect on the Company if the insurance company were to become the subject of insolvency or similar proceedings, see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.

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

The following table presents the components of comprehensive income:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Net Income	$8,651	$9,253	$15,782	$22,836
Change in deferred hedging loss, net of tax	242	165	401	331
Total comprehensive income	$8,893	$9,418	$16,183	$23,167

7. Segment Information

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

Based on internal reporting and management structure, the Company has two reportable segments: Partner Drive-Ins and Franchise Operations.  The Partner Drive-Ins segment consists of the drive-in operations in which the Company owns a majority interest and derives its revenues from operating drive-in restaurants.  The Franchise Operations segment consists of franchising activities and derives its revenues from royalties and initial franchise fees received from franchisees.  The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in our most recent Annual Report on Form 10-K.  Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenues:
Partner Drive-Ins	$141,708	$147,139	$$294,755	$306,424
Franchise Operations	27,227	26,703	57,453	56,582
Unallocated revenues	62	779	855	1,796
	$168,997	$174,621	$353,063	$364,802

Income from Operations:
Partner Drive-Ins	$19,924	$27,642	$42,336	$57,753
Franchise Operations	27,227	26,703	57,453	56,582
Unallocated revenues	62	779	855	1,796
Unallocated expenses:
Selling, general and administrative	(16,300)	(15,540)	(32,462)	(30,454)
Depreciation and amortization	(12,529)	(12,694)	(25,548)	(24,900)
Provision for impairment of long-lived assets	–	(99)	(414)	(99)
	$18,384	$26,791	$42,220	$60,678

Index

8.  Fair Value Measures

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

As of February 28, 2009, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $52,681, $16,191 and $3,613 million of short-term investments recorded in cash and cash equivalents, current restricted cash and noncurrent restricted cash, respectively. The fair value of these accounts is determined based on market-based broker statements, which represents level 1 in the SFAS 157 fair value hierarchy. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

In February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually).  The Company continues to evaluate the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal year 2010.

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

9.  Recently Issued Accounting Pronouncements

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

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company does not anticipate an impact of EITF 08-5 on its consolidated financial position and results of operations.

Index

10.  Subsequent Event

After February 28, 2009, the Company entered into agreements for the sale of the operations of 90 additional Partner Drive-Ins.  These transactions are expected to close during the third fiscal quarter.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Performance in the second quarter ended February 28, 2009 included a decrease in system-wide same-store sales of 3.6% and a decrease in Partner Drive-In same-store sales of 6.0%. Restaurant level and operating margins declined as a result of the de-leveraging impact of lower sales volumes coupled with rising commodity costs.

For the second quarter of fiscal 2009, revenues decreased 3.2%, while operating income decreased 31.4%.  Net income decreased 6.5% during the quarter and earnings per share decreased 6.7% to $0.14 per diluted share from $0.15 in the year-earlier period.  For the first half of fiscal 2009, revenues decreased 3.2%, while operating income decreased 30.4%.  Net income decreased 30.9% during the period and earnings per share decreased 27.8% to $0.26 from $0.36 in the year-earlier period.  Net income for both the second quarter and the first half of fiscal 2009 includes a gain on early extinguishment of debt totaling $6.4 million.

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

System-Wide Performance ($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Percentage increase in sales	1.5%	7.7%	1.6%	7.3%

System-wide drive-ins in operation (1):
Total at beginning of period	3,505	3,368	3,475	3,343
Opened	27	34	66	70
Closed (net of re-openings)	(21)	(8)	(30)	(19)
Total at end of period	3,511	3,394	3,511	3,394

Average sales per drive-in:	$242	$248	$503	$516
Change in same-store sales (2):	(3.6%)	3.2%	(3.6%)	2.6%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased 3.6% during the second quarter and first half of fiscal year 2009 as a result of a decrease in average check and, to a lesser extent, a decrease in traffic (number of transactions per drive-in).  Approximately one percentage point of the decline in sales and traffic is attributable to one less day of operations in February 2009 versus February 2008.  The Company has implemented a number of initiatives to improve system-wide same-store sales.  These include implementing a more robust customer satisfaction tool and a new pricing strategy at the drive-in level.  In addition, the Company recently implemented a new Everyday Value Menu.  Traffic improved notably in the second quarter with the implementation of the value menu.

Index

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

System-Wide Drive-In Development

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
New drive-ins:
Partner	3	5	8	10
Franchise	24	29	58	60
System-wide	27	34	66	70
Rebuilds/relocations:
Partner	–	2	2	2
Franchise	12	14	31	29
System-wide	12	16	33	31
Retrofits, including rebuilds/relocations:
Partner	11	39	24	77
Franchise	112	200	240	402
System-wide	123	239	264	479

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
(In thousands)

	Three Months Ended			Percent
	February 28,	February 29,	Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$141,708	$147,139	$ (5,431)	(3.7%)
Franchise revenues:
Franchise royalties	26,376	25,684	692	2.7%
Franchise fees	851	1,019	(168)	(16.5%)
Other	62	779	(717)	(92.0%)
Total revenues	$168,997	$174,621	$(5,624)	(3.2%)

	Six Months Ended			Percent
	February 28,	February 29,	Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$294,755	$306,424	$(11,669)	(3.8%)
Franchise revenues:
Franchise royalties	55,431	54,323	1,108	2.0%
Franchise fees	2,022	2,259	(237)	(10.5%)
Other	855	1,796	(941)	(52.4%)
Total revenues	$353,063	$364,802	$(11,739)	(3.2%)

Index

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Partner Drive-In sales	$141,708	$147,139	$294,755	$306,424
Percentage change	(3.7%)	7.4%	(3.8%)	8.1%

Drive-ins in operation (1):
Total at beginning of period	680	662	684	654
Opened	3	5	8	10
Acquired from (sold to) franchisees	(9)	(1)	(17)	4
Closed	(5)	(1)	(6)	(3)
Total at end of period	669	665	669	665

Average sales per drive-in	$212	$223	$440	$467
Percentage change	(4.9%)	3.1%	(5.8%)	3.5%

Change in same-store sales (2)	(6.0%)	2.3%	(6.3%)	2.8%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Partner Drive-In sales decreased 3.7% for the second quarter and declined 3.8% for the first half of fiscal year 2009.  These decreases were largely driven by the decline in same-store sales for existing drive-ins in both periods and the refranchising of 17 Partner Drive-Ins, which was partially offset by sales from newly constructed and acquired drive-ins.  Current and future initiatives to improve same-store sales are designed to provide a unique and high quality customer service experience.  The Company has restructured the organization, simplified incentive compensation plans for store-level management, implemented a more robust customer service satisfaction tool, and implemented a more effective pricing strategy at the drive-in level.

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

Index

Franchise Information ($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Franchise fees and royalties (1)	$27,227	$26,703	$57,453	$56,582
Percentage increase	2.0%	15.1%	1.5%	14.6%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,825	2,706	2,791	2,689
Opened	24	29	58	60
Acquired from (sold to) company	9	1	17	(4)
Closed	(16)	(7)	(24)	(16)
Total at end of period	2,842	2,729	2,842	2,729

Franchise Drive-In sales	$705,151	$687,268	$1,463,553	$1,423,543
Percentage increase	2.6%	7.7%	2.8%	7.1%

Effective royalty rate	3.74%	3.74%	3.79%	3.82%

Average sales per Franchise Drive-In	$250	$255	$520	$529

Change in same-store sales (3)	(3.0%)	3.4%	(3.0%)	2.6%

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

Franchise royalties experienced a 2.7% increase in the second quarter related primarily to royalties from new Franchise Drive-Ins.  This increase was offset by the impact of the decline in same-store sales at Franchise Drive-Ins.  For the first half of fiscal year 2009, franchise royalties increased 2.0% related primarily to royalties from new Franchise Drive-Ins, offset by the decline in same-store sales at Franchise Drive-Ins and the impact of the decreasing effective royalty rate.

Franchise fees decreased by $0.2 million in the second fiscal quarter and $0.2 million for the first half of fiscal 2009 compared to the same periods in the prior year.  The decline resulted from fewer Franchise Drive-In openings, in addition to a decline in fees associated with the termination of area development agreements compared to the prior-year period.

Operating Expenses. The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Three months ended		Percentage points
	February 28, 2009	February 29, 2008	Increase/ (Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.7%	26.5%	1.2
Payroll and other employee benefits	33.4	31.1	2.3
Minority interest in earnings of Partner Drive-Ins	2.2	3.3	(1.1)
Other operating expenses	22.6	20.3	2.3
	85.9%	81.2%	4.7

Index

Restaurant-Level Margins (continued)

	Six months ended		Percentage points
	February 28, 2009	February 29, 2008	Increase/ (Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.7%	26.2%	1.5
Payroll and other employee benefits	33.0	31.0	2.0
Minority interest in earnings of Partner Drive-Ins	2.3	3.3	(1.0)
Other operating expenses	22.6	20.7	1.9
	85.6%	81.2%	4.4

Restaurant-level margins declined overall for both the three- and six-month periods compared to the same period of the prior year.  The declines resulted from higher commodity prices, higher labor costs driven by minimum wage increases and the de-leveraging impact of lower sales.  The impact from these margin pressures were offset by a decline in minority partners’ share of earnings.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 4.9% to $16.3 million during the second fiscal quarter of 2009 compared to the same period of fiscal year 2008, and increased 6.6% to $32.5 million for the first six months of 2009 versus the same period of 2008.  This rate of increase is below our historical trend and relates to our recent refranchising efforts.  As we complete the refranchising of additional Partner Drive-Ins, we expect that the rate of increase in SG&A will continue to be below historical levels.

Depreciation and Amortization.  Depreciation and amortization expense decreased 1.3% to $12.5 million in the second quarter of fiscal year 2009, and increased 2.6% to $25.5 million for the first six months of 2009.  Capital expenditures during the first six months of fiscal year 2009 were $25.2 million. Looking forward, capital expenditures are expected to total approximately $55 to $60 million for the year.

Interest and Other Expense, Net. Interest and other expense, net decreased $7.8 million to $4.4 million for the second quarter and decreased $8.1 million to $16.1 million for the first six months of fiscal year 2009 as compared to the same periods in fiscal year 2008. The primary cause for these decreases is the $6.4 million gain from early extinguishment of debt that resulted from purchasing $25.0 million of the Company’s fixed rate notes at a discount in February 2009. Excluding the gain, the decrease in net interest expense was $1.4 million for the second quarter, and $1.8 million for the first six months of fiscal 2009. These decreases primarily relate to the reduction in debt due to scheduled amortization payments on our fixed rate notes, and a declining rate on our variable rate notes.  We expect the purchase of debt to result in an annualized decrease in interest expense of approximately $1.3 million going forward.

Income Taxes.  Our income tax rate during the second quarter was approximately 38.2%, as compared to 36.5% for the same period of 2008. The provision for income taxes reflects an effective tax rate of 39.7% for the first half of fiscal year 2009 as compared to 37.4% in the same period of 2008.   The higher rate for fiscal year 2009 is attributable to non-recurring tax benefits that were recognized in fiscal year 2008.   Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first six months of fiscal year 2009, current assets increased 32.3% to $131.5 million compared to $99.4 million as of the prior fiscal year end. Cash balances increased $13.6 million primarily as a result of advances under the Company’s variable funding notes and property held for sale increased $13.6 million as a result of refranchising plans as of February 28, 2009.  Net property and equipment decreased approximately $28.4 million, primarily as a result of depreciation of $25.5 million, the disposition of $13.4 million in assets related to the refranchising of 17 Partner Drive-Ins, reclassification of $7.1 million to property held for sale, offset by capital expenditures of $25.2 million for the six months.  The $7.6 million decrease in noncurrent restricted cash relates to meeting minimum requirements under the Company’s debt agreements that allow for funds to move to unrestricted cash.  We expect that we will need to transfer these funds back into the restricted cash account during the third quarter.  The increase in current assets was offset by the declines in non-current assets to produce a 1.8% decrease in total assets to $821.0 million as of the end of the second quarter of fiscal year 2009.

Index

Total current liabilities decreased $7.7 million or 6.8% during the first six months of fiscal year 2009 primarily as a result of the general decline in accrued liabilities associated with lower sales.  The noncurrent portion of long-term debt decreased $43.3 million or 6.0% reflecting scheduled principal payments and the purchase of a portion of the fixed rate notes, offset by net advances of $12.3 on the variable rate notes. Overall, total liabilities decreased $48.2 million or 5.3% as a result of the items discussed above.

Stockholders’ deficit decreased $20.9 million or 32.5% during the first six months of fiscal year 2009 due to income from operations and $4.7 million in additional capital from exercises of stock options.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $10.2 million or 22.1% to $35.9 million in the first six months of 2009 as compared to $46.0 million in the same period of fiscal year 2008.  This decrease resulted primarily from lower operating income for the first six months of fiscal 2009.

Investing Cash Flows.  Net cash used in investing activities decreased by $54.5 million to $5.7 million in the first six months of 2009 as compared to $60.2 million in the same period of fiscal year 2008.  Purchases of property and equipment of $22.2 million were mostly offset by proceeds of $17.3 million from the sale of the operations and a portion of the real estate for 17 Partner Drive-Ins.  We opened six newly constructed Partner Drive-Ins, purchasing the real estate for all of these new drive-ins.  The following table sets forth the components of our investments in capital additions for the first six months of fiscal year 2009 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$14.0
Retrofits, drive-thru additions and LED signs in existing drive-ins	4.4
Rebuilds, relocations and remodels of existing drive-ins	1.5
Replacement equipment for existing drive-ins and other	2.3
Total investing cash flows for capital additions	$22.2

Financing Cash Flows.  Net cash used in financing activities increased by $24.5 million to $16.5 million in the first six months of 2009 as compared to $7.9 million provided in the same period of fiscal year 2008.  The increase resulted from having sufficient cash on hand to fund operating and investing activities.  In addition, no purchases of treasury stock were made during the first six months of fiscal year 2009 compared to $46.6 million purchased in the same period of the prior year.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $187.7  million in borrowings and certain other credit instruments, including letters of credit. As of February 28, 2009, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.83%, as well as $0.4 million in outstanding letters of credit.   During the second quarter, upon request of the Company to draw down the remaining $12.3 million in variable funding notes from one of the lenders, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation. The Company no longer considers the $12.3 million to be available as reflected in the $187.7 million availability above.  See Note 9 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for additional information regarding our long-term debt.

In conjunction with the Company’s refranchising initiative, subsequent to February 28, 2009, the Company entered into agreements for the sale of the operations of 90 additional Partner Drive-Ins.  These transactions are expected to close during the third fiscal quarter.

We plan capital expenditures of approximately $55 to $60 million in fiscal year 2009.  These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures.  We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of February 28, 2009, our total current cash balance of $77.7 million ($57.9 million of unrestricted and $19.8 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activities, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

Index

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

Interest Rate Risk.  Our exposure to interest rate risk at February 28, 2009 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At February 28, 2009, the fair value of the fixed rate notes was estimated at $446.3 million versus carrying value of $535.3 million (including accrued interest).  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $11.9 million or increase by approximately $12.3 million, respectively.  The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.  Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement).  Management believes this fair value is a reasonable estimate with the information that is available.  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at February 28, 2009 totaled $187.3 million, with a variable rate of 1.83%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax.  At February 28, 2009, the fair value of the variable funding notes was estimated at $139.3 million versus carrying value of $187.3 million (including accrued interest).  Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $5.0 million or increase by approximately $5.2 million, respectively.  The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.  The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

Item 1A. Risk Factors

On March 4, 2009, following previous downgrades, Moody’s placed on review for possible further downgrade the credit rating of the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments.  On November 5, 2008, Moody’s downgraded the insurer’s credit rating to Baa1.  We are unable to determine whether further downgrades by Moody’s or Standard & Poor’s may occur and what impact prior downgrades have had or further downgrades would have on our insurer’s financial condition.  For information regarding the consequences if the insurance company were to become the subject of insolvency or similar proceedings, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008.

Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On January 15, 2009, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Larry Nichols, Michael J. Maples and Frank Richardson as directors for three-year terms expiring at the annual meeting to be held in 2012. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
Michael J. Maples	53,478,794	2,204,963
J. Larry Nichols	49,429,963	6,253,794
Frank E. Richardson	50,327,082	5,356,675

Other directors of the Company whose terms continued after the meeting are J. Clifford Hudson, Leonard Lieberman, H.E. Rainbolt, Federico F. Peña and Robert M. Rosenberg.

Item 5.      Other Information

None.

Index

Item 6.    Exhibits

10.01  Employment Agreement with J. Clifford Hudson dated December 15, 2008
10.02  Employment Agreement with Paige S. Bass dated December 15, 2008
10.03  Employment Agreement with Carolyn C. Cummins dated December 15, 2008
10.04  Employment Agreement with Terry D. Harryman dated December 15, 2008
10.05  Employment Agreement with W. Scott McLain dated December 15, 2008
10.06  Employment Agreement with Claudia San Pedro dated December 15, 2008
10.07  Employment Agreement with E. Edward Saroch dated December 15, 2008
10.08  Employment Agreement with Sharon T. Strickland dated December 15, 2008
10.09  Employment Agreement with Stephen C. Vaughan dated December 15, 2008
31.01  Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02  Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date:  April 8, 2009

Index

EXHIBIT INDEX

Exhibit Number and Description

10.01	Employment Agreement with J. Clifford Hudson dated December 15, 2008
10.02	Employment Agreement with Paige S. Bass dated December 15, 2008
10.03	Employment Agreement with Carolyn C. Cummins dated December 15, 2008
10.04	Employment Agreement with Terry D. Harryman dated December 15, 2008
10.05	Employment Agreement with W. Scott McLain dated December 15, 2008
10.06	Employment Agreement with Claudia San Pedro dated December 15, 2008
10.07	Employment Agreement with E. Edward Saroch dated December 15, 2008
10.08	Employment Agreement with Sharon T. Strickland dated December 15, 2008
10.09	Employment Agreement with Stephen C. Vaughan dated December 15, 2008
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350