Form 10-Q
period 2009-05-31
SONIC CORP
filed 2009-07-10
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes____.    No____.

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

As of May 31, 2009, the Registrant had 61,043,164 shares of common stock issued and outstanding (excluding 56,683,942 shares of common stock held as treasury stock).

SONIC CORP.
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
	(Unaudited)
ASSETS	May 31, 2009	August 31, 2008
Current assets:
Cash and cash equivalents	$112,750	$44,266
Restricted cash	17,236	14,934
Accounts and notes receivable, net	31,815	29,838
Assets held for sale	9,058	─
Other current assets	6,908	10,389
Total current assets	177,767	99,427

Property, equipment and capital leases	767,374	844,345
Less accumulated depreciation and amortization	(235,995)	(258,100)
Property, equipment and capital leases, net	531,379	586,245

Goodwill, net	75,761	105,762
Trademarks, trade names and other intangible assets, net	12,087	12,418
Noncurrent restricted cash	10,744	11,192
Investment in direct financing leases and noncurrent portion of notes receivable	5,092	4,764
Debt origination costs and other assets, net	15,425	16,504
Intangibles and other assets, net	119,109	150,640
Total assets	$828,255	$836,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,674	$20,762
Deposits from franchisees	2,072	3,213
Accrued liabilities	35,464	46,200
Income taxes payable	─	1,016
Obligations under capital leases and long-term debt due within one year	51,710	41,351
Total current liabilities	101,920	112,542

Obligations under capital leases due after one year	33,031	34,503
Long-term debt due after one year	664,156	720,953
Deferred income taxes	30,222	14,347
Other noncurrent liabilities	21,916	18,083

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000 shares authorized; 117,727 shares issued (117,045 shares issued at August 31, 2008)	1,176	1,170
Paid-in capital	218,048	209,316
Retained earnings	632,510	599,956
Accumulated other comprehensive loss	(1,643)	(2,191)
	850,091	808,251
Treasury stock, at cost; 56,684 common shares (56,000 shares at August 31, 2008)	(873,081)	(872,367)
Total stockholders’ deficit	(22,990)	(64,116)
Total liabilities and stockholders’ deficit	$828,255	$836,312
See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
	(Unaudited) Three months ended		(Unaudited) Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenues:
Partner Drive-In sales	$144,279	$178,338	$439,034	$484,762
Franchise Drive-Ins:
Franchise royalties	33,399	32,463	88,830	86,786
Franchise fees	1,350	1,410	3,372	3,669
Gain on sale of Partner Drive-Ins	10,846	─	10,917	─
Other	2,029	787	2,813	2,583
	191,903	212,998	544,966	577,800
Costs and expenses:
Partner Drive-Ins:
Food and packaging	39,457	47,150	121,113	127,301
Payroll and other employee benefits	45,204	54,405	142,530	149,453
Minority interest in earnings of Partner Drive-Ins	4,781	6,488	11,670	16,580
Other operating expenses, exclusive of depreciation and amortization included below	30,365	36,471	96,913	99,851
	119,807	144,514	372,226	393,185

Selling, general and administrative	16,420	15,716	48,882	46,170
Depreciation and amortization	11,454	13,044	37,002	37,944
Provision for impairment of long-lived assets	7,489	–	7,903	99
	155,170	173,274	466,013	477,398
Income from operations	36,733	39,724	78,953	100,402

Interest expense	10,311	12,340	33,439	37,836
Gain on early extinguishment of debt	–	–	(6,382)	–
Interest income	(400)	(372)	(1,084)	(1,674)
Interest and other expense, net	9,911	11,968	25,973	36,162
Income before income taxes	26,822	27,756	52,980	64,240
Provision for income taxes	10,049	10,517	20,426	24,165
Net income	$16,773	$17,239	$32,554	$40,075

Net income per share – basic	$.28	$.29	$.54	$.66

Net income per share – diluted	$.27	$.28	$.53	$.64

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Nine months ended
	May 31,
	2009	2008
Cash flows from operating activities:
Net income	$32,554	$40,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,002	37,944
Stock-based compensation expense	5,306	5,765
Gain on disposition of assets	(10,515)	–
Gain from early extinguishment of debt	(6,382)	–
Provision for impairment of long-lived assets	7,903	99
Amortization of debt costs to interest expense	3,459	3,640
Other	3,207	(3,132)
Decrease (increase) in operating assets	(2,848)	5,244
Increase (decrease) in operating liabilities:
Accounts payable	(5,974)	1,657
Accrued and other liabilities	(1,582)	(800)
Total adjustments	29,576	50,417
Net cash provided by operating activities	62,130	90,492

Cash flows from investing activities:
Purchases of property and equipment	(29,953)	(73,035)
Acquisition of businesses, net of cash received	–	(19,253)
Proceeds from disposition of assets, net of cash paid	81,007	4,685
Proceeds from sale of minority interests in Partner Drive-Ins	3,926	3,442
Purchases of minority interests in Partner Drive-Ins	(10,059)	(4,210)
Other	516	636
Net cash provided by (used in) investing activities	45,437	(87,735)

Cash flows from financing activities:
Payments on and purchases of long-term debt	(51,315)	(104,785)
Proceeds from long-term borrowings	12,266	140,000
Purchases of treasury stock	–	(46,628)
Restricted cash for securitization obligations	(1,069)	(1,681)
Proceeds from exercise of stock options	3,518	5,249
Other	(2,483)	3,336
Net cash used in financing activities	(39,083)	(4,509)

Net increase (decrease) in cash and cash equivalents	68,484	(1,752)
Cash and cash equivalents at beginning of period	44,266	25,425
Cash and cash equivalents at end of period	$112,750	$23,673

Supplemental cash flow information:
Stock options exercised by stock swap	$713	$488

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2008.  The results of operations for the three-and nine-month periods ended May 31, 2009, are not "necessarily" indicative of the results to be expected for the full year ending August 31, 2009.

2. Reclassifications

Certain amounts have been reclassified on the Condensed Consolidated Financial Statements to conform to the fiscal year 2009 presentation.

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Numerator:
Net income	$16,773	$17,239	$32,554	$40,075
Denominator:
Weighted average shares outstanding – basic	60,886	60,167	60,664	60,414
Effect of dilutive employee stock options	329	1,856	527	2,077
Weighted average shares – diluted	61,215	62,023	61,191	62,491

Net income per share – basic	$.28	$.29	$.54	$.66

Net income per share – diluted	$.27	$.28	$.53	$.64

4. Assets Held for Sale and Impairment of Goodwill and Long-Lived Assets

Assets held for sale consists of Partner Drive-Ins that we expect to sell within one year.  Such assets are classified as assets held for sale upon meeting the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  These assets are recorded at the lower of the carrying amount or fair values less costs to sell.  Assets are no longer depreciated once classified as held for sale.  The following table sets forth the components of assets held for sale:

	May 31, 2009	August 31, 2008
Assets:
Property, equipment and capital leases	$4,904	$–
Goodwill, net:	3,572	–
Other	582	–
Total assets held for sale	9,058	–

Also in accordance with SFAS 144, the Company assesses long-lived assets used in operations for possible impairment losses when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.  We assess the recoverability of our Partner Drive-Ins by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Partner Drive-Ins.  This involves estimating same-store sales and margins for the cash flows period.  The amount of impairment, if any is measured based on projected discounted future net cash flows.  When impairment exists, the carrying value of the asset is written-down to fair value.  During the third quarter of fiscal 2009, we reviewed Partner Drive-Ins and other long-lived assets with combined carrying amounts of $28,655 in property, equipment and capital leases for possible impairment, which resulted in impairment charges totaling $7,489 to write down certain assets to their fair value.  Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down additional operating assets to fair value.

5. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement, which was amended in October 2008, provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750.  As of May 31, 2009, the total amount guaranteed under the Irwin agreement was $743.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2016.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.  The Company’s liability for this guarantee, which is based on fair value, is $292 as of May 31, 2009.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of May 31, 2009, the total amount guaranteed under the GEC agreement was $1,336. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2012. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.   Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2009, the amount remaining under the guaranteed lease obligations totaled $9,127.  At this time, the Company has no reason to anticipate any default under the foregoing leases; therefore, no liability has been provided as of May 31, 2009.  In addition, capital lease obligations totaling $986 are still reflected as liabilities as of May 31, 2009 for properties sold to franchisees.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee. As of May 31, 2009, the balance of the loan was $564, and an immaterial liability has been provided for the fair value of this guarantee.

6. Debt and Other Comprehensive Income

In February 2009, the Company purchased $24,985 in face value of its 5.7% fixed rate notes at a discount.  The net gain, after the write-off of associated debt costs, was $6,382 and is included as gain from early extinguishment of debt, offsetting net interest expense for the nine-month period ended May 31, 2009.  For more information regarding the Company’s variable and fixed rate notes, see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.

Following previous downgrades, Moody’s (on April 13, 2009) and Standard & Poor’s (on June 24, 2009) further downgraded the credit rating of the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments.  We are unable to determine whether additional downgrades by Moody’s or Standard & Poor’s may occur and what impact prior downgrades have had or additional downgrades would have on our insurer’s financial condition.  For information regarding the possible effect on the Company if the insurance company were to become the subject of insolvency or similar proceedings, see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.

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

The following table presents the components of comprehensive income:

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Net Income	$16,773	$17,239	$32,554	$40,075
Decrease in deferred hedging loss	147	164	548	495
Total comprehensive income	$16,920	$17,403	$33,102	$40,570

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenues:
Partner Drive-Ins	$155,125	$178,338	$449,951	$484,762
Franchise Operations	34,749	33,873	92,202	90,455
Unallocated revenues	2,029	787	2,813	2,583
	$191,903	$212,998	$544,966	$577,800

Income from Operations:
Partner Drive-Ins	$27,829	$33,824	$69,822	$91,478
Franchise Operations	34,749	33,873	92,202	90,455
Unallocated revenues	2,029	787	2,813	2,583
Unallocated expenses:
Selling, general and administrative	(16,420)	(15,716)	(48,882)	(46,170)
Depreciation and amortization	(11,454)	(13,044)	(37,002)	(37,944)
	$36,733	$39,724	$78,953	$100,402

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

As of May 31, 2009, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $112,481, $17,236, and $10,744 of short-term investments recorded in cash and cash equivalents, current restricted cash and noncurrent restricted cash, respectively.  The fair value of these accounts is determined based on quoted market prices which represents level 1 in the SFAS 157 fair value hierarchy. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" which permitted a one-year deferral for the implementation of SFAS 157 for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually).  The Company continues to evaluate the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities and plans to implement at the beginning of fiscal year 2010.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and is effective for our current fiscal year.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore, the standard did not have any effect on the Condensed Consolidated Financial Statements.

9.  Refranchising of Partner Drive-Ins

During the third quarter of fiscal 2009, we completed six transactions to refranchise the operations of 177 existing Partner Drive-Ins to both new and existing franchisees.  As a result of this action, we recorded a $10.8 million gain.  For the first nine months of fiscal 2009, we have refranchised 194 existing Partner Drive–Ins and recorded a $10.9 million gain.

10.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”).  This standard retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after September 1, 2009.  The Company is evaluating the impact that SFAS 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS 160”).  This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning September 1, 2009.  The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position and results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Performance in the third quarter ended May 31, 2009 included a decrease in system-wide same-store sales of 5.4% and a decrease in Partner Drive-In same-store sales of 7.7%. Restaurant level and operating margins declined as a result of the de-leveraging impact of lower sales volumes coupled with rising commodity costs.

For the third quarter of fiscal 2009, revenues decreased 9.9%, while operating income decreased 7.5%.  Net income decreased 2.7% during the quarter and earnings per share decreased 3.5% to $0.27 per diluted share from $0.28 in the year-earlier period.  For the first nine months of fiscal 2009, revenues decreased 5.7%, while operating income decreased 21.4%.  Net income decreased 18.8% during the period and earnings per share decreased 18.2% to $0.53 from $0.64 in the year-earlier period.  Net income for the third quarter of fiscal 2009 included a gain on the refranchising of Partner Drive-Ins of $10.8 million and a provision for the impairment of long-lived assets of $7.9 million, Net income for the first nine months of fiscal 2009 includes the aforementioned items and a gain on early extinguishment of debt totaling $6.4 million.

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

System-Wide Performance ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Percentage increase (decrease) in sales	(0.9%)	4.1%	0.6%	6.3%

System-wide drive-ins in operation (1):
Total at beginning of period	3,511	3,394	3,475	3,343
Opened	34	41	100	111
Closed (net of re-openings)	(19)	(7)	(49)	(26)
Total at end of period	3,526	3,428	3,526	3,428

Average sales per drive-in:	$287	$299	$789	$814

Change in same-store sales (2):	(5.4%)	(0.4%)	(4.3%)	1.5%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased during the third quarter as a result of a decline in average check and, to a lesser extent, a decrease in traffic (number of transactions per drive-in).  The Company has implemented a number of initiatives to improve system-wide same-store sales.  These include promotions that drive traffic such as the Everyday Value Menu, loyalty, such as Happy Hour, and check.  Traffic improved in the second and third quarters with the implementation of the Everyday Value Menu as well as other initiatives. In addition, the system is implementing a new pricing tool at the drive-in level as well as other initiatives designed to elevate the level of customer service.

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

System-Wide Drive-In Development

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
New drive-ins:
Partner	2	6	10	16
Franchise	32	35	90	95
System-wide	34	41	100	111
Rebuilds/relocations:
Partner	2	1	4	4
Franchise	9	16	40	45
System-wide	11	17	44	49
Retrofits, including rebuilds/relocations:
Partner	4	51	23	128
Franchise	82	228	327	630
System-wide	84	279	350	758

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
(In thousands)
	Three months ended			Percent
	May 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$144,279	$178,338	$(34,059)	(19.1%)
Franchise revenues:
Franchise royalties	33,399	32,463	936	2.9%
Franchise fees	1,350	1,410	(60)	(4.3%)
Gain on sale of Partner Drive-Ins	10,846	─	10, 846	100.0%
Other	2,029	787	1,242	157.8%
Total revenues	$191,903	$212,998	$(21,095)	(9.9%)

	Nine months ended			Percent
	May 31,		Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$439,034	$484,762	$(45,728)	(9.4%)
Franchise revenues:
Franchise royalties	88,830	86,786	2,044	2.4%
Franchise fees	3,372	3,669	(297)	(8.1%)
Gain on sale of Partner Drive-Ins	10,917	─	10,917	100.0%
Other	2,813	2,583	230	8.9%
Total revenues	$544,966	$577,800	$(32,834)	(5.7%)

The following table reflects the growth in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Partner Drive-In sales	$144,279	$178,338	$439,034	$484,762
Percentage increase (decrease)	(19.1%)	1.5%	(9.4%)	5.8%

Drive-ins in operation (1):
Total at beginning of period	669	665	684	654
Opened	2	6	10	16
Acquired from (sold to) franchisees	(177)	11	(194)	15
Closed	(2)	–	(8)	(3)
Total at end of period	492	682	492	682

Average sales per drive-in	$249	$264	$689	$732
Percentage increase (decrease)	(5.7%)	(4.1%)	(5.9%)	0.7%

Change in same-store sales (2)	(7.7%)	(3.9%)	(6.8%)	0.3%

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2) Represents percentage change for drive-ins open for a minimum of 15 months.

The decreases in Partner Drive-In sales were largely driven by the decline in same-store sales for existing drive-ins in both periods and the refranchising of 194 Partner Drive-Ins, which was partially offset by sales from newly constructed drive-ins.  The Company has implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales.  These initiatives include restructuring the Partner Drive-In organization, simplifying incentive compensation plans for store-level management, implementing a customer service satisfaction measurement tool, and implementing a more effective pricing tool at the drive-in level.

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

Franchise Information ($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2009	2008	2009	2008
Franchise fees and royalties (1)	$34,749	$33,873	$92,202	$90,455
Percentage increase	2.6%	6.2%	1.9%	11.3%

Franchise Drive-Ins in operation: (1)
Total at beginning of period	2,842	2,729	2,791	2,689
Opened	32	35	90	95
Acquired from (sold to) company	177	(11)	194	(15)
Closed	(17)	(7)	(41)	(23)
Total at end of period	3,034	2,746	3,034	2,746

Franchise Drive-In sales	$861,645	$836,568	$2,312,731	$2,249,589
Percentage increase	3.0%	4.5%	2.8%	6.5%

Effective royalty rate	3.88%	3.88%	3.84%	3.86%

Average sales per Franchise Drive-In	$295	$309	$811	$835

Change in same-store sales (2)	(4.9%)	0.5%	(3.7%)	1.7%

(1) See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis in our
  Annual Report on Form 10-K for the year ended August 31, 2008.

(2) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(3) Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties experienced a 2.9% increase in the third quarter related primarily to royalties from new and refranchised drive-ins.  This increase was offset by the impact of the decline in same-store sales at Franchise Drive-Ins.  For the three quarters of fiscal year 2009, franchise royalties increased 2.4% related primarily to royalties from new Franchise Drive-Ins.

Franchise fees decreased by 4.3% in the third fiscal quarter and 8.1% for the first three quarters of fiscal 2009 compared to the same periods in the prior year.  The decline resulted from fewer Franchise Drive-In openings, in addition to a decline in fees associated with the termination of area development agreements compared to the prior-year period.

The Company recognized a $10.8 million gain from the refranchising of 177 Partner Drive-Ins during the third quarter ended May 31, 2009.  We retained a minority ownership interest in the operations of 82 of the refranchised drive-ins.

Other income increased by $1.2 million to $2.0 million in the third fiscal quarter of 2009 and by $0.2 million to $2.8 million for the first nine months of fiscal 2009.  The increase for the third quarter resulted primarily from rental revenue on refranchised drive-ins in which the Company retained ownership of real estate.

Operating Expenses. The following table presents the overall costs of drive-in operations, as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Three months ended		Percentage points
	May 31,		Increase/
	2009	2008	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.3%	26.4%	0.9
Payroll and other employee benefits	31.3	30.5	0.8
Minority interest in earnings of Partner Drive-Ins	3.3	3.6	(0.3)
Other operating expenses	21.0	20.5	0.5
	82.9%	81.0%	1.9

	Nine months ended		Percentage points
	May 31,		Increase/
	2009	2008	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.6%	26.3%	1.3
Payroll and other employee benefits	32.5	30.8	1.7
Minority interest in earnings of Partner Drive-Ins	2.7	3.4	(0.7)
Other operating expenses	22.1	20.6	1.5
	84.9%	81.1%	3.8

Restaurant-level operating costs increased overall for both the three- and nine-month periods compared to the same periods of the prior year, although to a lesser extent in the third quarter.  The increases resulted from higher commodity prices, higher labor costs driven by minimum wage increases and the de-leveraging impact of lower sales.  The impact from these margin pressures was partially offset by a decline in minority partners’ share of earnings.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 4.5% to $16.4 million during the third fiscal quarter of 2009 compared to the same period of fiscal year 2008, and increased 5.9% to $48.9 million for the first nine months of 2009 versus the same period of 2008.  We anticipate that SG&A costs will continue to increase, but at a more moderate pace in the fourth quarter of fiscal year 2009 as a result of refranchising.

Depreciation and Amortization.  Depreciation and amortization expense decreased 12.2% to $11.5 million in the third quarter of fiscal year 2009, and decreased 2.5% to $37.0 million for the first nine months of 2009.  Capital expenditures during the first nine months of fiscal year 2009 were $30.0 million.  Looking forward to the fourth quarter of 2009, we expect depreciation and amortization to decline in the range of 10% to 15% as a result of refranchising.

Provision for Impairment of Long-Lived Assets.  In the third quarter of fiscal 2009, we recorded a $7.5 million charge primarily related to long-lived asset impairments resulting from the decline in expected cash flows of 12 underperforming restaurants as well as the impairment of assets held for sale.

Interest and Other Expense, Net.  Interest and other expense, net decreased $2.1 million to $9.9 million for the third quarter and decreased $10.2 million to $26.0 million for the first nine months of fiscal year 2009 as compared to the same periods in fiscal year 2008.  The primary cause for the year-to-date decrease is the $6.4 million gain from early extinguishment of debt that resulted from purchasing $25.0 million of the Company’s fixed rate notes at a discount in February 2009. Excluding the gain, the decrease in net interest expense for the third quarter, and for the first nine months of fiscal 2009 primarily relates to the reduction in debt due to scheduled amortization payments on our fixed rate notes, and a declining rate on our variable rate notes.  We expect the purchase of debt to result in an annualized decrease in interest expense of approximately $1.3 million going forward.

Income Taxes.  Our income tax rate during the third quarter was approximately 37.5%, as compared to 37.9% for the same period of 2008. The provision for income taxes reflects an effective tax rate of 38.6% for the nine-month period of fiscal year 2009 as compared to 37.6% in the same period of 2008.   The lower rate for the third quarter of 2009 compared to the second quarter of 2009 primarily relates to the reduction in the reserve for uncertain tax positions and a favorable annual true-up of federal and state taxes that occurred in the quarter.   Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Financial Position

During the first nine months of fiscal year 2009, cash balances increased $68.5 million primarily as a result of refranchising Partner Drive-Ins and advances under the Company’s variable funding notes.  Assets held for sale increased $9.1 million as a result of refranchising plans as of May 31, 2009.  During the third quarter, net property and equipment decreased approximately $54.9 million, primarily as a result of depreciation of $48.9 million, the disposition of $29.7 million in assets related to the refranchising of 177 Partner Drive-Ins and reclassification of assets to assets held for sale, offset by capital expenditures of $30.0 million for the nine months.  Goodwill allocated to refranchised drive-ins resulted in a net decrease of $30.0 million for the first nine months of fiscal year 2009.

Total current liabilities decreased $10.6 million or 9.4% during the first nine months of fiscal year 2009 primarily as a result of the general decline in accounts payable and accrued liabilities associated with lower sales.  The noncurrent portion of long-term debt decreased $56.8 million or 7.9% reflecting scheduled principal payments and the purchase of a portion of the fixed rate notes, offset by net advances of $12.3 million on the variable rate notes.

Stockholders’ deficit decreased $41.1 million or 64.1% during the first nine months of fiscal year 2009 due to income from operations and $8.7 million in additional capital from exercises of stock options.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $28.4 million or 31.3% to $62.1 million in the first nine months of fiscal year 2009 as compared to $90.5 million in the same period of fiscal year 2008.  This decrease resulted primarily from lower operating income for the first nine months of fiscal 2009.

Investing Cash Flows. Net cash generated by investing activities was $45.4 million in the first nine months of 2009 as compared to $87.7 million used in investing activities in the same period of fiscal year 2008.  Purchases of property and equipment of $30.0 million were mre than offset by proceeds of $81.0 million from the sale of the operating assets of 194 Partner Drive-Ins.  We opened ten newly constructed Partner Drive-Ins, purchasing the real estate for all of these new drive-ins.  The following table sets forth the components of our investments in capital additions for the first nine months of fiscal year 2009 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$ 15.0
Retrofits, drive-thru additions and LED signs in existing drive-ins	5.4
Rebuilds, relocations and remodels of existing drive-ins	4.3
Replacement equipment for existing drive-ins and other	5.3
Total investing cash flows for capital additions	$ 30.0

Financing Cash Flows.  Net cash used in financing activities was $39.1million in the first nine months of 2009 as compared to $4.5 million provided in the same period of fiscal year 2008.  The amount used is primarily attributable to the scheduled pay-down and purchase of debt during the period.  In addition, no purchases of treasury stock were made during the first nine months of fiscal year 2009 compared to $46.6 million purchased in the same period of the prior year.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of May 31, 2009, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.5%, as well as $0.4 million in outstanding letters of credit. During the second quarter, upon request of the Company to draw down the remaining $12.3 million in variable funding notes from one of the lenders, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation. The Company no longer considers the $12.3 million to be available.  See Note 9 of the Notes to Consolidated

Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2008 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $45 to $50 million in fiscal year 2009. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofits of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of May 31, 2009, our total cash balance of $140.7 million ($112.7 million of unrestricted and $28.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activities, proceeds from refranchising Partner Drive-Ins, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

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

Interest Rate Risk.  Our exposure to interest rate risk at May 31, 2009 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At May 31, 2009, the fair value of the fixed rate notes was estimated at $438.3 million versus carrying value of $525.3 million (including accrued interest).  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $10.9 million or increase by approximately $11.3 million, respectively.  The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.  Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement).  Management believes this fair value is a reasonable estimate with the information that is available.  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at May 31, 2009 totaled $187.3 million, with a variable rate of 1.5%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax.  At May 31, 2009, the fair value of the variable funding notes was estimated at $139.8 million versus carrying value of $187.3 million (including accrued interest).  Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $4.7 million or increase by approximately $4.9 million, respectively.  The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.  The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

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

Item 1A. Risk Factors

Following previous downgrades, Moody’s (on April 13, 2009) and Standard & Poor’s (on June 24, 2009) further downgraded the credit rating of the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments.  We are unable to determine whether additional downgrades by Moody’s or Standard & Poor’s may occur and what impact prior downgrades have had or additional downgrades would have on our insurer’s financial condition.  For information regarding the consequences if the insurance company were to become the subject of insolvency or similar proceedings, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008.

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
and Chief Financial Officer

Date:  July 9, 2009

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350