Form 10-K
period 2009-08-31
SONIC CORP
filed 2009-10-29
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐.  No ☐.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.  No ☒.

As of February 28, 2009, the aggregate market value of the 57,065,207 shares of common stock of the Company held by non-affiliates of the Company equaled $513,586,863 based on the closing sales price for the common stock as reported for that date.

As of October 15, 2009, the Registrant had 61,079,661 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2009.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

General

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The Sonic Drive-In restaurant chain began in the early 1950’s.  Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock.  Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104.  Our telephone number is (405) 225-5000.

The Sonic Brand

At a standard Sonic Drive-In restaurant, a customer drives into one of 20 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop.  Many Sonic Drive-Ins also include a drive-thru lane and patio seating.

Sonic Drive-Ins feature Sonic signature items, such as specialty drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, extra-long chili cheese coneys, hand-battered onion rings, tater tots, salads, and wraps.  Sonic Drive-Ins also offer breakfast items that include sausage or bacon with egg and cheese Breakfast Toaster® or CroisSONICTM Breakfast Sandwiches, and sausage and egg burritos.  Sonic Drive-Ins serve the full menu all day.

Business Strategy

Our objective is to maintain our position as or to become a leading restaurant operator in all of our markets.  We have developed and implemented a strategy designed to build the Sonic brand and to maintain high levels of customer satisfaction and repeat business.  The key elements of that strategy are:  (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Sonic Drive-Ins within the continental United States; (4) an owner/operator philosophy, in which managers have an equity interest in their restaurants, thereby providing an incentive for managers to operate restaurants profitably and efficiently; and (5) a commitment to strong franchisee relationships.

Restaurant Locations

As of August 31, 2009, the Company had 3,544 Sonic Drive-Ins in operation from coast to coast, consisting of 475 Partner Drive-Ins and 3,069 Franchise Drive-Ins.  Partner Drive-Ins are those Sonic Drive-Ins in which the Company owns a majority interest and the supervisor and manager of the drive-in typically own a minority interest.  Franchise Drive-Ins are owned and operated by our franchisees.  The following table sets forth the number of Partner Drive-Ins and Franchise Drive-Ins by state as of August 31, 2009:

States	Partner	Franchise	Total
Alabama		110	110
Arizona		97	97
Arkansas		195	195
California		46	46
Colorado	35	48	83
Delaware		4	4
Florida	38	78	116
Georgia	12	112	124
Idaho		19	19
Illinois	2	39	41
Indiana		29	29
Iowa	2	12	14
Kansas	37	99	136
Kentucky	1	84	85
Louisiana		171	171
Maine		1	1
Maryland		1	1
Michigan		7	7
Minnesota		7	7
Mississippi		122	122
Missouri	15	191	206
Montana		1	1
Nebraska		29	29
New Jersey		9	9
New York		2	2
Nevada		23	23
New Mexico		71	71
North Carolina		96	96
Ohio		42	42
Oklahoma	91	177	268
Oregon		12	12
Pennsylvania		20	20
South Carolina		74	74
South Dakota		4	4
Tennessee	28	200	228
Texas	214	736	950
Utah		23	23
Virginia		55	55
Washington		8	8
West Virginia		5	5
Wisconsin		6	6
Wyoming		4	4

Total	475	3,069	3,544

Expansion

During fiscal year 2009, we opened 141 Sonic Drive-Ins, which consisted of 11 Partner Drive-Ins and 130 Franchise Drive-Ins.  Expansion plans for fiscal year 2010 involve the opening of multiple Sonic Drive-Ins under area development agreements, as well as single-store development by long-standing franchisees.  We believe that our existing as well as newly opened markets offer significant growth opportunities for both Partner Drive-In and Franchise Drive-In expansion.  The ability of Sonic and its franchisees to open the anticipated number of Sonic Drive-Ins during fiscal year 2010 necessarily will depend on various factors, including those discussed in this Form 10-K under Item 1A. Risk Factors – Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 20 to 36 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board.  In addition, since 1995, most new Sonic Drive-Ins have incorporated a drive-thru service and patio seating area.

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

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council.  (Information concerning the Sonic Franchise Advisory Council is set forth on page 6 under Franchise Program -Franchise Advisory Council.)  Funding for our marketing plan is comprised of the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.

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

The total amount spent on media (principally television) was approximately $184 million for fiscal year 2009, and we expect media expenditures to exceed $178 million for fiscal 2010.

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

Ownership Program.  Our philosophy stresses an ownership relationship with supervisors and managers.  As part of the ownership program, either a limited liability company or a general partnership is formed to own and operate each individual Partner Drive-In.  SRI owns a majority interest, typically at least 60%, in each of these limited liability companies and partnerships.  Generally, the supervisors and managers own a minority interest in the limited liability company or partnership. The amount of ownership percentage is separately negotiated for each Partner Drive-In.  Supervisors and managers are not employees of Sonic or of the limited liability companies or partnerships in which they have an ownership interest.  As owners, they share in the cash flow and are responsible for their share of any losses incurred by their Partner Drive-Ins.  We believe that our ownership structure provides a substantial incentive for Partner Drive-In supervisors and managers to operate their restaurants profitably and efficiently.  Additional information regarding our ownership program can be found under Ownership Program, in Part II, Item 7, at page 24 of this Form 10-K.

Sonic records the interests of supervisors and managers as “minority interest in earnings of Partner Drive-Ins” under costs and expenses on its financial statements.  We estimate that the average percentage interest of a supervisor was 17% and the average percentage interest of a manager in a Partner Drive-In was 21% in fiscal year 2009.  Each Partner Drive-In distributes its available cash flow to its supervisors and managers and to Sonic on a monthly basis pursuant to the terms of the operating agreement or partnership agreement for that restaurant.  Sonic has the right, but not the obligation, to purchase the minority interest of the supervisor or manager in the restaurant.  The amounts of the buy-in and the buy-out are generally based on the Partner Drive-In’s sales during the preceding 12 months and approximate the fair market value of a minority interest in that restaurant.  Most supervisors and managers finance the buy-in with a loan from a third-party financial institution.

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

	2009	2008	2007	2006	2005
Average Sales per Partner Drive-In (in thousands)	$954	$1,007	$1,017	$980	$957
Number of Partner Drive-Ins:
Total Open at Beginning of Year	684	654	623	574	539
Newly-Opened and Re-Opened	11	29	29	35	37
Purchased from Franchisees	--	18	15	15	4
Sold to Franchisees(1)	(205)	(12)	(10)	--	(5)
Closed	(15)	(5)	(3)	(1)	(1)
Total Open at Year End	475	684	654	623	574

 (1) The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes
88 drive-ins in which Sonic retained a minority interest.

Franchise Program

General.  As of August 31, 2009, we had 3,069 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 56 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single-site development.  Our franchisees opened 130 Franchise Drive-Ins during fiscal year 2009.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for an initial franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, advertising fees of up to 5.9% of gross sales, and a 20-year term.  For fiscal year 2009, Sonic’s average royalty rate was equal to 3.87%.

Area Development Agreements.  We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development.  While many existing franchisees continue to expand on a single drive-in basis, approximately 88% of the new Franchise Drive-Ins opened during fiscal year 2009 occurred as a result of then-existing area development agreements.  Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

During fiscal year 2009, we entered into nine new area development agreements calling for the opening of 104 Franchise Drive-Ins and amended seven existing area development agreements calling for the opening of an additional 37 Franchise Drive-Ins, all during the next seven years.  We currently have more than 150 area development agreements in effect, calling for the development of approximately 970 Sonic Drive-Ins during the next seven years. We cannot give any assurance that our franchisees will achieve that number of new Franchise Drive-Ins during the next seven years.  Of the 196 Franchise Drive-Ins scheduled to open during fiscal year 2009 under area development agreements in place at the beginning of that fiscal year, 115 or 59% opened during the period.  During fiscal year 2009, we terminated 14 of the 170 area development agreements existing at the beginning of the fiscal year.  The terminated area development agreements called for the opening of 41 Franchise Drive-Ins in fiscal year 2009 and an additional 24 Franchise Drive-Ins in the next seven fiscal years.  All of these terminations were as a result of the franchisee failing to meet the development schedule under the area development agreement.

In addition to the area development agreement commitments, during fiscal 2007, existing franchisees purchased options to develop drive-ins, which allow them to open new drive-ins under an older form of license agreement with a lower franchise fee and royalty rate, rather than the current form of license agreement.  As of August 31, 2009, 264 options remained outstanding.  The development options and area development agreements together reflect a total development pipeline of 1,234 drive-ins in the next seven fiscal years.

Beginning in fiscal 2010, we have also offered development incentives to our franchisees.  These incentives include (i) a reduced franchise fee for the second drive-in and waiver of the franchise fee for subsequent drive-ins opened by the franchisee in fiscal 2010; and (ii) for all drive-ins opened in “developing markets” before March 31, 2011, waiver of the franchise fee, waiver of the royalty fees during the first five years of operation and payment of an additional advertising contribution during the fourth and fifth years of operation.  “Developing markets” are those markets where the penetration of Sonic Drive-Ins (as measured by population per restaurant, advertising level and share of restaurant spending) has not yet reached the level of market maturity established by management.

Franchise Drive-In Development.  We assist each franchisee in selecting sites and developing Sonic Drive-Ins.  Each franchisee has responsibility for selecting the franchisee’s drive-in location but must obtain our approval of each Sonic Drive-In design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age, and traffic.  We provide our franchisees with the physical specifications for the typical Sonic Drive-In.

Franchisee Financing.  Other than the agreements described below, we do not generally provide financing to franchisees or guarantee loans to franchisees made by third-parties.

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”) pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee.  The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total $13.0 million as of August 31, 2009.  We ceased guaranteeing new loans made under the program during fiscal year 2002 and have not been required to make any payments under our agreement with GEC.

We have an agreement with Irwin Franchise Capital Corporation (“IFCC”) pursuant to which IFCC has agreed to make loans to existing Sonic franchisees who meet certain underwriting criteria set by IFCC to finance the equipment and improvements for our retrofit program in which significant trade dress modifications are being made to Sonic Drive-Ins.  Under the terms of the agreement with IFCC, we will provide a guaranty to IFCC of the greater of (i) 5% of the outstanding balance of a loan from IFCC to the Sonic franchisee or (ii) $250,000, provided that in no event will our maximum liability to IFCC exceed $3.75 million in the aggregate.  As of August 31, 2009, the total amount guaranteed under the IFCC agreement was $1.3 million.

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products.  The Franchise Advisory Council currently consists of 20 members selected by Sonic.  We have six executive committee members who are selected at large, 12 regional members representing four defined regions of the country, and two at large members representing new franchisees and smaller operators.  We have four Franchise Advisory Council task groups comprised of approximately 50 members who serve three-year terms and lend support on individual key priorities.

Franchise Drive-In Data.  The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2009	2008	2007	2006	2005
Average Sales Per Franchise Drive-In (in thousands)	$1,122	$1,154	$1,132	$1,092	$1,039
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	2,791	2,689	2,565	2,465	2,346
New Franchise Drive-Ins	130	140	146	138	138
Sold to the Company	--	(18)	(15)	(15)	(4)
Purchased from the Company(1)	205	12	10	--	5
Closed and Terminated,
Net of Re-openings	(57)	(32)	(17)	(23)	(20)
Total Open at Year End	3,069	2,791	2,689	2,565	2,465

 (1) The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes
88 drive-ins in which Sonic retained a minority interest.

Competition

We compete in the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods.  We compete on the basis of speed and quality of service, method of food preparation (made-to-order), food quality and variety, signature food items, and limited-time promotions.  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional, and local food services, including quick-service restaurants and casual dining restaurants.  A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth.  In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Partner Drive-Ins and Franchise Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2009, we had 350 full-time corporate employees.  This number does not include the approximately 13,800 full-time and part-time employees employed by separate partnerships and limited liability companies that operate our Partner Drive-Ins or the supervisors and managers of the Partner Drive-Ins who own a minority interest in the separate partnerships or limited liability companies.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2009, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

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

The restaurant industry is intensely competitive with respect to price, service, location, personnel, dietary trends, including nutritional content of quick-service foods, and quality of food, and is often affected by changes in consumer tastes and preferences, economic conditions, population, and traffic patterns.  We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources.  We compete primarily through the quality, price, variety, and value of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by us and our competitors.  Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage.  In addition, our system competes within the quick-service restaurant industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

Changing dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The restaurant industry is affected by consumer preferences and perceptions.  Although we monitor these changing preferences and strive to adapt to meet changing consumer needs, growth of our brand and, ultimately, system-wide sales depend on the sustained demand for our products.  If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of different foods, demand for our products may be reduced, and our business could be harmed.

Our earnings and business growth strategy depends in large part on the success of our franchisees, who exercise independent control of their businesses.

We have significantly increased the percentage of restaurants owned and operated by our franchisees.  A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees.  Franchisees are independent contractors, and their employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel.  Any operational shortcoming of a Franchise Drive-In is likely to be attributed by consumers to the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The quick-service restaurant industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto.  Factors such as interest rates, inflation, gasoline prices, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses.  Economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition, or by implementing alternative products or cost reduction procedures.  We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

Our success depends in part on our ability to absorb increases in energy costs.  Various regions of the United States in which we operate multiple drive-ins have experienced in the recent past significant increases in energy prices.  If these increases occur again, they would have an adverse effect on our profitability.

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

We plan to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and any new drive-ins may not be profitable.  The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in the Sonic brand;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities;the cost and availability of and delays in financing;
•	the ability to hire and train qualified management personnel;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On December 20, 2006, the Company closed on a securitized financing facility comprised of a $600 million fixed rate term loan and a $200 million variable rate revolving credit facility.  As of August 31, 2009, we had $511 million in outstanding debt under the fixed rate note at an interest rate of 5.7% and $187.3 million outstanding under the variable rate note at an interest rate of 1.4%.

Our increased leverage could have the following consequences:

•
We may be more vulnerable in the event of deterioration in our business, in the restaurant industry or in the economy generally.  In addition, we may be limited in our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

•
We may be required to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness, which could reduce the amount of funds available for operations or development of new Partner Drive-Ins and thus place us at a competitive disadvantage as compared with competitors that are less leveraged.

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

•
The third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments has been the subject of credit rating downgrades by Standard & Poor’s and Moody’s, which ratings were CC and Caa2, respectively, at October 29, 2009.  We are unable to determine whether additional downgrades may occur and what impact prior downgrades have had or additional downgrades would have on our insurer’s financial condition.  If the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund additional advances on our variable rate notes.  In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal.  Such acceleration of our debt could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our lenders or if alternate funding were not available to us.

Sonic Drive-Ins are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses.  The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations.  More stringent requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.  Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration laws (including applicable minimum wage requirements, overtime, working and safety conditions and work authorization requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act.  If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed.  Injury to our reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants.  As a result, we may become subject to regulatory initiatives in the area of nutritional content, disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses.  The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission.  Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees.  Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.  Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  We have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage, and although such increases are not expected to be material, there may be material increases in the future.  Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States.  In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Claims of illness or injury relating to food content, food quality or food handling are common in the quick-service restaurant industry.  In addition, class action lawsuits have been filed, and may continue to be filed, against various quick-service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with foods we serve and that quick-service restaurants’ marketing practices have encouraged obesity and other health issues.  In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

The disruptions to the financial markets and continuing economic downturn have adversely impacted the availability of credit already arranged and the availability and cost of credit in the future.  The disruptions in the financial markets also had an adverse effect on the economy, which has negatively impacted consumer spending patterns.  There can be no assurance that various governmental responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity or the availability of credit.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability.  These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 475 Partner Drive-Ins operating as of August 31, 2009, we operated 262 of them on property leased from third-parties and 213 of them on property we own.  The leases expire on dates ranging from 2010 to 2028, with the majority of the leases providing for renewal options.  All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume.  All leases require Sonic to maintain the property and pay the cost of insurance and taxes.  We also own the real property on which 166 Franchise Drive-Ins are operated.  These leases for Franchise Drive-Ins expire on dates ranging from 2012 to 2029, with the majority of the leases providing for renewal options.  The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.    These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.

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

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

			Executive
Name	Age	Position	Officer Since

J. Clifford Hudson	54	Chairman of the Board of Directors and Chief Executive Officer	June 1985

W. Scott McLain	47	President of Sonic Corp. and President of Sonic Industries Services Inc.	April 1996

Stephen C. Vaughan	43	Executive Vice President and Chief Financial Officer	January 1996

Omar Janjua	51	President of Sonic Restaurants, Inc.	October 2009

Paige S. Bass	40	Vice President, General Counsel and Assistant Corporate Secretary	January 2007

Carolyn C. Cummins	51	Vice President of Compliance and Corporate Secretary	April 2004

Terry D. Harryman	44	Vice President and Controller	January 1999

Claudia San Pedro	40	Vice President of Investor Relations and Brand Strategies and Treasurer	January 2007

Sharon T. Strickland	56	Vice President of People	January 2008

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

W. Scott McLain has served as President of the Company since May 2008.  He also has served as President of Sonic Industries Services Inc. since September 2004.  He served as Executive Vice President of the Company from November 2004 until May 2008.  He served as the Company’s Executive Vice President and Chief Financial Officer from January 2004 until November 2004 and as the Company’s Senior Vice President and Chief Financial Officer from January 2000 until January 2004.  Mr. McLain joined the Company in 1996.

Stephen C. Vaughan has served as Executive Vice President of the Company and Chief Financial Officer since August 2008 and was the Company’s Vice President and Chief Financial Officer from November 2004 until August 2008.  Mr. Vaughan also served as Treasurer of the Company from November 2001 until April 2005.  He joined the Company in 1992.

Omar Janjua has served as President of Sonic Restaurants, Inc. since September 2009.  He served as Executive Vice President and Chief Operating Officer for The Steak n Shake Company from June 2007 to September 2009.  Prior to joining Steak n Shake, Mr. Janjua worked for 18 years with Yum Brands, Inc. in its Pizza Hut operations in various positions of increasing responsibility, lastly as Vice President of Company Operations.

Paige S. Bass has served as Vice President and General Counsel of the Company since January 2007 and has also served as Assistant Corporate Secretary since October 2008.  Ms. Bass joined the Company as Associate

General Counsel in April 2004.  Prior to joining the Company, Ms. Bass was employed seven years as an associate with the law firm of Crowe & Dunlevy in Oklahoma City, Oklahoma.

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

Claudia San Pedro has served as Vice President of Investor Relations and Brand Strategies of the Company since October 2009.  She served as Vice President of Investor Relations of the Company from January 2007 until October 2009.  She has also served as Treasurer of the Company since January 2007 and as Treasurer of Sonic Industries Services Inc. and Sonic Restaurants, Inc. since November 2006.  She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006.  From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Office of State Finance.

Sharon T. Strickland has served as Vice President of People of the Company since January 2008.  She served as Senior Director of Potential from August 2005 until January 2008.  Ms. Strickland was a Human Resources Advisor for Kerr-McGee Corporation from April 2004 until August 2005.

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the Nasdaq National Market (“Nasdaq”) under the symbol “SONC.” The following table sets forth the high and low sales price for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on Nasdaq.

Fiscal Year Ended August 31, 2009	High	Low	Fiscal Year Ended August 31, 2008	High	Low
First Quarter	$18.19	$5.78	First Quarter	$26.19	$21.57
Second Quarter	$12.86	$7.35	Second Quarter	$24.65	$18.53
Third Quarter	$12.09	$6.05	Third Quarter	$23.33	$18.54
Fourth Quarter	$11.75	$8.34	Fourth Quarter	$19.38	$12.50

Stockholders

As of October 15, 2009, the Company had 678 record holders of its common stock.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2009	2008	2007	2006(1)	2005(1)

Income Statement Data:
Partner Drive-In sales	$567,436	$671,151	$646,915	$585,832	$525,988
Franchise Drive-Ins:
Franchise royalties	126,706	121,944	111,052	98,163	88,027
Franchise fees	5,006	5,167	4,574	4,747	4,311
Gain on sale of Partner Drive-Ins	13,154	3,044	732	─	─
Other	6,487	3,407	7,196	4,520	4,740
Total revenues	718,789	804,713	770,469	693,262	623,066
Cost of Partner Drive-In sales	480,227	548,102	520,176	468,627	421,906
Selling, general and administrative	63,358	61,179	58,736	52,048	47,503
Depreciation and amortization	48,064	50,653	45,103	40,696	35,821
Provision for impairment of long-lived assets	11,163	571	1,165	264	387
Total expenses	602,812	660,505	625,180	561,635	505,617
Income from operations	115,977	144,208	145,289	131,627	117,449
Interest expense, net	35,657	47,927	44,406	7,578	5,785
Income before income taxes	$80,320	$96,281	$100,883	$124,049	$111,664
Net income	$49,442	$60,319	$64,192	$78,705	$70,443

Income per share (2):
Basic	$0.81	$1.00	$0.94	$0.91	$0.78
Diluted	$0.81	$0.97	$0.91	$0.88	$0.75
Weighted average shares used in calculation (2):
Basic	60,761	60,403	68,019	86,260	89,992
Diluted	61,238	62,270	70,592	89,239	93,647

Balance Sheet Data:
Working capital (deficit)	$84,813	$(13,115)	$(40,784)	$(35,585)	$(30,093)
Property, equipment and capital leases, net	523,938	586,245	529,993	477,054	422,825
Total assets	849,041	836,312	758,520	638,018	563,316
Obligations under capital leases (including current portion)	39,461	37,385	39,318	36,625	38,525
Long-term debt (including current portion)	699,550	759,422	710,743	122,399	60,195
Stockholders’ equity (deficit)	(4,268)	(64,116)	(106,802)	391,693	387,917
Cash dividends declared per common share	─	─	─	─	─
(1)	Previously reported prior-year results have been adjusted to implement SFAS 123R on a modified retrospective basis.
(2)	Adjusted for a three-for-two stock split in 2006.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2009, the Sonic system was comprised of 3,544 drive-ins, of which 13% were Partner Drive-Ins and 87% were Franchise Drive-Ins.  Sonic Drive-Ins feature signature menu items such as specialty drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu.  The Company derives revenues primarily from Partner Drive-In sales and royalties from franchisees.  The Company also receives revenues from initial franchise fees and, to a lesser extent, from the selling and leasing of signs and real estate.

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

Overview of Business Performance.  Fiscal year 2009 was a challenging year marked by economic disruptions and constrained consumer discretionary spending.  In response to these and other challenges, we made progress against a number of initiatives during the year.  In January 2009, we introduced the Sonic Everyday Value Menu featuring 11 items for $1.  We also made significant progress against our refranchising initiative evidenced by the sale of 205 Partner Drive-Ins to franchisees during the year.   Partner Drive-Ins now comprise 13% of the entire system, down from 20% at the beginning of the fiscal year.

Investments by franchisees in new and existing development remained solid throughout the year, with the opening of 130 new drive-ins, the relocation or rebuilding of 46 existing drive-ins, and the completion of 337 retrofits for the fiscal year. We also opened the first Sonic Drive-Ins in several new markets and new states with very strong opening results.

The growth and success of our business is built around implementation of our multi-layered growth strategy, which features the following components:

•	Same-store sales growth fueled by increased media expenditures, new product news, improved sales performance of Partner Drive-Ins and product and service differentiation initiatives;
•	Expansion of the Sonic brand through new unit growth, particularly by franchisees;
•	Increased franchising income stemming from franchisee new unit growth, same-store sales growth and our unique ascending royalty rate; and
•	The use of excess cash for shareholder value-enhancing initiatives.

The following table provides information regarding the number of Partner Drive-Ins and Franchise Drive-Ins in operation as of the end of the years indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Partner Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

System-Wide Performance
($ in thousands)

	Year Ended August 31,
	2009	2008	2007
Percentage increase in sales	0.7%	5.6%	8.6%

System-wide drive-ins in operation (1):
Total at beginning of period	3,475	3,343	3,188
Opened	141	169	175
Closed (net of re-openings)	(72)	(37)	(20)
Total at end of period	3,544	3,475	3,343

Average sales per drive-in:	$1,093	$1,125	$1,109

Change in same-store sales (2):	(4.3%)	0.9%	3.1%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased 4.3% during fiscal year 2009 primarily as a result of a decrease in the average check amount.  The decrease in check is consistent with an industry trend of consumers purchasing fewer items per transaction and purchasing lower-priced items, such as items from our Everyday Value Menu.  The Company has initiated strategies to offset this trend including offering a free upgrade to a 44 ounce drink with the purchase of a combo meal during the summer of 2009 and increasing the discount percentage when consumers purchase a combo meal versus the ala carte menu pricing.

 During fiscal year 2009, our system-wide media expenditures were approximately $184 million as compared to $190 million in fiscal year 2008.  Approximately one-half of our media dollars are spent on system-wide marketing fund efforts, which are largely used for network cable television advertising.  Expenditures for national cable advertising increased from approximately $95 million in fiscal year 2008 to approximately $96 million in fiscal year 2009.  Increased network cable advertising provides several benefits including the ability to more effectively target and better reach the cable audience, which surpasses broadcast networks in terms of viewers.  In addition, national cable advertising allows us to bring additional depth to our media and expand our message beyond our traditional emphasis on a single monthly promotion.  The balance of our system-wide media expenditures is focused on local store advertising.  Looking forward, we expect system-wide media expenditures to exceed $178 million in fiscal 2010, with the system-wide marketing fund representing approximately one-half of total media expenditures.

The following table provides information regarding drive-in development across the system.  Retrofits represent investments to upgrade the exterior look of our drive-ins, typically including an upgraded building exterior, new more energy-efficient lighting, a significantly enhanced patio area, and improved menu housings.

	Year ended August 31,

	2009	2008	2007
New drive-ins:
Partner	11	29	29
Franchise	130	140	146
System-wide	141	169	175
Rebuilds/relocations:
Partner	4	5	7
Franchise	46	64	35
System-wide	50	69	42
Retrofits, including rebuilds/relocations:
Partner	24	167	175
Franchise	383	800	316
System-wide	407	967	491

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)
Year Ended August 31,	2009	2008	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$567,436	$671,151	$(103,715)	(15.5)%
Franchise revenues:
Franchise royalties	126,706	121,944	4,762	3.9
Franchise fees	5,006	5,167	(161)	(3.1)
Gain on sale of Partner Drive-Ins	13,154	3,044	10,110	332.1
Other	6,487	3,407	3,080	90.4
Total revenues	$718,789	$804,713	$(85,924)	(10.7)

Year Ended August 31,	2008	2007	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Partner Drive-In sales	$671,151	$646,915	$24,236	3.8%
Franchise revenues: Franchise royalties	121,944	111,052	10,892	9.8
Franchise fees	5,167	4,574	593	13.0
Gain on sale of Partner Drive-Ins	3,044	732	2,312	315.8
Other	3,407	7,196	(3,789)	(52.7)
Total revenues	$804,713	$770,469	$34,244	4.4

The following table reflects the changes in Partner Drive-In sales and comparable drive-in sales.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Year Ended August 31,
	2009	2008	2007
Partner Drive-In sales	$567,436	$671,151	$646,915
Percentage change	(15.5%)	3.8%	10.4%

Partner Drive-Ins in operation (1):
Total at beginning of period	684	654	623
Opened	11	29	29
Acquired from (sold to) franchisees, net	(205)	6	5
Closed	(15)	(5)	(3)
Total at end of period	475	684	654

Average sales per Partner Drive-In	$954	$1,007	$1,017
Percentage change	(5.3%)	(1.0%)	3.8%

Change in same-store sales (2)	(6.4%)	(1.6%)	2.5%

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

For fiscal year 2009, the decrease in Partner Drive-In revenues was largely driven by the decline in same-store sales for existing drive-ins and the refranchising of 205 Partner Drive-Ins.  As a result of the refranchising, Partner Drive-Ins now comprise 13% of the entire system compared to 20% in fiscal 2008.

During fiscal year 2009, same-store sales at Partner Drive-Ins declined 6.4%, as compared to the 4.3% decrease for the system.   To counteract this decline, the Company implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales. These initiatives include restructuring the Partner Drive-In organization, simplifying incentive compensation plans for store-level management, implementing a customer service satisfaction measurement tool, and implementing a more effective pricing tool at the drive-in level. These efforts are expected to have a positive impact on Partner Drive-In sales going forward.

During fiscal year 2008, Partner Drive-In sales increased 3.8%.  The increase was comprised of sales from newly constructed drive-ins and acquired drive-ins, offset by the decrease in sales from lower same-store sales.

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

Franchise Information
($ in thousands)
	Year Ended August 31,
	2009	2008	2007
Franchise fees and royalties (1)	$131,712	$127,111	$115,626
Percentage increase	3.6%	9.9%	12.4%

Franchise Drive-Ins in operation (2):
Total at beginning of period	2,791	2,689	2,565
Opened	130	140	146
Acquired from (sold to) Company, net	205	(6)	(5)
Closed	(57)	(32)	(17)
Total at end of period	3,069	2,791	2,689

Franchise Drive-In sales	$3,269,930	$3,139,996	$2,961,168
Percentage increase	4.1%	6.0%	8.2%

Effective royalty rate	3.87%	3.88%	3.75%

Average sales per Franchise Drive-In	$1,122	$1,154	$1,132

Change in same-store sales (3)	(3.9%)	1.4%	3.3%

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

Franchise royalties experienced a 4.1% increase related primarily to royalties from new and refranchised drive-ins.  This increase was offset by the impact of the decline in same-store sales at Franchise Drive-Ins.

Franchisees opened 130 new drive-ins in fiscal year 2009, down from 140 new drive-ins in fiscal year 2008. However, franchisee investment in existing drive-ins remained strong during fiscal year 2009, including the relocation or rebuild of 46 drive-ins (versus 64 in the prior year) and the retrofit of 337 drive-ins (versus 800 in fiscal year 2008).  Franchise fees decreased 3.1% to $5.0 million as a result of fewer Franchise Drive-In openings, in addition to a decline in fees associated with the termination of area development agreements.

The Company recognized a $13.2 million gain from the refranchising of 205 Partner Drive-Ins during fiscal year 2009.  We retained a minority ownership interest in the operations of 88 of the refranchised drive-ins.

Other income increased 90.4% to $6.5 million in fiscal year 2009 from $3.4 million in fiscal year 2008.  The increase relates primarily from rental revenue on refranchised drive-ins in which the Company retained ownership of real estate.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins is included as a part of cost of sales, in the table below, since it is directly related to Partner Drive-In operations.

Restaurant-Level Margins

	Year ended August 31,		Percentage points Increase/
	2009	2008	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.6%	26.5%	1.1
Payroll and other employee benefits	32.2	31.1	1.1
Minority interest in earnings of Partner Drive-Ins	2.7	3.3	(0.6)
Other operating expenses	22.1	20.9	1.2
	84.6%	81.8%	2.8

	Year ended August 31,		Percentage points Increase/
	2008	2007	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	26.5%	25.7%	0.8
Payroll and other employee benefits	31.1	30.4	0.7
Minority interest in earnings of Partner Drive-Ins	3.3	4.1	(0.8)
Other operating expenses	20.9	20.1	0.8
	81.8%	80.3%	1.5

Restaurant-level margins declined overall in fiscal year 2009 as a result of higher commodity prices, higher labor costs driven by minimum wage increases and the de-leveraging impact of lower same-store sales.  These negative impacts were offset by the decline in minority partners’ share of earnings reflecting the margin pressures described above. During the year, the pressure on commodity costs began to subside and turned favorable in the fourth quarter.  Looking forward, the Company expects the commodity costs to be favorable in fiscal year 2010.  However, the minimum wage increase that was effective in July 2009 will continue to pressure labor costs.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 3.6% to $63.4 million during fiscal year 2009 and 4.2% to $61.2 million during fiscal year 2008 reflecting, in part, ongoing efforts to manage expenses with slowing revenue growth.  Salary and health insurance increases were the primary contributor to the increase for fiscal year 2009.  Stock-based compensation is included in SG&A, and, as of August 31, 2009, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.2 million and is expected to be recognized over a weighted average period of 1.1 years.  See Note 1 and Note 13 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our stock-based compensation.

Depreciation and Amortization.  Depreciation and amortization expense decreased 5.1% to $48.1 million in fiscal year 2009 primarily as a result of refranchising Partner Drive-Ins.  Depreciation and amortization expense increased 12.3% to $50.7 million in fiscal year 2008 primarily as a result of additional capital expenditures for newly-constructed Partner Drive-Ins, the retrofit and relocation of existing Partner Drive-Ins and the acquisition of Franchise Drive-Ins.  Capital expenditures during fiscal year 2009 were $36.1 million.  For fiscal year 2010, capital expenditures are expected to be approximately $30 to $40 million.

Provision for Impairment of Long-Lived Assets.  We assess drive-in assets for impairment on a quarterly basis under the guidelines of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the Company’s analysis, we recorded a provision of $11.2 million in fiscal year 2009 to reduce the carrying cost of the related operating assets to an estimated fair value.  This provision was attributable to the declining trend in Partner Drive-Ins sales and profits that occurred throughout fiscal year 2009. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins could change in the future resulting in the need to write-down assets associated with one or more of these drive-ins to fair value.  While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to grow earnings.

Interest Expense and Other Expense, Net.  Net interest expense decreased $5.9 million to $42.0 million in fiscal year 2009 and increased $3.5 million to $47.9 million in fiscal year 2008.  The primary cause for the decrease in fiscal year 2009 is the $6.4 million gain from the early extinguishment of debt that resulted from purchasing $25.0 million of the Company’s fixed rate notes at a discount.  Excluding the gain, the decrease in net interest expense relates to the reduction in debt due to scheduled amortization payments on our fixed rate notes and a declining rate on our variable rate notes.  The increase in fiscal year 2008 is the result of interest on increased borrowings primarily used to fund share repurchases earlier in the year and drive-in acquisitions from franchisees.

Income Taxes.  The provision for income taxes decreased for fiscal year 2009 with an effective federal and state tax rate of 38.4% compared with 37.4% in fiscal year 2008 and 36.4% in fiscal year 2007. The higher rate in fiscal year 2009 related to an increase in the valuation allowance of state net operating losses offset by a reduction in the liability for unrecognized tax benefits.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders, changes to uncertain tax positions and as circumstances on individual tax matters change.

Financial Position

During fiscal year 2009, current assets increased 103.3% to $202.1 million compared to $99.4 million as of the end of fiscal year 2008.  Cash balances increased by $93.3 million primarily as a result of refranchising Partner Drive-Ins and advances under the Company’s variable funding notes. During fiscal year 2009, noncurrent assets decreased 12.2% to $646.9 million compared to $736.9 million as of the end of fiscal year 2008.  The decrease was primarily the result of a $62.3 million reduction of net property and equipment and a decrease of $29.5 million in goodwill, resulting from depreciation and the refranchising of Partner Drive-Ins.

Total liabilities decreased $47.1 million or 5.2% during fiscal year 2009 compared to fiscal year 2008 primarily due to a $59.9 million decrease in long-term debt which resulted from payments on the Company’s fixed rate notes.

Stockholders’ deficit decreased $59.8 million or 93.3% during fiscal year 2009.  Earnings of $49.4 million, along with $10.4 million for the combination of stock compensation and the proceeds and related tax decrement from the exercise of stock options, decreased the stockholders’ deficit.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating was $88.7 million in fiscal year 2009 as compared to $127.1 million in fiscal year 2008.  This decrease generally resulted from a decrease in operating results as reflected by the decrease in net income.

Investing Cash Flows. Net cash provided by investing activities was $51.5 million in fiscal year 2009 as compared to net cash used in investing activities of $107.1 million in fiscal year 2008.  The purchase of property and equipment was more than offset by the proceeds from the disposition of Partner Drive-In assets due to refranchising. During fiscal year 2009, we opened 11 newly constructed Partner Drive-Ins and sold 205 drive-ins to franchisees. The following table sets forth the components of our investments in capital additions for fiscal year 2009 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$18.6
Retrofits, drive-thru additions and LED signs in existing drive-ins	5.5
Rebuilds, relocations and remodels of existing drive-ins	4.5
Replacement equipment for existing drive-ins and other	7.5
Total investing cash flows for capital additions	$36.1

During fiscal year 2009, we purchased the real estate for nine of the 11 newly constructed drive-ins.

Financing Cash Flows. Net cash used in financing activities was $46.9 million in fiscal year 2009 as compared to $1.2 million in fiscal year 2008.  The increase in cash used for financing activities in fiscal year 2009 primarily relates to the net repayment of long-term debt compared to net borrowings in fiscal year 2008.  The Company has a securitized financing facility of Variable Funding Notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of August 31, 2009, our outstanding balance under the Variable Funding Notes totaled $187.3 million at an effective borrowing rate of 1.4%, as well as $0.3 million in outstanding letters of credit.  During fiscal year 2009, upon request of the Company to draw down the remaining $12.3 million in Variable Funding Notes from one of the lenders, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation.  The Company no longer considers the $12.3 million to be available.

Despite recent challenges with Partner Drive-In operations, operating cash flows remain healthy, and we believe that cash flows from operations, along with existing cash balances, will be adequate for mandatory repayment of any long-term debt and funding of planned capital expenditures in fiscal year 2010.  See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

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

We plan capital expenditures of approximately $30 to $40 million in fiscal year 2010. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofit of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of August 31, 2009, our unrestricted cash balance of $137.6 million reflected the impact of the cash generated from operating activities, borrowing activity, refranchising, and capital expenditures mentioned above.  We believe that existing cash and funds generated from operations, as well as borrowings under the Variable Funding Notes, will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans and lease agreements. See Note 17 of the Notes to Consolidated Financial Statements for additional information about these guarantees. Other than such guarantees and various operating leases, which are disclosed more fully in “Contractual Obligations and Commitments” below and Note 7 to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  Our commitments and obligations as of August 31, 2009 are summarized in the following table:

Payments Due by Period
(In Thousands)

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt(1)	$777,269	$80,789	$204,162	$492,235	$83
Capital leases	55,375	5,861	11,174	10,849	27,491
Operating leases	189,335	11,909	23,198	22,206	132,022
Total	$1,021,979	$98,559	$238,534	$525,290	$159,596

(1)
The fixed-rate interest payments included in the table above assume that the related notes will be outstanding for the expected six-year term, and all other fixed-rate notes will be held to maturity.  Interest payments associated with variable-rate debt have not been included in the table.  Assuming the amounts outstanding under the variable-rate notes as of August 31, 2009 are held to maturity, and utilizing interest rates in effect at August 31, 2009, the interest payments will be approximately $3 million on an annual basis through December 2013.

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

Impairment of Long-Lived Assets. We review Partner Drive-In assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.  During fiscal year 2009, we reviewed Partner Drive-Ins and other long-lived assets with combined carrying amounts of $52 million in property, equipment and capital leases for possible impairment, and our cash flow assumptions resulted in impairment charges totaling $11.2 million to write down certain assets to their estimated fair value.

We assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. We estimate fair value based on a comparison of two approaches: discounted cash flow analyses and a market multiple approach. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. In addition, the market multiple approach includes significant assumptions such as the use of recent historical market multiples to estimate future market pricing.  These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and our ability to identify buyers in the market.  If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

During the fourth quarter of fiscal year 2009, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated.  As of the 2009 impairment testing date, the fair value of the Partner Drive-In reporting unit exceeded the carrying value by approximately 15%. The carrying value of goodwill as of August 31, 2009, was $76.3 million, all of which was allocated to the Partner Drive-In reporting unit. If cash flows generated by our Partner Drive-Ins were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges to reduce the carrying amount of goodwill.

Ownership Program. Our drive-in philosophy stresses an ownership relationship with supervisors and drive-in managers.  Most supervisors and managers of Partner Drive-Ins own an equity interest in the drive-in, which is financed by third parties.  Supervisors and managers are neither employees of Sonic nor of the drive-in in which they have an ownership interest.

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as minority interest in earnings of Partner Drive-Ins in the costs and expenses section of the Consolidated Statements of Income.  The ownership agreements contain provisions that give Sonic the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in.  The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

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

Our franchisees are required under the provisions of the license agreements to pay royalties to Sonic each month based on a percentage of actual net sales.  However, the royalty payments and supporting financial statements are not due until the following month under the terms of our license agreements.  As a result, we accrue royalty revenue in the month earned based on estimates of Franchise Drive-Ins sales.  These estimates are based on projections of average unit volume growth at Franchise Drive-Ins collected from a majority of Franchise Drive-Ins.

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K.  The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded during fiscal year 2009 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

Income Taxes.  We estimate certain components of our provision for income taxes.  These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as wages paid to certain employees, effective rates for state and local income taxes and the tax deductibility of certain other items.

We account for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which sets out criteria for the use of judgment in assessing the timing and amounts of deductible and taxable items. Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and penalty and interest accruals associated with uncertain tax positions until they are resolved. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Leases.  Certain Partner Drive-Ins lease land and buildings from third parties.  Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options.  Judgment is required to determine options expected to be exercised.  Certain of our leases have provisions for rent holidays and/or escalations in payments over the base lease term, as well as renewal periods.  The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate.  The lease term commences on the date when we have the right to control the use of lease property, which can occur before rent payments are due under the terms of the lease.  Contingent rent is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2009 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At August 31, 2009, the fair value of the fixed rate notes was estimated at $473.3 million versus carrying value of $511.9 million (including accrued interest).  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $11.8 million or increase by approximately $11.4 million, respectively.  The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.  Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement).  Management believes this fair value is a reasonable estimate with the information that is available.  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued which is more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at August 31, 2009 totaled $187.3 million, with a variable rate of 1.4%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding at year-end would be approximately $1.9 million before tax.  At August 31, 2009, the fair value of the variable funding notes was estimated at $159.3 million versus carrying value of $187.3 million (including accrued interest).  Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $5.2 million or increase by approximately $5.1 million, respectively.  The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.  The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

We have made certain loans to our franchisees totaling $9.5 million as of August 31, 2009.  The interest rates on these notes are generally between 5.0% and 10.5%.  We believe the carrying amount of these notes approximates their fair value.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our

assessment, we believe that, as of August 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in the annual report has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2009 of Sonic Corp. and our report dated October 29, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 29, 2009

Item 9B.  Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2009 fiscal year which was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2009 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:

Page

Schedule II	-	Valuation and Qualifying Accounts	F-34

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

10.05.         Form of Sonic Industries LLC License Agreement (the Number 4.4/5.4 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.06.         Form of Sonic Industries LLC License Agreement (the Number 5.5 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.09 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.07.         Form of Sonic Industries LLC License Agreement (the Number 7 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.10 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.08.         Form of Sonic Industries LLC, successor to Sonic Industries Inc., Area Development Agreement (the Number 6A Area Development Agreement), which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.

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

10.11.         Form of General Partnership Agreement, Limited Liability Company Operating Agreement and Master Agreement, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-K for fiscal year ended August 31, 2003.

10.12.         1991 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.13.         1991 Sonic Corp. Stock Purchase Plan, amended and restated effective April 2, 2008, which the Company hereby incorporates by reference from Exhibit 10.17 to the Company’s Form 10-K for fiscal year ended August 31, 2008.*

10.14.         1991 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-K for the fiscal year ended August 31, 1991.*

10.15.         Sonic Corp. Savings and Profit Sharing Plan, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.16.         Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.17.         Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.18.         Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.19.         Employment Agreement with J. Clifford Hudson dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.20.         Employment Agreement with W. Scott McLain dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.21.         Employment Agreement with Omar Janjua dated October 15, 2009.*

10.22.         Employment Agreement with Stephen C. Vaughan dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.23.         Employment Agreement with Paige S. Bass dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.24.         Employment Agreement with Carolyn Cummins, which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.25.         Employment Agreement with Terry D. Harryman dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.26.         Employment Agreement with Claudia San Pedro dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.27.         Employment Agreement with Sharon T. Strickland dated December 15, 2008,, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.28.         2001 Sonic Corp. Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.32 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.*

10.29.         2001 Sonic Corp. Directors’ Stock Option Plan, which the Company hereby incorporates by reference from Exhibit No. 10.33 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.*

10.30.         Sonic Corp. 2006 Long Term Incentive Plan which the Company hereby incorporates by reference from Exhibit No. 10.31 to the Company’s Form 10-K for the fiscal year ended August 31, 2006.*

21.01.         Subsidiaries of the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2009, expressed an unqualified opinion thereon.

As discussed in Note 12 to the consolidated financial statements, in fiscal year 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 29, 2009

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2009	2008
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$137,597	$44,266
Restricted cash	24,900	14,934
Accounts and notes receivable, net	27,585	29,838
Inventories	3,365	4,553
Prepaid expenses and other	8,685	5,836
Total current assets	202,132	99,427

Noncurrent restricted cash	10,468	11,192

Notes receivable, net	7,679	3,163

Property, equipment and capital leases, net	523,938	586,245

Goodwill, net	76,299	105,762

Trademarks, trade names and other intangibles, net	12,011	12,418

Debt origination costs, net	11,071	16,121

Other assets, net	5,443	1,984
Total assets	$849,041	$836,312

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2009	2008
	(In Thousands)

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,174	$20,762
Deposits from franchisees	1,833	3,213
Accrued liabilities	34,512	46,200
Income taxes payable	8,156	1,016
Obligations under capital leases and long-term debt due within one year	55,644	41,351
Total current liabilities	117,319	112,542

Obligations under capital leases due after one year	36,516	34,503
Long-term debt due after one year	646,851	720,953
Other noncurrent liabilities	26,116	18,083
Deferred income taxes	26,507	14,347
Commitments and contingencies (Notes 7, 8, 15, 16 and 17)

Stockholders’ deficit:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 117,781,040 in 2009 and 117,044,879 in 2008	1,178	1,170
Paid-in capital	219,736	209,316
Retained earnings	649,398	599,956
Accumulated other comprehensive income	(1,500)	(2,191)
	868,812	808,251
Treasury stock, at cost; 56,683,932 shares in 2009 and 56,600,080 shares in 2008	(873,080)	(872,367)
Total stockholders’ deficit	(4,268)	(64,116)
Total liabilities and stockholders’ deficit	$849,041	$836,312

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2009	2008	2007
	(In Thousands, Except Per Share Data)
Revenues:
Partner Drive-In sales	$567,436	$671,151	$646,915
Franchise Drive-Ins:
Franchise royalties	126,706	121,944	111,052
Franchise fees	5,006	5,167	4,574
Gain on sale of Partner Drive-Ins	13,154	3,044	732
Other	6,487	3,407	7,196
	718,789	804,713	770,469
Costs and expenses:
Partner Drive-Ins:
Food and packaging	156,521	177,533	166,531
Payroll and other employee benefits	182,740	208,479	196,785
Minority interest in earnings of Partner Drive-Ins	15,351	21,922	26,656
Other operating expenses, exclusive of depreciation and amortization included below	125,615	140,168	130,204
	480,227	548,102	520,176

Selling, general and administrative	63,358	61,179	58,736
Depreciation and amortization	48,064	50,653	45,103
Provision for impairment of long-lived assets	11,163	571	1,165
	602,812	660,505	625,180
Income from operations	115,977	144,208	145,289

Interest expense	43,457	49,946	41,227
Debt extinguishment and other costs	(6,382)	–	6,076
Interest income	(1,418)	(2,019)	(2,897)
Net interest expense	35,657	47,927	44,406
Income before income taxes	80,320	96,281	100,883
Provision for income taxes	30,878	35,962	36,691
Net income	$49,442	$60,319	$64,192

Basic income per share	$0.81	$1.00	$0.94

Diluted income per share	$0.81	$0.97	$0.91

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount
	(In Thousands)
Balance at August 31, 2006	114,988	1,150	173,802	476,694	(484)	29,506	(259,469)
Exercise of common stock options	1,235	12	8,524	–	–	–	–
Stock-based compensation expense, including capitalized compensation of $232	–	–	7,290	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	4,066	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	25,572	(580,215)
Net change in deferred hedging losses, net of tax of $1,464	–	–	–	–	(2,364)	–	–
Net income	–	–	–	64,192	–	–	–
Balance at August 31, 2007	116,223	1,162	193,682	540,886	(2,848)	55,078	(839,684)

Exercise of common stock options	822	8	6,285	–	–	–	–
Stock-based compensation expense	–	–	7,428	–	–	–	–
Tax benefit related to exercise of employee stock options	–	–	1,921	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	1,522	(32,683)
Net change in deferred hedging losses, net of tax of $407	–	–	–	–	657	–	–
Retained earnings adjustment for adoption of FIN 48	–	–	–	(1,249)	–	–	–
Net income	–	–	–	60,319	–	–	–
Balance at August 31, 2008	117,045	1,170	209,316	599,956	(2,191)	56,600	(872,367)

Exercise of common stock options	736	8	4,503	–	–	–	–
Stock-based compensation expense	–	–	6,910	–	–	–	–
Tax decrement related to exercise of employee stock options	–	–	(993)	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	84	(713)
Net change in deferred hedging losses, net of tax of $428	–	–	–	–	691	–	–
Net income	–	–	–	49,442	–	–	–
Balance at August 31, 2009	117,781	1,178	219,736	649,398	(1,500)	56,684	(873,080)

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities
Net income	$49,442	$60,319	$64,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,601	50,212	44,432
Amortization	463	441	671
Gain on dispositions of assets, net	(12,506)	(2,954)	(3,267)
Stock-based compensation expense	6,910	7,428	7,058
Provision for deferred income taxes	24	(2,439)	(1,592)
Provision for impairment of long-lived assets	11,163	571	1,165
Excess tax benefit from exercise of employee stock options	(776)	(2,033)	(4,117)
Debt extinguishment and other costs	(6,382)	─	5,283
Payment for hedge termination	─	─	(5,640)
Amortization of debt costs to interest expense	4,531	5,896	4,256
Other	950	190	185
Decrease (increase) in operating assets:
Restricted cash	(8,755)	212	(8,965)
Accounts and notes receivable	(2,352)	(3,226)	(709)
Inventories and prepaid expenses	203	337	159
Increase (decrease) in operating liabilities:
Accounts payable	(5,000)	2,454	106
Deposits from franchisees	(459)	1,196	3,556
Accrued and other liabilities	3,597	8,539	14,242
Total adjustments	39,212	66,824	56,823
Net cash provided by operating activities	88,654	127,143	121,015

Cash flows from investing activities
Purchases of property and equipment	(36,145)	(105,426)	(110,912)
Acquisition of businesses, net of cash received	─	(20,895)	(10,760)
Proceeds from sale/leaseback of real estate	7,097	─	12,619
Investments in direct financing leases	(517)	(67)	(302)
Collections on direct financing leases	957	1,427	1,544
Proceeds from dispositions of assets	86,770	17,339	13,668
Proceeds from sale of minority interests in Partner Drive-Ins	5,190	5,120	3,701
Purchases of minority interests in Partner Drive-Ins	(11,753)	(6,048)	(4,369)
Decrease (increase) in intangibles and other assets	(55)	1,447	212
Net cash provided by (used in) investing activities	51,544	(107,103)	(94,599)

 (Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2009	2008	2007
	(In Thousands)

Cash flows from financing activities
Proceeds from borrowings	$16,883	$165,250	$1,404,490
Payments on long-term debt	(64,838)	(123,321)	(815,396)
Purchases of treasury stock	─	(46,628)	(564,984)
Debt issuance costs	(98)	(226)	(28,166)
Restricted cash for debt obligations	(487)	(1,463)	(15,910)
Payments on capital lease obligations	(2,897)	(2,640)	(2,471)
Exercises of stock options	3,794	5,796	7,732
Excess tax benefit from exercise of employee stock options	776	2,033	4,117
Net cash used in financing activities	(46,867)	(1,199)	(10,588)

Net increase in cash and cash equivalents	93,331	18,841	15,828

Cash and cash equivalents at beginning of the year	44,266	25,425	9,597
Cash and cash equivalents at end of the year	$137,597	$44,266	$25,425

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $212, $734 and $576, respectively)	$38,446	$44,727	$36,501
Income taxes (net of refunds)	12,961	35,316	32,651
Obligation to acquire treasury stock	─	─	14,432
Additions to capital lease obligations	5,299	1,055	5,164
Accounts and notes receivable and decrease in capital lease
obligations from property and equipment sales	4,412	348	1,500
Stock options exercised by stock swap	713	488	799
Change in obligation for purchase of property and equipment	(1,162)	(222)	1,134

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2009, 2008 and 2007

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned Partner Drive-Ins, organized as general partnerships and limited liability companies.  All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2009 presentation.

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

Restricted Cash

As of August 31, 2009, the Company had restricted cash balances totaling $35,368 for funds required to be held in trust for the benefit of senior note holders under the Company’s debt arrangements.  The current portion of restricted cash of $24,900 represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $10,468 represents interest reserves required to be set aside for the duration of the debt.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.  The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis in accordance with SFAS No. 142.  The Company’s reporting units are defined as Partner Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in Note 14, Segment Information).  SFAS No. 142 requires a two-step process for testing impairment.  We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

1.  Summary of Significant Accounting Policies (continued)

We assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. We estimate fair value based on a comparison of two approaches: discounted cash flow analyses and a market multiple approach. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. In addition, the market multiple approach includes significant assumptions such as the use of recent historical market multiples to estimate future market pricing.  These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and our ability to identify buyers in the market.  If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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

The minority ownership interests in Partner Drive-Ins of the managers and supervisors are recorded as a minority interest liability in accrued liabilities and other noncurrent liabilities on the Consolidated Balance Sheets, and their share of the drive-in earnings is reflected as Minority interest in earnings of Partner Drive-Ins in the Costs and expenses section of the Consolidated Statements of Income. The ownership agreements contain provisions that give the Company the right, but not the obligation, to purchase the minority interest of the supervisor or manager in a drive-in.   The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

1.  Summary of Significant Accounting Policies (continued)

Revenue Recognition, Franchise Fees and Royalties

Revenue from Partner Drive-In sales is recognized when food and beverage products are sold.  We present Partner Drive-In sales net of sales tax and other sales-related taxes.

Initial franchise fees are recognized in income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by the Company and the fees are nonrefundable.  Area development agreement fees are generally nonrefundable and are recognized in income on a pro rata basis when the conditions for revenue recognition under the individual area development agreements are met.  Both initial franchise fees and area development fees are generally recognized upon the opening of a franchise drive-in or upon termination of the agreement between the Company and the franchisee.

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

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $32,997, $36,801, and $35,241 for fiscal years 2009, 2008 and 2007, respectively.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

1.  Summary of Significant Accounting Policies (continued)

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

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2009	2008	2007

Selling, general and administrative	$6,910	$7,428	$7,059
Income tax benefit	(2,452)	(2,820)	(2,254)
Net stock-based compensation expense	$4,458	$4,608	$4,805
Impact on net income per share:
Basic	$0.07	$0.08	$0.07
Diluted	$0.07	$0.07	$0.07

The Company grants both incentive and non-qualified stock options.  For grants of non-qualified stock options, the Company expects to recognize a tax benefit on exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense.  For grants of incentive stock options, a tax benefit only results if the option holder has a disqualifying disposition.  As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate, and will vary depending on the timing of employees’ exercises and sales of stock.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

1.  Summary of Significant Accounting Policies (continued)

Additional information regarding the Company’s unrecognized tax benefits, including changes in such amounts during fiscal years 2009 and 2008, is provided in Note 12.

Disclosures About Fair Value of Financial Instruments

Effective September 1, 2008, we implemented Financial Accounting Standards No. 157, "Fair Value Measurement" ("FAS 157"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment, credit risk, etc.).

Level 3—Significant unobservable inputs.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009 by FAS 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value

Cash equivalents	$137,597	$–	$–	$137,597
Restricted cash (current)	24,900	–	–	24,900
Restricted cash (noncurrent)	10,468	–	–	10,468
Total assets at fair value	$172,965	$–	$–	$172,965

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for our fiscal year beginning September 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

1.  Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”).  This standard retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after September 1, 2009.  The adoption of SFAS 141(R) is not anticipated to have a material impact on our financial statements.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS 160”).  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning September 1, 2009.  The adoption of SFAS 160 is not anticipated to have a material impact on our financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., whether the evaluation date represents the date the financial statements were issued or were available to be issued). This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the year ended August 31, 2009, the Company adopted SFAS 165. The Company evaluated subsequent events through the date and time the financial statements were issued on October 29, 2009. The adoption of SFAS 165 did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 confirmed that The FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. generally accepted accounting principles ("GAAP") (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative GAAP will exist, and all other literature will be considered non-authoritative. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the first quarter of fiscal 2010. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

2.  Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2009	2008	2007
Numerator:
Net income	$49,442	$60,319	$64,192

Denominator:
Weighted average shares outstanding – basic	60,761	60,403	68,019
Effect of dilutive employee stock options	477	1,867	2,573
Weighted average shares – diluted	61,238	62,270	70,592

Net income per share – basic	$0.81	$1.00	$0.94
Net income per share – diluted	$0.81	$0.97	$0.91

Anti-dilutive employee stock options excluded	6,493	3,255	1,858

3.  Assets Held for Sale and Impairment of Long-Lived Assets

Assets held for sale consist of Partner Drive-Ins that we expect to sell within one year. Such assets are classified as assets held for sale upon meeting the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  These assets are recorded at the lower of the carrying amount or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.  These assets are included in the prepaid expenses and other account and classified as current assets on the consolidated balance sheet. The following table sets forth the components of assets held for sale:

	August 31, 2009	August 31, 2008
Assets:
Property, equipment and capital leases, net	$1,531	$–
Goodwill, net	1,274	–
Other	134	–
Total assets held for sale	2,939	–

During the third quarter of fiscal year 2009, a potential buyer expressed an intent to purchase certain assets of the Company.  As a result, the assets were classified as held for sale.  However, the transaction was not consummated.  Management has determined it is no longer probable that a sale of the assets will be completed within one year, and that the assets do not meet the criteria to remain classified as held for sale. As a result, the assets have been reclassified as held and used and are reflected in “property, equipment and capital leases, net” and “goodwill, net” in the August 31, 2009 consolidated balance sheet.  Depreciation has been retroactively applied to these assets.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

3.   Assets Held for Sale and Impairment of Long-Lived Assets (continued)

During the fiscal years ended August 31, 2009, 2008 and 2007, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets.  The recoverability of Partner Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Partner Drive-Ins.  This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value.   The Company experienced declining sales and cash flows in certain drive-ins in the current economic environment.  The assumptions on future sales and estimated cash flows were also updated.  During fiscal year 2009, these analyses resulted in provisions for impairment totaling $11,163, including $7,462 to write down the carrying amount of building and leasehold improvements on underperforming drive-ins, $3,276 to write down the carrying amount of equipment on underperforming drive-ins and $425 to reduce the carrying amount of six surplus properties down to fair value.  During fiscal year 2008, these analyses resulted in provisions for impairment totaling $571, including $99 to write down the carrying amount of building and leasehold improvements on an underperforming drive-in, and $472 to reduce the carrying amount of five surplus properties down to fair value.  During fiscal year 2007, these analyses resulted in provisions for impairment totaling $1,165, including $412 to reduce the carrying amount of assets in excess of fair value for two drive-ins, and $753 to reduce to fair value the carrying amount of assets for three properties leased to franchisees.

4.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31, 2009 and 2008:

	2009	2008
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$16,775	$14,556
Notes receivable from franchisees	1,740	2,387
Notes receivable from advertising funds	3,881	2,587
Other	5,994	10,922
	28,390	30,452
Less allowance for doubtful accounts and notes receivable	805	614
	$27,585	$29,838
Noncurrent Notes Receivable:
Notes receivable from franchisees	$7,753	$3,266
Less allowance for doubtful notes receivable	74	103
	$7,679	$3,163

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  The notes receivable from advertising funds represent transactions in the normal course of business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

5. Goodwill, Trademarks, Trade Names and Other Intangibles

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $7,823 and $8,013 at August 31, 2009 and 2008, respectively.  The estimated amortization expense for each of the five years after August 31, 2009 is approximately $395. Accumulated amortization related to these intangible assets was $1,856 and $1,639 at August 31, 2009 and 2008, respectively.  The carrying amount of trademarks and trade names not subject to amortization was $6,044 at August 31, 2009 and 2008.
The entire balance of the Company’s goodwill relates to Partner Drive-Ins.  The changes in the carrying amount of goodwill for fiscal years ending August 31, 2009 and 2008 were as follows:

	2009	2008
Balance as of September 1,	$105,762	$102,628
Goodwill acquired during the year	1,354	4,422
Goodwill acquired for minority interests in Partner Drive-Ins	–	4,007
Goodwill disposed of for minority interests in Partner Drive-Ins	(2)	(3,229)
Goodwill disposed of related to the sale of Partner Drive-Ins	(30,815)	(2,066)
Balance as of August 31,	$76,299	$105,762

6.   Refranchising of Partner Drive-Ins

During fiscal year 2009, the Company refranchised the operations of 205 Partner Drive-Ins and recorded a $13.2 million gain.  We retained a minority operating interest in 88 of these refranchised drive-ins.

7.   Leases

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

7.   Leases (continued)

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31, 2009 and 2008:

	2009	2008
Minimum lease payments receivable	$2,807	$3,292
Less unearned income	747	792
Net investment in direct financing leases	2,060	2,500
Less amount due within one year	537	899
Amount due after one year	$1,523	$1,601

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material.  Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2009 are as follows:

	Operating	Direct Financing
Year ending August 31:
2010	$10,028	$727
2011	9,995	524
2012	10,002	394
2013	9,963	308
2014	9,966	226
Thereafter	93,086	628
	143,040	2,807
Less unearned income	–	747
	$143,040	$2,060

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

7.   Leases (continued)

Capital Leases

Components of obligations under capital leases are as follows at August 31, 2009 and 2008:

	2009	2008
Total minimum lease payments	$55,375	$52,988
Less amount representing interest averaging 6.5% in 2009 and 7.1% in 2008	15,914	15,603
Present value of net minimum lease payments	39,461	37,385
Less amount due within one year	2,945	2,882
Amount due after one year	$36,516	$34,503

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2009 are as follows:

	Operating	Capital
Year ending August 31:
2010	$11,909	$5,861
2011	11,690	5,704
2012	11,508	5,470
2013	11,232	5,459
2014	10,974	5,390
Thereafter	132,022	27,491
	189,335	55,375
Less amount representing interest	--	15,914
	$189,335	$39,461

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

7.   Leases (continued)

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2009	2008	2007
Operating leases:
Minimum rentals	$14,690	$14,438	$13,644
Contingent rentals	199	163	229
Sublease rentals	(1,330)	(527)	(553)
Capital leases:
Contingent rentals	945	1,326	1,300
	$14,504	$15,400	$14,620

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2009 was $29,345.

8.  Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31, 2009 and 2008:

	Estimated Useful Life	2009	2008
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$4,491	$3,891
Computer and other equipment	2 – 5 yrs	42,612	40,043
Drive-ins, including those leased to others:
Land		170,679	176,201
Buildings	8 – 25 yrs	372,224	382,268
Equipment	5 – 7 yrs	126,432	192,323
Property and equipment, at cost		716,438	794,726
Less accumulated depreciation		225,388	240,251
Property and equipment, net		491,050	554,475

Capital Leases:
Leased home office building	Life of lease	9,990	9,321
Leased drive-in buildings, equipment and other assets under capital leases, including those held for sublease	Life of lease	43,288	40,298
Less accumulated amortization		20,390	17,849
Capital leases, net		32,888	31,770
Property, equipment and capital leases, net		$523,938	$586,245

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

8.  Property, Equipment and Capital Leases (continued)

Land, buildings and equipment with a carrying amount of $182,869 at August 31, 2009 were leased under operating leases to franchisees or other parties.  The accumulated depreciation related to these buildings and equipment was $37,946 at August 31, 2009.  As of August 31, 2009, the Company had drive-ins under construction with costs to complete which aggregated $447.

9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31, 2009 and 2008:

	2009	2008
Wages and other employee benefits	$5,224	$7,685
Taxes, other than income taxes	11,374	16,004
Accrued interest	887	1,121
Minority interest in consolidated drive-ins	1,501	2,123
Unredeemed gift cards and gift certificates	7,109	6,283
Other	8,417	12,984
	$34,512	$46,200

10. Long-Term Debt

Long-term debt consists of the following at August 31, 2009 and 2008:

	2009	2008
5.7% Class A-2 senior notes, due December 2031	$511,107	$573,300
Class A-1 senior variable funding notes	187,250	185,000
Other	1,193	1,122
	699,550	759,422
Less long-term debt due within one year	52,699	38,469
Long-term debt due after one year	$646,851	$720,953

Maturities of long-term debt for each of the five years after August 31, 2009 are $52,699 in 2010, $70,234 in 2011, $89,309 in 2012, $487,004 in 2013, and $304 thereafter.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

10. Long-Term Debt (continued)

In December 2006, various subsidiaries of the Company issued $600,000 of Class A-2 senior notes in a private transaction.  The proceeds were used to refinance the outstanding balance under the senior secured credit facility, along with costs associated with the transaction.  The Class A-2 notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions.  These notes have a fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term.  Loan origination costs associated with this debt totaled $23,378, and the unamortized balance of $11,071 is categorized as debt origination costs, net, on the Consolidated Balance Sheet as of August 31, 2009.  Amortization of these loan costs and the hedge loss discussed below produces an overall weighted average interest cost of 6.8%.  The Class A-2 notes have an expected life of six years, with a legal final repayment date in December 2031.  If the debt extends beyond the expected life, rapid amortization and cash trapping provisions of the debt agreements will be triggered which will cause the remaining principal balance to be given higher priority of payment from the secured sources.

The Company anticipates paying the debt in full based on the expected life.

In connection with issuance of the Class A-2 notes, various subsidiaries of the Company also completed a securitized financing facility of Class A-1 senior variable funding notes.  This facility allows for the issuance of up to $200,000 of notes and certain other credit instruments, including letters of credit.  Considering the $187,250 outstanding at August 31, 2009 and $325 in outstanding letters of credit, $12,425 was unused and available under the Class A-1 notes.  The effective interest rate on the outstanding balance for the Class A-1 notes at August 31, 2009 and 2008 was 1.42% and 3.69%, respectively. There is a commitment fee on the unused portion of the Class A-1 notes of 0.5%.  During fiscal year 2009, upon request of the Company to draw down the remaining $12,250 in Class A-1 senior variable funding notes from the lender who committed to advance one-half of the funds for the variable funding notes, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation.  The Company no longer considers the $12,250 to be available.

The Class A-1 and Class A-2 senior notes were issued by special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic’s franchising assets and Partner Drive-In real estate used in operation of the Company’s existing business.  As of August 31, 2009, total assets for these combined indirect subsidiaries were approximately $466,000, including receivables for royalties, Partner Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of $35,369.  The Class A-1 and Class A-2 notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets.  Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers and pledged substantially all of its assets to secure such obligations.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

10. Long-Term Debt (continued)

The third-party insurance company that provides credit enhancements in the form of financial guaranties of our Class A-1 and Class A-2 note payments has been the subject of credit rating downgrades by Standard & Poor’s and Moody’s, which ratings were CC and Caa2, respectively at October 29, 2009.  We are unable to determine whether additional downgrades may occur and what impact prior downgrades have had or additional downgrades would have on our insurer’s financial condition.  If the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund additional amounts on our Class A-1 variable funding notes.  In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the Class A-1 and Class A-2 notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal. While no assurance can be provided, if this were to occur, we believe that we could negotiate mutually acceptable terms with our lenders or obtain alternate funding.

Although the Company does not guarantee the Class A-1 and Class A-2 notes, the Company has agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the notes and certain indemnity obligations.

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed in December 2006.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned.  The loss resulting from settlement of $5,640 ($3,483, net of tax) was recorded in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the Class A-2 notes.  Amortization of this loss during fiscal years 2009 and 2008 totaled $1,050 ($691, net of tax) and $1,063 ($657, net of tax) in interest expense, respectively.  Over the next 12 months, the Company expects to amortize $801 ($492, net of tax) to interest expense for this loss.  The cash flows resulting from these hedge transactions are included in cash flows from operating activities on the Consolidated Statement of Cash Flows.

The following table presents the components of comprehensive income for the years ended August 31, 2009, 2008 and 2007:

	2009	2008	2007
Net Income	$49,442	$60,319	$64,192
Decrease (increase) in deferred hedging loss, net of tax	691	657	(2,364)
Total comprehensive income	$50,133	$60,976	$61,828

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

11. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31, 2009 and 2008:

	2009	2008
Minority interests in consolidated drive-ins	$1,916	$3,097
Deferred area development fees	8,014	6,993
Escalating land leases payable	6,545	5,517
Deferred income real estate installment sales	4,348	912
Deferred income- sale/leaseback	4,134	563
Other	1,159	1,001
	$26,116	$18,083

12. Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2009	2008	2007
Current:
Federal	$17,513	$21,881	$31,369
State	2,487	5,730	3,859
	20,000	27,611	35,228

Deferred:
Federal	9,456	7,259	1,272
State	1,422	1,092	191
	10,878	8,351	1,463
Provision for income taxes	$30,878	$35,962	$36,691

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2009	2008	2007
Amount computed by applying a tax rate of 35%	$28,112	$33,698	$35,309
State income taxes (net of federal income tax benefit)	2,541	4,434	2,726
Employment related and other tax credits, net	(1,401)	(1,732)	(1,443)
Other	1,626	(438)	99
Provision for income taxes	$30,878	$35,962	$36,691

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

12. Income Taxes (continued)

Deferred tax assets and liabilities consist of the following at August 31, 2009 and 2008:

	2009	2008
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$315	$274
Property, equipment and capital leases	107	200
Accrued litigation costs	272	309
Prepaid expenses	(570)	(551)
Deferred income from franchisees	27	(282)
Deferred income from affiliated technology fund	220	250
Current deferred tax assets, net	$371	$200

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases including differences related to capitalization and amortization	$(2,841)	$(3,062)
Investment in partnerships, including differences in capitalization, depreciation and direct financing leases	(11,158)	(17,504)
Capital loss carryover	–	1,419
State net operating losses	5,231	4,411
Property, equipment and capital leases	(24,232)	(9,429)
Deferred income from affiliated franchise fees	1,327	2,167
Accrued liabilities	331	219
Intangibles and other assets	158	166
Deferred income from franchisees	3,104	2,751
Stock compensation	8,349	7,569
Loss on cash flow hedge	928	1,357
Debt extinguishment	(2,473)	–
	(21,276)	(9,936)
Valuation allowance	(5,231)	(4,411)
Noncurrent deferred tax liabilities, net	$(26,507)	$(14,347)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$15,138	$16,681
Deferred tax liabilities	(41,274)	(30,828)
Net deferred tax liabilities	$(26,136)	$(14,147)

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

12. Income Taxes (continued)

State net operating loss carryforwards expire generally beginning in 2010.  Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $5.2 million and $4.4 million as of August 31, 2009 and August 31, 2008, respectively.

As of August 31, 2008, the Company has capital loss carryovers of approximately $8.7 million which expire beginning in fiscal year 2011.  Management believes the Company will realize these carryovers during fiscal year 2009, and has included the benefit in the current year tax accrual.

As of August 31, 2009, the Company has approximately $3,419 of unrecognized tax benefits, including approximately $1,296 of interest and penalty.  The liability for unrecognized tax benefits decreased by $1,964.  The majority of the change resulted from a reduction due to the expiration of statutes of limitations which decreased the unrecognized tax benefit by $1,539.   Other reductions included positions for prior years in which cash settlements of audits were less than the liability recorded, and a reduction in liabilities recorded for prior year estimated interest of $242 and $471, respectively. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.   The entire balance of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.  A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows:

2009
Opening balance upon adoption at September 1, 2008	$5,383
Additions based on tax positions related to the current year	–
Additions for tax positions of prior years	494
Reductions for tax positions of prior years	(713)
Reductions for settlements	(206)
Reductions due to statute expiration	(1,539)
Balance at August 31, 2009	$3,419

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $165 to $1,280, depending on the timing and terms of the examination resolutions.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

13.  Stockholders’ Equity

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

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards.  At August 31, 2009, 1,761 shares were available for grant under the 2006 Plan.  The Company has historically granted only stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of seven to ten years, and a vesting period of three years.  The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

In January 2009, in addition to issuing stock options, the Company awarded 426 performance share units (“PSUs”) to certain executives under the 2006 Plan.  These PSUs, which vest at the end of the three-year period if certain Company performance criteria are met, are payable in the Company’s common stock.  Also, in January 2009, the Company began to award restricted stock units (“RSUs”) to its directors under the 2006 Plan. A total of 42 RSUs were granted in 2009. The RSUs have a vesting period of three years and their fair value is based on our closing stock price on the date of grant and are payable in the Company’s common stock.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2009, 2008 and 2007.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2009, 2008 and 2007 was $3.50, $6.10 and $7.10, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2009	2008	2007
Expected term (years)	4.6	4.5	4.5
Expected volatility	38%	28%	28%
Risk-free interest rate	1.4%	3.1%	4.6%
Expected dividend yield	0%	0%	0%

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

13.  Stockholders’ Equity (continued)

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

SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.  These excess tax benefits were $776, $2,033 and $4,117 for the years ended August 31, 2009, 2008 and 2007, respectively, and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows.  The proceeds from exercises of stock options are also classified as cash flows from financing activities and totaled $3,794, $5,796 and $7,732 for each of the years ended August 31, 2009, 2008 and 2007, respectively.

Stock Options

A summary of stock option activity under the Company’s share-based compensation plans for the year ended August 31, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,762	$16.51
Granted	1,830	10.22
Exercised	(719)	6.25
Forfeited or expired	(1,121)	18.02
Outstanding August 31, 2009	7,752	$15.76	4.62	$6,430
Exercisable August 31, 2009	4,816	$16.14	3.85	$4,426

The total intrinsic value of options exercised during the years ended August 31, 2009, 2008 and 2007 was $2,597, $10,992 and $19,408, respectively.  At August 31, 2009, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.2 and is expected to be recognized over a weighted average period of 1.1 years.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

13.  Stockholders’ Equity (continued)

Performance Share Units

The fair value of each PSU granted is equal to the market price of the Company’s stock at date of grant. As of August 31, 2009, the Company’s performance was not expected to meet the minimum threshold for the 2009 grant to vest, therefore, the PSUs have not been expensed and the Company has not realized any tax deductions.

A summary of the Company’s PSU activity during the year ended August 31, 2009 is presented in the following table:

	Performance Share Units	Weighted-Average Grant Date Fair Value	Total Fair Value ($)
Outstanding-beginning of year	—	$—
Granted	426	10.15	$4,324
Issued	—	—
Forfeited	13	10.15
Outstanding August 31, 2009	413	$10.15	$4,192
Exercisable August 31, 2009	—	$—	$—
Not Vested at August 31, 2009	413	$10.15	$4,192

Accumulated Other Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the interest rate risk associated with the pending securitized debt transaction.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned.  The loss resulting from settlement was recorded net of tax in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the debt.  See Note 10 for additional information.

14. Segment Information

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

	2009	2008	2007
Revenues:
Partner Drive-Ins	$567,436	$671,151	$646,915
Franchise Operations	131,712	127,111	115,626
Gain on Sale of Partner Drive-Ins	13,154	3,044	732
Unallocated revenues	6,487	3,407	7,196
	$718,789	$804,713	$770,469

Income from Operations:
Partner Drive-Ins	$87,209	$123,049	$126,739
Franchise Operations	131,712	127,111	115,626
Gain on Sale of Partner Drive-Ins	13,154	–	–
Unallocated revenues	6,487	6,451	7,928
Unallocated expenses:
Selling, general and administrative	(63,358)	(61,179)	(58,736)
Depreciation and amortization	(48,064)	(50,653)	(45,103)
Provision for impairment of long-lived assets	(11,163)	(571)	(1,165)
	$115,977	$144,208	$145,289

15.  Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s Board of Directors.  If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $1,187, $1,324, and $2,943 during fiscal years 2009, 2008 and 2007, respectively.

16.  Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and several members of its senior management. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as an incentive bonus.  These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $9,200 at August 31, 2009 due to loss of employment in the event of a change in control (as defined in the contracts).

17.  Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750.  As of August 31, 2009, the total amount guaranteed under the Irwin agreement was $724.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2016.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

17.  Contingencies (continued)

in place, therefore, providing recourse with the franchisee under the notes.  The Company is not aware of any defaults under this program.  The Company’s liability for this guarantee, which is based on fair value, is $283 as of August 31, 2009.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC.  Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000.  As of August 31, 2009, the total amount guaranteed under the GEC agreement was $1,304.  The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC.   Existing loans under guarantee will expire through 2013.  In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.  Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees.  Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2009, the amount remaining under guaranteed lease obligations for which no liability has been provided totaled $11,405.  In addition, capital lease obligations totaling $1,070 are still reflected as liabilities as of August 31, 2009 for properties sold to franchisees.  At this time, the Company has no reason to anticipate any default under the foregoing leases.

Effective November 30, 2005, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  As of August 31, 2009, the balance of the loan was $377 and an immaterial liability has been provided for the fair value of this guarantee.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

18.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Income statement data:
Partner Drive-In sales	$153,047	$159,285	$141,708	$147,139	$144,279	$178,338	$128,402	$186,389	$567,436	$671,151
Gain on the Sale of Partner Drive-Ins	236	(28)	(47)	437	10,727	3	2,238	2,633	13,154	3,044
Other	30,783	30,924	27,336	27,045	36,897	34,657	43,183	37,891	138,199	130,518
Total revenues	184,066	190,181	168,997	174,621	191,903	212,998	173,823	226,913	718,789	804,713

Partner Drive-In operating expenses	130,635	129,174	121,784	119,497	119,807	144,514	108,001	154,917	480,227	548,102
Selling, general and administrative	16,162	14,914	16,300	15,540	16,420	15,716	14,476	15,009	63,358	61,179
Impairment of long-lived assets	414	─	─	99	7,490	─	3,260	472	11,163	571
Other	13,019	12,206	12,529	12,694	11,453	13,044	11,062	12,709	48,064	50,653
Total expenses	160,230	156,294	150,613	147,830	155,170	173,274	136,799	183,107	602,812	660,505
Income from operations	23,836	33,887	18,384	26,791	36,733	39,724	37,024	43,806	115,977	144,208

Debt extinguishment and other costs	─	─	(6,382)	─	─	─	─	─	(6,382)	─
Interest expense, net	11,666	11,980	10,778	12,214	9,911	11,968	9,684	11,765	42,039	47,927
Income before income taxes	12,170	21,907	13,988	14,577	26,822	27,756	27,340	32,041	80,320	96,281
Provision for income taxes	5,039	8,324	5,337	5,324	10,049	10,517	10,453	11,797	30,878	35,962
Net income	$7,131	$13,583	$8,651	$9,253	$16,773	$17,239	$16,887	$20,244	$49,442	$60,319
Net income per share:
Basic	$0.12	$0.22	$0.14	$0.15	$0.28	$0.29	$0.28	$0.34	$0.81	$1.00
Diluted	$0.12	$0.22	$0.14	$0.15	$0.27	$0.28	$0.28	$0.33	$0.81	$0.97
Weighted average shares outstanding:
Basic	60,459	60,772	60,464	60,303	60,886	60,167	61,052	60,370	60,761	60,403
Diluted	61,210	63,065	61,148	62,384	61,215	62,023	61,377	61,609	61,238	62,270

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Data)

19.  Fair Values of Financial Instruments

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

As of August 31, 2009 and 2008, carrying values approximate their estimated fair values.

Borrowed funds—Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings as similar as available in terms of amounts and terms to those currently outstanding.  There are few leveraged loan transactions occurring in the current market.  Market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement) was used in estimating fair value.  Management believes this fair value is a reasonable estimate with the information that is available.

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2009 were $511,903 and $473,266, respectively, and at August 31, 2008 were $574,193 and $517,315, respectively.  Carrying values, including accrued interest, and estimated fair values for variable-rate borrowings at August 31, 2009 were $187,333 and $159,303, respectively, and at August 31, 2008 were $185,219 and $185,253, respectively.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Year ended:
August 31, 2009	717	454	296	4	879
August 31, 2008	711	337	335	4	717
August 31, 2007	635	269	235	42	711

Accrued carrying costs for drive-in closings and disposals
Year ended:
August 31, 2009	44	–	–	2	46
August 31, 2008	91	–	47	–	44
August 31, 2007	113	–	22	–	91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly-authorized, to sign this report on its behalf on this 29th day of October, 2009.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors and Chief Executive Officer	October 29, 2009
J. Clifford Hudson,
Principal Executive Officer

/s/ Stephen C. Vaughan	Executive Vice President and Chief Financial Officer	October 29, 2009
Stephen C. Vaughan,
Principal Financial Officer

/s/ Terry D. Harryman	Vice President and Controller	October 29, 2009
Terry D. Harryman,
Principal Accounting Officer

/s/ Douglas N. Benham	Director	October 29, 2009
Douglas N. Benham

/s/ Leonard Lieberman	Director	October 29, 2009
Leonard Lieberman

/s/ Michael J. Maples	Director	October 29, 2009
Michael J. Maples

/s/ Federico F. Peña	Director	October 29, 2009
Federico F. Peña

/s/ J. Larry Nichols	Director	October 29, 2009
J. Larry Nichols

/s/ H. E. Rainbolt	Director	October 29, 2009
H.E. Rainbolt

/s/ Frank E. Richardson	Director	October 29, 2009
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 29, 2009
Robert M. Rosenberg

EXHIBIT INDEX

Exhibit Number and Description

10.21.	Employment Agreement with Omar Janjua dated October 15, 2009
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350