Form 10-Q
period 2010-01-07
SONIC CORP
filed 2010-01-08
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2009

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

As of November 30, 2009, the Registrant had 61,087,635 shares of common stock issued and outstanding (excluding 56,683,942 shares of common stock held as treasury stock).

SONIC CORP.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
	(Unaudited)
ASSETS	November 30, 2009	August 31, 2009
Current assets:
Cash and cash equivalents	$146,754	$137,597
Restricted cash	9,975	24,900
Accounts and notes receivable, net	24,911	27,585
Assets held for sale	3,052	2,939
Other current assets	8,004	9,111
Total current assets	192,696	202,132

Property, equipment and capital leases	767,031	769,716
Less accumulated depreciation and amortization	(250,054)	(245,778)
Property, equipment and capital leases, net	516,977	523,938

Goodwill, net	76,315	76,299
Trademarks, trade names and other intangible assets, net	11,861	12,011
Noncurrent restricted cash	10,305	10,468
Investment in direct financing leases and noncurrent portion of notes receivable	9,939	9,202
Debt origination costs and other assets, net	14,039	14,991
Intangibles and other assets, net	122,459	122,971
Total assets	$832,132	$849,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,395	$17,174
Deposits from franchisees	3,405	1,833
Accrued liabilities	30,910	34,512
Income taxes payable	2,783	8,156
Obligations under capital leases and long-term debt due within one year	59,658	55,644
Total current liabilities	111,151	117,319

Obligations under capital leases due after one year	35,426	36,516
Long-term debt due after one year	631,888	646,851
Deferred income taxes	25,817	26,507
Other noncurrent liabilities	22,638	24,200

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	─	─
Common stock, par value $.01; 245,000 shares authorized; 117,791 shares issued (117,781 shares issued at August 31, 2009)	1,178	1,178
Paid-in capital	220,976	219,736
Retained earnings	655,628	649,398
Accumulated other comprehensive loss	(1,359)	(1,500)
	876,423	868,812
Treasury stock, at cost; 56,684 common shares (56,684 shares at August 31, 2009)	(873,080)	(873,080)
Total Sonic Corp. stockholders’ equity (deficit)	3,343	(4,268)
Noncontrolling interest	1,869	1,916
Total stockholders’ equity (deficit)	5,212	(2,352)
Total liabilities and stockholders’ equity (deficit)	$832,132	$849,041

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
	(Unaudited) Three months ended
	November 30,
	2009	2008
Revenues:
Partner Drive-In sales	$103,584	$153,047
Franchise Drive-Ins:
Franchise royalties	29,450	29,055
Franchise fees	692	1,171
Other	2,773	793
	136,499	184,066
Costs and expenses:
Partner Drive-Ins:
Food and packaging	28,671	42,424
Payroll and other employee benefits	34,325	49,863
Other operating expenses, exclusive of depreciation and amortization included below	24,966	34,523
	87,962	126,810

Selling, general and administrative	16,132	16,162
Depreciation and amortization	10,666	13,019
Provision for impairment of long-lived assets	─	414
	114,760	156,405
Income from operations	21,739	27,661

Interest expense	9,804	12,053
Interest income	(284)	(387)
Interest and other expense, net	9,520	11,666
Income before income taxes	12,219	15,995
Provision for income taxes	3,877	5,039
Net income - including noncontrolling interest	$8,342	$10,956
Net income - noncontrolling interest	2,112	3,825
Net income - attributable to Sonic Corp.	$6,230	$7,131

Net income per share – basic	$.10	$.12

Net income per share – diluted	$.10	$.12

See accompanying notes.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	(Unaudited) Three months ended
	November 30,
	2009	2008
Cash flows from operating activities:
Net income - including noncontrolling interest	$8,342	$10,956
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,666	13,019
Stock-based compensation expense	1,924	1,806
Amortization of debt costs to interest expense	1,049	1,182
Noncontrolling interest	(2,112)	(3,825)
Other	(806)	37
Decrease in operating assets	7,759	3,284
Increase (decrease) in operating liabilities:
Accounts payable	1,567	(3,422)
Accrued and other liabilities	(8,945)	(4,712)
Total adjustments	11,102	7,369
Net cash provided by operating activities	19,444	18,325

Cash flows from investing activities:
Purchases of property and equipment	(3,158)	(15,113)
Proceeds from disposition of assets, net of cash paid	8,961	14,354
Other	224	277
Net cash provided by (used in) investing activities	6,027	(482)

Cash flows from financing activities:
Payments on and purchases of debt	(15,566)	(16,268)
Restricted cash for securitization obligations	1,531	1,346
Proceeds from exercise of stock options	63	708
Contributions from noncontrolling interest	254	1,746
Distributions to noncontrolling interest	(1,818)	(3,041)
Other	(778)	(737)
Net cash used in financing activities	(16,314)	(16,246)

Net increase in cash and cash equivalents	9,157	1,597
Cash and cash equivalents at beginning of period	137,597	44,266
Cash and cash equivalents at end of period	$146,754	$45,863

Supplemental cash flow information:
Stock options exercised by stock swap	$–	$669

See accompanying notes.

SONIC CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
  (In thousands)

	Common Stock Shares Amount		Paid-in Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income	Treasury Stock Shares Amount
Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$1,916	$(1,500)	56,684	$(873,080)
Exercise of common stock options	10	–	62	–	–	–	–	–
Stock-based compensation expense	–	–	1,924	–	–	–	–	–
Tax decrement related to exercise of employee stock options	–	–	(9)	–	–	–	–	–
Net change in deferred hedging losses, net of tax of $229	–	–	–	–	–	141	–	–
Purchases of minority interests in Partner Drive-Ins	–	–	(1,145)	–	–	–	–	–
Proceeds from sale of minority interests in Partner Drive-Ins	–	–	408	–	–	–	–	–
Distributions to noncontrolling interest	–	–	–	–	(2,159)	–	–	–
Net income - noncontrolling interest	–	–	–	–	2,112	–	–	–
Net income - attributable to Sonic Corp.	–	–	–	6,230	–	–	–	–
Balance at November 30, 2009	117,791	1,178	220,976	655,628	1,869	(1,359)	56,684	(873,080)

Balance at August 31, 2008	117,045	1,170	209,316	599,956	3,097	(2,191)	56,600	(872,367)
Exercise of common stock options	117	1	708	–	–	–	–	–
Stock-based compensation expense	–	–	1,806	–	–	–	–	–
Tax decrement related to exercise of employee stock options	–	–	(380)	–	–	–	–	–
Net change in deferred hedging losses, net of tax of $271	–	–	–	–	–	159	–	–
Distributions to noncontrolling interest	–	–	–	–	(2,953)	–	–	–
Net income - noncontrolling interest	–	–	–	–	3,825	–	–	–
Net income - attributable to Sonic Corp.	–	–	–	7,131	–	–	–	–
Balance at November 30, 2008	117,162	$1,171	$211,450	$607,087	$3,969	$(2,032)	56,600	$(872,367)

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  The notes to the Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009.  The results of operations for the three-month period ended November 30, 2009, are not necessarily indicative of the results to be expected for the full year ending August 31, 2010.

2. Changes in Accounting Principles

Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 is effective for financial statements issued after September 15, 2009.  SFAS 168 requires that the FASB’s Accounting Standards Codification (ASC) become the sole source of authoritative U.S. generally accepted accounting principles recognized by the FASB for nongovernmental entities.  We have applied this Codification effective September 1, 2009.

Subsequent Events
Effective September 1, 2009, we adopted FASB Statement No. 165, “Subsequent Events.”  This statement was codified into ASC Topic 855, “Subsequent Events.”  Topic 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading.  This guidance is very similar to previous guidance provided in auditing literature and, therefore, should not result in significant changes in practice.  Subsequent events have been evaluated through January 8, 2010, the date our interim financial statements were issued with the filing of this  Quarterly Report on Form 10-Q.

Business Combination
In December 2007, the FASB issued Statement No. 141 (Revised), “Business Combinations,” which was subsequently amended by FASB Staff Position No. FAS 141(R)-1 in April 2009. This statement was codified into FASB ASC Topic 805, “Business Combinations.” Topic 805 is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is September 1, 2009.  In general, Topic 805 requires the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed in the transaction; establishes the acquisition date as the fair value measurement point; and modifies disclosure requirements.

Noncontrolling Interests
Effective September 1, 2009, we implemented FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement was codified into FASB ASC Topic 810, “Consolidation.” Topic 810 requires noncontrolling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheet. It also requires the amount of consolidated net income attributable to noncontrolling interests to be clearly presented on the face of the consolidated income statement. Additionally, Topic 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary requires gain or loss recognition in net income based on the fair value on the deconsolidation date. Topic 810 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented, and did not significantly change the presentation of our consolidated financial statements.

Prior to the adoption of Topic 810, noncontrolling interest was reported as a component of operating income.  Due to the adoption, noncontrolling interest is now presented pre-tax as net income-noncontrolling interest and no longer as a component of operating income.  This presentation gives an appearance of a lower effective tax rate than the Company’s actually effective tax rate. The following table reconciles the difference in the effective tax rate as a result of adoption of this topic:
November 30, 2009
Effective income tax rate reconciliation (post-adoption of Topic 810):
Effective tax rate per consolidated income statement	31.7%
Book income attributable to noncontrolling interest	6.7
Effective tax rate for the three months ended November 30, 2009	38.4%

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	November 30,
	2009	2008
Numerator:
Net income	$6,230	$7,131
Denominator:
Weighted average shares outstanding – basic	61,086	60,459
Effect of dilutive employee stock options	329	751
Weighted average shares – diluted	61,415	61,210

Net income per share – basic	$.10	$.12

Net income per share – diluted	$.10	$.12

4. Assets Held for Sale and Impairment of Goodwill and Long-Lived Assets

Assets held for sale consists of Partner Drive-Ins (drive-ins in which the Company owns a majority interest) that we expect to sell within one year. Such assets are classified as assets held for sale upon meeting the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement was codified into FASB ASC Topic 360, “Property, Plant and Equipment.” These assets are recorded at the lower of the carrying amount or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale.  The following table sets forth the components of assets held for sale:

	November 30, 2009	August 31, 2009
Assets:
Property, equipment and capital leases	$1,554	$1,531
Goodwill, net	1,274	1,274
Other	224	134
Total assets held for sale	$3,052	$2,939

Also in accordance with ASC 360, the Company assesses long-lived assets used in operations for possible impairment losses when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.  We assess the recoverability of our Partner Drive-Ins by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Partner Drive-Ins.  This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value.  During the first quarter of fiscal 2010, we reviewed Partner Drive-Ins and other long-lived assets with combined carrying amounts of $24,683 in property, equipment and capital leases for possible impairment. This review concluded that no drive-ins were within the threshold of a write-down.  Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down additional operating assets to fair value.

5. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with Irwin Franchise Capital Corporation (“Irwin”) in September 2006, pursuant to which existing Sonic franchisees may qualify with Irwin to finance drive-in retrofit projects.  The agreement, which was amended in October 2008, provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750.  As of November 30, 2009, the total amount guaranteed under the Irwin agreement was $708.  The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term.  Existing loans under the program have terms through 2016.  In the event of default by a franchisee, the Company is obligated to pay Irwin the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation.  Irwin is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes.  The Company’s liability for this guarantee, which is based on fair value, is $266 as of November 30, 2009.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of November 30, 2009, the total amount guaranteed under the GEC agreement was $1,266. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes.   Based on the ending date for this program, no liability is required for these guarantees.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2009, the amount remaining under the guaranteed lease obligations totaled $10,751.  At this time, the Company has no reason to anticipate any default under the foregoing leases; therefore, no liability has been provided as of November 30, 2009. In addition, capital lease obligations totaling $967 are still reflected as liabilities as of November 30, 2009 for properties sold to franchisees.

6. Debt and Other Comprehensive Income

On November 9, 2009, the parent of Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments, filed a document with the Securities and Exchange Commission stating that due to deterioration in Ambac’s financial condition, the state insurance commissioner that regulates Ambac had increased oversight of the company.  While no proceeding is currently pending, the document further stated that the state insurance commissioner could decide to initiate delinquency proceedings against Ambac.  We are unable to determine whether such proceedings may occur and what impact they would have on our insurance policy.  For information regarding the potential consequences if Ambac were to become the subject of delinquency or similar proceedings, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009.

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

The following table presents the components of comprehensive income:

	Three months ended
	November 30,
	2009	2008
Net income - attributable to Sonic Corp.	$6,230	$7,131
Net income - noncontrolling interest	2,112	3,825
Change in deferred hedging loss, net of tax	141	159
Total comprehensive income	$8,483	$11,115

7. Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments.  This statement was codified into FASB ASC Topic 280, “Segment Reporting.” Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended
	November 30,
	2009	2008
Revenues:
Partner Drive-Ins	$103,584	$153,047
Franchise Operations	30,142	30,226
Unallocated revenues	2,773	793
	$136,499	$184,066

Income from Operations:
Partner Drive-Ins	$15,622	$26,237
Franchise Operations	30,142	30,226
Unallocated revenues	2,773	793
Unallocated expenses:
Selling, general and administrative	(16,132)	(16,162)
Depreciation and amortization	(10,666)	(13,019)
Provision for impairment of long-lived assets	–	(414)
	$21,739	$27,661

8.  Fair Value Measures

As of November 30, 2009, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $141,600, $9,975, and $10,305 of short-term investments recorded in cash and cash equivalents, current restricted cash and noncurrent restricted cash, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the first quarter ended November 30, 2009 reflected continued challenges including high unemployment and weak consumer sentiment accompanying the general business recession.  System-wide same-store sales declined during the quarter, and the performance of Partner Drive-Ins continued to lag behind that of Franchise Drive-Ins.

For the first quarter of fiscal 2010, revenues and operating income decreased 25.8% and 21.4%, respectively.  Net income decreased 12.6% during the quarter, and earnings per share decreased 16.7% to $0.10 per diluted share from $0.12 in the year-earlier period.

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

System-wide Performance
($ in thousands)
	Three months ended November 30,
	2009	2008
Percentage increase (decrease) in sales	(2.3%)	1.2%
System-wide drive-ins in operation (1):
Total at beginning of period	3,544	3,475
Opened	25	39
Closed (net of re-openings)	(9)	(9)
Total at end of period	3,560	3,505

Average sales per drive-in	$250	$262

Change in same-store sales (2)	(6.5%)	(3.6%)

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased during the first quarter as a result of a decline in average check and, to a lesser extent, a decrease in traffic (number of transactions per drive-in).  The decrease in check is consistent with an industry trend of consumers purchasing fewer items per transaction and purchasing lower-priced items.  The Company has implemented a number of initiatives to improve system-wide same-store sales.  These include promotions that drive traffic, such as the Everyday Value Menu; loyalty, such as Happy Hour; and check, which includes a revised pricing strategy to make combo meals purchases a better value relative to ala carte menu pricing.

The following table provides information regarding drive-in development across the system.

	Three months ended
	November 30,
	2009	2008
New drive-ins:
Partner	3	5
Franchise	22	34
System-wide	25	39
Rebuilds/relocations:
Partner	–	2
Franchise	5	19
System-wide	5	21

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)
	Three months ended			Percent
	November 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$103,584	$153,047	$(49,463)	(32.3%)
Franchise revenues:
Franchise royalties	29,450	29,055	395	1.4%
Franchise fees	692	1,171	(479)	(40.9%)
Other	2,773	793	1,980	249.7%
Total revenues	$136,499	$184,066	$(47,360)	(25.7%)

The following table reflects the changes in Partner Drive-In sales and changes in comparable drive-in sales for Partner Drive-Ins.  It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales
($ in thousands)

	Three months ended November 30,
	2009	2008
Partner Drive-In sales	$103,584	$153,047
Percentage increase (decrease)	(32.3%)	(3.9%)

Partner Drive-Ins in operation (1):
Total at beginning of period	475	684
Opened	3	5
Acquired from (sold to) franchisees	–	(8)
Closed	(2)	(1)
Total at end of period	476	680

Average sales per drive-in	$218	$226
Percentage increase (decrease)	(3.5%)	(7.0%)

Change in same-store sales (2)	(9.1%)	(6.6%)

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The decrease in Partner Drive-In sales was largely driven by the decline in same-store sales for existing drive-ins and the refranchising of 205 Partner Drive-Ins during the previous fiscal year.  The Company has implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales.  These initiatives include restructuring the Partner Drive-In organization, simplifying incentive compensation plans for store-level management, implementing a customer service satisfaction measurement tool, and implementing a more effective pricing tool at the drive-in level.

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

Franchise Information
($ in thousands)

	Three months ended November 30,
	2009	2008
Franchise fees and royalties (1)	$30,142	$30,226
Percentage increase (decrease)	(0.3%)	1.2%

Franchise Drive-Ins in operation (2):
Total at beginning of period	3,069	2,791
Opened	22	34
Acquired from (sold to) company	–	8
Closed	(7)	(8)
Total at end of period	3,084	2,825

Franchise Drive-In sales	$786,344	$757,443
Percentage change	(3.8%)	2.3%

Effective royalty rate	3.75%	3.84%

Average sales per Franchise Drive-In	$255	$270

Change in same-store sales (3)	(6.0%)	(2.9%)

(1)
See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2009.

(2)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties increased 1.4% compared to the same period last year. The increase was attributable to royalties from new and refranchised drive-ins, partially offset by the impact of the decline in same-store sales at Franchise Drive-Ins.

Franchise fees decreased by 40.9% compared to the same period last year.  The decline primarily resulted from fewer Franchise Drive-In openings.

Other income increased by $2.0 million to $2.8 million in the first fiscal quarter of 2010. The increase for the first quarter resulted primarily from rental revenue on refranchised drive-ins in which the Company retained ownership of real estate.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Partner Drive-In sales.  Minority interest in earnings of Partner Drive-Ins (now called noncontrolling interest) is no longer included as a part of cost of sales, in the consolidated income statements, due to recent accounting guidance changes.   We have included noncontrolling interest for comparative purposes in the table below.

Restaurant-Level Margins

	Three months ended		Percentage points
	November 30,		Increase/
	2009	2008	(Decrease)
Costs and expenses(1):
Partner Drive-Ins:
Food and packaging	27.7%	27.7%	─
Payroll and other employee benefits	33.1	32.6	0.5
Other operating expenses	24.1	22.6	1.5
Cost of sales, as reported	84.9%	82.9%	2.0

Noncontrolling interest	2.0%	2.5%	(0.5)
Pro forma cost of sales, including noncontrolling interest	86.9%	85.4%	1.5

   (1) Calculated as a percentage of Partner Drive-In Sales.

Restaurant-level operating costs increased overall for the first quarter 2010 compared to the same period of the prior year.  The increase resulted from higher labor costs driven by minimum wage increases and the de-leveraging impact of lower sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased 0.2% to $16.1 million during the first fiscal quarter of 2010 compared to the same period of fiscal year 2009.  We anticipate that SG&A costs will be flat to slightly higher in fiscal year 2010, on a year over year basis, as a result of continued investment in the franchise side of our business.

Depreciation and Amortization.  Depreciation and amortization expense decreased 18% to $10.7 million in the first quarter of fiscal year 2010.  Capital expenditures during the first three months of fiscal year 2010 were $3.2 million.  Looking forward, we expect depreciation and amortization to decline in the range of 10% to 15% for fiscal 2010 as a result of refranchising.

Interest and Other Expense, Net.  Net interest and other expense decreased $2.1 million to $9.5 million for the first quarter of fiscal year 2010 as compared to the same period in fiscal year 2009.  The primary cause for the decrease is the lower outstanding debt balance as a result of the scheduled repayment of $38 million of principal as well as the purchase of $25.0 million of the Company’s fixed rate notes at a discount in February 2009.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 38.4% for the three-month period of fiscal year 2010 as compared to 41.1% in the same period of 2009.  The lower rate for the first quarter of 2010 compared to the first quarter of 2009 primarily relates to an accrual of tax due to an IRS audit assessment that occurred in Q1 2009 and did not recur in Q1 2010.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change. See Note 2 of the Notes to the Consolidated Financial Statements included in this Form 10-Q for additional information regarding the reconciliation of the effective tax rate based on the presentation of the noncontrolling interest.

Financial Position

Total liabilities decreased $24.5 million or 2.9% during the first three months of fiscal year 2010 primarily as a result of the decrease in long-term debt which resulted from the payments on the Company’s fixed rate notes as well as the payment of income taxes.

Stockholders’ equity increased $7.6 million during the first three months of fiscal year 2010 primarily as a result of the current year earnings.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $1.1 million or 6.1% to $19.4 million in the first three months of fiscal year 2010 as compared to $18.3 million in the same period of fiscal year

2009.  This increase resulted primarily from a decrease in working capital which partially offset by lower operating income before depreciation expense for the first three months of fiscal 2010.

Investing Cash Flows. Net cash generated by investing activities was $4.5 million in the first three months of 2010 as compared to $1.8 million used in investing activities in the same period of fiscal year 2009.  Purchases of property and equipment of $3.2 million were offset by $9.0 million of proceeds from the disposition of assets in fiscal year 2009 that became unrestricted in the first quarter of fiscal year 2010.  We opened three newly constructed Partner drive-ins during the quarter, purchasing the real estate for all of these new drive-ins.  The following table sets forth the components of our investments in capital additions for the first three months of fiscal year 2010 (in millions):

New Partner Drive-Ins, including drive-ins under construction	1.2
Retrofits, drive-thru additions and LED signs in existing drive-ins	.2
Rebuilds, relocations and remodels of existing drive-ins	.1
Replacement equipment for existing drive-ins and other	1.7
Total investing cash flows for capital additions	3.2

Financing Cash Flows.  Net cash used in financing activities was $14.8 million in the first three months of 2010 as compared to $15 million used in the same period of fiscal year 2009.  The amount used was primarily attributable to the scheduled pay-down of debt during the period.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit.  As of November 30, 2009, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.5%, as well as $0.3 million in outstanding letters of credit.  In fiscal year 2009, one of the lenders, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its additional funding obligation. As a result, the Company no longer considers $12.3 million of the securitized financing facility to be available.  See Note 10 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2009 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $30 to $40 million in fiscal year 2010. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofits of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of November 30, 2009, our total cash balance of $167 million ($146.8 million of unrestricted and $20.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activities, proceeds from refranchising Partner Drive-Ins, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2009.

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

Interest Rate Risk.  Our exposure to interest rate risk at November 30, 2009 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs.  At November 30, 2009, the fair value of the fixed rate notes was estimated at $480.9 million versus carrying value of $500.6 million (including accrued interest).  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $11.0 million or increase by approximately $11.3 million, respectively.  The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.  Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement).  Management believes this fair value is a reasonable estimate with the information that is available.  The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at November 30, 2009 totaled $187.3 million, with a variable rate of 1.5%.  The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax.  At November 30, 2009, the fair value of the variable funding notes was estimated at $164.2 million versus carrying value of $187.3 million (including accrued interest).  Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $4.8 million or increase by approximately $5.0 million, respectively.  The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.  The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

Item 1A. Risk Factors

On November 9, 2009, the parent of Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments, filed a document with the Securities and Exchange Commission stating that due to deterioration in Ambac’s financial condition, the insurance commissioner that regulates Ambac had increased oversight of the company.  While no proceeding is currently pending, the document further stated that the state insurance commissioner could decide to initiate delinquency proceedings against Ambac.  We are unable to determine whether such proceedings may occur and what impact they would have on our insurance policy.  For information regarding the potential consequences if Ambac were to become the subject of delinquency or similar proceedings, see Part I,

Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009. Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009.

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
and Chief Financial Officer

Date:  January 8, 2010

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350