Form 10-Q
period 2010-02-28
SONIC CORP
filed 2010-04-08
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐ .

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

As of February 28, 2010, the Registrant had 61,166,156 shares of common stock issued and outstanding (excluding 56,683,942 shares of common stock held as treasury stock).

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	February 28, 2010	August 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$129,450	$137,597
Restricted cash	8,048	24,900
Accounts and notes receivable, net	27,843	27,270
Income tax receivable	9,523	315
Assets held for sale	—	2,939
Other current assets	6,593	9,111

Total current assets	181,457	202,132

Property, equipment and capital leases	773,264	769,716
Less accumulated depreciation and amortization	(258,285)	(245,778)

Property, equipment and capital leases, net	514,979	523,938

Goodwill, net	76,045	76,299
Trademarks, trade names and other intangible assets, net	10,977	12,011
Noncurrent restricted cash	10,152	10,468
Investment in direct financing leases and noncurrent portion of notes receivable	9,142	9,202
Debt origination costs and other assets, net	9,611	14,991
Intangibles and other assets, net	115,927	122,971

Total assets	$812,363	$849,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,648	$17,174
Deposits from franchisees	2,840	1,833
Accrued liabilities	28,765	34,512
Income taxes payable	3,294	8,156
Obligations under capital leases and long-term debt due within one year	63,703	55,644

Total current liabilities	110,250	117,319

Obligations under capital leases due after one year	34,453	36,516
Long-term debt due after one year	617,532	646,851
Deferred income taxes	25,342	26,507
Other noncurrent liabilities	19,557	24,200

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 117,850 shares issued (117,781 shares issued at August 31, 2009)	1,178	1,178
Paid-in capital	222,487	219,736
Retained earnings	654,986	649,398
Accumulated other comprehensive loss	(1,222)	(1,500)

	877,429	868,812
Treasury stock, at cost; 56,684 common shares (56,684 shares at August 31, 2009)	(873,080)	(873,080)

Total Sonic Corp. stockholders’ equity (deficit)	4,349	(4,268)
Noncontrolling interests	880	1,916

Total stockholders’ equity (deficit)	5,229	(2,352)

Total liabilities and stockholders’ equity (deficit)	$812,363	$849,041

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	(Unaudited)
	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Revenues:
Partner Drive-In sales	$86,627	$141,708	$190,211	$294,755
Franchise Drive-Ins:
Franchise royalties	24,364	26,376	53,814	55,431
Franchise fees	390	851	1,082	2,022
Other	1,408	62	4,181	855

	112,789	168,997	249,288	353,063

Costs and expenses:
Partner Drive-Ins:
Food and packaging	23,691	39,232	52,362	81,656
Payroll and other employee benefits	30,151	47,463	64,476	97,326
Other operating expenses, exclusive of depreciation and amortization included below	21,992	32,025	46,958	66,548

	75,834	118,720	163,796	245,530

Selling, general and administrative	17,324	16,300	33,456	32,462
Depreciation and amortization	10,647	12,529	21,313	25,548
Provision for impairment of long-lived assets	—	—	—	414

	103,805	147,549	218,565	303,954

Income from operations	8,984	21,448	30,723	49,109

Interest expense	9,586	11,075	19,390	23,128
Interest income	(209)	(297)	(493)	(684)
Gain from early extinguishment of debt	—	(6,382)	—	(6,382)

Interest and other expense, net	9,377	4,396	18,897	16,062

Income (Loss) before income taxes	(393)	17,052	11,826	33,047
Provision (Benefit) for income taxes	(789)	5,337	3,088	10,376

Net income - including noncontrolling interests	396	11,715	8,738	22,671
Net income - noncontrolling interests	1,038	3,064	3,150	6,889

Net income (loss) - attributable to Sonic Corp.	$(642)	$8,651	$5,588	$15,782

Net income per share – basic	$(.01)	$.14	$.09	$.26

Net income per share – diluted	$(.01)	$.14	$.09	$.26

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Six months ended February 28,
	2010	2009
Cash flows from operating activities:
Net income - including noncontrolling interests	$8,738	$22,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,313	25,548
Stock-based compensation expense	3,894	3,658
Gain on the early extinguishment of debt	—	(6,382)
Noncontrolling interests	(3,150)	(6,889)
Other	1,431	4,541
Decrease in operating assets	7,776	11,677
Decrease in operating liabilities:
Accounts payable	(2,002)	(3,630)
Accrued and other liabilities	(5,670)	(4,645)
Income taxes	(14,069)	(3,203)

Total adjustments	9,523	20,675

Net cash provided by operating activities	18,261	43,346

Cash flows from investing activities:
Purchases of property and equipment	(12,848)	(22,223)
Proceeds from disposition of assets, net of cash paid	12,845	9,820
Other	1,220	529

Net cash provided by (used in) investing activities	1,217	(11,874)

Cash flows from financing activities:
Payments on and purchases of debt	(21,731)	(41,308)
Proceeds from long-term borrowings	—	12,266
Proceeds from exercise of stock options	371	1,723
Restricted cash for debt obligations	1,501	8,189
Proceeds from sales of noncontrolling interests	414	3,088
Purchases of noncontrolling interests	(2,761)	(4,399)
Other	(5,419)	2,614

Net cash used in financing activities	(27,625)	(17,827)

Net increase (decrease) in cash and cash equivalents	(8,147)	13,645
Cash and cash equivalents at beginning of period	137,597	44,266

Cash and cash equivalents at end of period	$129,450	$57,911

Supplemental cash flow information:
Additions to capital lease obligations	$396	$889

See accompanying notes.

SONIC CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Paid-in	Retained	Noncontrolling	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Interests	Income	Shares	Amount
Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$1,916	$(1,500)	56,684	$(873,080)
Exercise of common stock options	69	—	371	—	—	—	—	—
Stock-based compensation expense	—	—	3,894	—	—	—	—	—
Tax decrement related to exercise of employee stock options	—	—	(164)	—	—	—	—	—
Net change in deferred hedging losses, net of tax of $153	—	—	–	—	—	278	—	—
Purchases of noncontrolling interests in Partner Drive-Ins	—	—	(1,674)	—	(1,087)	—	—	—
Proceeds from sale of noncontrolling interests in Partner Drive-Ins	—	—	324	—	(90)	—	—	—
Changes to noncontrolling interests	—	—	—	—	(3,189)	—	—	—

Net income	—	—	—	5,588	3,150	—	—	—

Balance at February 28, 2010	117,850	$1,178	$222,487	$654,986	$880	$(1,222)	56,684	$(873,080)

Balance at August 31, 2008	117,045	$1,170	$209,316	$599,956	$3,097	$(2,191)	56,600	$(872,367)
Exercise of common stock options	285	2	1,768	—	—	—	—	—
Stock-based compensation expense	—	—	3,659	—	—	—	—	—
Tax decrement related to exercise of employee stock options	—	—	(704)	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	5	(48)
Net change in deferred hedging losses, net of tax of $263	—	—	—	—	—	401	—	—
Purchases of noncontrolling interests in Partner Drive-Ins	—	—	—	—	(1,208)	—	—	—
Proceeds from sale of noncontrolling interests in Partner Drive-Ins	—	—	—	—	549	—	—	—
Changes to noncontrolling interests	—	—	—	—	(6,280)	—	—	—

Net income	—	—	—	15,782	6,889	—	—	—

Balance at February 28, 2009	117,330	$1,172	$214,039	$615,738	$3,047	$(1,790)	56,605	$(872,415)

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009. The second fiscal quarter is typically the most volatile for the Company due to seasonality and weather. The results of operations for the three- and six-month periods ended February 28, 2010, are not necessarily indicative of the results to be expected for the full year ending August 31, 2010.

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

Subsequent Events

Effective September 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events.” Topic 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading. This guidance is very similar to previous guidance provided in auditing literature and, therefore, should not result in significant changes in practice.

Business Combination

In December 2007, ASC Topic 805, “Business Combinations,” became effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company was September 1, 2009. In general, Topic 805 requires the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed in the transaction; establishes the acquisition date as the fair value measurement point; and modifies disclosure requirements.

Noncontrolling Interests

Effective September 1, 2009, the Company implemented ASC Topic 810, “Consolidation.” Topic 810 requires noncontrolling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheet. It also requires the amount of consolidated net income attributable to noncontrolling interests to be clearly presented on the face of the consolidated income statement. Additionally, Topic 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary requires gain or loss recognition in net income based on the fair value on the deconsolidation date. Topic 810 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented, and did not significantly change the presentation of our consolidated financial statements.

Prior to the adoption of Topic 810, noncontrolling interests were reported as a component of operating income. Due to the adoption, noncontrolling interests are now presented pre-tax as net income-noncontrolling interests and no longer as a component of operating income. This presentation gives an appearance of a lower effective tax rate than the Company’s actually effective tax rate. The following table reconciles the difference in the effective tax rate as a result of adoption of this topic:

February 28, 2010
Effective income tax rate reconciliation (post-adoption of Topic 810):
Effective tax rate per consolidated income statement	26.1%
Book income attributable to noncontrolling interests	9.5

Effective tax rate for the six months ended February 28, 2010	35.6%

Reclassifications

On the Condensed Statements of Cash Flows for fiscal year 2009, $7,485 was reclassified from a reduction of cash for the change in operating assets in cash flows from operations to a reduction of proceeds from disposition of assets, net of cash paid in cash flows from investing activities. This reclassification relates to cash from the sale of real estate that was actually held in restricted cash for a period of time as required by the Company’s debt agreement. In addition, the cash paid and received related to noncontrolling interests in Partner Drive-Ins was reclassified from cash flows from investing activities to cash flows from financing activities in accordance with FASB ASC Topic 810, “Consolidation.”

3. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Numerator:
Net income (loss) - attributable to Sonic Corp.	$(642)	$8,651	$5,588	$15,782
Denominator:
Weighted average shares outstanding – basic	61,146	60,646	61,116	60,553
Effect of dilutive employee stock options	239	502	284	626

Weighted average shares – diluted	61,385	61,148	61,400	61,179

Net income per share – basic	$(.01)	$.14	$.09	$.26

Net income per share – diluted	$(.01)	$.14	$.09	$.26

4. Impairment of Goodwill and Long-Lived Assets

In accordance with ASC Topic 360, the Company assesses long-lived assets used in operations for possible impairment losses when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company assesses the recoverability of our Partner Drive-Ins (drive-ins in which the Company owns a majority interest) by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Partner Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value. During the second quarter of fiscal 2010, the Company evaluated Partner Drive-Ins and other long-lived assets with combined carrying amounts of $26,297 in property, equipment and capital leases for possible impairment. As a result, no provision for impairment was recorded based on this evaluation during the quarter. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down additional operating assets to fair value.

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350. Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified assets and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, the Company estimates the fair value of our reporting units, Partner Drive-Ins and Franchise Operations, using a discounted cash flow analysis and a market multiple approach. These valuation methods incorporate estimates and assumptions about sales, operating margins, growth rates, weighted average cost of capital, and future economic and market conditions. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and our ability to identify buyers in the market. There are inherent uncertainties related to these factors and management’s judgment in applying them. The Company evaluated the recoverability of goodwill prior to the annual assessment as a result of the decline of the Company’s operating results. The estimated fair value of the Partner Drive-In reporting unit exceeded the carrying value by approximately 7% and, therefore, did not indicate a provision for impairment during the quarter. As of February 28, 2010, the Company had $76,045 of goodwill. For more information regarding the Company’s goodwill and other intangible assets information, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2009.

5. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement, which was amended in October 2008, provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750. As of February 28, 2010, the total amount guaranteed under the FFCC agreement was $682. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. The Company’s liability for this guarantee, which is based on fair value, is $255 as of February 28, 2010.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of February 28, 2010, the total amount guaranteed under the GEC agreement was $1,178. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not been required to make any payments under its agreement with GEC. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. The Company has not taken on any franchisee’s obligation or become a note holder and therefore no liability is required for these guarantees.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2010, the amount remaining under the guaranteed lease obligations totaled $10,701. At this time, the Company does not anticipate any default under the foregoing leases; therefore, no liability has been provided as of February 28, 2010. In addition, capital lease obligations totaling $958 are still reflected as liabilities as of February 28, 2010 for Partner Drive-In operations sold to franchisees.

6. Debt and Other Comprehensive Income

In February 2009, the Company purchased $24,985 in face value of its 5.7% fixed rate notes at a discount. The net gain, after the write-off of associated debt costs, was $6,382 and is included as a gain from early extinguishment of debt, offsetting net interest expense for the three- and six-month periods ended February 28, 2009. For more information regarding the Company’s variable and fixed rate notes, see Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2009.

On March 24, 2010, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) commenced rehabilitation proceedings with respect to a segregated account of certain insurance policies held by Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments (the “Segregated Account”). Our insurance policy is not included in the Segregated Account and is not affected by the rehabilitation proceedings. Apart from its actions with regard to the Segregated Account, the OCI continues to maintain oversight of Ambac. No delinquency, rehabilitation or similar proceeding involving our insurance policy is currently pending, and we are unable to determine whether such proceedings may occur and what impact they would have on our insurance policy. For information regarding the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009.

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

The following table presents the components of comprehensive income:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Net income (loss) - attributable to Sonic Corp.	$(642)	$8,651	$5,588	$15,782
Net income - noncontrolling interests	1,038	3,064	3,150	6,889
Change in deferred hedging loss, net of tax	137	242	278	401

Total comprehensive income	$533	$11,957	$9,016	$23,072

7. Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Revenues:
Partner Drive-Ins	$86,627	$141,708	$190,211	$294,755
Franchise Operations	24,754	27,227	54,896	57,453
Unallocated revenues	1,408	62	4,181	855

	$112,789	$168,997	$249,288	$353,063

Income from Operations:
Partner Drive-Ins	$10,793	$22,988	$26,415	$49,225
Franchise Operations	24,754	27,227	54,896	57,453
Unallocated revenues	1,408	62	4,181	855
Unallocated expenses:
Selling, general and administrative	(17,324)	(16,300)	(33,456)	(32,462)
Depreciation and amortization	(10,647)	(12,529)	(21,313)	(25,548)
Provision for impairment of long-lived assets	—	—	—	(414)

	$8,984	$21,448	$30,723	$49,109

8. Fair Value Measures

As of February 28, 2010, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $124,858, $8,048, and $10,152 of short-term investments recorded in cash and cash equivalents, current restricted cash and noncurrent restricted cash, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts. The financial liabilities that are measured at fair value on a recurring basis include both fixed rate and variable long-term debt. At February 28, 2010, the fair value of the fixed rate notes was estimated at $477.8 million versus carrying value of $490.0 million. The fair value of the variable funding notes was estimated at $166.1 million versus carrying value of $187.3 million. The fair value of these accounts is determined based on observable inputs, which represents level 2 in the fair value hierarchy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the second quarter ended February 28, 2010 reflected uncharacteristically severe winter weather in our core markets as well as continued weak consumer sentiment accompanying the general business recession. System-wide same-store sales declined during the quarter, and the performance of Partner Drive-Ins continued to lag behind that of Franchise Drive-Ins.

Revenues declined 33% to $112.8 million for the second quarter of fiscal 2010 as compared to $169.0 million in the year-earlier period. The decrease in second quarter revenues was primarily attributable to the impact on the Company’s revenue mix from refranchising 205 Partner Drive-Ins during fiscal 2009. We now receive franchise royalties from these refranchised drive-ins instead of Partner Drive-In sales; likewise, Partner Drive-In operating expenses have declined. Our revenues also reflected the impact of lower same-store sales on Partner Drive-In revenues and franchise royalties, as well as reduced franchisee fees related to fewer new drive-in openings versus the year-earlier quarter. Offsetting these declines, to some extent, was increased other income related to income from refranchised drive-ins in which we retained a minority ownership interest and rental revenue from refranchised drive-ins. The net loss for the quarter was $0.6 million or $0.01 per diluted share versus net income of $8.7 million or $0.14 per diluted share in the same quarter last year. Excluding a one-time $0.06 gain from the purchase of debt at a discount in the second quarter of fiscal 2009, earnings per diluted share were $0.08 in the year-earlier period.

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

System-Wide Performance

($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Percentage increase (decrease) in sales	(10.2)%	1.5%	(6.2)%	1.6%

System-wide drive-ins in operation(1):
Total at beginning of period	3,560	3,505	3,544	3,475
Opened	17	27	42	66
Closed (net of re-openings)	(17)	(21)	(26)	(30)

Total at end of period	3,560	3,511	3,560	3,511

Average sales per drive-in	$214	$242	$463	$503

Change in same-store sales(2)	(13.2)%	(3.6)%	(9.7)%	(3.6)%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased during the second quarter and for the first half of the year as a result of a reduction in traffic (number of transactions per drive-in) due to severe winter weather around the country as well as the impact of weak consumer spending, particularly in our core markets. We also experienced a decline in average check during the first two months of the quarter. However, this trend improved as the quarter progressed, turning positive in February. The Company has implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales. These initiatives include focusing on customer service, offering differentiated, high quality food and drink products, a new value strategy, new commercials and implementation of a new media strategy intended to increase the number of impressions consumers experience within each Sonic drive-in’s trade area.

The following table provides information regarding drive-in development across the system.

System-Wide Drive-In Development

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
New drive-ins:
Partner	—	3	3	8
Franchise	17	24	39	58

System-wide	17	27	42	66

Rebuilds/relocations:
Partner	—	—	—	2
Franchise	8	12	13	31

System-wide	8	12	13	33

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended February 28,		Increase/	Percent Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$86,627	$141,708	$(55,081)	(38.9)%
Franchise revenues:
Franchise royalties	24,364	26,376	(2,012)	(7.6)%
Franchise fees	390	851	(461)	(54.2)%
Other	1,408	62	1,346	2,171.0%

Total revenues	$112,789	$168,997	$(56,208)	(33.3)%

	Six Months Ended February 28,		Increase/	Percent Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues:
Partner Drive-In sales	$190,211	$294,755	$(104,544)	(35.5)%
Franchise revenues:
Franchise royalties	53,814	55,431	(1,617)	(2.9)%
Franchise fees	1,082	2,022	(940)	(46.5)%
Other	4,181	855	3,326	389.0%

Total revenues	$249,288	$353,063	$(103,775)	(29.4)%

The following table reflects the changes in Partner Drive-In sales and changes in comparable drive-in sales. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales

($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Partner Drive-In sales	$86,627	$141,708	$190,211	$294,755
Percentage change	(38.9)%	(3.7)%	(35.5)%	(3.8)%

Drive-ins in operation(1):
Total at beginning of period	476	680	475	684
Opened	—	3	3	8
Sold to franchisees	(16)	(9)	(16)	(17)
Closed	(3)	(5)	(5)	(6)

Total at end of period	457	669	457	669

Average sales per drive-in	$186	$212	$404	$440

Change in same-store sales(2)	(14.9)%	(6.0)%	(11.8)%	(6.3)%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Partner Drive-In sales decreased 38.9% for the second quarter and declined 35.5% for the first half of fiscal year 2010. The decrease in Partner Drive-In sales was largely driven by the refranchising of 205 Partner Drive-Ins during the previous fiscal year, which resulted in $41.3 million of the decrease in the second quarter and $84.1 million of the decrease during the first six months of fiscal year 2010. Same-store sales decreases for existing drive-ins, partially offset by sales from new stores, accounted for the balance of the decrease.

The following table reflects the change in franchise income (franchise royalties and franchise fees) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information ($ in thousands)
	Three months ended February 28,		Six months ended February 28,
	2010	2009	2010	2009
Franchising revenue(1)	$24,754	$27,227	$54,896	$57,453
Percentage change	(9.1)%	2.0%	(4.5)%	1.5%

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,084	2,825	3,069	2,791
Opened	17	24	39	58
Sold to company	16	9	16	17
Closed	(14)	(16)	(21)	(24)

Total at end of period	3,103	2,842	3,103	2,842

Franchise Drive-In sales	$674,035	$705,151	$1,459,832	$1,463,553
Percentage change	(4.4)%	2.6%	(0.3)%	2.8%

Effective royalty rate	3.61%	3.74%	3.69%	3.79%

Average sales per Franchise Drive-In	$219	$250	$473	$520

Change in same-store sales(3)	(12.9)%	(3.0)%	(9.3)%	(3.0)%

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties accounted for approximately 80% of the decline in franchising revenues, decreasing 7.6% in the second fiscal quarter and 2.9% for the first half of fiscal year 2010 compared to the same periods last year. The decrease in franchise royalties was attributable to the decline in same-store sales at Franchise Drive-Ins combined with a lower effective royalty rate, partially offset by royalties from new and refranchised drive-ins. New and refranchised drive-in royalties accounted for approximately 6.7% of total royalties received for the quarter and 6.0% of total royalties received for fiscal 2010. The lower effective royalty rate resulted from the Company’s variable royalty rate structure which increases as same-store sales increase and decreases as same-store sales decline.

Franchise fees accounted for approximately 20% of the overall decline in franchising revenues decreasing by 54.2% in the second fiscal quarter to $0.4 million and 46.5% to $1.1 million for the first half of fiscal 2010 as compared to the same periods in fiscal 2009. The decline was directly related to fewer Franchise Drive-In openings, as well as the opening of seven new drive-ins under the Company’s incentive program which resulted in a reduced or no franchise fee.

Other income increased by $1.3 million to $1.4 million in the second fiscal quarter of 2010 and increased by $3.3 million to $4.2 million for the first half of fiscal 2010 as compared to the same periods in fiscal 2009. The increase was primarily due to rent revenue associated with the refranchising of Partner Drive-Ins in the prior year, offset by a net loss of approximately $0.5 million on the sale of 16 Partner Drive-Ins this quarter.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Partner Drive-In sales. Minority interest in earnings of Partner Drive-Ins (now called noncontrolling interests) is no longer included as a part of cost of sales in the consolidated income statement due to recent accounting guidance changes. We have included noncontrolling interests for comparative purposes in the table below.

Restaurant-Level Margins
	Three months ended February 28,		Percentage points Increase/
	2010	2009	(Decrease)
Costs and expenses(1):
Partner Drive-Ins:
Food and packaging	27.3%	27.7%	(0.4)%
Payroll and other employee benefits	34.8	33.4	1.4
Other operating expenses	25.4	22.6	2.8

Cost of sales, as reported	87.5	83.7	3.8

Noncontrolling interests	1.2	2.2	(1.0)

Pro forma cost of sales, including noncontrolling interests	88.7%	85.9%	2.8%

	Six months ended February 28,		Percentage points Increase/
	2010	2009	(Decrease)
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.5%	27.7%	(0.2)%
Payroll and other employee benefits	33.9	33.0	0.9
Other operating expenses	24.7	22.6	2.1

Cost of sales, as reported	86.1	83.3	2.8

Noncontrolling interests	1.7	2.3	(0.6)

Pro forma cost of sales, including noncontrolling interests	87.8%	85.6%	2.2

(1)	Calculated as a percentage of Partner Drive-In Sales.

Restaurant-level operating costs increased overall for the second quarter of fiscal 2010 compared to the same period of the prior year. The increase resulted primarily from the de-leveraging impact of lower same-store sales as well as from higher labor costs driven by minimum wage increases.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 6.3% to $17.3 million during the second fiscal quarter of 2010 compared to the same period of fiscal year 2009 and increased 3.1% to $33.5 million for the first six months of fiscal 2010 versus the same period of fiscal 2009. This increase was primarily driven by an increase in bad debt expense of approximately $1.0 million for the quarter.

Depreciation and Amortization. Depreciation and amortization expense decreased 15.0% to $10.6 million in the second quarter of fiscal year 2010 and decreased 16.6% to $21.3 million for the first six months of fiscal 2010 compared to the same period in fiscal 2009. Capital expenditures during the first six months of fiscal year 2010 were $12.8 million. The overall decrease is primarily a result of the refranchising of 205 Partner Drive-Ins in the third fiscal quarter of 2009.

Interest and Other Expense, Net. Net interest and other expense increased $5.0 million to $9.4 million for the second quarter of fiscal 2010 and increased $2.8 million to $18.9 million for the first six months of fiscal year 2010 as compared to the same periods in fiscal year 2009. The net increase for the second quarter is attributable to the debt buy-back transaction that took place in February 2009, which resulted in a gain on the extinguishment of debt of $6.4 million. However, interest expense (excluding the debt extinguishment gain) decreased both in the second quarter and for the first six months of fiscal 2010 due to the declining balance of our fixed-rate notes and lower borrowing rates on our variable funding notes.

Income Taxes. The provision for income taxes reflects an effective tax rate of 55.2% for the second quarter of fiscal 2010 compared to 38.4% for the first quarter of fiscal 2010 and 38.2% for the second quarter of fiscal 2009. The tax benefit associated with the small operating loss in the period combined with benefits recognized in the second quarter of fiscal 2010 related to expiring statutes of limitations resulted in a higher tax rate for the quarter and brings the effective tax rate down to 35.6% for the first six months of fiscal year 2010. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change. See Note 2 of the Notes to the Consolidated Financial Statements included in this Form 10-Q for additional information regarding the reconciliation of the effective tax rate based on the presentation of the noncontrolling interests.

Financial Position

Current assets decreased $20.7 million or 10.2% during the first six months of fiscal year 2010 primarily as a result of a decrease of $25.0 million in cash and restricted cash due to the pay-down of existing debt.

Total liabilities decreased $44.3 million or 5.2% during the first six months of fiscal year 2010 primarily as a result of payments on long-term debt and a reduction in accounts payable and accrued liabilities.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $25.1 million or 57.9% to $18.3 million in the first six months of fiscal year 2010 as compared to $43.3 million in the same period of fiscal year 2009. The decrease between periods resulted primarily from the timing of tax payments and lower operating income before depreciation and amortization expense.

Investing Cash Flows. Net cash generated by investing activities was $1.2 million in the first six months of fiscal 2010 as compared to $11.9 million used in investing activities during the same period of fiscal year 2009. The $13.1 million increase primarily relates to a decrease in purchases of property and equipment, partially offset by an increase in proceeds from the sale of assets. There were no newly constructed Partner Drive-Ins opened during the quarter. The following table sets forth the components of our investments in capital additions for the first six months of fiscal year 2010 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$2.0
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.9
Rebuilds, relocations and remodels of existing drive-ins	0.3
Acquisition of real estate for underlying Partner Drive-Ins	4.8
Replacement equipment for existing drive-ins and other	4.8

Total investing cash flows for capital additions	$12.8

Financing Cash Flows. Net cash used in financing activities increased $9.8 million to $27.6 million in the first six months of fiscal year 2010 compared to the same period in fiscal year 2009. The increase primarily relates to a decrease in restricted cash for debt obligations combined with a decrease in short-term bank borrowing.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit. As of February 28, 2010, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.5%, as well as $0.2 million in outstanding letters of credit. In fiscal year 2009, one of the lenders, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its additional funding obligation. As a result, the Company no longer considers $12.3 million of the securitized financing facility to be available. See Note 10 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2009 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $25 to $30 million in fiscal year 2010. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofits of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of February 28, 2010, our total cash balance of $147.7 million ($129.5 million of unrestricted and $18.2 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activities, proceeds from refranchising Partner Drive-Ins, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future. We anticipate that the excess cash will be used to purchase debt or stock or for other shareholder value-driving initiatives.

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

Allowance for Bad Debt. The Company’s bad debt expense consists of estimated uncollectible accounts recorded during the period. The process of establishing a reasonable allowance for doubtful accounts and resulting bad debt expense involves the combination of an objective evaluation of our historical collection experience and a subjective evaluation to identify certain at-risk receivable balances. Our allowance for doubtful accounts model is designed to consider the age of the receivable balance and our current and historical knowledge of individual franchisees and their businesses. In addition, we use a significant degree of judgment in determining the receivables we believe are unlikely to be collected. If different assumptions regarding franchisee performance or estimates of collectability were to be used, the reserve and related bad debt expense could be materially impacted. Bad debt expense is classified within selling, general and administrative expenses in our income statement.

Ownership Program. Effective April 1, 2010, the Company modified its Partner Drive-In ownership program to reduce the volatility of manager and supervisor earnings. The new compensation program will provide managers and supervisors a larger portion of guaranteed compensation. However, managers and supervisors will retain a significant portion of their income in the form of incentive compensation. With this change, 94% of Partner Drive-Ins will operate under the new compensation structure. As a result, we expect incremental operating expenses of $1 million to $1.5 million per quarter. We believe this new compensation structure will result in greater retention of management and improved drive-in level performance. Over time, we expect the savings from more tenured management and improved performance to offset the incremental costs.

For those Partner Drive-Ins still in the partnership program, noncontrolling interests are recorded as a component of equity on the Condensed Consolidated Balance Sheets, and our partners’ share of the drive-in earnings are reflected as Net income - noncontrolling interests on the Condensed Consolidated Statements of Income. The ownership agreements contain provisions that give the Company the right, but not the obligation, to purchase the noncontrolling interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

Under the partnership program, the Company acquires and sells noncontrolling interests in Partner Drive-Ins from time to time as managers and supervisors buy out and buy in to the partnerships. If the purchase price of a noncontrolling interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as Paid-in capital. The acquisition of a noncontrolling interest for less than book value is recorded as a reduction in purchased Paid-in capital. When the Company sells a noncontrolling interest, the sales price is typically in excess of the book value of the partnership interest, and the difference is recorded as a reduction of Paid-in capital. If the book value exceeds the sales price, the excess is recorded as Paid-in capital. In either case, no gain or loss is recognized on the sale of a noncontrolling ownership interest.

There have been no other material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2009.

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

Interest Rate Risk. Our exposure to interest rate risk at February 28, 2010 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs. At February 28, 2010, the fair value of the fixed rate notes was estimated at $477.8 million versus carrying value of $490.0 million (including accrued interest). Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $10.2 million or increase by approximately $10.5 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market. Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available. The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at February 28, 2010 totaled $187.3 million, with a variable rate of 1.5%. The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax. At February 28, 2010, the fair value of the variable funding notes was estimated at $166.1 million versus carrying value of $187.3 million (including accrued interest). Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $4.5 million or increase by approximately $4.6 million, respectively. The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes. The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

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

On March 24, 2010, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) commenced rehabilitation proceedings with respect to a segregated account of certain insurance policies held by Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments (the “Segregated Account”). Our insurance policy is not included in the Segregated Account and is not affected by the rehabilitation proceedings. Apart from its actions with regard to the Segregated Account, the OCI continues to maintain oversight of Ambac. No delinquency, rehabilitation or similar proceeding involving our insurance policy is currently pending, and we are unable to determine whether such proceedings may occur and what impact they would have on our insurance policy. For information regarding the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009. Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 14, 2010, the Company held its annual meeting of stockholders, at which the stockholders re-elected J. Clifford Hudson, Federico F. Peña and Robert M. Rosenberg as directors for three-year terms expiring at the annual meeting to be held in 2013 and elected Kathryn L. Taylor and Douglas N. Benham as directors for one-year terms expiring at the annual meeting to be held in 2011. The following table sets forth the voting results for the directors:

Director	Votes For	Votes Withheld
J. Clifford Hudson	45,801,413	3,321,756
Federico F. Peña	47,318,529	1,804,640
Robert M. Rosenberg	44,958,557	4,164,612
Douglas N. Benham	46,846,110	2,277,059
Kathryn L. Taylor	46,886,801	2,236,368

Other directors of the Company whose terms continued after the meeting are Leonard Lieberman, Frank E. Richardson, J. Larry Nichols, H.E. Rainbolt and Michael J. Maples.

The following matters were also voted upon at the annual meeting and approved by the stockholders:

(i)	Proposal to approve amendments to the existing equity plans to allow for a one-time stock option exchange program for employees other than directors and named executive officers;

For	Against	Abstain
39,420,892	9,688,426	13,851

(ii)	Proposal to approve certain amendments to the Sonic Corp. 2006 Long-Term Incentive Plan, including an increase in the number of shares available for grant under the plan;

For	Against	Abstain
40,711,488	8,395,454	16,227

(iii)	Proposal to ratify and approve the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
52,210,907	3,624,360	28,864

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits.

10.01	Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(1) to the Company’s Schedule TO filed March 31, 2010

10.02	Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company hereby incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010

10.03	2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010

10.04	1991 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(4) to the Company’s Schedule TO filed March 31, 2010

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/S/ STEPHEN C. VAUGHAN
Stephen C. Vaughan, Executive Vice President and Chief Financial Officer

Date: April 8, 2010

EXHIBIT INDEX

Exhibit Number and Description

10.01	Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(1) to the Company’s Schedule TO filed March 31, 2010

10.02	Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company hereby incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010

10.03	2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010

10.04	1991 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(4) to the Company’s Schedule TO filed March 31, 2010

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350