Form 10-Q
period 2010-05-31
SONIC CORP
filed 2010-07-09
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒ .

As of May 31, 2010, the Registrant had 61,635,777 shares of common stock issued and outstanding (excluding 56,690,782 shares of common stock held as treasury stock).

SONIC CORP.

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Unaudited)
	May 31, 2010	August 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$70,166	$137,597
Restricted cash	10,838	24,900
Accounts and notes receivable, net	33,144	27,270
Income tax receivable	2,776	315
Assets held for sale	—	2,939
Other current assets	7,863	9,111

Total current assets	124,787	202,132

Property, equipment and capital leases	778,617	769,716
Less accumulated depreciation and amortization	(267,753)	(245,778)

Property, equipment and capital leases, net	510,864	523,938

Goodwill, net	76,045	76,299
Trademarks, trade names and other intangible assets, net	10,857	12,011
Noncurrent restricted cash	9,953	10,468
Investment in direct financing leases and noncurrent portion of notes receivable	8,827	9,202
Debt origination costs and other assets, net	8,485	14,991

Intangibles and other assets, net	114,167	122,971

Total assets	$749,818	$849,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,060	$17,174
Deposits from franchisees	2,385	1,833
Accrued liabilities	32,006	34,512
Income taxes payable	3,201	8,156
Obligations under capital leases and long-term debt due within one year	60,497	55,644

Total current liabilities	111,149	117,319

Obligations under capital leases due after one year	33,651	36,516
Long-term debt due after one year	549,985	646,851
Deferred income taxes	18,607	26,507
Other noncurrent liabilities	20,374	24,200

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,327 shares issued (117,781 shares issued at August 31, 2009)	1,184	1,178
Paid-in capital	222,801	219,736
Retained earnings	665,952	649,398
Accumulated other comprehensive loss	(957)	(1,500)

	888,980	868,812
Treasury stock, at cost; 56,691 common shares (56,684 shares at August 31, 2009)	(873,158)	(873,080)

Total Sonic Corp. stockholders’ equity (deficit)	15,822	(4,268)
Noncontrolling interests	230	1,916

Total stockholders’ equity (deficit)	16,052	(2,352)

Total liabilities and stockholders’ equity (deficit)	$749,818	$849,041

See accompanying notes.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	(Unaudited)
	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Revenues:
Partner Drive-In sales	$108,752	$144,279	$298,963	$439,034
Franchise Drive-Ins:
Franchise royalties	32,807	33,399	86,621	88,830
Franchise fees	854	1,350	1,936	3,372
Lease revenue	2,264	1,219	5,085	1,837
Other	1,245	810	3,221	976

	145,922	181,057	395,826	534,049
Costs and expenses:
Partner Drive-Ins:
Food and packaging	30,031	39,457	82,393	121,113
Payroll and other employee benefits	37,991	45,204	102,467	142,530
Other operating expenses, exclusive of depreciation and amortization included below	25,256	30,365	72,214	96,913

	93,278	115,026	257,074	360,556

Selling, general and administrative	17,096	16,420	50,552	48,882
Depreciation and amortization	10,645	11,454	31,958	37,002
Provision for impairment of long-lived assets	188	7,489	188	7,903

	121,207	150,389	339,772	454,343

Other Operating Income:
Gain (loss) from sale of Partner Drive-Ins	(61)	10,846	(677)	10,917

	(61)	10,846	(677)	10,917

Income from operations	24,654	41,514	55,377	90,623

Interest expense	9,036	10,311	28,426	33,439
(Gain) loss from early extinguishment of debt	314	—	314	(6,382)
Interest income	(251)	(400)	(744)	(1,084)

Interest and other expense, net	9,099	9,911	27,996	25,973

Income before income taxes	15,555	31,603	27,381	64,650
Provision for income taxes	3,450	10,049	6,538	20,426

Net income - including noncontrolling interests	12,105	21,554	20,843	44,224
Net income - noncontrolling interests	1,139	4,781	4,289	11,670

Net income - attributable to Sonic Corp.	$10,966	$16,773	$16,554	$32,554

Net income per share - basic	$0.18	$0.28	$0.27	$0.54

Net income per share - diluted	$0.18	$0.27	$0.27	$0.53

See accompanying notes

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited)
	Nine months ended May 31,
	2010	2009
Cash flows from operating activities:
Net income - including noncontrolling interests	$20,843	$44,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,958	37,002
Stock-based compensation expense	5,823	5,306
Loss (gain) on disposition of assets	706	(10,515)
Loss (gain) on the early extinguishment of debt	314	(6,382)
Provision for the impairment of long-lived assets	188	7,903
Noncontrolling interests	(4,289)	(11,670)
Other	(600)	6,666
Decrease (increase) in operating assets:
Restricted cash	6,458	5,594
Accounts receivable and other assets	(5,578)	(2,071)
Increase (decrease) in operating liabilities:
Accounts payable	352	(5,974)
Accrued and other liabilities	(1,442)	(12,891)
Income Tax	(12,819)	11,309

Total adjustments	21,071	24,277

Net cash provided by operating activities	41,914	68,501

Cash flows from investing activities:
Purchases of property and equipment	(19,192)	(29,953)
Proceeds from disposition of assets, net of cash paid	12,957	74,636
Other	562	516

Net cash provided by (used in) investing activities	(5,673)	45,199

Cash flows from financing activities:
Payments on and purchases of debt	(90,851)	(51,315)
Proceeds from long-term borrowings	—	12,266
Proceeds from exercise of stock options	3,336	3,518
Proceeds from sales of noncontrolling interests	521	3,926
Purchases of noncontrolling interests	(8,862)	(10,059)
Other	(7,816)	(3,552)

Net cash used in financing activities	(103,672)	(45,216)

Net (decrease) increase in cash and cash equivalents	(67,431)	68,484
Cash and cash equivalents at beginning of period	137,597	44,266

Cash and cash equivalents at end of period	$70,166	$112,750

See accompanying notes.

SONIC CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Shares	Amount
Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$1,916	$(1,500)	56,684	$(873,080)
Exercise of common stock options	546	6	3,403	—	—	—	—	—
Stock-based compensation expense	—	—	5,823	—	—	—	—	—
Tax decrement related to exercise of employee stock options	—	—	(14)	—	—	—	—	—
Net change in deferred hedging losses, net of tax of $214	—	—	—	—	—	543	—	—
Purchase of treasury stock	—	—	—	—	—	—	7	(78)
Purchases of noncontrolling interests in Partner Drive-Ins	—	—	(6,569)	—	(2,293)	—	—	—
Proceeds from sale of noncontrolling interests in Partner Drive-Ins	—	—	422	—	99	—	—	—
Changes to noncontrolling interests	—	—	—	—	(3,781)	—	—	—
Net income	—	—	—	16,554	4,289	—	—	—

Balance at May 31, 2010	118,327	$1,184	$222,801	$665,952	$230	$(957)	56,691	$(873,158)

Balance at August 31, 2008	117,045	$1,170	$209,316	$599,956	$3,097	$(2,191)	56,600	$(872,367)
Exercise of common stock options	682	8	4,207	—	—	—	—	—
Stock-based compensation expense	—	—	5,306	—	—	—	—	—
Tax decrement related to exercise of employee stock options	—	—	(781)	—	—	—	—	—
Net change in deferred hedging losses, net of tax of $345	—	—	—	—	—	548	—	—
Purchase of treasury stock	—	—	—	—	—	—	84	(714)
Purchases of noncontrolling interests in Partner Drive-Ins	—	—	—	—	(5,621)	—	—	—
Proceeds from sale of noncontrolling interests in Partner Drive-Ins	—	—	—	—	1,330	—	—	—
Changes to noncontrolling interests	—	—	—	—	(8,560)	—	—	—
Net income	—	—	—	32,554	11,670	—	—	—

Balance at May 31, 2009	117,727	$1,178	$218,048	$632,510	$1,916	$(1,643)	56,684	$(873,081)

See accompanying notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal, recurring accruals, which Sonic Corp. (the “Company”) considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. In certain situations, these accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. The notes to the Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009. The results of operations for the three- and nine-month periods ended May 31, 2010, are not necessarily indicative of the results to be expected for the full year ending August 31, 2010.

2. Update to Accounting Policies

Ownership Program. Partner Drive-Ins are drive-in operations in which the Company’s operating subsidiary, Sonic Restaurants, Inc. (“SRI”), owns a majority ownership interest. Historically, Partner Drive-Ins have operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in own a minority interest (generally, the “ownership program”). Under the ownership program, managers and supervisors share in the cash flow for their Partner Drive-In but are also responsible for their share of any losses incurred by the drive-in. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the ownership program to reduce the volatility of manager and supervisor earnings and improve retention. The new compensation program provides managers and supervisors a larger portion of guaranteed compensation but retains a significant incentive component based on drive-in level performance. With this change, 94% of Partner Drive-Ins now operate under the new compensation structure.

For those Partner Drive-Ins still in the Company’s ownership program, noncontrolling interests are recorded as a component of equity on the Condensed Consolidated Balance Sheets, and our partners’ share of the drive-in earnings are reflected as net income - noncontrolling interests on the Condensed Consolidated Statements of Income. The ownership agreements contain provisions that give the Company the right, but not the obligation, to purchase the noncontrolling interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

Under the ownership program, the Company acquires and sells noncontrolling interests in Partner Drive-Ins from time to time as managers and supervisors buy into and buy out of the partnerships. If the purchase price of a noncontrolling interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as paid-in capital. The acquisition of a noncontrolling interest for less than book value is recorded as a reduction in paid-in capital. When the Company sells a noncontrolling interest, the sales price is typically in excess of the book value of the partnership interest, and the difference is recorded as a reduction of paid-in capital. If the book value exceeds the sales price, the excess is recorded as paid-in capital. In either case, no gain or loss is recognized on the sale of a noncontrolling ownership interest.

3. Changes in Accounting Principles

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Subsequent Events

Effective September 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events.” Topic 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading. This guidance is very similar to previous guidance provided in auditing literature and, therefore, does not result in significant changes in practice.

Business Combinations

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

Prior to the adoption of Topic 810, noncontrolling interests were reported as a component of operating income. Due to the adoption, noncontrolling interests is now presented pre-tax as net income-noncontrolling interests and no longer as a component of operating income. This presentation gives an appearance of a lower effective tax rate than the Company’s actual effective tax rate. The following table reconciles the difference in the effective tax rate as a result of adoption of this topic:

	Three months ended May 31, 2010	Nine months ended May 31, 2010
Effective income tax rate reconciliation (post-adoption of Topic 810):
Effective tax rate per consolidated income statement	22.2%	23.9%
Income attributable to noncontrolling interests	1.7%	4.4%

Effective tax rate for the period ended May 31, 2010	23.9%	28.3%

Reclassifications

The Company buys and sells Partner Drive-Ins as a part of its ongoing business operations. Gains and losses derived from these transactions have historically been reported net in other revenues on the Condensed Consolidated Statements of Income. The Company will report these net gains and losses in other operating income beginning in the third fiscal quarter of fiscal year 2010 and has reclassified amounts previously reported in the current and prior fiscal years to conform to this new presentation.

On the Condensed Statements of Cash Flows for fiscal year 2009, $6,371 was reclassified from a reduction of cash for the change in operating assets in cash flows from operations to a reduction of proceeds from disposition of assets, net of cash paid in cash flows from investing activities. This reclassification relates to cash from the sale of real estate that was held in restricted cash for a period of time as required by the Company’s debt agreement. In addition, the cash paid and received related to noncontrolling interests in Partner Drive-Ins was reclassified from cash flows from investing activities to cash flows from financing activities in accordance with FASB ASC Topic 810. The amount of cash paid for noncontrolling interests for the first nine months of fiscal 2010 was $8,862 as compared to $10,059 for the same period in fiscal 2009. The amount of cash received for noncontrolling interests for the first nine months of fiscal 2010 was $521 as compared to $3,926 for the same period in fiscal 2009.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

4. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Numerator:
Net income – attributable to Sonic Corp.	$10,966	$16,773	$16,554	$32,554
Denominator:
Weighted average shares outstanding – basic	61,434	60,886	61,215	60,664
Effect of dilutive employee stock options	263	329	317	527

Weighted average shares – diluted	61,697	61,215	61,532	61,191

Net income per share – basic	$0.18	$0.28	$0.27	$0.54

Net income per share – diluted	$0.18	$0.27	$0.27	$0.53

5. Impairment of Long-Lived Assets and Goodwill

The Company assesses long-lived assets used in operations for possible impairment losses when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company assesses the recoverability of our Partner Drive-Ins by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Partner Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value. During the third quarter of fiscal 2010, the Company evaluated Partner Drive-Ins and other long-lived assets with combined carrying amounts of $30,506 in property, equipment and capital leases for possible impairment. As a result, impairment charges totaling $188 were recorded to reduce the book value to fair value during the quarter. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down additional operating assets to fair value.

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified assets and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, the Company estimates the fair value of our reporting units, Partner Drive-Ins and Franchise Operations, using a discounted cash flow analysis and a market multiple approach. These valuation methods incorporate estimates and assumptions about sales, operating margins, growth rates, weighted average cost of capital, and future economic and market conditions. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and our ability to identify buyers in the market. There are inherent uncertainties related to these factors and management’s judgment in applying them. The Company evaluated the recoverability of goodwill prior to the annual assessment as a result of the decline of the Company’s operating results. The estimated fair value of the Partner Drive-In reporting unit exceeded the carrying value by approximately 12% and, therefore, did not indicate a provision for impairment during the quarter. As of May 31, 2010, the Company had $76,045 of goodwill, which has all been attributable to the Partner Drive-In segment. For more information regarding the Company’s goodwill and other intangible assets information, see Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2009.

6. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement, which was amended in October 2008, provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750. As of May 31, 2010, the total amount guaranteed under the FFCC agreement was $581. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. The Company’s liability for this guarantee, which is based on fair value, is $223 as of May 31, 2010.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of May 31, 2010, the total amount guaranteed under the GEC agreement was $1,149. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not recorded a liability for the guarantees under the program. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. One franchisee participating in the GEC financing program entered into bankruptcy, and the Company fulfilled its obligation under the program by paying the guaranteed amount of $166 during the third quarter of fiscal 2010.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Partner Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2010, the amount remaining under the guaranteed lease obligations totaled $10,627. At this time, the Company does not anticipate any default under the foregoing leases; therefore, no liability has been provided as of May 31, 2010. In addition, capital lease obligations totaling $948 are still reflected as liabilities as of May 31, 2010 for Partner Drive-In operations sold to franchisees.

7. Debt and Other Comprehensive Income

During the second quarter of fiscal 2009, the Company purchased $24,985 of its 5.7% fixed rate notes at a discount. The net gain, after the write-off of associated debt costs, was $6,382 and is included as a gain from early extinguishment of debt, offsetting net interest expense for the nine-month period ended May 31, 2009.

During the third quarter of fiscal 2010, the Company purchased $57,993 of its 5.7% fixed rate notes at a discount. The net loss, after the write-off of associated debt costs, was $314 and is included as a loss from early extinguishment of debt in net interest expense for the three- and nine-month periods ended May 31, 2010. For more information regarding the Company’s variable and fixed rate notes, see Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2009.

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the third fiscal quarter of 2010. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009 and in our Quarterly Reports on Form 10-Q for the periods ended November 30, 2009 and February 28, 2010.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table presents the components of comprehensive income:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Net income - attributable to Sonic Corp.	$10,966	$16,773	$16,554	$32,554
Net income - noncontrolling interests	1,139	4,781	4,289	11,670
Change in deferred hedging loss, net of tax	265	147	543	548

Total comprehensive income	$12,370	$21,701	$21,386	$44,772

8. Segment Information

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Revenues:
Partner Drive-Ins	$108,752	$144,279	$298,963	$439,034
Franchise Operations	33,661	34,749	88,557	92,202
Unallocated revenues	3,509	2,029	8,306	2,813

	$145,922	$181,057	$395,826	$534,049

Income from Operations:
Partner Drive-Ins	$15,413	$40,099	$41,212	$89,395
Franchise Operations	33,661	34,749	88,557	92,202
Unallocated revenues	3,509	2,029	8,306	2,813
Unallocated expenses:
Selling, general and administrative	(17,096)	(16,420)	(50,552)	(48,882)
Depreciation and amortization	(10,645)	(11,454)	(31,958)	(37,002)
Provision for impairment of long-lived assets	(188)	(7,489)	(188)	(7,903)

	$24,654	$41,514	$55,377	$90,623

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

9. Fair Value Measures

As of May 31, 2010, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $50,629, $10,838, and $9,953 of short-term investments recorded in cash and cash equivalents, current restricted cash and noncurrent restricted cash, respectively. The fair value of these accounts is determined based on quoted market prices, which represents level 1 in the fair value hierarchy.

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts. At May 31, 2010, the fair value of the fixed rate notes was estimated at $403 million versus carrying value of $419.3 million. The fair value of the variable funding notes was estimated at $161 million versus carrying value of $187.3 million.

10. Stock Option Exchange

In November 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the Company’s 2006 Long-Term Incentive Plan, the 2001 Stock Option Plan, or the 1991 Stock Option Plan for a lesser number of replacement options with a lower exercise price. The Company’s shareholders approved the stock option exchange program on January 14, 2010, and the Company executed the program in the third quarter of fiscal year 2010. The exchange, which was accounted for as a modification of existing stock options, was on an estimated fair value neutral basis and resulted in no incremental compensation expense. The exchange resulted in a tax benefit of $1.8 million for the conversion of eligible incentive stock options to nonqualified stock options. This tax benefit was recognized during the third quarter of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results for the third quarter ended May 31, 2010 reflected continued weak consumer sentiment accompanying the general business recession. System-wide same-store sales declined during the quarter, and the performance of Partner Drive-Ins lagged slightly behind that of Franchise Drive-Ins.

Revenues declined 19.4% to $145.9 million for the third quarter of fiscal 2010 as compared to $181.1 million in the year-earlier period. The decrease in third quarter revenues was primarily attributable to the impact on the Company’s revenue mix from refranchising 205 Partner Drive-Ins during fiscal 2009 as well as 16 Partner Drive-Ins in fiscal 2010. We now receive franchise royalties from these refranchised drive-ins instead of Partner Drive-In sales; likewise, Partner Drive-In operating expenses have declined. Our revenues also reflected the impact of lower same-store sales on Partner Drive-In revenues and franchise royalties, as well as reduced franchise fees related to fewer new drive-in openings versus the year-earlier quarter. Offsetting these declines, to some extent, was increased other income related to income from refranchised drive-ins in which we retained a minority ownership interest and rental revenue from refranchised drive-ins. The net income for the quarter was $11.0 million or $0.18 per diluted share versus net income of $16.8 million or $0.27 per diluted share in the same quarter last year

The following table provides information regarding the number of Partner Drive-Ins and Franchise Drive-Ins operating as of the end of the periods indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Partner and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues because franchisees pay royalties based on a percentage of sales.

System-Wide Performance

($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Percentage increase (decrease) in sales	(4.3%)	(0.9%)	(6.0%)	0.6%

System-wide drive-ins in operation (1):
Total at beginning of period	3,560	3,511	3,544	3,475
Opened	19	34	61	100
Closed (net of re-openings)	(9)	(19)	(35)	(49)

Total at end of period	3,570	3,526	3,570	3,526

Average sales per drive-in	$272	$287	$733	$789
Change in same store sales (2)	(6.0%)	(5.4%)	(8.3%)	(4.3%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased during the third quarter and for the first nine months of the fiscal year as a result of a reduction in traffic (number of transactions per drive-in) primarily due to the ongoing impact of weak consumer spending, particularly in our core markets. The average check during the quarter was flat. This was an improvement from the trend of declining average check that had been experienced for several consecutive quarters. The Company has implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales. These initiatives include focusing on customer service, offering differentiated, high quality food and drink products, a new value strategy, new commercials and implementation of a new media strategy intended to increase the number of impressions consumers experience within each Sonic drive-in’s trade area. The following table provides information regarding drive-in development across the system.

System-Wide Drive-In Development

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
New drive-ins:
Partner	1	2	4	10
Franchise	18	32	57	90

System-wide	19	34	61	100

Rebuilds/relocations:
Partner	—	2	11	4
Franchise	5	9	21	40

System-wide	5	11	32	44

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended May 31,		Increase/ (Decrease)	Percent Increase/ (Decrease)
	2010	2009
Revenues:
Partner Drive-In sales	$108,752	$144,279	$(35,527)	(24.6%)
Franchise revenues:
Franchise royalties	32,807	33,399	(592)	(1.8%)
Franchise fees	854	1,350	(496)	(36.7%)
Lease revenue	2,264	1,219	1,045	85.7%
Other	1,245	810	435	53.7%

Total revenues	$145,922	$181,057	$(35,135)	(19.4%)

	Nine months ended May 31,		Increase/ (Decrease)	Percent Increase/ (Decrease)
	2010	2009
Revenues:
Partner Drive-In sales	$298,963	$439,034	$(140,071)	(31.9%)
Franchise revenues:
Franchise royalties	86,621	88,830	(2,209)	(2.5%)
Franchise fees	1,936	3,372	(1,436)	(42.6%)
Lease revenue	5,085	1,837	3,248	176.8%
Other	3,221	976	2,245	230.0%

Total revenues	$395,826	$534,049	$(138,223)	(25.9%)

The following table reflects the changes in Partner Drive-In sales and changes in comparable drive-in sales. It also presents information about average unit volumes and the number of Partner Drive-Ins, which is useful in analyzing the growth of Partner Drive-In sales.

Partner Drive-In Sales

($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Partner Drive-In sales	$108,752	$144,279	$298,963	$439,034
Percentage change	(24.6%)	(19.1%)	(31.9%)	(9.4%)

Drive-ins in operation (1):
Total at beginning of period	457	669	475	684
Opened	1	2	4	10
Sold to franchisees	—	(177)	(16)	(194)
Closed	—	(2)	(5)	(8)

Total at end of period	458	492	458	492

Average sales per drive-in	$238	$249	$642	$689

Change in same-store sales (2)	(6.3%)	(7.7%)	(9.9%)	(6.8%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Partner Drive-In sales decreased 24.6% for the third quarter and declined 31.9% for the nine months of fiscal year 2010. The decrease in Partner Drive-In sales was largely driven by the refranchising of 205 Partner Drive-Ins during the previous fiscal year and 16 Partner Drive-Ins in the current fiscal year. This resulted in $27.9 million of the decrease in the third quarter and $102.5 million of the decrease during the first nine months of fiscal year 2010. Same-store sales decreases for existing drive-ins, partially offset by sales from new stores, accounted for the balance of the decrease.

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

Franchise Information

($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2010	2009	2010	2009
Franchising revenue (1)	$33,661	$34,749	$88,557	$92,202
Percentage change	(3.1%)	2.6%	(4.0%)	1.9%

Franchise Drive-Ins in operation (2):
Total at beginning of period	3,103	2,842	3,069	2,791
Opened	18	32	57	90
Sold to company	—	177	16	194
Closed	(9)	(17)	(30)	(41)

Total at end of period	3,112	3,034	3,112	3,034

Franchise Drive-In sales	$854,109	$861,645	$2,288,545	$2,312,731
Percentage change	(0.9%)	3.0%	(1.0%)	2.8%

Effective royalty rate	3.84%	3.88%	3.78%	3.84%
Average sales per Franchise Drive-In	$279	$295	$749	$811
Change in same-store sales (3)	(6.0%)	(4.9%)	(8.1%)	(3.7%)

(1)	See “Revenue Recognition Related to Franchise Fees and Royalties” in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended August 31, 2009.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, management changes, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties decreased 1.8% in the third quarter and 2.5% for the first nine months of fiscal year 2010 compared to the same periods last year. The decrease in franchise royalties was attributable to the decline in same-store sales at Franchise Drive-Ins, partially offset by royalties from new and refranchised drive-ins. New and refranchised drive-in royalties added an additional $2.4 million of total royalties received for the quarter and $5.9 million for fiscal 2010.

Franchise fees decreased 36.7% in the third fiscal quarter to $0.9 million and 42.6% to $1.9 million for the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The decline was directly related to fewer Franchise Drive-In openings, as well as the opening of 23 new drive-ins under the Company’s incentive program which resulted in a reduced or no franchise fee.

Lease revenue increased by $1.0 million to $2.3 million in the third fiscal quarter of 2010 and increased by $3.2 million to $5.1 million for the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The increase was primarily due to rent revenue associated with the refranchising of Partner Drive-Ins in fiscal 2009 and 2010.

Other income increased by $0.4 million to $1.2 million in the third fiscal quarter of 2010 and increased by $2.2 million to $3.2 million for the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The increase was primarily driven by equity earnings of $0.5 million for the third fiscal quarter of 2010 and $1.6 million for the first nine months of fiscal 2010 from a minority ownership interest that we retained in the operations of certain refranchised drive-ins.

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

Restaurant-Level Margins

	Three months ended May 31,		Percentage points Increase/ (Decrease)
	2010	2009
Costs and expenses(1):
Partner Drive-Ins:
Food and packaging	27.6%	27.3%	0.3
Payroll and other employee benefits	34.9	31.3	3.6
Other operating expenses	23.2	21.0	2.2

Cost of sales, as reported	85.7	79.6	6.1

Noncontrolling interests	1.0	3.3	(2.3)

Pro forma cost of sales, including noncontrolling interests	86.7%	82.9%	3.8

	Nine months ended May 31,		Percentage points Increase/ (Decrease)
	2010	2009
Costs and expenses:
Partner Drive-Ins:
Food and packaging	27.6%	27.6%	—
Payroll and other employee benefits	34.3	32.5	1.8
Other operating expenses	24.2	22.1	2.1

Cost of sales, as reported	86.1	82.2	3.9

Noncontrolling interests	1.4	2.7	(1.3)

Pro forma cost of sales, including noncontrolling interests	87.5%	84.9%	2.6

(1)	Calculated as a percentage of Partner Drive-In sales.

Restaurant-level operating costs increased overall for the third quarter of fiscal 2010 compared to the same period of the prior year. The increase resulted primarily from the de-leveraging impact of lower same-store sales combined with higher labor costs driven by minimum wage increases and increased compensation costs associated with the new partner compensation program. As a result of the change to our new compensation program for Partner Drive-Ins, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. We estimate incremental costs of $1.0 to $1.5 million per quarter to payroll and other employee benefits relating to the new partner compensation program.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 4.1% to $17.1 million during the third fiscal quarter of 2010 compared to the same period of fiscal year 2009 and increased 3.4% to $50.6 million for the first nine months of fiscal 2010 versus the same period of fiscal 2009. This increase for the quarter was primarily driven by an increase in bad debt expense of approximately $0.3 million for the quarter as well as $0.3 million in legal, consulting and other costs associated with modifying the Partner Drive-In ownership program.

Depreciation and Amortization. Depreciation and amortization expense decreased 7.1% to $10.6 million in the third quarter of fiscal year 2010 and decreased 13.6% to $32.0 million for the first nine months of fiscal 2010 compared to the same period in fiscal 2009. The overall decrease is primarily a result of the refranchising of 205 Partner Drive-Ins in the third fiscal quarter of 2009 and 16 Partner Drive-Ins in fiscal 2010. Capital expenditures during the first nine months of fiscal year 2010 were $19.2 million.

Interest and Other Expense, Net. Net interest and other expense decreased $0.8 million to $9.1 million for the third quarter of fiscal 2010 and increased $2.0 million to $28.0 million for the first nine months of fiscal year 2010 as compared to the same periods in fiscal year 2009. The decrease for the quarter is primarily attributable to the $58.0 million debt buy-back that occurred during the third quarter of fiscal 2010, as well as the scheduled principal payments of $48.5 million made since the third fiscal quarter of 2009. Net Interest expense (excluding the debt extinguishment gain and loss) also decreased for the first nine months of fiscal 2010 due to the declining balance of our fixed-rate notes and lower borrowing rates on our variable funding notes.

Income Taxes. The provision for income taxes reflects an effective tax rate of 23.9% for the third quarter of fiscal 2010 compared to 37.5% for the third quarter of fiscal 2009. The decline in the tax rate for the third quarter was primarily related to a $1.8 million tax benefit associated with the stock option exchange program that was implemented during the quarter. The tax benefit of the stock option exchange program also reduced the effective tax rate to 28.3% for the first nine months of fiscal year 2010 compared to 38.6% for the first nine months of the same period in fiscal 2009. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change. See Note 2 of the Notes to the Consolidated Financial Statements included in this Form 10-Q for additional information regarding the reconciliation of the effective tax rate based on the presentation of the noncontrolling interests.

Noncontrolling Interest. Noncontrolling interest decreased 76.2% to $1.1 million in the third quarter of fiscal year 2010 and decreased 63.3% to $4.3 million for the first nine months of fiscal 2010 compared to the same periods in fiscal 2009. The overall decrease is primarily a result of the ownership program change. As a result compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits.

Financial Position

Current assets decreased $77.3 million or 38.3% during the first nine months of fiscal year 2010 primarily as a result of an $81.5 million decrease in cash and restricted cash due to the purchase of debt, scheduled principal payments on existing debt, tax payments and lower cash flow from Partner Drive-Ins.

Total liabilities decreased $117.6 million or 13.8% during the first nine months of fiscal year 2010 primarily as a result of payments on long-term debt and a reduction in accounts payable, accrued liabilities and deferred tax.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased by $26.6 million from $68.5 million for the first nine months of fiscal year 2009 to $41.9 million in the same period in fiscal year 2010. Of the total decrease, approximately $5.5 million relates to a decline in same-store sales at existing Partner Drive-Ins due primarily to the difficult economic environment. Approximately $10.2 million relates to the refranchising of 205 Partner Drive-Ins during fiscal year 2009 and 16 Partner Drive-Ins in fiscal 2010, partially offset by cash flow from royalties and lease revenue from the refranchised drive-ins. The balance of the decrease in net cash provided by operating activities resulted primarily from approximately $10 million of current-year tax payments in excess of those paid in the previous fiscal year.

Investing Cash Flows. Net cash used by investing activities was $5.7 million in the first nine months of fiscal 2010 as compared to $45.2 million provided by investing activities during the same period of fiscal year 2009. The $50.9 million decrease primarily relates to a decrease in proceeds from the sale of assets of $61.7 million related to refranchising drive-ins in fiscal years 2009 and 2010, partially offset by a decrease of $10.8 million in purchases of property and equipment. One Partner Drive-In was constructed and opened during the third fiscal quarter of 2010 and four Partner Drive-Ins opened for the first nine months of fiscal year 2010. The following table sets forth the components of our investments in capital additions for the first nine months of fiscal year 2010 (in millions):

New Partner Drive-Ins, including drive-ins under construction	$3.7
Retrofits, drive-thru additions and LED signs in existing drive-ins	1.4
Rebuilds, relocations and remodels of existing drive-ins	1.1
Acquisition of real estate underlying Partner Drive-Ins	4.8
Replacement equipment for existing drive-ins and other	8.2

Total investing cash flows for capital additions	$19.2

Financing Cash Flows. Net cash used in financing activities increased $58.5 million to $103.7 million in the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009. The increase primarily relates to the incremental debt purchase of $33.0 million that occurred between fiscal year 2009 and fiscal year 2010. In addition, no long-term borrowings were made during the first nine months of fiscal year 2010 compared to $12.3 million borrowed in the same period of the prior year. We paid incremental principal payments of $11.3 million in fiscal 2010 as compared with fiscal 2009.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit. As of May 31, 2010, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.3%, as well as $0.2 million in outstanding letters of credit. In fiscal year 2009, one of the lenders, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its additional funding obligation. As a result, the Company no longer considers $12.3 million of the securitized financing facility to be available. See Note 10 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended August 31, 2009 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $25 to $30 million in fiscal year 2010. These capital expenditures primarily relate to the development of additional Partner Drive-Ins, retrofits of existing Partner Drive-Ins and other drive-in level expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of May 31, 2010, our total cash balance of $91.0 million ($70.2 million of unrestricted and $20.8 million of restricted cash balances) reflected the impact of the cash generated from operating activities, proceeds from refranchising Partner Drive-Ins and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future. We anticipate that the excess cash will be used to purchase debt or stock or for other shareholder value-driving initiatives.

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

Ownership Program. Partner Drive-Ins are drive-in operations in which the Company’s operating subsidiary, Sonic Restaurants, Inc. (“SRI”), owns a majority ownership interest. Historically, Partner Drive-Ins have operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in own a minority interest (generally, the “ownership program”). Under the ownership program, managers and supervisors share in the cash flow for their Partner Drive-In but are also responsible for their share of any losses incurred by the drive-in. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the ownership program to reduce the volatility of manager and supervisor earnings and improve retention. The new compensation program provides managers and supervisors a larger portion of guaranteed compensation but retains a significant incentive component based on drive-in level performance. With this change, 94% of Partner Drive-Ins now operate under the new compensation structure. As a result, we expect incremental operating expenses of $1.0 million to $1.5 million per quarter. We believe this new compensation structure will result in greater retention of management and improved drive-in level performance. Over time, we expect the savings from more tenured management and improved performance to offset the incremental costs.

For those Partner Drive-Ins still in the Company’s ownership program, noncontrolling interests are recorded as a component of equity on the Condensed Consolidated Balance Sheets, and our partners’ share of the drive-in earnings are reflected as Net income—noncontrolling interests on the Condensed Consolidated Statements of Income. The ownership agreements contain provisions that give the Company the right, but not the obligation, to purchase the noncontrolling interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a minority interest in the drive-in.

Under the ownership program, the Company acquires and sells noncontrolling interests in Partner Drive-Ins from time to time as managers and supervisors buy out and buy in to the partnerships. If the purchase price of a noncontrolling interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as paid-in capital. The acquisition of a noncontrolling interest for less than book value is recorded as a reduction in paid-in capital. When the Company sells a noncontrolling interest, the sales price is typically in excess of the book value of the partnership interest, and the difference is recorded as a reduction of paid-in capital. If the book value exceeds the sales price, the excess is recorded as paid-in capital. In either case, no gain or loss is recognized on the sale of a noncontrolling ownership interest.

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

Interest Rate Risk. Our exposure to interest rate risk at May 31, 2010 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs. At May 31, 2010, the fair value of the fixed rate notes was estimated at $403 million versus carrying value of $419.3 million (including accrued interest). Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $7.9 million or increase by approximately $8.1 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market. Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available. The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market.

The variable funding notes outstanding at May 31, 2010 totaled $187.3 million, with a variable rate of 1.3%. The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax. At May 31, 2010, the fair value of the variable funding notes was estimated at $161 million versus carrying value of $187.3 million (including accrued interest). Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $4.0 million or increase by approximately $4.1 million, respectively. The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes. The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 4.	Reserved and Removed

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 1A.	Risk Factors

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the third fiscal quarter of 2010. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009 and in our Quarterly Reports on Form 10-Q for the periods ended November 30, 2009 and February 28, 2010.

Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009.

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
and Chief Financial Officer

Date: July 9, 2010

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350