Form 10-Q/A
period 2010-05-31
SONIC CORP
filed 2010-07-12
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment on Form 10-Q/A is being filed to add text that was inadvertently deleted from Part I, Item 4, delete text that should have been deleted from Part II, Item 4 and modify the Table of Contents to correspond to these changes. The remainder of the document is unchanged from the Original Filing.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved and Removed

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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