Form 10-K
period 2010-08-31
SONIC CORP
filed 2010-10-29
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐.    No  ☐.

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

As of February 28, 2010, the aggregate market value of the 61,166,156 shares of common stock of the Company held by non-affiliates of the Company equaled $519,300,664 based on the closing sales price for the common stock as reported for that date.

As of October 15, 2010, the Registrant had 61,641,531 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2010.

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

The Sonic Brand

At a standard Sonic Drive-In restaurant, a customer drives into one of 20 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop. Most Sonic Drive-Ins also include a drive-thru lane and patio seating.

Sonic Drive-Ins feature Sonic signature items, such as specialty drinks including cherry limeades and slushes, frozen desserts, made-to-order sandwiches and hamburgers, footlong quarter pound chili cheese coneys, hand-battered onion rings, tots, salads, and wraps. Sonic Drive-Ins also offer breakfast items that include sausage or bacon with egg and cheese Breakfast Toaster®, or CroisSONIC® breakfast sandwiches, and breakfast burritos. Sonic Drive-Ins serve the full menu all day.

Business Strategy

Our objective is to maintain our position as or to become a leading restaurant operator in all of our markets. We have developed and implemented a strategy designed to build the Sonic brand and to maintain high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products including several signature items; (2) a commitment to customer service featuring the quick delivery of food by carhops; (3) the expansion of Sonic Drive-Ins within the continental United States; and (4) a commitment to strong franchisee relationships.

Restaurant Locations

As of August 31, 2010, the Company had 3,572 Sonic Drive-Ins in operation from coast to coast, consisting of 455 Company-owned Drive-Ins and 3,117 Franchise Drive-Ins. Company-owned Drive-Ins are owned and operated by Sonic Restaurants, Inc. (“SRI”), a wholly owned subsidiary of the Company. The following table sets forth the number of Company-owned Drive-Ins and Franchise Drive-Ins by state as of August 31, 2010:

States	Franchise	Company-owned	Total
Alabama	108	0	108
Arizona	94	0	94
Arkansas	195	0	195
California	54	0	54
Connecticut	1	0	1
Colorado	48	32	80
Delaware	4	0	4
Florida	75	36	111
Georgia	117	1	118
Idaho	18	0	18
Illinois	44	1	45
Indiana	22	0	22
Iowa	11	1	12
Kansas	101	37	138
Kentucky	79	1	80
Louisiana	170	0	170
Massachusetts	2	0	2
Maryland	3	0	3
Michigan	13	0	13
Minnesota	7	0	7
Mississippi	122	0	122
Missouri	189	15	204
Montana	1	0	1
Nebraska	28	0	28
New Jersey	13	0	13
New York	4	0	4
Nevada	24	0	24
New Mexico	72	0	72
North Carolina	97	0	97
Ohio	46	0	46
Oklahoma	178	93	271
Oregon	13	0	13
Pennsylvania	29	0	29
South Carolina	74	0	74
South Dakota	3	0	3
Tennessee	199	30	229
Texas	753	208	961
Utah	22	0	22
Virginia	54	0	54
Washington	10	0	10
West Virginia	6	0	6
Wisconsin	10	0	10
Wyoming	4	0	4

Total	3,117	455	3,572

Expansion

During fiscal year 2010, we opened 85 Sonic Drive-Ins, which consisted of five Company-owned Drive-Ins and 80 Franchise Drive-Ins. Expansion plans for fiscal year 2011 involve the opening of multiple Sonic Drive-Ins under area development agreements, as well as single-store development by long-standing franchisees. We believe that our existing as well as newly opened markets offer significant growth opportunities for both Company-owned Drive-In and Franchise Drive-In expansion over the long term. In the near term, unit growth will be impacted by the recent decline in sales and profits.

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 20 to 36 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board. In addition, most Sonic Drive-Ins incorporate a drive-thru service and patio seating area.

Marketing

We have designed our marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing high quality distinctive made-to-order menu items and personalized service featuring skating carhops. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio, interactive media, point-of-sale materials, and other media as appropriate. Those promotions generally center on products which highlight new product introductions for a limited time and signature menu items.

Each year Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 5 under Franchise Program -Franchise Advisory Council.) Funding for our marketing plan is comprised of the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures. The System Marketing Fund focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities. In addition, a portion of the System Marketing Fund is re-allocated to local markets to optimize impressions in a drive-in trade area. The Sonic Brand Fund is our national media production fund. Franchisees are also required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative. Our franchise agreements require advertising contributions by franchisees of up to 5.9% of gross sales to these marketing funds and local advertising cooperatives.

The total amount spent on media (principally television) was approximately $167 million for fiscal year 2010, and we expect media expenditures to be approximately $170 million for fiscal 2011.

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

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins, and provides certain requirements that must be adhered to by all suppliers, distributors, and Sonic Drive-Ins. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety program includes employee training, supplier product inspections and testing, unannounced drive-in food safety auditing by independent third-parties, and other detailed components that monitor the safety and quality of Sonic’s products and procedures at every stage of the food preparation and the production cycle. All Sonic Drive-In employees are required to be trained in food safety in their first stage of training, utilizing an internal training program, referred to as the STAR Training Program. This program includes specific training on food safety information and requirements for every station in the drive-in. We also require our drive-in managers and assistant managers to pass and maintain the ServSafe® certification. ServSafe® is the most recognized food safety training certification in the restaurant industry.

Company Operations

Restaurant Personnel. A typical Company-owned Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Company-owned Drive-In.

Ownership Structure. Company-owned Drive-Ins are drive-in operations in which SRI, as the Company’s operating subsidiary, owns a controlling ownership interest. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the prior form of ownership to improve manager and supervisor retention. While managers and supervisors do not own an interest in the drive-in under the new compensation program, the program provides managers and supervisors a larger portion of guaranteed compensation, but retains a significant incentive component based on drive-in level performance. With this change, 95% of Company-owned Drive-Ins now operate under the new compensation structure. Historically, Company-owned Drive-Ins operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in owned a noncontrolling interest. Under this form of ownership, managers and supervisors shared in the cash flow for their Company-owned Drive-In, but were also responsible for their share of any losses incurred by the drive-in.

Company-owned Drive-In Data. The following table provides certain financial information relating to Company-owned Drive-Ins and the number of Company-owned Drive-Ins opened and closed during the past five fiscal years.

	2010	2009	2008	2007	2006
Average Sales per Company-owned Drive-In
(in thousands)	$893	$954	$1,007	$1,017	$980
Number of Company-owned Drive-Ins:
Total Open at Beginning of Year	475	684	654	623	574
Newly Opened and Re-Opened	5	11	29	29	35
Purchased from Franchisees	—	—	18	15	15
Sold to Franchisees(1)	(16)	(205)	(12)	(10)	—
Closed	(9)	(15)	(5)	(3)	(1)

Total Open at Year End	455	475	684	654	623

(1)	The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Franchise Program

General. As of August 31, 2010, we had 3,117 Franchise Drive-Ins in operation. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 57 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single-site development. Our franchisees opened 80 Franchise Drive-Ins during fiscal year 2010. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements. For traditional drive-ins, the current franchise agreement provides for an initial franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, advertising fees of up to 5.9% of gross sales, and a 20-year term. For fiscal year 2010, Sonic’s average royalty rate was equal to 3.82%.

Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, approximately 83% of the new Franchise Drive-Ins opened during fiscal year 2010 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

We offer development agreements for construction of one or more new Sonic Drive-Ins over a defined period of time and in a defined geographic area. Franchisees who enter into development agreements are required to pay a fee, a portion of which is credited against franchise fees due when Sonic Drive-Ins are opened in the future. Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

From time to time, at our discretion, the Company offers incentives to franchisees to increase the development of Sonic Drive-Ins in certain markets. These incentives typically offer reduced or waived franchise fees and/or royalty fees upon certain conditions.

Franchisee Financing. Other than the agreements described below, we do not generally provide financing to franchisees or guarantee loans to franchisees made by third parties.

We had an agreement with GE Capital Franchise Finance Corporation (“GEC”) pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, Sonic provided a guaranty of 10% of the outstanding balance of a loan from GEC to the Sonic franchisee. The portions of loans made by GEC to Sonic franchisees that are guaranteed by the Company total approximately $946,000 as of August 31, 2010. We ceased guaranteeing new loans made under the program during fiscal year 2002. In April 2010, we paid approximately $166,000 to GEC pursuant to our guaranty for one franchisee.

We have an agreement with First Franchise Capital Corporation (“FFCC”) pursuant to which FFCC has agreed to make loans to existing Sonic franchisees who meet certain underwriting criteria set by FFCC to finance the equipment and improvements for our retrofit program in which significant trade dress modifications are being made to Sonic Drive-Ins. Under the terms of the agreement with FFCC, we will provide a guaranty to FFCC of the greater of (i) 5% of the outstanding balance of a loan from FFCC to the Sonic franchisee or (ii) $250,000, provided that in no event will our maximum liability to FFCC exceed $3.75 million in the aggregate. As of August 31, 2010, the total amount guaranteed under the FFCC agreement was approximately $563,000.

Franchise Advisory Council. Our Franchise Advisory Council provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology, and new products. The Franchise Advisory Council currently consists of 22 members selected by Sonic. We have seven executive committee members who are selected at large, 13 regional members representing four defined regions of the country, and two at large members representing new franchisees and smaller operators. We have four Franchise Advisory Council task groups comprised of approximately 65 members who serve three-year terms and lend support on individual key priorities.

Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2010	2009	2008	2007	2006
Average Sales Per Franchise Drive-In
(in thousands)	$1,043	$1,122	$1,154	$1,132	$1,092
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	3,069	2,791	2,689	2,565	2,465
New Franchise Drive-Ins	80	130	140	146	138
Sold to the Company	—	—	(18)	(15)	(15)
Purchased from the Company(1)	16	205	12	10	—
Closed and Terminated, Net of Re-openings	(48)	(57)	(32)	(17)	(23)

Total Open at Year End	3,117	3,069	2,791	2,689	2,565

(1)

The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Competition

We compete in the restaurant industry, a highly competitive industry in terms of price, service, location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of distinctive food and service with signature food items and skating carhops and the method of food preparation (made-to-order). The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional, and local food services, including quick-service restaurants and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of quick-service and other restaurants and other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Company-owned Drive-Ins and Franchise Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2010, we had 340 full-time corporate employees and approximately 12,400 full-time and part-time restaurant employees. None of our employees are subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2010, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

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

The restaurant industry is intensely competitive with respect to price, service, location, personnel, dietary trends, including nutritional content of quick-service foods, and quality of food, and is often affected by changes in consumer tastes and preferences, economic conditions, population, and traffic patterns. We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources. We compete primarily through the quality, price, variety and value of food products offered and our distinctive service experience. Other key competitive factors include the number and location of restaurants, speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by us and our competitors. Some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, our system competes within the quick-service restaurant industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

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

The quick-service restaurant industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as interest rates, inflation, gasoline prices, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. Economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees. Inflation can cause increased food, labor and benefits costs and can increase our operating expenses. As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or cost reduction procedures. We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. If customer demand decreases rapidly, our results of operations would also decline precipitously. These events and factors include:

•	variations in the timing and volume of Sonic Drive-Ins’ sales;

•	sales promotions by Sonic and its competitors;

•	changes in average same-store sales and customer visits;

•	the inability to purchase sufficient levels of media;

•	variations in the price, availability and shipping costs of supplies such as food products;

•	seasonal effects on demand for Sonic’s products;

•	unexpected slowdowns in new drive-in development efforts;

•	changes in competitive and economic conditions generally including increases in energy costs;

•	changes in the cost or availability of ingredients or labor;

•	unreliable or inefficient drive-in technology, including point-of-sale and payment systems;

•	weather and other acts of God; and

•	changes in the number of franchise agreement renewals.

Our profitability may be adversely affected by increases in energy costs.

Our success depends in part on our ability to absorb increases in energy costs. If energy costs increase dramatically, they could have an adverse effect on our profitability.

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

We plan to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and any new drive-ins may not be profitable. The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;

•	the degree of saturation in existing markets;

•	consumer interest in the Sonic brand;

•	the identification and availability of suitable and economically viable locations;

•	sales and profit levels at existing drive-ins;

•	the negotiation of acceptable lease or purchase terms for new locations;

•	permitting and regulatory compliance;

•	the cost and availability of construction resources;

•	the ability to meet construction schedules;

•	the availability of qualified franchisees and their financial and other development capabilities;

•	the cost and availability of and delays in financing;

•	the ability to hire and train qualified management personnel;

•	weather; and

•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On December 20, 2006, the Company closed on a securitized financing facility comprised of a $600 million fixed rate term loan and a $200 million variable rate revolving credit facility. As of August 31, 2010, we had $404 million in outstanding debt under the fixed rate notes at an interest rate of 5.7% and $187.3 million outstanding under the variable rate notes at an interest rate of 1.4%.

Our increased leverage could have the following consequences:

•

We may be more vulnerable in the event of deterioration in our business, in the restaurant industry or in the economy generally. In addition, we may be limited in our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

•

We may be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of funds available for operations or development of new Company-owned Drive-Ins and thus place us at a competitive disadvantage as compared with competitors that are less leveraged.

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

•

On March 24, 2010, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) commenced rehabilitation proceedings with respect to a segregated account of certain insurance policies held by Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments (the “Segregated Account”). Our insurance policy is not included in the Segregated Account and is not affected by the rehabilitation proceedings. Apart from its actions with regard to the Segregated Account, the OCI continues to maintain oversight of Ambac. No delinquency, rehabilitation or similar proceeding involving our insurance policy is currently pending. If the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund additional advances on our variable rate notes. In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal. Such acceleration of our debt could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our lenders or if alternate funding were not available to us.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. As a result, we will become subject to regulatory initiatives in the area of nutritional content, disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

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

We are reviewing the health care reform law enacted by Congress in March of 2010. As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

We own or lease the land and building for all Company-owned Drive-Ins. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease and our costs could increase because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of our drive-ins, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions. We generally cannot cancel the leases, so if an existing or future Sonic Drive-In is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close drive-ins in desirable locations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Of the 455 Company-owned Drive-Ins operating as of August 31, 2010, we operated 204 of them on property leased from third-parties and 251 of them on property we own. The leases expire on dates ranging from 2011 to 2027, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes. We also own the real property on which 176 Franchise Drive-Ins are operated. These leases for Franchise Drive-Ins expire on dates ranging from 2012 to 2029, with the majority of the leases providing for renewal options. The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent. These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.

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

Item 4. Submission of Matters to a Vote of Security Holders

Sonic did not submit any matter during the fourth quarter of the Company’s last fiscal year to a vote of Sonic’s stockholders through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	55	Chairman of the Board of Directors and Chief Executive Officer	June 1985

W. Scott McLain	48	President of Sonic Corp. and President of Sonic Industries Services Inc.	April 1996

Stephen C. Vaughan	44	Executive Vice President and Chief Financial Officer	January 1996

Omar Janjua	52	President of Sonic Restaurants, Inc. and Executive Vice President of Operations of Sonic Industries Services Inc.	October 2009

Danielle M. Vona	42	Vice President and Chief Marketing Officer	August 2010

Paige S. Bass	41	Vice President, General Counsel and Assistant Corporate Secretary	January 2007

Carolyn C. Cummins	52	Vice President of Compliance and Corporate Secretary	April 2004

Terry D. Harryman	45	Vice President and Controller	January 1999

Claudia San Pedro	41	Vice President of Investor Relations and Treasurer	January 2007

Sharon T. Strickland	57	Vice President of People	January 2008

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

Omar Janjua has served as President of Sonic Restaurants, Inc. since September 2009 and Executive Vice President of Operations of Sonic Industries Services Inc. since September 2010. He served as Executive Vice President and Chief Operating Officer for The Steak n Shake Company from June 2007 to September 2009. Prior to joining Steak n Shake, Mr. Janjua worked for 18 years with Yum Brands, Inc. in its Pizza Hut operations in various positions of increasing responsibility, the most recent of which was Vice President of Company Operations.

Danielle M. Vona has served as Vice President and Chief Marketing Officer of Sonic Industries Services Inc. since July 2010. From May of 1999 until joining Sonic in 2010, she held various management positions with PepsiCo/Pepsi-Cola North America, the most recent of which was Vice President of Propel Brand Marketing from June 2008 until July 2010.

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

Claudia San Pedro has served as Vice President of Investor Relations of the Company since July 2010. She served as Vice President of Investor Relations and Brand Strategies from October 2009 until July 2010. Ms. San Pedro has also served as Treasurer of the Company since January 2007 and as Treasurer of Sonic Industries Services Inc. and Sonic Restaurants, Inc. since November 2006. She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006. From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Office of State Finance.

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

Fiscal Year Ended August 31, 2010	High	Low	Fiscal Year Ended August 31, 2009	High	Low
First Quarter	$12.63	$9.05	First Quarter	$18.19	$5.78
Second Quarter	$10.68	$8.07	Second Quarter	$12.86	$7.35
Third Quarter	$13.11	$8.29	Third Quarter	$12.09	$6.05
Fourth Quarter	$10.52	$7.28	Fourth Quarter	$11.75	$8.34

Stockholders

As of October 15, 2010, the Company had 676 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business, payments under the Company’s financing arrangements and other stockholder-value enhancing initiatives. As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

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

Selected Financial Data

(In thousands, except per share data)

	Year ended August 31,
	2010	2009(3)	2008(3)	2007(1) (3)	2006(1) (3)

Income Statement Data:
Company-owned Drive-In sales	$414,369	$567,436	$671,151	$646,915	$585,832
Franchise Drive-Ins:
Franchise royalties	122,385	126,706	121,944	111,052	98,163
Franchise fees	2,752	5,006	5,167	4,574	4,747
Lease revenue	6,879	3,985	1,519	1,851	2,226
Other	4,541	3,148	1,978	2,810	1,872

Total revenues	550,926	706,281	801,759	767,202	692,840

Cost of Company-owned Drive-In sales	354,659	464,876	526,180	493,520	443,393
Selling, general and administrative	66,847	63,358	61,179	58,736	52,048
Depreciation and amortization	42,615	48,064	50,653	45,103	40,696
Provision for impairment of long-lived assets	15,161	11,163	571	1,165	264

Total expenses	479,282	587,461	638,583	598,524	536,401

Other operating income (expense), net	(763)	12,508	2,954	3,267	422

Income from operations	70,881	131,328	166,130	171,945	156,861
Interest expense, net	36,073	35,657	47,927	44,406	7,578

Income before income taxes	$34,808	$95,671	$118,203	$127,539	$149,283

Net income-including noncontrolling interests	25,839	64,793	82,241	90,848	103,939
Net income-noncontrolling interests	4,630	15,351	21,922	26,656	25,234

Net income-attributable to Sonic Corp.	$21,209	$49,442	$60,319	$64,192	$78,705

Income per share (2):
Basic	$0.35	$0.81	$1.00	$0.94	$0.91
Diluted	$0.34	$0.81	$0.97	$0.91	$0.88
Weighted average shares used in calculation (2):
Basic	61,319	60,761	60,403	68,019	86,260
Diluted	61,576	61,238	62,270	70,592	89,239

Balance Sheet Data:
Working capital (deficit)	$17,875	$84,813	$(13,115)	$(40,784)	$(35,585)
Property, equipment and capital leases, net	489,264	523,938	586,245	529,993	477,054
Total assets	735,624	849,041	836,312	758,520	638,018
Obligations under capital leases (including current portion)	36,256	39,461	37,385	39,318	36,625
Long-term debt (including current portion)	591,621	699,550	759,422	710,743	122,399
Stockholders’ equity (deficit)	22,566	(2,352)	(61,020)	(103,013)	396,259
Cash dividends declared per common share	—	—	—	—	—

(1)	Previously reported prior-year results have been adjusted to implement changes to stock based compensation on a modified retrospective basis.
(2)	Adjusted for a three-for-two stock split in 2006.
(3)	Previously reported prior-year results have been adjusted to reflect changes in the presentation of noncontrolling interests, as well as the reclassification of gains (losses) from other revenues to other operating income (expense), net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2010, the Sonic system was comprised of 3,572 drive-ins, of which 13% were Company-owned Drive-Ins and 87% were Franchise Drive-Ins. Sonic Drive-Ins feature signature menu items such as specialty drinks and frozen desserts, made-to-order sandwiches and a unique breakfast menu. The Company derives revenues primarily from Company-owned Drive-In sales and royalties from franchisees. The Company also receives revenues from leasing real estate to franchisees, initial franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Costs of Company-owned Drive-In sales relate directly to Company-owned Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to the Company’s franchising operations, as well as Company-owned Drive-In operations. Our revenues and expenses are directly affected by the number and sales volumes of Company-owned Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings. Lease revenues are generated by leasing of land and buildings for Company-owned Drive-Ins that have been sold to franchisees.

Overview of Business Performance. Persistent unemployment and declines in consumer spending were the primary contributors to a challenging year. In the second quarter of fiscal year 2010, sales were adversely affected by severe winter weather. While the second quarter is typically the Company’s most volatile quarter, harsh weather, particularly in our core markets, contributed to a significant decline in same-store sales during the quarter.

Throughout fiscal years 2010 and 2009, we implemented a number of initiatives to improve the customer experience and emphasize Sonic’s core brand strengths such as high-quality food, new product news and service differentiation with skating carhops. In addition, a new targeted media allocation strategy and new messaging were implemented this past year to communicate our brand effectively to the customer.

While the number of new store openings in fiscal year 2010 was down compared to fiscal year 2009, investments by franchisees in new and existing locations continued throughout the year. Franchisees opened 80 new drive-ins and relocated or rebuilt 23 existing drive-ins during the fiscal year. We also opened the first Sonic Drive-Ins in several new markets, including Connecticut.

The growth and success of our business is built around implementation of our brand strategy, which features the following components:

•	Improved performance of Company-owned Drive-Ins, including consistent and improved operations execution, improved speed of service, cleanliness of drive-ins, and focus on the customer experience; and

•

Same-store sales growth fueled by re-emphasizing the Company’s core brand strengths, including consistent drive-in execution, high-quality products, new products and service differentiation with skating carhops.

The following table provides information regarding the number of Company-owned Drive-Ins and Franchise Drive-Ins in operation as of the end of the years indicated as well as the system-wide growth in sales and average unit volume. System-wide information includes both Company-owned Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System-Wide Performance

($ in thousands)

	Year Ended August 31,
	2010	2009	2008
Changes in sales	(5.7%)	0.7%	5.6%

System-wide drive-ins in operation (1):
Total at beginning of period	3,544	3,475	3,343
Opened	85	141	169
Closed (net of re-openings)	(57)	(72)	(37)

Total at end of period	3,572	3,544	3,475

Average sales per drive-in:	$1,023	$1,093	$1,125

Change in same-store sales (2):	(7.8%)	(4.3%)	0.9%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased 7.8% during fiscal year 2010 primarily as a result of a reduction in traffic (number of transactions per drive-in). The second fiscal quarter was adversely affected by the severe weather in our core markets and accounted for an estimated two-thirds of the decline in same store sales during that time period. In the second half of the year, the Company implemented initiatives designed to provide a unique and high quality customer service experience with the goal of improving same-store sales by driving both traffic and average check. These initiatives include focusing on customer service, offering differentiated high quality food and drink products, a new value strategy, new commercials and implementation of a new media strategy.

During fiscal year 2010, our system-wide media expenditures were approximately $167 million as compared to $184 million in fiscal year 2009. During the fiscal year, we modified our media strategy by shifting a larger portion of our marketing expenditures from national to local markets. We use varying forms of advertising mediums, such as outdoor billboard, local radio and television and local store advertising to optimize media impressions in drive-in trade areas. We also continue to invest in system-wide marketing fund efforts, which are largely used for network cable television advertising. Expenditures for national cable advertising decreased from approximately $96 million in fiscal year 2009 to approximately $72 million in fiscal year 2010, which was a result of the focus on local markets and the decline in system-wide sales. Looking forward, we expect system-wide media expenditures to be approximately $170 million in fiscal 2011.

The following table provides information regarding drive-in development across the system.

	Year ended August 31,
	2010	2009	2008
New drive-ins:
Company-owned	5	11	29
Franchise	80	130	140

System-wide	85	141	169

Rebuilds/relocations:
Company-owned	—	4	5
Franchise	23	46	64

System-wide	23	50	69

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

Year Ended August 31,	2010	2009	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Company-owned Drive-In sales	$414,369	$567,436	$(153,067)	(27.0%)
Franchise revenues:
Franchise royalties	122,385	126,706	(4,321)	(3.4)
Franchise fees	2,752	5,006	(2,254)	(45.0)
Lease revenue	6,879	3,985	2,894	72.6
Other	4,541	3,148	1,393	44.3

Total revenues	$550,926	$706,281	$(155,355)	(22.0%)

Year Ended August 31,	2009	2008	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues:
Company-owned Drive-In sales	$567,436	$671,151	$(103,715)	(15.5%)
Franchise revenues:
Franchise royalties	126,706	121,944	4,762	3.9
Franchise fees	5,006	5,167	(161)	(3.1)
Lease revenue	3,985	1,519	2,466	162.3
Other	3,148	1,978	1,170	59.2

Total revenues	$706,281	$801,759	$(95,478)	(11.9%)

The following table reflects the changes in Company-owned Drive-In sales and comparable drive-in sales. It also presents information about average unit volumes and the number of Company-owned Drive-Ins, which is useful in analyzing the growth of Company-owned Drive-In sales.

Company-owned Drive-In Sales

($ in thousands)

	Year Ended August 31,
	2010	2009	2008
Company-owned Drive-In sales	$414,369	$567,436	$671,151
Percentage change	(27.0%)	(15.5%)	3.8%

Company-owned Drive-Ins in operation (1):
Total at beginning of period	475	684	654
Opened	5	11	29
Acquired from (sold to) franchisees, net	(16)	(205)	6
Closed	(9)	(15)	(5)

Total at end of period	455	475	684

Average sales per Company-owned Drive-In	$893	$954	$1,007
Percentage change	(6.4%)	(5.3%)	(1.0%)

Change in same-store sales (2)	(8.8%)	(6.4%)	(1.6%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

For fiscal year 2010, the decrease in Company-owned Drive-In sales was largely driven by 245 drive-ins that were refranchised or closed since the beginning of fiscal year 2009 and the decline in same-store sales for existing drive-ins. Drive-ins that were refranchised or closed resulted in $121.3 million of the decrease in fiscal year 2010, partially offset by sales of $4.9 million from drive-ins opened during the period. Same-store sales decreases for existing drive-ins of $36.7 million were driven by the impact of weather previously discussed as well as a reduction of consumer spending at restaurants.

During fiscal year 2010, same-store sales at Company-owned Drive-Ins declined 8.8%, as compared to the 7.8% decrease for the system. In addition to implementation of system-wide initiatives, we restructured management of our Company-owned Drive-In operations to reduce excess management layers, revised the compensation program at the drive-in level, and implemented a customer service initiative to improve sales and profits. During the second half of the year, Company-owned Drive-Ins showed improvement in closing the gap in same-store sales growth with the Franchise Drive-Ins. These efforts are expected to have a continued positive impact on Company-owned Drive-In sales going forward.

Sales at Company-owned Drive-Ins decreased 15.5% in fiscal year 2009, primarily due to 219 drive-ins that were refranchised or closed during the year, which resulted in $100.9 million of the decrease, partially offset by sales of $11.8 million from drive-ins opened during the period. Same-store sales decreases of 6.4% for existing stores accounted for the balance of the decrease in fiscal year 2009.

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

Franchise Information

($ in thousands)

	Year Ended August 31,
	2010	2009	2008
Franchise fees and royalties (1)	$125,137	$131,712	$127,111
Percentage change	(5.0%)	3.6%	9.9%

Franchise Drive-Ins in operation (2):
Total at beginning of period	3,069	2,791	2,689
Opened	80	130	140
Acquired from (sold to) Company, net	16	205	(6)
Closed	(48)	(57)	(32)

Total at end of period	3,117	3,069	2,791

Franchise Drive-In sales	$3,205,507	$3,269,930	$3,139,996
Percentage change	(2.0%)	4.1%	6.0%

Effective royalty rate	3.82%	3.87%	3.88%

Average sales per Franchise Drive-In	$1,043	$1,122	$1,154

Change in same-store sales (3)	(7.6%)	(3.9%)	1.4%

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties declined $4.3 million or 3.4% in fiscal year 2010 as compared to fiscal year 2009. Same-store sales decreases combined with a lower effective royalty rate resulted in a decrease in royalties of $11.5 million, which was partially offset by $7.2 million in incremental royalties from newly constructed and refranchised drive-ins. The lower effective royalty rate resulted from the Company’s variable royalty rate structure which increases as same-store sales increase and decreases as same-store sales decrease. Franchise royalties increased 4.1% or $4.8 million in fiscal year 2009 as compared to fiscal year 2008 as a result of an $8.1 million increase from newly constructed or refranchised stores, which was partially offset by the impact of declining same-store sales.

Franchise fees declined $2.3 million to $2.8 million in fiscal year 2010 as franchisees opened 80 new drive-ins, down from 130 new drive-ins in fiscal year 2009. The decrease is primarily comprised of $1.8 million attributable to fewer new drive-in openings in fiscal 2010 compared with fiscal year 2009, as well as $0.7 million in reduced fees associated with incentives for the development of new Sonic Drive-Ins. Franchisee investment in existing drive-ins continued during fiscal year 2010, and included the relocation or rebuild of 23 drive-ins (versus 46 in the prior year). Franchise fees decreased 3.1% to $5.0 million during fiscal year 2009 as a result of fewer Franchise Drive-In openings, in addition to a decline in fees associated with the termination of area development agreements.

Lease revenue increased 72.6% to $6.9 million in fiscal year 2010 from $4.0 million in fiscal year 2009. The increase relates primarily to lease revenue from refranchised drive-ins in which the Company retained ownership of the real estate. Lease revenue increased $2.5 million to $4.0 million in fiscal year 2009 as compared to $1.5 million in fiscal year 2008 also primarily due to lease revenue from refranchised drive-ins in which the Company retained ownership of the real estate during the latter half of fiscal year 2009.

Other income increased 44.3% to $4.5 million in fiscal year 2010 from $3.1 million in fiscal year 2009 primarily due to a minority ownership interest that we retained in the operations of 88 drive-ins that were refranchised in fiscal year 2009.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company-owned Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses. Noncontrolling interests of Company-owned Drive-Ins are no longer included as a part of cost of sales in the consolidated income statement due to recent accounting guidance changes. We have included noncontrolling interests for comparative purposes in the table below.

Restaurant-Level Margins

	Year ended August 31,		Percentage points Increase/ (Decrease)
	2010	2009
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	27.6%	27.6%	0.0
Payroll and other employee benefits	35.2	32.9	2.3
Other operating expenses	22.8	21.4	1.4

	85.6%	81.9%

Noncontrolling interests	1.1	2.7	(1.6)

	86.7%	84.6%	2.1

	Year ended August 31,		Percentage points Increase/ (Decrease)
	2009	2008
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	27.6%	26.5%	1.1
Payroll and other employee benefits	32.9	31.5	1.4
Other operating expenses	21.4	20.5	0.9

	81.9%	78.5%

Noncontrolling interests	2.7	3.3	(0.6)

	84.6%	81.8%	2.8

Restaurant-level margins decreased overall in fiscal year 2010 as a result of higher labor costs driven by minimum wage increases and the de-leveraging impact of lower same-store sales. In the third quarter of fiscal 2010, the Company implemented a new compensation program for Company-owned Drive-Ins as an alternative to the ownership program to attract and retain quality talent. The new compensation program provides managers and supervisors a larger portion of guaranteed compensation but retains a significant incentive component based on drive-in level performance. As of April 2010, most Company-owned Drive-Ins operate under this new compensation structure. These efforts are expected to have a positive impact for Company-owned Drive-In sales and profits in the long run but are expected to add 50 to 75 basis points to payroll and other employee benefits on an annualized basis. In addition, the annual amounts of manager and supervisor bonuses have been reclassified from other operating expenses to payroll and other employee benefits. Manager and supervisor bonuses are paid monthly and generally follow the seasonality in our business. Historically, under our previous compensation structure, these bonuses were classified as other operating expenses because they related to the profitability of individual stores for equity partners.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 5.5% to $66.8 million during fiscal year 2010 and 3.6% to $63.4 million during fiscal year 2009. The increase for fiscal year 2010 is primarily attributable to $2.9 million in provision for bad debt expenses, as well as professional fees associated with financial restructuring services for franchisees. Stock-based compensation is included in SG&A, and, as of August 31, 2010, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.3 and is expected to be recognized over a weighted average period of 1.7 years. See Note 1 and Note 13 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our stock-based compensation.

Depreciation and Amortization. Depreciation and amortization expense decreased 11.3% to $42.6 million in fiscal year 2010 and decreased 5.1% to $48.1 million in fiscal year 2009 primarily as a result of refranchising Company-owned Drive-Ins in fiscal year 2009. Capital expenditures during fiscal year 2010 were $24.5 million. For fiscal year 2011, capital expenditures are expected to be approximately $20 to $25 million.

Provision for Impairment of Long-Lived Assets. The Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. The recoverability of Company-owned Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company-owned Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value.

In fiscal year 2010, we recorded a non-cash impairment of long-lived assets of $15.2 million to reduce the carrying cost of the related operating assets to an estimated fair value. This provision was attributable to lower sales and profits in Company-owned Drive-Ins due to the sustained economic downturn and weaker results than anticipated during the summer months for operating stores. Assets impaired included operating drive-ins, property leased to franchisees, surplus property and other assets. The decision whether to close or continue to operate a drive-in is made independent of the impairment process. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins could change in the future resulting in the need to write-down to fair value assets associated with one or more of these drive-ins. While it is impossible to predict if future write-downs will occur, we do not believe that future write-downs will impede our ability to grow earnings.

Interest Expense and Other Expense, Net. The net interest expense increase from fiscal year 2009 to fiscal year 2010 is a result of a $6.4 million gain from the early extinguishment of debt that resulted from purchasing a portion of the Company’s fixed rate notes at a discount in fiscal year 2009. Excluding this gain in fiscal year 2009, net interest expense decreased by $6.0 million from fiscal year 2009 to fiscal year 2010, reflecting declining debt from amortization payments and a debt purchase of $58 million in the third quarter of the fiscal year. Net interest expense decreased $12.3 million to $35.7 million in fiscal year 2009. Of this decline, $6.4 million is attributable to the gain from the early extinguishment of debt in fiscal year 2009.

Income Taxes. The provision for income taxes decreased for fiscal year 2010 with an effective federal and state tax rate of 29.7% compared with 38.4% in fiscal year 2009 and 37.4% in fiscal year 2008. The decline in the tax rate for the fiscal year 2010 was primarily related to a $1.8 million tax benefit associated with the stock option exchange program that was implemented in the third quarter of fiscal year 2010. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option holders, changes to uncertain tax positions and as circumstances on various tax matters change.

Noncontrolling Interests. Effective April 1, 2010, the Company introduced a new compensation program for managers and supervisors at Company-owned Drive-Ins as an alternative to the traditional ownership program. As a result, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. Primarily due to this change, noncontrolling interests decreased 69.8% to $4.6 million for fiscal year 2010.

Financial Position

During fiscal year 2010, current assets decreased 33.7% to $133.9 million compared to $202.1 million as of the end of fiscal year 2009. Cash balances decreased by $51.6 million primarily as a result of the purchase of $58.0 million in the Company’s debt. During fiscal year 2010, noncurrent assets decreased 6.7% to $603.3 million compared to $646.9 million as of the end of fiscal year 2009. The decrease was primarily the result of a $34.7 million reduction of net property and equipment resulting from depreciation and the refranchising of Company-owned Drive-Ins.

Total liabilities decreased $136.6 million or 16.0% during fiscal year 2010 compared to fiscal year 2009 primarily due to a $107.9 million decrease in long-term debt which resulted from scheduled payments on the Company’s fixed rate notes in addition to the debt purchase mentioned above.

Stockholders’ equity increased $24.9 million during fiscal year 2010. The increase primarily relates to earnings of $21.2 million, along with a $4.7 million net increase in paid-in capital related to stock compensation and the repurchase of noncontrolling interests in Company-owned Drive-Ins resulting from changes in the ownership program.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased by $19.9 million from $97.5 million in fiscal year 2009 to $77.6 million in fiscal year 2010. Of the total decrease, approximately $11 million relates to the refranchising of 205 Company-owned Drive-Ins in fiscal 2009 and 16 Company-owned Drive-Ins in fiscal 2010, partially offset by $8 million in cash flow from royalties and lease revenue from the refranchised drive-ins. In addition, $12.5 million of the decrease in net cash provided by operating activities resulted from current-year tax payments in excess of those paid in the previous fiscal year. The balance relates to a decline in cash flow from operations of Company-owned Drive-Ins and lower franchise income due primarily to the difficult economic environment.

Investing Cash Flows. Net cash used in investing activities was $9.4 million in fiscal year 2010 as compared to net cash provided by investing activities of $49.2 million in fiscal year 2009. The $58.6 million decrease primarily relates to a decrease in proceeds from the sale of assets of $70.7 million related to refranchising drive-ins in fiscal years 2009 and 2010, partially offset by a decrease of $11.7 million in purchases of property and equipment. Five Company-owned Drive-Ins were constructed and opened during fiscal year 2010. The following table sets forth the components of our investments in capital additions for fiscal year 2010 (in millions):

New Company-owned Drive-Ins, including drive-ins under construction	$3.4
Retrofits, drive-thru additions and LED signs in existing drive-ins	1.6
Rebuilds, relocations and remodels of existing drive-ins	2.0
Acquisition of real estate for underlying Company-owned Drive-Ins	5.0
Replacement equipment for existing drive-ins and other	12.5

Total investing cash flows for capital additions	$24.5

Financing Cash Flows. Net cash used in financing activities was $119.8 million in fiscal year 2010 as compared to $53.4 million in fiscal year 2009. The increase in cash used for financing activities in fiscal year 2010 as compared to fiscal year 2009 primarily relates to the repayment of long-term debt combined with a $12.5 million reduction in proceeds from borrowings in fiscal year 2010.

The Company has a securitized financing facility of variable funding notes that provides for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit. As of August 31, 2010, our outstanding balance under the variable funding notes totaled $187.3 million at an effective borrowing rate of 1.4%, as well as $0.3 million in outstanding letters of credit. During fiscal year 2009, upon request of the Company to draw down the remaining $12.3 million in variable funding notes from one of the lenders, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation. At this time, the Company does not consider the $12.3 million to be available. Subsequent to August 31, 2010, the credit rating for the Company’s variable and fixed rate notes was downgraded by Standard & Poor’s. As a result of the downgrade, the Company will be required to pay an additional 0.5% premium to the company that guarantees payment of the debt.

Despite recent challenges with Company-owned Drive-In operations, operating cash flows remain healthy, and we believe that cash flows from operations, along with existing cash balances, will be adequate for mandatory repayment of any long-term debt and funding of planned capital expenditures in fiscal year 2011. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

Our variable and fixed rate notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters. If certain covenants or restrictions are not met, the notes are subject to customary rapid amortization events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such an event occurred, the unpaid amounts outstanding could become immediately due and payable. See Note 1 – Restricted Cash of the Notes to Consolidated Financial Statements for additional information regarding restrictions on cash.

We plan capital expenditures of approximately $20 to $25 million in fiscal year 2011. These capital expenditures primarily relate to the development of additional Company-owned Drive-Ins, retrofit of existing Company-owned Drive-Ins and other drive-in level expenditures, as well as technology infrastructure expenditures. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of August 31, 2010, our unrestricted cash balance of $86.0 million reflected the impact of the cash generated from operating activities, borrowing activity, refranchising, and capital expenditures mentioned above. We believe that existing cash and funds generated from operations, as well as borrowings under the variable funding notes, will meet our needs for the foreseeable future.

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

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. Our commitments and obligations as of August 31, 2010 are summarized in the following table:

Payments Due by Period

(In Thousands)

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-term debt(1)	$636,493	$83,742	$552,668	$83	$—
Capital leases	49,510	5,800	11,070	10,519	22,121
Operating leases	181,643	11,738	23,020	22,168	124,717
Purchase obligations	8,491	8,491	—	—	—

Total	$876,137	$109,771	$586,758	$32,770	$146,838

(1)	The fixed-rate interest payments included in the table above assume that the senior notes will be outstanding for the expected six-year term ending December 2012, and all other fixed-rate notes will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming the amounts outstanding under the variable-rate notes as of August 31, 2010 are held to maturity, and utilizing interest rates in effect at August 31, 2010, the interest payments will be approximately $3 million on an annual basis through December 2012.

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

We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements) the following policies involve a higher degree of risk, judgment and/or complexity.

Impairment of Long-Lived Assets. We review Company-owned Drive-In assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors. During fiscal year 2010, we reviewed Company-owned Drive-Ins and other long-lived assets with combined carrying amounts of $57 million in property, equipment and capital leases for possible impairment, and our cash flow assumptions resulted in impairment charges totaling $15.2 million to write down certain assets to their estimated fair value.

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

During the fourth quarter of fiscal year 2010, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated. As of the impairment testing date, the fair value of the Company-owned Drive-In reporting unit exceeded the carrying value by approximately 21.4%. The carrying value of goodwill as of August 31, 2010, was $82.1 million, all of which was allocated to the Company-owned Drive-In reporting unit. If cash flows generated by our Company-owned Drive-Ins were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges to reduce the carrying amount of goodwill.

Ownership Program. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the prior form of ownership to improve manager and supervisor retention. While managers and supervisors do not own an interest in their drive-ins under the new compensation program, the compensation program provides managers and supervisors a larger portion of guaranteed compensation, but retains a significant incentive component based on drive-in level performance. Prior to April 1, 2010, the drive-in management compensation program was structured as an ownership program. As part of the ownership program, either a limited liability company or a general partnership was formed to own and operate each individual Company-owned Drive-In. SRI owned a controlling ownership interest, typically at least 60%, in each of these limited liability companies and partnerships. Generally, the supervisors and managers owned a noncontrolling interest in the limited liability company or partnership. As owners, they shared in the cash flow and were responsible for their share of any losses incurred by their Company-owned Drive-Ins.

The Company records the earnings related to noncontrolling interests of supervisors and managers as “net income attributable to non-controlling interests” below net income. As a result of the change to our compensation program for Company-owned Drive-Ins, compensation costs that were formerly reflected in noncontrolling interests and other operating expenses are now included in payroll and other employee benefits.

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

Our franchisees are required under the provisions of the license agreements to pay royalties to Sonic each month based on a percentage of actual net sales. However, the royalty payments and supporting financial statements are not due until the following month under the terms of our license agreements. As a result, we accrue royalty revenue in the month earned based on polled sales of Franchise Drive-Ins and sales estimates for nonpolling drive-ins.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) Topic 718, Stock Compensation. We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in Note 13 of Notes to the Consolidated Financial Statements in this Form 10-K. The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded during fiscal year 2010 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

Income Taxes. We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as wages paid to certain employees, effective rates for state and local income taxes and the tax deductibility of certain other items.

We account for uncertain tax positions under ASC Topic 740, Income Taxes, which sets out criteria for the use of judgment in assessing the timing and amounts of deductible and taxable items. Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may give rise to us owing additional taxes. We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and penalty and interest accruals associated with uncertain tax positions until they are resolved. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Leases. We lease the land and buildings for certain Company-owned Drive-Ins from third parties. Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options. Judgment is required to determine options expected to be exercised. Certain of our leases have provisions for rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate. The lease term commences on the date when we have the right to control the use of lease property, which can occur before rent payments are due under the terms of the lease. Contingent rent is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

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

Interest Rate Risk. Our exposure to interest rate risk at August 31, 2010 is primarily based on the fixed rate notes with an effective rate of 5.7%, before amortization of debt-related costs. At August 31, 2010, the fair value of the fixed rate notes was estimated at $388 million versus carrying value of $404.0 million (including accrued interest). The difference between fair value and carrying value is attributable to interest rate decreases subsequent to when the debt was originally issued, more than offset by the increase in credit spreads required by issuers of similar debt instruments in the current market. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease by approximately $7.0 million or increase by approximately $7.2 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market. Management used market information available for public debt transactions for companies with ratings that are close to or lower than ratings for the Company (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available.

The variable funding notes outstanding at August 31, 2010 totaled $187.3 million, with a variable rate of 1.4%. The annual impact on our results of operations of a one-point interest rate change for the balance outstanding at year-end would be approximately $1.9 million before tax. At August 31, 2010, the fair value of the variable funding notes was estimated at $164 million versus carrying value of $187.3 million (including accrued interest). Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease by approximately $3.7 million or increase by approximately $3.8 million, respectively. The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes. The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market.

We have made certain loans to our franchisees totaling $8.7 million as of August 31, 2010. The interest rates on these notes are generally between 3.3% and 10.5%. We believe the carrying amount of these notes approximates their fair value.

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

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of August 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in the annual report has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2010 of Sonic Corp. and our report dated October 29, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 29, 2010

Item 9B. Other Information

No information was required to be disclosed in a Form 8-K during the Company’s fourth quarter of its 2010 fiscal year which was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2010 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3.05. Bylaws of the Company, as amended and restated January 14, 2010.

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

10.03. Form of Sonic Industries LLC License Agreement (the Number 5.5 License Agreement), which the Company hereby incorporates by reference from Exhibit No. 10.09 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

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

10. 08. Form of Sonic Industries Services Inc. Sign Lease Agreement, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.09. 1991 Sonic Corp. Stock Purchase Plan, amended and restated effective April 2, 2008, which the Company hereby incorporates by reference from Exhibit 10.17 to the Company’s Form 10-K for fiscal year ended August 31, 2008.*

10.10. Sonic Corp. Savings and Profit Sharing Plan, as amended and restated effective October 1, 2010.*

10.11. Net Revenue Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.19 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.12. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.13. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.14. Employment Agreement with J. Clifford Hudson dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.15. Employment Agreement with W. Scott McLain dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.16. Employment Agreement with Omar Janjua dated October 15, 2009 which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2009.*

10.17. Employment Agreement with Stephen C. Vaughan dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.18. Employment Agreement with Paige S. Bass dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.19. Employment Agreement with Carolyn C. Cummins, which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.20. Employment Agreement with Terry D. Harryman dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.21. Employment Agreement with Claudia San Pedro dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.22. Employment Agreement with Sharon T. Strickland dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.08 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.23. Employment Agreement with Danielle M. Vona dated August 5, 2010.*

10.24. 1991 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(4) to the Company’s Schedule TO filed March 31, 2010.*

10.25. 1991 Sonic Corp. Directors’ Stock Option Plan, as amended and restated October 14, 2009.*

10.26. 2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.27. 2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated October 14, 2009.*

10. 28. Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2010.*

10. 29. Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company hereby incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

10.30 Base Indenture dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, and Citibank, N.A. as Trustee and Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on December 27, 2006.

10.31 Supplemental Indenture dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, and Citibank, N.A. as Trustee and the Series 2006-1 Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K filed on December 27, 2006.

10.32 Class A-1 Note Purchase Agreement dated December 20, 2006 among Sonic Capital LLC and certain other indirect subsidiaries of the Company, certain private conduit investors, financial institutions and funding agents, Bank of America, N.A. as provider of letters of credit, and Lehman Commercial Paper Inc., as a swing line lender and as Administrative Agent, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 27, 2006.

10.33 Guarantee and Collateral Support Agreement dated December 20, 2006 made by Sonic Industries LLC, as Guarantor in favor of Citibank N.A. as Trustee, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K filed on December 27, 2006.

10.34 Parent Company Support Agreement dated December 20, 2006 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on December 27, 2006.

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

32.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2010, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2010 the Company adopted Accounting Standards Certification Topic 810 “Consolidation.”

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 29, 2010

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2010	2009
	(In Thousands)

Assets
Current assets:
Cash and cash equivalents	$86,036	$137,597
Restricted cash	12,546	24,900
Accounts and notes receivable, net	25,463	27,585
Inventories	3,674	3,365
Prepaid expenses and other	6,209	8,685

Total current assets	133,928	202,132

Noncurrent restricted cash	9,685	10,468

Notes receivable, net	8,824	7,679

Property, equipment and capital leases, net	489,264	523,938

Goodwill	82,089	82,343

Other intangibles, net	4,710	5,967

Debt origination costs, net	6,176	11,071

Other assets, net	2,644	5,443

Total assets	$737,320	$849,041

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2010	2009
	(In Thousands)

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,772	$17,174
Deposits from franchisees	3,299	1,833
Accrued liabilities	33,332	34,512
Income taxes payable	5,072	8,156
Obligations under capital leases and long-term debt due within one year	65,133	55,644

Total current liabilities	118,608	117,319

Obligations under capital leases due after one year	32,872	36,516
Long-term debt due after one year	529,872	646,851
Other noncurrent liabilities	18,421	24,200
Deferred income taxes	14,981	26,507
Commitments and contingencies (Notes 7, 8, 15, 16 and 17)

Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 118,313,450 in 2010 and 117,781,040 in 2009	1,183	1,178
Paid-in capital	224,453	219,736
Retained earnings	670,488	649,398
Accumulated other comprehensive loss	(843)	(1,500)

	895,281	868,812
Treasury stock, at cost; 56,676,425 shares in 2010 and 56,683,932 shares in 2009	(872,937)	(873,080)

Total Sonic Corp. stockholders’ equity (deficit)	22,344	(4,268)

Noncontrolling interests	222	1,916
Total stockholders’ equity (deficit)	22,566	(2,352)

Total liabilities and stockholders’ equity (deficit)	$737,320	$849,041

See accompanying notes.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2010	2009	2008
	(In Thousands, Except Per Share Data)
Revenues:
Company-owned Drive-In sales	$414,369	$567,436	$671,151
Franchise Drive-Ins:
Franchise royalties	122,385	126,706	121,944
Franchise fees	2,752	5,006	5,167
Lease revenue	6,879	3,985	1,519
Other	4,541	3,148	1,978

	550,926	706,281	801,759
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	114,281	156,521	177,533
Payroll and other employee benefits	145,688	186,545	211,537
Other operating expenses, exclusive of depreciation and amortization included below	94,690	121,810	137,110

	354,659	464,876	526,180

Selling, general and administrative	66,847	63,358	61,179
Depreciation and amortization	42,615	48,064	50,653
Provision for impairment of long-lived assets	15,161	11,163	571

	479,282	587,461	638,583

Other operating income (expense), net	(763)	12,508	2,954

Income from operations	70,881	131,328	166,130

Interest expense	36,707	43,457	49,946
Debt extinguishment and other costs	314	(6,382)	—
Interest income	(948)	(1,418)	(2,019)

Net interest expense	36,073	35,657	47,927

Income before income taxes	34,808	95,671	118,203
Provision for income taxes	8,969	30,878	35,962

Net income - including noncontrolling interests	25,839	64,793	82,241
Net income - noncontrolling interests	4,630	15,351	21,922

Net income - attributable to Sonic Corp.	$21,209	$49,442	$60,319

Basic income per share	$0.35	$0.81	$1.00

Diluted income per share	$0.34	$0.81	$0.97

See accompanying notes.

Sonic Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests
	(In Thousands)

Balance at August 31, 2007	116,223	$1,162	$193,682	$540,886	$(2,848)	55,078	$(839,684)	$3,789
Exercise of common stock options	822	8	6,285	—	—	—	—	—
Stock-based compensation expense, including capitalized compensation of $232	—	—	7,428	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	1,921	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	1,522	(32,683)	—
Net change in deferred hedging losses, net of tax of $407	—	—	—	—	657	—	—	—
Retained earnings adjustment for adoption of ASC Topic 740	—	—	—	(1,249)	—	—	—	—
Purchases of noncontrolling interests in Company-owned Drive-Ins	—	—	—	—	—	—	—	(4,369)
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	—	—	—	—	—	—	—	3,701
Changes to noncontrolling interests	—	—	—	—	—	—	—	(21,946)
Net income	—	—	—	60,319	—	—	—	21,922

Balance at August 31, 2008	117,045	$1,170	$209,316	$599,956	$(2,191)	56,600	$(872,367)	$3,097
Exercise of common stock options	736	8	4,503	—	—	—	—	—
Stock-based compensation expense	—	—	6,910	—	—	—	—	—
Deferred tax shortfall from stock-based compensation	—	—	(993)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	84	(713)	—
Net change in deferred hedging losses, net of tax of $428	—	—	—	—	691	—	—	—
Purchases of noncontrolling interests in Company-owned Drive-Ins	—	—	—	—	—	—	—	(11,753)
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	—	—	—	—	—	—	—	5,190
Changes to noncontrolling interests	—	—	—	—	—	—	—	(9,969)
Net income	—	—	—	49,442	—	—	—	15,351

Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$(1,500)	56,684	$(873,080)	$1,916

Sonic Corp.

Consolidated Statements of Stockholders’ Equity (Deficit) (cont.)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interests
	(In Thousands)

Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$(1,500)	56,684	$(873,080)	$1,916

Exercise of common stock options	532	5	3,374	(119)	—	(14)	221	—
Stock-based compensation expense	—	—	7,666	—	—	—	—	—
Deferred tax shortfall from stock-based compensation	—	—	(100)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	6	(78)	—
Net change in deferred hedging losses, net of tax of $462	—	—	—	—	657	—	—	—
Purchases of noncontrolling interests in Company-owned Drive-Ins	—	—	(6,725)	—	—	—	—	(9,277)
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	—	—	502	—	—	—	—	613
Changes to noncontrolling interests	—	—	—	—	—	—	—	2,340
Net income				21,209				4,630

Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	56,676	$(872,937)	$222

See accompanying notes.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities
Net income - including noncontrolling interests	$25,839	$64,793	$82,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,615	48,064	50,653
Gain on dispositions of assets, net	763	(12,506)	(2,954)
Stock-based compensation expense	7,666	6,910	7,428
Noncontrolling interests	(4,630)	(15,351)	(21,922)
Provision for impairment of long-lived assets	15,161	11,163	571
Debt extinguishment and other costs	314	(6,382)	—
Other	328	4,730	1,614
Decrease (increase) in operating assets:
Restricted cash	4,465	126	212
Accounts receivable and other assets	292	(2,149)	(2,889)
Increase (decrease) in operating liabilities:
Accounts payable	(522)	(5,001)	2,454
Deposits from franchisees	(1,839)	(459)	1,196
Accrued and other liabilities	399	(3,544)	15,386
Income taxes	(13,247)	7,141	(6,847)

Total adjustments	51,765	32,742	44,902

Net cash provided by operating activities	77,604	97,535	127,143

Cash flows from investing activities
Purchases of property and equipment	(24,468)	(36,145)	(105,426)
Acquisition of businesses, net of cash received	—	—	(20,895)
Proceeds from sale of assets	14,271	84,986	17,339
Other	814	385	2,807

Net cash provided by (used in) investing activities	(9,383)	49,226	(106,175)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2010	2009	2008
	(In Thousands)

Cash flows from financing activities
Payments on long-term debt	$(106,296)	$(64,838)	$(123,321)
Proceeds from borrowings	—	12,495	165,250
Purchases of treasury stock	—	—	(46,628)
Restricted cash for debt obligations	(209)	(487)	(1,463)
Exercises of stock options	3,404	3,794	5,796
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	613	5,190	5,120
Purchases of noncontrolling interests in Company-owned Drive-Ins	(9,277)	(11,753)	(6,048)
Other	(8,017)	2,169	(833)

Net cash used in financing activities	(119,782)	(53,430)	(2,127)

Net (decrease) increase in cash and cash equivalents	(51,561)	93,331	18,841

Cash and cash equivalents at beginning of the year	137,597	44,266	25,425

Cash and cash equivalents at end of the year	$86,036	$137,597	$44,266

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $25, $212 and $734, respectively)	$32,184	$38,446	$44,727
Income taxes (net of refunds)	25,534	12,961	35,316
Additions to capital lease obligations	446	5,299	1,055
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	391	4,412	348
Stock options exercised by stock swap	78	713	488
Change in obligation for purchase of property and equipment	3,208	(1,162)	(222)

See accompanying notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service drive-ins in the United States. It derives its revenues primarily from Company-owned Drive-In sales and royalty fees from franchisees. The Company also leases signs and real estate, and receives equity earnings in noncontrolling ownership in a number of Franchise Drive-Ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its Company-owned Drive-Ins. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the fiscal year 2010 presentation.

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

Restricted Cash

As of August 31, 2010, the Company had restricted cash balances totaling $22,231 for funds required to be held in trust for the benefit of senior note holders under the Company’s debt arrangements. The current portion of restricted cash of $12,546 represents amounts to be returned to Sonic or paid to service current debt obligations. The noncurrent portion of $9,685 represents interest reserves required to be set aside for the duration of the debt.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies (continued)

Accounting for Long-Lived Assets

In accordance with Accounting Standards Codification (ASC) Topic 360, the Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in. The Company’s primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is typically determined to be the value of the land, since drive-in buildings and improvements are single-purpose assets and have little value to market participants. The equipment associated with a store can be easily relocated to another store, and therefore is not adjusted.

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell. The majority of the value in surplus property is land. Fair values are estimated based upon appraisals or independent assessments of the assets’ estimated sales values.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350. Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis. The Company’s reporting units are defined as Company-owned Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in Note 14, Segment Information). The accounting guidance requires a two-step process for testing impairment. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.

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

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, franchise fees, and other intangibles. Amortization expense is calculated using the straight-line method over the expected period of benefit, not exceeding 20 years. See Note 5 for additional disclosures related to goodwill and other intangibles.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies (continued)

Ownership Structure

Company-owned Drive-Ins are drive-in operations in which the Company’s operating subsidiary, Sonic Restaurants, Inc. (“SRI”), owns a controlling ownership interest. Historically, Company-owned Drive-Ins have operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in own a noncontrolling interest (generally, the “ownership program”). Under the ownership program, managers and supervisors shared in the cash flow for their Company-owned Drive-In but were also responsible for their share of any losses incurred by the drive-in. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the ownership program to improve retention. While partners and supervisors do not have an ownership interest in their drive-in(s) under the new compensation program, the program provides managers and supervisors a larger portion of guaranteed compensation but retains a significant incentive component based on drive-in level performance. With this change, 95% of Company-owned Drive-Ins now operate under the new compensation structure.

For those Company-owned Drive-Ins still in the Company’s ownership program, noncontrolling interests are recorded as a component of equity on the Consolidated Balance Sheets, and our partners’ share of the drive-in earnings are reflected as net income—noncontrolling interests on the Consolidated Statements of Income. The ownership agreements contain provisions that give the Company the right, but not the obligation, to purchase the noncontrolling interest of the supervisor or manager in a drive-in. The amount of the investment made by a partner and the amount of the buy-out are based on a number of factors, including primarily the drive-in’s financial performance for the preceding 12 months, and are intended to approximate the fair value of a noncontrolling interest in the drive-in.

Under the ownership program, the Company acquires noncontrolling interests in Company-owned Drive-Ins as managers and supervisors sell their ownership interests. If the purchase price of a noncontrolling interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as paid-in capital. The acquisition of a noncontrolling interest for less than book value is recorded as a reduction in paid-in capital.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Company-owned Drive-In sales is recognized when food and beverage products are sold. Company-owned Drive-In sales are presented net of sales tax and other sales-related taxes.

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

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual sales. However, the royalty payments and supporting financial statements are not due until the following month. As a result, the Company accrues royalty revenue in the month earned based on polled sales from Franchise Drive-Ins and sales estimates for nonpolling drive-ins.

Operating Leases

Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the options. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when appropriate. The lease term commences on the date when the Company has the right to control the use of the leased property, which can occur before rent payments are due under the terms of the lease. Percentage rent expense is generally based on sales levels and is accrued at the point in time it is probable that such sales levels will be achieved.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies (continued)

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred. Such costs amounted to $22,537, $32,997, and $36,801 for fiscal years 2010, 2009 and 2008, respectively.

Under the Company’s license agreements, both Company-owned Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and funds other national media and sponsorship opportunities. As stated in the terms of existing license agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company-owned Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

In accordance with ASC Topic 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2010	2009	2008

Stock-based compensation	$7,666	$6,910	$7,428
Income tax benefit	(4,260)	(2,452)	(2,820)

Net stock-based compensation expense	3,406	$4,458	$4,608

Impact on net income per share:
Basic	$0.05	$0.07	$0.08
Diluted	$0.05	$0.07	$0.07

The Company grants both incentive and non-qualified stock options. For grants of non-qualified stock options, the Company expects to recognize a tax benefit on exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense. For grants of incentive stock options, a tax benefit only results if the option holder has a disqualifying disposition. As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate, and will vary depending on the timing of employees’ exercises and sales of stock. However, in fiscal year 2010, the Company executed a stock option exchange which resulted in an additional tax benefit of $1.8 million for the conversion of eligible incentive stock options to nonqualified stock options. Additional information regarding the stock option exchange program is provided in Note 13.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

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

The threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Additional information regarding the Company’s unrecognized tax benefits is provided in Note 12.

Disclosures About Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for its measurement and requires disclosures about fair value measurements. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are described below:

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies (continued)

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010:

	Level 1	Level 2	Level 3	Carrying Value

Cash equivalents	$86,036	$—	$—	$86,036
Restricted cash (current)	12,546	—	—	12,546
Restricted cash (noncurrent)	9,685	—	—	9,685

Total assets at fair value	$108,267	$—	$—	$108,267

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, which means these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, goodwill and other intangible assets. Refer to Accounting for Long-Lived Assets and Goodwill and Other Intangible Assets in Note 1 for inputs and valuation techniques used to measure the fair value of these nonfinancial assets. The fair value was based upon management assessment as well as appraisals or independent assessments which involved Level 3 inputs. There was a $15.2 million charge recorded for fiscal year 2010 for the impairment of long-lived assets. See Note 3 for a description of the impairment.

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

Reclassifications

The Company buys and sells Company-owned Drive-Ins as a part of its ongoing business operations. Gains and losses derived from these transactions have historically been reported net in other revenues on the Consolidated Statements of Income. The Company reported these net gains and losses in other operating income beginning in the third quarter of fiscal year 2010 and has reclassified amounts previously reported in the current and prior fiscal years to conform to this new presentation.

On the Statements of Cash Flows for fiscal year 2009, $8,881 was reclassified from a reduction of cash for the change in operating assets in cash flows from operations to a reduction of proceeds from disposition of assets, net of cash paid in cash flows from investing activities. This reclassification relates to cash from the sale of real estate that was held in restricted cash for a period of time as required by the Company’s debt agreement. In addition, the cash paid and received related to noncontrolling interests in Company-owned Drive-Ins was reclassified from cash flows from investing activities to cash flows from financing activities in accordance with ASC Topic 810. The amount of cash paid for noncontrolling interests for fiscal year 2010 was $9,277 as compared to $11,753 for the same period in fiscal year 2009. The amount of cash received for noncontrolling interests was $613 and $5,190 for fiscal years 2010 and 2009, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies (continued)

The Company has historically classified bonuses related to management at Company-owned Drive-Ins as a component of other operating expenses within costs and expenses for Company-owned Drive-Ins on the Consolidated Statements of Income. These amounts were reported in payroll and other employee benefits beginning in the fourth quarter of fiscal year 2010 and amounts previously reported in the current and prior fiscal years have been reclassified to conform to this new presentation.

The Company has historically classified trademarks and trade names and other goodwill as a component of trademarks, trade names and other intangibles, net on the Consolidated Balance Sheet. These amounts have been reclassified to goodwill on the Consolidated Balance Sheet in the current and prior fiscal years.

2. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2010	2009	2008
Numerator:
Net income (loss) – attributable to Sonic Corp.	$21,209	$49,442	$60,319

Denominator:
Weighted average shares outstanding – basic	61,319	60,761	60,403
Effect of dilutive employee stock options	257	477	1,867

Weighted average shares – diluted	61,576	61,238	62,270

Net income per share – basic	$0.35	$0.81	$1.00

Net income per share – diluted	$0.34	$0.81	$0.97

Anti-dilutive employee stock options excluded	6,834	6,493	3,255

3. Assets Held for Sale and Impairment of Long-Lived Assets

Assets held for sale consist of Company-owned Drive-Ins that we expect to sell within one year. Such assets are classified as assets held for sale upon meeting the requirements of ASC Topic 360. These assets are recorded at the lower of the carrying amount or fair value less costs to sell. Assets are no longer depreciated once classified as held for sale. These assets are included in the prepaid expenses and other account and classified as current assets on the consolidated balance sheet. As of August 31, 2010, there were no assets classified as held for sale. The following table sets forth the components of assets held for sale:

August 31, 2009
Assets:
Property, equipment and capital leases, net	$1,531
Allocated goodwill	1,274
Other	134

Total assets held for sale	$2,939

During the fiscal years ended August 31, 2010, 2009 and 2008, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. The recoverability of Company-owned Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company-owned Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. When impairment exists, the carrying value of the asset is written down to fair value.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

3. Assets Held for Sale and Impairment of Long-Lived Assets (continued)

During fiscal year 2010, the Company experienced lower sales and profits in Company-owned Drive-Ins due to the sustained economic downturn and weaker results than anticipated during the summer months for operating stores. Accordingly, the Company revised its future sales growth assumptions and estimated cash flows in assessing the recoverability of its investments in Company-owned Drive-Ins. These analyses resulted in provisions for impairment totaling $15,162, including $11,341 to write down the carrying amount of building and leasehold improvements on underperforming drive-ins and $2,316 to write down the carrying amount of property leased to franchisees and $616 to reduce to fair value the carrying amount of 12 surplus properties.

During fiscal year 2009, the Company’s assessment of long-lived assets resulted in provisions for impairment totaling $11,163, including $7,462 to write down the carrying amount of building and leasehold improvements on underperforming drive-ins, $3,276 to write down the carrying amount of equipment on underperforming drive-ins and $425 to reduce to fair value the carrying amount of six surplus properties.

During fiscal year 2008, these analyses resulted in provisions for impairment totaling $571, including $99 to write down the carrying amount of building and leasehold improvements on an underperforming drive-in, and $472 to reduce to fair value the carrying amount of five surplus properties.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31:

	2010	2009
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$18,021	$16,775
Notes receivable from franchisees	4,432	1,740
Notes receivable from advertising funds	2,440	3,881
Other	3,769	5,994

	28,662	28,390
Less allowance for doubtful accounts and notes receivable	3,199	805

	$25,463	$27,585

Noncurrent Notes Receivable:
Notes receivable from franchisees	$4,244	$7,753
Notes receivable from advertising funds	4,591	—
Less allowance for doubtful notes receivable	11	74

	$8,824	$7,679

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. The notes receivable from advertising funds represent transactions in the normal course of business. Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.

5. Goodwill and Other Intangibles

The entire balance of the Company’s goodwill relates to Company-owned Drive-Ins. The changes in the carrying amount of goodwill for fiscal years ending August 31 were as follows:

	2010	2009
Balance as of September 1	$82,343	$111,806
Goodwill acquired during the year	21	1,354
Goodwill disposed of for noncontrolling interests in Company-owned Drive-Ins	(5)	(2)
Goodwill disposed of related to the sale of Company-owned Drive-Ins	(270)	(30,815)

Balance as of August 31	$82,089	$82,343

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

5. Goodwill and Other Intangibles (continued)

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $6,957 and $7,823 at August 31, 2010 and 2009, respectively. The estimated amortization expense for each of the five years after August 31, 2010 is approximately $325. Accumulated amortization related to these intangible assets was $2,248 and $1,856 at August 31, 2010 and 2009, respectively.

6. Refranchising of Company-owned Drive-Ins

During fiscal year 2009, the Company refranchised the operations of 205 Company-owned Drive-Ins and recorded a $13.2 million gain. We retained a noncontrolling operating interest in 88 of these refranchised drive-ins. In fiscal year 2010, the Company refranchised the operations of 16 Company-owned Drive-Ins. Gains and losses are recorded as other operating income (expenses), net on the Consolidated Income Statement. The Company has concluded its refranchising plan but may periodically refranchise other operations when conditions warrant.

7. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases and expire over the next 18 years. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years.

In fiscal year 2009, as a component of the refranchising of Company-owned Drive-Ins, the Company executed two significant master lease agreements with franchisees. These leases consist of leasing land, building and signs for a period of 15 years and are classified as operating leases. There are four renewal options at the end of the primary term for periods of five years for property that is owned by the Company. For property owned by third parties, the lease term runs concurrent with the term of the third party lease arrangements. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Both leases contain escalation clauses based on sales over the life of the lease.

Certain Company-owned Drive-Ins lease land and buildings from third parties. These leases, which expire over the next 17 years, include provisions for contingent rents that may be paid on the basis of a percentage of sales in excess of stipulated amounts. For the majority of leases, the land portions are classified as operating leases and the building portions are classified as capital leases.

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31:

	2010	2009
Minimum lease payments receivable	$1,982	$2,807
Less unearned income	496	747

Net investment in direct financing leases	1,486	2,060
Less amount due within one year	375	537

Amount due after one year	$1,111	$1,523

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

7. Leases (continued)

Future minimum rental payments receivable as of August 31, 2010 are as follows:

	Operating	Direct Financing
Years ending August 31:
2011	$9,112	$495
2012	9,893	362
2013	10,282	273
2014	10,247	190
2015	10,911	137
Thereafter	89,362	525

	139,807	1,982
Less unearned income	—	496

	$139,807	$1,486

Capital Leases

Components of obligations under capital leases are as follows at August 31:

	2010	2009
Total minimum lease payments	$49,510	$55,375
Less amount representing interest averaging 6.4% in 2010 and 6.5% in 2009	13,254	15,914

Present value of net minimum lease payments	36,256	39,461
Less amount due within one year	3,384	2,945

Amount due after one year	$32,872	$36,516

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2010 are as follows:

	Operating	Capital
Years ending August 31:
2011	$11,738	$5,800
2012	11,634	5,565
2013	11,386	5,505
2014	11,163	5,334
2015	11,005	5,185
Thereafter	124,717	22,121

	181,643	49,510
Less amount representing interest	—	13,254

	$181,643	$36,256

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

7. Leases (continued)

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2010	2009	2008
Operating leases:
Minimum rentals	$14,330	$14,690	$14,438
Contingent rentals	176	199	163
Sublease rentals	(2,993)	(1,330)	(527)
Capital leases:
Contingent rentals	740	945	1,326

	$12,253	$14,504	$15,400

The aggregate future minimum rentals receivable under noncancelable subleases of operating leases as of August 31, 2010 was $38,147.

8. Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated Useful Life	2010	2009
Property and equipment:
Home office:
Leasehold improvements	Life of lease	$4,541	$4,491
Computer and other equipment	2 – 5 yrs	45,459	42,612
Drive-ins, including those leased to others:
Land		172,506	170,679
Buildings	8 – 25 yrs	357,173	372,224
Equipment	5 – 7 yrs	126,014	126,432

Property and equipment, at cost		705,693	716,438
Less accumulated depreciation		244,727	225,388

Property and equipment, net		460,966	491,050

Capital Leases:
Leased home office building	Life of lease	9,990	9,990
Leased drive-in buildings, equipment and other assets under capital leases, including those held for sublease	Life of lease	40,795	43,288
Less accumulated amortization		22,487	20,390

Capital leases, net		28,298	32,888

Property, equipment and capital leases, net		$489,264	$523,938

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

8. Property, Equipment and Capital Leases (continued)

Land, buildings and equipment with a carrying amount of $190,617 at August 31, 2010 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $44,915 at August 31, 2010. As of August 31, 2010, the Company had drive-ins under construction with costs to complete which aggregated $1,591.

9. Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2010	2009
Wages and other employee benefits	$5,120	$5,224
Taxes, other than income taxes	9,631	11,374
Accrued interest	222	887
Noncontrolling interest in consolidated drive-ins	110	1,501
Unredeemed gift cards and gift certificates	8,586	7,109
Other	9,663	8,417

	$33,332	$34,512

The Company sells gift cards that do not have expiration dates. The gift card balances are recorded as a liability on the balance sheet. Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws. The Company estimates breakage based upon the trend in redemption patterns from previously sold gift cards utilizing our history with the program. The Company’s policy is to recognize quarterly the breakage on the delayed recognition method when it is apparent that there is a remote likelihood the gift card balance will be redeemed based on our historical trends. The Company reduces the gift card liability for the estimated breakage and uses that amount to help defray the costs of operating the gift card program.

10. Long-Term Debt

Long-term debt consists of the following at August 31:

	2010	2009
5.7% Class A-2 senior notes, due December 2031	$403,400	$511,107
Class A-1 senior variable funding notes	187,250	187,250
Other	971	1,193

	591,621	699,550
Less long-term debt due within one year	61,749	52,699

Long-term debt due after one year	$529,872	$646,851

Maturities of long-term debt as of August 31, 2010 are $61,749 in 2011, $78,585 in 2012, $450,949 in 2013 and $226 in 2014.

In December 2006, various subsidiaries of the Company issued $600,000 of Class A-2 senior notes in a private transaction. The Class A-2 senior notes are the first issuance under a facility that will allow Sonic to issue additional series of notes in the future subject to certain conditions. These notes have a fixed interest rate of 5.7%, subject to upward adjustment after the expected six-year repayment term. Loan origination costs associated with this debt totaled $20,564, and the unamortized balance is categorized as debt origination costs, net, on the Consolidated Balance Sheet as of August 31, 2010. Amortization of these loan costs and the hedge loss discussed below produces an overall weighted average interest cost of 6.7%.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

10. Long-Term Debt (continued)

In connection with issuance of the Class A-2 notes, various subsidiaries of the Company also completed a securitized financing facility of Class A-1 senior variable funding notes. This facility allows for the issuance of up to $200,000 of notes and certain other credit instruments, including letters of credit. Considering the $187,250 outstanding at August 31, 2010 and $325 in outstanding letters of credit, $12,425 was unused and available under the Class A-1 notes. The effective interest rate on the outstanding balance for the Class A-1 notes at August 31, 2010 and 2009 was 1.41% and 1.42%, respectively. There is a commitment fee on the unused portion of the Class A-1 notes of 0.5%. During fiscal year 2009, upon request of the Company to draw down the remaining $12,250 in Class A-1 senior variable funding notes from the lender that committed to advance one-half of the funds for the variable funding notes, the lender, which had previously filed for Chapter 11 bankruptcy, notified the Company that it could not meet its obligation. At this time, the Company no longer considers the $12,250, to be available.

The Class A-1 and Class A-2 notes were issued by special purpose, bankruptcy remote, indirect subsidiaries of the Company that hold substantially all of Sonic’s franchising assets and Company-owned Drive-In real estate used in operation of the Company’s existing business. As of August 31, 2010, total assets for these combined indirect subsidiaries were approximately $420,000, including receivables for royalties, Company-owned Drive-In real estate, intangible assets, loan origination costs and restricted cash balances of $22,231. The Notes are secured by Sonic’s franchise royalty payments, certain lease and other payments and fees and, as a result, the repayment of these notes is expected to be made solely from the income derived from these indirect subsidiaries’ assets. Sonic Industries LLC, which is the subsidiary that acts as franchisor, has guaranteed the obligations of the co-issuers and pledged substantially all of its assets to secure such obligations.

While the Class A-1 and A-2 notes have a legal final maturity date of December 2031, the notes are structured to provide for a six-year life with full repayment expected to occur by December 20, 2012. The Company expects to refinance the notes on or before December 20, 2012. However, if the debt extends beyond December 20, 2012, the terms of the notes provide for a 1% increase in the interest rate for the Class A-1 notes and an increase in the interest rate for the A-2 notes based on current market conditions. In addition, principal payments will accelerate by applying all of the residual from the royalties, lease revenues and other fees securing the debt, after the required debt service payments, until the debt is paid in full.

On March 24, 2010, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) commenced rehabilitation proceedings with respect to a segregated account of certain insurance policies held by Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments (the “Segregated Account”). Our insurance policy is not included in the Segregated Account and is not affected by the rehabilitation proceedings. Apart from its actions with regard to the Segregated Account, the OCI continues to maintain oversight of Ambac. No delinquency, rehabilitation or similar proceeding involving our insurance policy is currently pending. If the insurance company were to become the subject of insolvency or similar proceedings, our lenders would not be required to fund additional advances on our variable rate notes. In addition, an event of default would occur if: (i) the insurance company were to become the subject of insolvency or similar proceedings and (ii) the insurance policy were not continued or sold to a third party (who would assume the insurance company’s obligations under the policy), but instead were terminated or canceled as a result of those proceedings. In an event of default, all unpaid amounts under the fixed and variable rate notes could become immediately due and payable only at the direction or consent of holders with a majority of the outstanding principal. Such acceleration of our debt repayment could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our lenders or if alternate funding were not available to us. While no assurance can be provided, if acceleration of our debt repayment were to occur, we believe that we could negotiate mutually acceptable terms with our lenders or obtain alternate funding.

We pay Ambac for the financial guarantees of our Class A-1 and Class A-2 note payments in the form of a fixed percentage applied to the outstanding principal balance of the guaranteed debt. The financial guarantees are unconditional and irrevocable guarantees that note holders will receive timely payment of principal and interest. The insurance fee, which is included in the interest rate on the debt, is accrued monthly and included in interest expense in the Consolidated Statements of Income.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

10. Long-Term Debt (continued)

Although Sonic Corp. does not guarantee the Class A-1 and Class A-2 notes, Sonic Corp. has agreed to cause the performance of certain obligations of its subsidiaries, principally related to the servicing of the assets included as collateral for the notes and certain indemnity obligations.

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until the new financing was closed in December 2006. The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Class A-2 notes, as planned. The loss resulting from settlement of $5,640 ($3,483, net of tax) was recorded in accumulated other comprehensive income and is being amortized to interest expense over the expected term of the Class A-2 notes. Amortization of this loss during fiscal years 2010 and 2009 totaled $1,064 ($657, net of tax) and $1,050 ($691, net of tax) in interest expense, respectively. Over the next 12 months, the Company expects to amortize $676 ($418, net of tax) to interest expense for this loss. The cash flows resulting from these hedge transactions are included in cash flows from operating activities on the Consolidated Statement of Cash Flows.

During the third quarter of fiscal 2010, the Company purchased $57,993 of its 5.7% fixed rate notes at a discount. The net loss, after the write-off of associated debt costs, was $314 and is included as a loss from early extinguishment of debt in net interest expense. During the second quarter of fiscal 2009, the Company purchased $24,985 of its 5.7% fixed rate notes at a discount. The net gain, after the write-off of associated debt costs, was $6,382 and is included as a gain from early extinguishment of debt, offsetting net interest expense.

The following table presents the components of comprehensive income for the years ended August 31:

	2010	2009	2008
Net income - attributable to Sonic Corp.	$21,209	$49,442	$60,319
Net income - noncontrolling interests	4,630	15,351	21,922
Decrease in deferred hedging loss, net of tax	657	691	657

Total comprehensive income	$26,496	$65,484	$82,898

11. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31:

	2010	2009
Deferred area development fees	$4,709	$8,014
Escalating land leases payable	7,565	6,545
Deferred income real estate installment sales	869	4,348
Deferred income - sale/leaseback	4,057	4,134
Other	1,221	1,159

	$18,421	$24,200

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

12. Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2010	2009	2008
Current:
Federal	$12,165	$17,512	$21,881
State	2,904	2,487	5,730

	15,069	19,999	27,611

Deferred:
Federal	(5,303)	9,456	7,259
State	(797)	1,423	1,092

	(6,100)	10,879	8,351

Provision for income taxes	$8,969	$30,878	$35,962

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2010	2009	2008
Amount computed by applying a tax rate of 35%	$10,562	$28,112	$33,698
State income taxes (net of federal income tax benefit)	1,370	2,542	4,434
Employment related and other tax credits, net	(1,504)	(1,401)	(1,732)
Benefit from stock option exchange program	(1,471)	—	—
Other	12	1,625	(438)

Provision for income taxes	$8,969	$30,878	$35,962

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

	2010	2009	2008
Effective income tax rate reconciliation (post-adoption of Topic 810):
Effective tax rate per consolidated income statement	25.8%	32.3%	30.4%
Book income attributable to noncontrolling interests	3.9	6.1	7.0

Effective tax rate for the fiscal year	29.7%	38.4%	37.4%

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

12. Income Taxes (continued)

Deferred tax assets and liabilities consist of the following at August 31:

	2010	2009
Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$1,229	$315
Property, equipment and capital leases	37	107
Accrued litigation costs	408	272
Prepaid expenses	(585)	(570)
Deferred income from franchisees	972	27
Deferred income from affiliated technology fund	(143)	220

Current deferred tax assets, net	$1,918	$371

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases, including differences related to capitalization and amortization	$(2,729)	$(2,841)
Investment in partnerships, including differences in capitalization, depreciation and direct financing leases	(2,631)	(11,158)
State net operating losses	5,550	5,231
Property, equipment and capital leases	(20,737)	(24,232)
Deferred income from affiliated franchise fees	1,271	1,327
Accrued liabilities	445	331
Intangibles and other assets	(2,589)	158
Deferred income from franchisees	1,801	3,104
Stock compensation	11,989	8,349
Loss on cash flow hedge	522	928
Debt extinguishment	(2,323)	(2,473)

	(9,431)	(21,276)
Valuation allowance	(5,550)	(5,231)

Noncurrent deferred tax liabilities, net	$(14,981)	$(26,507)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$18,674	$15,138
Deferred tax liabilities	(31,737)	(41,274)

Net deferred tax liabilities	$(13,063)	$(26,136)

State net operating loss carryforwards expire generally beginning in 2011. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $5.5 million and $5.2 million as of August 31, 2010 and August 31, 2009, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

12. Income Taxes (continued)

As of August 31, 2010, the Company had approximately $5,628 of unrecognized tax benefits, including approximately $1,368 of interest and penalty. The liability for unrecognized tax benefits increased by $2,209 in fiscal year 2010. The majority of the change resulted from an increase to tax positions of prior years due to an uncertain tax position that was challenged under audit. Reductions included positions for prior years in which cash settlements of audits were less than the liability recorded and positions in which the statute of limitations has expired. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $3,891 of unrecognized tax benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows:

	2010	2009
Opening balance at September 1	$3,419	$5,383
Additions for tax positions of prior years	2,724	494
Reductions for tax positions of prior years	(5)	(713)
Reductions for settlements	(163)	(206)
Reductions due to statute expiration	(347)	(1,539)

Ending balance at August 31	$5,628	$3,419

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $233 to a decrease of $3,810, depending on the timing and terms of the examination resolutions.

13. Stockholders’ Equity

Stock Purchase Plan

The Company has an employee stock purchase plan for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25 in the stock’s fair market value. The aggregate amount of stock that employees may purchase under this plan is limited to 1,139 shares. The purchase price will be between 85% and 100% of the stock’s fair market value and will be determined by the Company’s Board of Directors.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. At August 31, 2010, 2,327 shares were available for grant under the 2006 Plan. The Company has historically granted only stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of seven to ten years, and a vesting period of three years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

In November 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the 2006 Plan, the 2001 Stock Option Plan, and the 1991 Stock Option Plan for a lesser number of replacement options with a lower exercise price. The Company’s stockholders approved the stock option exchange program on January 14, 2010, and the Company executed the program in the third quarter of fiscal year 2010. The exchange, which was accounted for as a modification of existing stock options, was on an estimated fair value neutral basis and resulted in no incremental compensation expense. The exchange resulted in a tax benefit of $1.8 million for the conversion of eligible incentive stock options to nonqualified stock options. This tax benefit was recognized during the third quarter of fiscal 2010.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

13. Stockholders’ Equity (continued)

In January 2009, the Company began to award restricted stock units (“RSUs”) to its directors under the 2006 Plan. In addition, in fiscal 2010, the Company awarded RSUs to certain officers under the 2006 Plan. The RSUs have a vesting period of three years, their fair value is based on our closing stock price on the date of grant, and they are payable in the Company’s common stock.

In 2009, the Company awarded 426 performance share units (“PSUs”) to certain executives under the 2006 Plan. These PSUs, which vested at the end of a three-year period if certain Company performance criteria were met, were payable in the Company’s common stock. As of August 31, 2009, there were 413 PSUs outstanding which had a weighted-average grant date fair value of $10.15 and a total fair value of $4,192. All outstanding PSUs were canceled in August 2010 due to the performance criteria for the first two years not being met and having no probability of performance in the future. No expense had been recorded for these PSUs.

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2010, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2010, 2009 and 2008 was $3.40, $3.50 and $6.10, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2010	2009	2008
Expected term (years)	4.5	4.6	4.5
Expected volatility	45%	38%	28%
Risk-free interest rate	2.2%	1.4%	3.1%
Expected dividend yield	0%	0%	0%

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

Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) are required to be classified as financing cash flows. These excess tax benefits were $146, $776 and $2,033 for the years ended August 31, 2010, 2009 and 2008, respectively, and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows. The proceeds from exercises of stock options are also classified as cash flows from financing activities and totaled $3,404, $3,794 and $5,796 for each of the years ended August 31, 2010, 2009 and 2008, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

13. Stockholders’ Equity (continued)

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beginning of year	7,752	$15.76
Granted	1,758	8.87
Exercised	(550)	9.87
Forfeited or expired	(465)	13.69
Exchange program - replacement options	1,108	13.20
Exchange program - options tendered	(2,129)	21.86

Outstanding August 31, 2010	7,474	$12.12	4.75	$5,295

Exercisable August 31, 2010	3,555	$14.47	3.40	$3,106

The total intrinsic value of options exercised during the years ended August 31, 2010, 2009 and 2008 was $2,482, $2,597 and $10,992, respectively. At August 31, 2010, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $12.3 and is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s RSU activity during the year ended August 31, 2010 is presented in the following table:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Total Fair Value ($)
Outstanding-beginning of year	42	$10.45	$439
Granted	220	8.68	1,910
Issued	(14)	8.75	123
Forfeited and canceled	(51)	8.82	450

Outstanding August 31, 2010	197	$8.96	$1,765

Vested August 31, 2010	—	$—	$—

Not Vested at August 31, 2010	197	$8.96	$1,765

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

14. Segment Information

ASC Topic 280 establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on internal reporting and management structure, the Company has determined that it has two reportable segments: Company-owned Drive-Ins and Franchise Operations. The Company-owned Drive-Ins segment consists of the drive-in operations in which the Company owns a controlling ownership interest and derives its revenues from operating drive-in restaurants. The Franchise Operations segment consists of franchising activities and derives its revenues from royalties and initial franchise fees received from franchisees. The accounting policies of the segments are described in the Summary of Significant Accounting Policies. Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	2010	2009	2008
Revenues:
Company-owned Drive-Ins	$414,369	$567,436	$671,151
Franchise Operations	132,016	135,697	128,630
Unallocated revenues	4,541	3,148	1,978

	$550,926	$706,281	$801,759

Income from Operations:
Company-owned Drive-Ins	$59,710	$102,560	$144,971
Franchise Operations	132,016	135,698	128,630
Unallocated income	3,778	15,656	4,932
Unallocated expenses:
Selling, general and administrative	(66,847)	(63,358)	(61,179)
Depreciation and amortization	(42,615)	(48,064)	(50,653)
Provision for impairment of long-lived assets	(15,161)	(11,163)	(571)

	$70,881	$131,329	$166,130

15. Net Revenue Incentive Plan

The Company has a Net Revenue Incentive Plan (the “Incentive Plan”), as amended, which applies to certain members of management and is at all times discretionary with the Company’s Board of Directors. If certain predetermined earnings goals are met, the Incentive Plan provides that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $828, $1,187, and $1,324 during fiscal years 2010, 2009 and 2008, respectively.

16. Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and certain of its officers. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as incentive bonuses. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $10,249 at August 31, 2010 due to loss of employment in the event of a change in control (as defined in the contracts).

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

17. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750. As of August 31, 2010, the total amount guaranteed under the FFCC agreement was $563. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances, plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. The Company is not aware of any defaults under this program. The Company’s liability for this guarantee, which is based on fair value, is $215 as of August 31, 2010.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of August 31, 2010, the total amount guaranteed under the GEC agreement was $946. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not recorded a liability for the guarantees under the program. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. One franchisee participating in the GEC financing program entered into bankruptcy, and the Company fulfilled its obligation under the program by paying the guaranteed amount of $166 during the third quarter of fiscal 2010.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Company-owned Drive-Ins that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2010, the amount remaining under guaranteed lease obligations for which no liability has been provided totaled $10,489. In addition, capital lease obligations totaling $1,070 are still reflected as liabilities as of August 31, 2010 for properties sold to franchisees. At this time, the Company has no reason to anticipate any default under the foregoing leases.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

18. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Income statement data:
Company-owned Drive-In sales	$103,584	$153,047	$86,627	$141,708	$108,752	$144,279	$115,406	$128,402	$414,369	$567,436
Franchise operations	31,717	30,617	26,000	27,453	35,925	35,900	38,374	41,727	132,016	135,697
Other	1,180	372	702	47	1,367	1,027	1,292	1,702	4,541	3,148

Total revenues	136,481	184,036	113,329	169,208	146,044	181,206	155,072	171,831	550,926	706,281

Company-owned Drive-In operating expenses	87,962	126,810	75,834	118,720	93,278	115,026	97,585	104,320	354,659	464,876
Selling, general and administrative	16,132	16,162	17,324	16,300	17,096	16,420	16,295	14,476	66,847	63,358
Depreciation and amortization	10,666	13,019	10,647	12,529	10,645	11,454	10,657	11,062	42,615	48,064
Impairment of long-lived assets	—	414	—	—	188	7,489	14,973	3,260	15,161	11,163

Total expenses	114,760	156,405	103,805	147,549	121,207	150,389	139,510	133,118	479,282	587,461
Other operating income (expense), net	18	30	(540)	(211)	(183)	10,697	(58)	1,992	(763)	12,508

Income from operations	21,739	27,661	8,984	21,448	24,654	41,514	15,504	40,705	70,881	131,328

Debt extinguishment and other costs	—	—	—	(6,382)	314	—	—	—	314	(6,382)
Interest expense, net	9,520	11,666	9,377	10,778	8,785	9,911	8,077	9,684	35,759	42,039

Income before income taxes	12,219	15,995	(393)	17,052	15,555	31,603	7,427	31,021	34,808	95,671
Provision for income taxes	3,877	5,039	(789)	5,337	3,450	10,049	2,431	10,453	8,969	30,878

Net income- including noncontrolling interests	8,342	10,956	396	11,715	12,105	21,554	$4,996	20,568	$25,839	64,793
Net income- noncontrolling interests	2,112	3,825	1,038	3,064	1,139	4,781	341	3,681	4,630	15,351

Net income-attributable to Sonic Corp.	$6,230	$7,131	$(642)	$8,651	$10,966	$16,773	$4,655	$16,887	$21,209	$49,442

Net income per share:
Basic	$0.10	$0.12	$(0.01)	$0.14	$0.18	$0.28	$0.08	$0.28	$0.35	$0.81
Diluted	$0.10	$0.12	$(0.01)	$0.14	$0.18	$0.27	$0.08	$0.28	$0.34	$0.81
Weighted average shares outstanding:
Basic	61,086	60,459	61,146	60,464	61,434	60,886	61,627	61,052	61,319	60,761
Diluted	61,415	61,210	61,385	61,148	61,697	61,215	61,706	61,377	61,576	61,238

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Data)

19. Fair Values of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company’s consolidated balance sheet since ASC Topic 825 does not apply to all assets, including intangibles.

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

As of August 31, 2010 and 2009, carrying values approximate their estimated fair values.

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

The carrying amounts, including accrued interest, and estimated fair values of the Company’s fixed-rate borrowings at August 31, 2010 were $404,028 and $388,095, respectively, and at August 31, 2009 were $511,903 and $473,266, respectively. Carrying values, including accrued interest, and estimated fair values for variable-rate borrowings at August 31, 2010 were $187,327 and $163,552, respectively, and at August 31, 2009 were $187,333 and $159,303, respectively.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Years ended:
August 31, 2010	879	2,460	139	10	3,210
August 31, 2009	717	454	296	4	879
August 31, 2008	711	337	335	4	717

Accrued carrying costs for drive-in closings and disposals
Years ended:
August 31, 2010	46	—	—	1	47
August 31, 2009	44	—	—	2	46
August 31, 2008	91	—	47	—	44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused the undersigned, duly authorized, to sign this report on its behalf on this 29th day of October, 2010.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the registrant, in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	October 29, 2010

/s/ Stephen C. Vaughan Stephen C. Vaughan, Principal Financial Officer	Executive Vice President and Chief Financial Officer	October 29, 2010

/s/ Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Vice President and Controller	October 29, 2010

/s/ Douglas N. Benham Douglas N. Benham	Director	October 29, 2010

/s/ Michael J. Maples Michael J. Maples	Director	October 29, 2010

/s/ Federico F. Peña Federico F. Peña	Director	October 29, 2010

/s/ J. Larry Nichols J. Larry Nichols	Director	October 29, 2010

/s/ H. E. Rainbolt H.E. Rainbolt	Director	October 29, 2010

/s/ Frank E. Richardson Frank E. Richardson	Director	October 29, 2010

/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	October 29, 2010

/s/ Jeffrey H. Schutz Jeffrey H. Schutz	Director	October 29, 2010

/s/ Kathryn L. Taylor Kathryn L. Taylor	Director	October 29, 2010

EXHIBIT INDEX

Exhibit Number and Description

3.05.	Bylaws of the Company, as amended and restated January 14, 2010
10.10.	Sonic Corp. Savings and Profit Sharing Plan, as amended and restated effective October 1, 2010
10.23.	Employment Agreement with Danielle M. Vona dated August 5, 2010
10.25.	1991 Sonic Corp. Directors’ Stock Option Plan, as amended and restated October 14, 2009
10.27.	2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated October 14, 2009
10.28.	Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2010
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350