Form 10-Q
period 2010-11-30
SONIC CORP
filed 2011-01-07
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-18859

SONIC CORP.

(Exact name of registrant as specified in its charter)

Delaware	73-1371046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Johnny Bench Drive Oklahoma City, Oklahoma	73104
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (405) 225-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 3, 2011, approximately 61,643,134 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	November 30, 2010	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$96,576	$86,036
Restricted cash	8,993	12,546
Accounts and notes receivable, net	22,444	25,463
Inventories	3,586	3,674
Prepaid expenses and other	6,021	6,209

Total current assets	137,620	133,928
Noncurrent restricted cash	9,465	9,685
Notes receivable, net	8,910	8,824
Property, equipment and capital leases	757,443	756,478
Less accumulated depreciation and amortization	(275,538)	(267,214)

Property, equipment and capital leases, net	481,905	489,264

Goodwill	81,496	82,089
Other intangibles, net	4,391	4,710
Debt origination costs, net	5,352	6,176
Other assets, net	2,601	2,644

Total assets	$731,740	$737,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,558	$11,772
Deposits from franchisees	3,530	3,299
Accrued liabilities	29,764	33,332
Income taxes payable	6,371	5,072
Current maturities of long-term debt and capital leases	131,939	65,133

Total current liabilities	185,162	118,608
Obligations under capital leases due after one year	32,035	32,872
Long-term debt due after one year	449,872	529,872
Deferred income taxes	14,888	14,981
Other noncurrent liabilities	18,198	18,421

Total non-current liabilities	514,993	596,146
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,313 shares issued (118,313 shares issued at August 31, 2010)	1,183	1,183
Paid-in capital	226,038	224,453
Retained earnings	677,680	670,488
Accumulated other comprehensive loss	(733)	(843)

	904,168	895,281
Treasury stock, at cost; 56,670 common shares (56,676 shares at August 31, 2010)	(872,844)	(872,937)

Total Sonic Corp. stockholders’ equity	31,324	22,344
Noncontrolling interests	261	222

Total stockholders’ equity	31,585	22,566

Total liabilities and stockholders’ equity	$731,740	$737,320

The accompanying notes are an integral part of the consolidated financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended November 30,
	2010	2009
Revenues:

Company-owned Drive-In sales	$97,274	$103,584
Franchise Drive-Ins:
Franchise royalties	29,012	29,450
Franchise fees	369	692
Lease revenue	1,367	1,575
Other	1,124	1,180

	129,146	136,481
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	26,999	28,671
Payroll and other employee benefits	35,320	34,969
Other operating expenses, exclusive of depreciation and amortization included below	22,406	24,322

	84,725	87,962
Selling, general and administrative	16,281	16,132
Depreciation and amortization	10,300	10,666
Provision for impairment of long-lived assets	88	—

	111,394	114,760

Other operating income, net	277	18

Income from operations	18,029	21,739

Interest expense	8,282	9,804
Interest income	(203)	(284)

Net interest expense	8,079	9,520

Income before income taxes	9,950	12,219
Provision for income taxes	2,471	3,877

Net income - including noncontrolling interests	7,479	8,342
Net income - noncontrolling interests	237	2,112

Net income - attributable to Sonic Corp.	$7,242	$6,230

Basic income per share	$0.12	$0.10

Diluted income per share	$0.12	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended November 30,
	2010	2009
Cash flows from operating activities:
Net income - including noncontrolling interests	$7,479	$8,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,300	10,666
Stock-based compensation expense	1,578	1,924
Amortization of debt costs to interest expense	824	1,049
Noncontrolling interests	(237)	(2,112)
Provision for impairment of long-lived assets	88	—
Other	(729)	(806)
Decrease in operating assets:
Restricted cash	2,136	4,676
Accounts receivable and other assets	3,306	3,083
Increase (decrease) in operating liabilities:
Accounts payable	2,361	1,567
Deposits from franchisees	153	(140)
Accrued and other liabilities	(3,436)	(3,398)
Income taxes	1,299	(5,407)

Total adjustments	17,643	11,102

Net cash provided by operating activities	25,122	19,444

Cash flows from investing activities:
Purchases of property and equipment	(4,275)	(3,158)
Proceeds from disposition of assets	1,643	8,961
Other	393	224

Net cash (used in) provided by investing activities	(2,239)	6,027

Cash flows from financing activities:
Payments on and purchases of debt	(13,162)	(15,566)
Restricted cash for securitization obligations	1,637	1,531
Proceeds from exercise of stock options	43	63
Proceeds from sale of noncontrolling interests	40	254
Purchases of noncontrolling interests	(33)	(1,818)
Other	(868)	(778)

Net cash used in financing activities	(12,343)	(16,314)

Net increase in cash and cash equivalents	10,540	9,157
Cash and cash equivalents at beginning of period	86,036	137,597

Cash and cash equivalents at end of period	$96,576	$146,754

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity(Deficit)
	Common Stock
	Shares	Amount
	(Amounts in thousands)
Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566
Comprehensive income:
Net income	—	—	—	7,242	—	—	237	7,479
Net change in deferred hedging losses, net of tax of $68	—	—	—	—	110	—	—	110

Total comprehensive income, net of income taxes								7,589
Purchases of noncontrolling interests in Company-owned Drive-Ins	—	—	—	—	—	—	—	—
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	—	—	1	—	—	—	—	1
Changes to noncontrolling interests	—	—	—	—	—	—	(198)	(198)
Stock-based compensation expense	—	—	1,578	—	—	—	—	1,578
Deferred tax benefit from stock-based compensation	—	—	6	—	—	—	—	6
Exercise of stock options	—	—	—	(50)	—	93	—	43

Balance at November 30, 2010	118,313	$1,183	$226,038	$677,680	$(733)	$(872,844)	$261	$31,585

Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$(1,500)	$(873,080)	$1,916	$(2,352)
Comprehensive income:
Net income	—	—	—	6,230	—	—	2,112	8,342
Net change in deferred hedging losses, net of tax of $87	—	—	—	—	141	—	—	141

Total comprehensive income, net of income taxes								8,483
Purchases of noncontrolling interests in Company-owned Drive-Ins	—	—	(1,145)	—	—	—	—	(1,145)
Proceeds from sale of noncontrolling interests in Company-owned Drive-Ins	—	—	408	—	—	—	—	408
Changes to noncontrolling interests	—	—	—	—	—	—	(2,159)	(2,159)
Stock-based compensation expense	—	—	1,924	—	—	—	—	1,924
Deferred tax shortfall from stock-based compensation	—	—	(9)	—	—	—	—	(9)
Exercise of stock options	10	—	62	—	—	—	—	62

Balance at November 30, 2009	117,791	$1,178	$220,976	$655,628	$(1,359)	$(873,080)	$1,869	$5,212

The accompanying notes are an integral part of these financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”). In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2010. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its Company-owned Drive-Ins. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

The Company buys and sells Company-owned Drive-Ins as a part of its ongoing business operations. Gains and losses derived from these transactions have historically been reported net in other revenues on the Consolidated Statements of Income. Beginning in the third quarter of fiscal year 2010, the Company reported these net gains and losses in other operating income. The Company has reclassified amounts previously reported in prior fiscal periods to conform to the current presentation.

The Company has historically classified bonuses related to management at Company-owned Drive-Ins as a component of other operating expenses within costs and expenses for Company-owned Drive-Ins on the Consolidated Statements of Income. Beginning in the fourth quarter of fiscal year 2010, the Company reported these amounts in payroll and other employee benefits. The Company has reclassified amounts previously reported in prior fiscal periods to conform to the current presentation.

2. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended November 30,
	2010	2009
Numerator:
Net income – attributable to Sonic Corp.	$7,242	$6,230
Denominator:
Weighted average common shares outstanding – basic	61,639	61,086
Effect of dilutive employee stock options and unvested restricted stock units	114	329

Weighted average common shares – diluted	61,753	61,415

Net income per common share – basic	$0.12	$0.10

Net income per common share – diluted	$0.12	$0.10

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

For the three months ended November 30, 2010 and 2009, there were approximately 7,000 and 6,800 stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been anti-dilutive.

3. Income Taxes

As of November 30, 2010, the Company had $4,555 of unrecognized tax benefits, including $892 of interest and penalties. During the first quarter of fiscal year 2011, the liability for unrecognized tax benefits decreased by $1,073. The majority of the change was due to the settlement of a state tax audit which resulted in a decrease to state unrecognized tax positions from prior years. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $2,818 of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $277 to a decrease of $2,710 depending on the timing and terms of the examination resolutions.

After the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation,” noncontrolling interests are presented pre-tax as “net income-noncontrolling interests” on the consolidated statements of income and no longer as a component of operating income. This presentation gives the appearance of a lower effective tax rate than the Company’s actual effective tax rate. The following table reconciles the difference in the effective tax rate as a result of this presentation:

	Three months ended November 30, 2010	Three months ended November 30, 2009
Effective tax rate (including income from noncontrolling interests)	24.8%	31.7%
Book income attributable to noncontrolling interests	0.6	6.7

Effective tax rate (excluding income from noncontrolling interests)	25.4%	38.4%

4. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company assesses the recoverability of its Company-owned Drive-Ins by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company-owned Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists, the carrying value of the asset is written down to fair value. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

assets acquired and liabilities assumed. Under the provisions of ASC Topic 350 – “Intangibles – Goodwill and Other,” goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment arise. In assessing the recoverability of goodwill, the Company estimates the fair value of its reporting units, Company-owned Drive-Ins and Franchise Operations, using a discounted cash flow analysis and a market multiple approach. These valuation methods incorporate significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. In addition, the market multiple approach includes significant assumptions such as the use of recent historical market multiples to estimate future market pricing. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, the Company’s cost of capital and its ability to identify buyers in the market. There are inherent uncertainties related to these factors and management’s judgment in applying them. As of November 30, 2010, the Company had $81.5 million of goodwill, of which $75.5 million was attributable to the Company-owned Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

5. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement provides that Sonic will guarantee at least $250 of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3,750. As of November 30, 2010, the total amount guaranteed under the FFCC agreement was $543. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. At this time, the Company has no reason to anticipate any material defaults under this program. The Company’s liability for this guarantee, which is based on fair value, was $205 as of November 30, 2010.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5,000. As of November 30, 2010, the total amount guaranteed under the GEC agreement was $0.8 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not recorded a liability for guarantees under the program. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. At this time, the Company has no reason to anticipate any material defaults under this program.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Company-owned Drive-In operations that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2010, the amount remaining under the guaranteed lease obligations for which no liability has been provided totaled $10,283. At this time, the Company has no reason to anticipate any material defaults under the foregoing leases; therefore, no liability has been provided as of November 30, 2010. In addition, capital lease obligations totaling $929 are still reflected as liabilities as of November 30, 2010 for operations sold to franchisees. At this time, the Company also has no reason to anticipate any material defaults under these leases.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

6. Debt

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the first fiscal quarter of 2011. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

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

7. Comprehensive Income

The components of comprehensive income, net of income tax, are as follows:

	Three months ended November 30,
	2010	2009
Net income - attributable to Sonic Corp.	$7,242	$6,230
Net income - noncontrolling interests(1)	237	2,112
Change in deferred hedging loss, net of tax(2)	110	141

Total comprehensive income	$7,589	$8,483

(1)	See the Operating Expenses section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the decline in Net income – noncontrolling interests.
(2)	Change in deferred hedging loss is recorded net of tax of $0.1 million for both the three months ending November 30, 2010 and 2009.

8. Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the FASB:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$96,576	$—	$—	$96,576
Restricted cash (current)	8,993	—	—	8,993
Restricted cash (noncurrent)	9,465	—	—	9,465

Total	$115,034	$—	$—	$115,034

At November 30, 2010 the fair value of the Company’s fixed rate notes was estimated to approximate their carrying value of $390.7 million (including accrued interest). The fair value of the Company’s variable funding notes at November 30, 2010 was estimated at $171 million versus a carrying value of $187.3 million (including accrued interest).

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$86,036	$—	$—	$86,036
Restricted cash (current)	12,546	—	—	12,546
Restricted cash (noncurrent)	9,685	—	—	9,685

Total	$108,267	$—	$—	$108,267

At August 31, 2010 the fair value of the Company’s fixed rate notes was estimated at $388 million versus a carrying value of carrying value of $404.0 million (including accrued interest). The fair value of the Company’s variable funding notes at August 31, 2010 was estimated at $164 million versus a carrying value of $187.3 million (including accrued interest).

9. Segment Information

ASC Topic 280 – “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended November 30,
	2010	2009
Revenues:
Company-owned Drive-Ins	$97,274	$103,584
Franchise Operations	29,381	30,142
Unallocated revenues	2,491	2,755

	$129,146	$136,481

Income from Operations:
Company-owned Drive-Ins	$12,549	$15,622
Franchise Operations	29,381	30,142
Unallocated income	2,768	2,773
Unallocated expenses:
Selling, general and administrative	(16,281)	(16,132)
Depreciation and amortization	(10,300)	(10,666)
Provision for impairment of long-lived assets	(88)	—

	$18,029	$21,739

10. Subsequent Event

On December 16, 2010, the Company repurchased $62.5 million of its Class A-1 variable funding notes in a privately negotiated transaction. After the completion of this transaction, $12.5 million of the unfunded portion of the facility was terminated, resulting in an outstanding balance of $124.5 million, with $0.5 million available for funding. The Company expects to recognize a gain of approximately $5 million on the extinguishment of the notes during the second fiscal quarter of 2011. Following this transaction, the Company’s total outstanding debt was approximately $520 million, and Sonic had $30 million to $40 million of unrestricted cash available for general corporate uses. As a result of the repurchase, the Company anticipates saving interest expense of approximately $1 million annually. The Company has reclassified the $62.5 million notes that were repurchased from “long-term debt due after one year” to “current maturities of long-term debt and capital leases” on its condensed consolidated balance sheet at November 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales for the quarter ended November 30, 2010 reflected continued weak consumer sentiment accompanying the general business recession. However, trends showed signs of improvement as system-wide same-store sales declined 2.4% during the quarter as compared to a decline of 6.4% in the fourth quarter of fiscal year 2010 and a decline of 6.5% in the first quarter of fiscal year 2010. In addition, same-store sales at Company-owned Drive-Ins declined 1.9% for the quarter as compared to a decline of 6.1% in the fourth quarter of fiscal year 2010 and a decline of 9.1% in the first quarter of fiscal year 2010. We believe these results show the initiatives implemented in fiscal year 2010, including a greater emphasis on personalized service with skating Carhops and the introduction of premium quality ingredients and products, are beginning to gain traction.

Revenues declined 5.4% to $129.1 million for the first quarter of fiscal year 2011 from $136.5 million for the same period last year. This decrease was primarily attributable to the impact of refranchising 16 Company-owned Drive-Ins in the second quarter of fiscal year 2010 and, to a lesser extent, same-store sales declines at Company-owned and Franchise Drive-Ins. Margins at Company-owned Drive-Ins, adjusted for noncontrolling interests, remained steady while net interest expense declined $1.4 million or 15.1% as a result of debt repurchases and scheduled principal repayments since the first quarter of fiscal year 2010. Net income was $7.2 million or $0.12 per diluted share for the first quarter of fiscal year 2011 versus $6.2 million or $0.10 per diluted share for the same period last year. Excluding a tax benefit of $0.02 per diluted share recognized during the quarter relating to the favorable settlement of state tax matters, net income and dilutive earnings per share remained relatively flat quarter over quarter.

The following table provides information regarding the number of Company-owned Drive-Ins and Franchise Drive-Ins operating as of the end of the periods indicated as well as the system-wide change in sales and average unit volume. System-wide information includes both Company-owned Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System-wide Performance

($ in thousands)

	Three months ended November 30,
	2010	2009
Percentage increase (decrease) in sales	(1.8%)	(2.3%)
System-wide drive-ins in operation (1):
Total at beginning of period	3,572	3,544
Opened	9	25
Closed (net of re-openings)	(23)	(9)

Total at end of period	3,558	3,560

Average sales per drive-in:	245	250

Change in same-store sales (2):	(2.4%)	(6.5%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales decreased during the first quarter as a result of a decline in average check and, to a lesser extent, a decrease in traffic (number of transactions per drive-in). The decrease in average check is consistent with an industry trend of consumers purchasing fewer items per transaction and purchasing lower-priced items. The Company implemented a number of initiatives in fiscal year 2010 designed to provide a unique and high quality customer service experience with the goal of improving same-store sales by driving both traffic and average check. These initiatives include focusing on customer service, offering differentiated high quality food and drink products, a new value strategy, new commercials and implementation of a new media strategy. System-wide same-store sales decreased by 2.4% during the first quarter of fiscal year 2011, an improving trend as compared to a decrease of 6.5% for the same period last year, which we believe is directly attributable to these initiatives. During the first quarter of fiscal year 2011, 23 lower-volume stores were closed. We believe these closures combined with financial restructuring activities will put the affected franchisees in a stronger financial position and allow them to focus on improving same-store sales for existing stores. As part of our ongoing operations we will continue to evaluate our lower performing stores.

The following table provides information regarding drive-in development across the system.

	Three months ended November 30,
	2010	2009
New drive-ins:
Company-owned	—	3
Franchise	9	22

System-wide	9	25

Rebuilds/relocations:
Company-owned	1	—
Franchise	3	5

System-wide	4	5

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

	Revenues ($ in thousands)
	Three months ended			Percent
	November 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Company-owned Drive-In sales	$97,274	$103,584	$(6,310)	(6.1%)
Franchise revenues:
Franchise royalties	29,012	29,450	(438)	(1.5%)
Franchise fees	369	692	(323)	(46.7%)
Lease revenue	1,367	1,575	(208)	(13.2%)
Other	1,124	1,180	(56)	(4.7%)

Total revenues	$129,146	$136,481	$(7,335)	(5.4%)

The following table reflects the changes in Company-owned Drive-In sales and comparable drive-in sales. It also presents information about average unit volumes and the number of Company-owned Drive-Ins, which is useful in analyzing the growth of Company-owned Drive-In sales.

Company-owned Drive-In Sales

($ in thousands)

	Three months ended November 30,
	2010	2009
Company-owned Drive-In sales	$97,274	$103,584
Percentage increase (decrease)	(6.1%)	(32.3%)

Company-owned Drive-Ins in operation (1):
Total at beginning of period	455	475
Opened	—	3
Acquired from (sold to) franchisees	(2)	—
Closed	(1)	(2)

Total at end of period	452	476

Average sales per drive-in	$216	$218
Percentage increase (decrease)	(0.9%)	(3.5%)

Change in same-store sales (2)	(1.9%)	(9.1%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Company-owned Drive-In sales decreased $6.3 million, or 6.1%, to $97.3 million for the first quarter of fiscal year 2011 from $103.6 million for the same period last year. Approximately $4.7 million of this decrease was attributable to Company-owned Drive-Ins that were sold or closed since the first quarter of fiscal year 2010. We had 24 fewer Company-owned Drive-Ins at the end of our first fiscal quarter 2011 as compared to the same period last year primarily due to the refranchising of 16 Company-owned Drive-Ins discussed earlier. Additionally, $1.9 million of the decrease in Company-owned Drive-In sales related to same-store sales decreases for existing drive-ins, partially offset by an increase of $0.3 million in sales from new stores. In addition to implementation of system-wide initiatives in fiscal year 2010, we restructured management of our Company-owned Drive-In operations to reduce excess management layers, revised the compensation program at the drive-in level, and implemented a customer service initiative to improve sales and profits. During the first quarter of fiscal year 2011, sales at Company-owned Drive-Ins outperformed Franchise Drives-Ins. Same-store sales for Company-owned Drive-Ins decreased 1.9% for the first quarter of fiscal year 2011, an improving trend as compared to a decrease of 9.1% for the same period in the prior year, which we attribute to the initiatives we have implemented. These efforts are expected to have a continued positive impact on Company-owned Drive-In sales going forward.

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

Franchise Information

($ in thousands)

	Three months ended November 30,
	2010	2009
Franchise fees and royalties (1)	$29,381	$30,142
Percentage increases (decrease)	(2.5%)	(0.3%)

Franchise Drive-Ins in operation: (2)
Total at beginning of period	3,117	3,069
Opened	9	22
Acquired from (sold to) company	2	—
Closed	(22)	(7)

Total at end of period	3,106	3,084

Franchise Drive-In sales	$776,598	$786,344

Percentage change	(1.2%)	3.8%

Effective royalty rate	3.74%	3.75%

Average sales per Franchise Drive-In	249	255

Change in same-store sales (3)	(2.5%)	(6.0%)

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2010.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Franchise royalties decreased $0.5 million, or 1.5%, to $29.0 million for the first quarter of fiscal year 2011 from $29.5 million for the same period last year. A decline in same-store sales combined with a lower effective royalty rate resulted in a decrease in royalties of $0.7 million, which was partially offset by $0.2 million in incremental royalties from newly constructed and refranchised drive-ins.

Franchise fees decreased $0.3 million, or 46.7%, to $0.4 million for the first quarter of fiscal year 2011 from $0.7 million for the same period last year. The decline primarily resulted from fewer Franchise Drive-In openings during the first quarter of fiscal year 2011 as compared to the same period last year.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company-owned Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses. Noncontrolling interests of Company-owned Drive-Ins are no longer included as part of cost of sales in the consolidated income statement. We have included noncontrolling interests for comparative purposes in the table below because we believe it is helpful in understanding the impact our new partner compensation program, which was implemented in the third quarter of fiscal year 2010, had on Company-owned Drive-In margins.

Restaurant-Level Margins

	Three months ended November 30,		Percentage points Increase
	2010	2009	(Decrease)
Costs and expenses(1):
Company-owned Drive-Ins:
Food and packaging	27.8%	27.7%	0.1
Payroll and other employee benefits	36.3	33.7	2.6
Other operating expenses	23.0	23.5	(0.5)

Cost of sales, as reported	87.1%	84.9%	2.2

Noncontrolling interests	0.2%	2.0%	(1.8)

Pro forma cost of sales, including noncontrolling interests	87.3%	86.9%	0.4

(1)	Calculated as a percentage of Company-owned Drive-In Sales.

Restaurant-level operating costs increased overall for the first fiscal quarter 2011 as compared to the same period in 2010. This increase primarily resulted from higher labor costs driven by increased compensation costs associated with our new partner compensation program which was effective April 1, 2010, combined with the de-leveraging of lower same-store sales. As a result of our new compensation program introduced as an alternative to traditional ownership, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. In addition, manager and supervisor bonuses have been reclassified from other operating expenses to payroll and other employee benefits.

Selling, General and Administrative (“SG&A”). SG&A expenses remained relatively flat increasing by 0.9% to $16.3 million for the first quarter of fiscal year 2011 from $16.1 million for the same period in fiscal year 2010.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million, or 3.4%, to $10.3 million for the first quarter of fiscal year 2011 from $10.7 million for the same period in fiscal year 2010. This decrease was primarily attributable to the refranchising of 16 Company-owned Drive-Ins in fiscal year 2010. Capital expenditures during the first three months of fiscal year 2011 were $4.3 million.

Interest Expense, Net. Net interest expense decreased $1.4 million, or 15.1%, to $8.1 million for the first quarter of fiscal year 2011 from $9.5 million for the same period in fiscal year 2010. This decrease was primarily attributable to the $58.0 million debt buy-back that occurred during the third quarter of fiscal 2010, as well as the scheduled principal payments of $51.7 million made since the first quarter of fiscal year 2010. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes reflects an effective tax rate of 25.4% for the first quarter of fiscal year 2011 as compared to 38.4% for the same period in 2010. This decrease was primarily attributable to a decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the quarter. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change. For further discussion see note 3 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Income - Noncontrolling Interests. As a result of the change to our new compensation program for Company-owned Drive-Ins, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. Primarily due to this change, net income - noncontrolling interests decreased $1.9 million, or 88.8%, to $0.2 million for the first quarter of fiscal year 2011 from $2.1 million for the same period in fiscal year 2010.

Financial Position

Total assets decreased $5.6 million, or 0.8%, to $731.7 million during the first quarter of fiscal year 2011 from $737.3 million at the end of fiscal year 2010. This decrease was primarily the result of an $8.3 million reduction of net property, equipment and capital leases resulting from depreciation during the quarter, which was partially offset by a $6.8 million increase in cash.

Total liabilities decreased $14.6 million, or 2.0%, to $700.2 million during the first quarter of fiscal year 2011 from $714.8 million at the end of fiscal year 2010. This decrease was primarily the result of scheduled principal repayments of $13.2 million during the quarter. The Company has reclassified $62.5 million of notes that were repurchased subsequent to the end of the first quarter from “long-term debt due after one year” to “current maturities of long-term debt and capital leases” on its condensed consolidated balance sheet at November 30, 2010. See the “Liquidity and Sources of Capital” section below for additional information on this repurchase.

Total stockholders’ equity increased $9.0 million, or 40.0%, to $31.6 million during the first quarter of fiscal year 2011 from $22.6 million at the end of fiscal year 2010. This increase was largely attributable to current year earnings.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $5.7 million to $25.1 million for the first three months of fiscal year 2011 as compared to $19.4 million for the same period in fiscal year 2010. This increase primarily resulted from a reduction in income tax payments in the first quarter of fiscal year 2011 as compared to the same period in the prior year.

Investing Cash Flows. Cash used in investing activities was $2.2 million for the first three months of fiscal year 2011 compared to cash provided by investing activities of $6.0 million for the same period in fiscal year 2010. The $8.2 million decrease primarily relates to a $7.3 million decrease of proceeds from the disposition of assets that were sold in fiscal year 2009 and became unrestricted in the first quarter of fiscal year 2010. The following table sets forth the components of our investments in capital additions for the first three months of fiscal year 2011 (in millions):

Replacement equipment for existing drive-ins and other	$2.7
Rebuilds, relocations and remodels of existing drive-ins	1.4
New Company-owned Drive-Ins, including drive-ins under construction	0.2

Total investing cash flows for capital additions	$4.3

Financing Cash Flows. Net cash used in financing activities decreased $4.0 million to $12.3 million for the first three months of fiscal year 2011 from $16.3 million for the same period in fiscal year 2010. The decrease primarily relates to a $2.4 million decrease of payments on and purchases of debt as a result of a reduction of short-term bank advances that occurred during the first quarter of fiscal year 2010, partially offset by incremental principal payments during the first quarter of fiscal year 2011. Additionally, $1.8 million of the decrease in cash used in financing activities was attributable to a decrease in purchases of noncontrolling interests as our new partner compensation program was completed April 1, 2010.

At November 30, 2010, the Company had a securitized financing facility of Class A-1 variable funding notes that provided for the issuance of up to $200.0 million in borrowings and certain other credit instruments, including letters of credit. Our outstanding balance under the variable funding notes totaled $187.3 million with an effective borrowing rate of 1.9% at November 30, 2010.

During the first quarter of fiscal year 2011, the credit rating for the Company’s variable and fixed rate notes was downgraded by Standard & Poor’s. As a result of the downgrade, effective October 19, 2010, the Company is required to pay an additional 0.5% premium to the insurer that guarantees payment of the debt. The Company anticipates an increase in interest expense ranging from $2.5 million to $3.0 million annually, as a result of the downgrade. See note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for additional information regarding our long-term debt.

Subsequent to the end of the first quarter, on December 16, 2010, the Company repurchased $62.5 million of its Class A-1 variable funding notes in a privately negotiated transaction. After the completion of this transaction, $12.5 million of the unfunded portion of the facility was terminated, resulting in an outstanding balance of $124.5 million, with $0.5 million available for funding. The Company expects to recognize a gain of approximately $5 million on the extinguishment of the notes during the second fiscal quarter of 2011. Following this transaction, the Company’s total outstanding debt was approximately $520 million, and Sonic had $30 million to $40 million of unrestricted cash available for general corporate uses. The Company anticipates saving interest expense of approximately $1 million annually as a result of the repurchase and is scheduled to make principal payments on its fixed rate notes of approximately $50 million over the remainder of fiscal year 2011. The Company has reclassified the $62.5 million notes that were repurchased from “long-term debt due after one year” to “current maturities of long-term debt and capital leases” on its condensed consolidated balance sheet at November 30, 2010. There have been no significant changes in our contractual obligations since August 31, 2010 except as described above relating to our note repurchase.

We plan capital expenditures of approximately $20 to $25 million in fiscal year 2011. These capital expenditures primarily relate to the retrofit of existing Company-owned Drive-Ins and other drive-in level expenditures, technology infrastructure expenditures and the development of additional Company-owned Drive-Ins. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of November 30, 2010, our total cash balance of $115.0 million ($96.6 million of unrestricted and $18.4 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activity, refranchising and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

Interest Rate Risk. Our exposure to interest rate risk at November 30, 2010 is primarily based on the fixed rate notes with an effective rate of 6.2%, before amortization of debt-related costs. At November 30, 2010, the fair value of the fixed rate notes was estimated to approximate their carrying value of $390.7 million (including accrued interest). Management used market information available for public debt transactions for companies with ratings that are at or below our ratings (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease or increase by approximately $6.5 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.

The variable funding notes outstanding at November 30, 2010 totaled $187.3 million, with a variable rate of 1.9%. The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.9 million before tax. At November 30, 2010, the fair value of the variable funding notes was estimated at $171.0 million, or a discount of 8.7%, versus a carrying value of $187.3 million (including accrued interest) which is supported by our December 16, 2010 debt repurchase described above under “Liquidity and Sources of Capital.” The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market. Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease or increase by approximately $3.5 million, respectively. The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.

As a result of the downgrade of our credit rating during the quarter described above under “Liquidity and Sources of Capital,” the Company anticipates an increase in interest expense ranging from $2.5 million to $3.0 million annually.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

Item 1A. Risk Factors

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the first fiscal quarter of 2011. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits.
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on January 7, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at November 30, 2010 and August 31, 2010, (ii) the condensed consolidated statements of income for the three months ended November 30, 2010 and 2009, (iii) the condensed consolidated statements of cash flows for the three months ended November 30, 2010 and 2009, (iv) the consolidated statements of stockholders’ equity (deficit) at November 30, 2010 and 2009, and (v) the notes to condensed consolidated financial statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: January 7, 2011

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on January 7, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at November 30, 2010 and August 31, 2010, (ii) the condensed consolidated statements of income for the three months ended November 30, 2010 and 2009, (iii) the condensed consolidated statements of cash flows for the three months ended November 30, 2010 and 2009, (iv) the consolidated statements of stockholders’ equity (deficit) at November 30, 2010 and 2009, and (v) the notes to condensed consolidated financial statements.(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.