Form 10-Q
period 2011-02-28
SONIC CORP
filed 2011-04-08
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 4, 2011, approximately 61,800,876 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	February 28, 2011	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,678	$86,036
Restricted cash	8,358	12,546
Accounts and notes receivable, net	25,756	25,463
Inventories	3,452	3,674
Prepaid expenses and other	4,998	6,209

Total current assets	72,242	133,928
Noncurrent restricted cash	7,348	9,685
Notes receivable, net	9,608	8,824
Property, equipment and capital leases	758,462	756,478
Less accumulated depreciation and amortization	(282,781)	(267,214)

Property, equipment and capital leases, net	475,681	489,264

Goodwill	81,197	82,089
Other intangibles, net	4,298	4,710
Debt origination costs, net	4,554	6,176
Other assets, net	3,092	2,644

Total assets	$658,020	$737,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,743	$11,772
Deposits from franchisees	3,297	3,299
Accrued liabilities	31,292	33,332
Income taxes payable	4,216	5,072
Current maturities of long-term debt and capital leases	73,175	65,133

Total current liabilities	122,723	118,608
Obligations under capital leases due after one year	31,186	32,872
Long-term debt due after one year	433,475	529,872
Deferred income taxes	15,066	14,981
Other noncurrent liabilities	17,990	18,421

Total non-current liabilities	497,717	596,146
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,313 shares issued at August 31, 2010)	1,183	1,183
Paid-in capital	226,772	224,453
Retained earnings	681,464	670,488
Accumulated other comprehensive loss	(626)	(843)

	908,793	895,281
Treasury stock, at cost; 56,580 common shares (56,676 shares at August 31, 2010)	(871,383)	(872,937)

Total Sonic Corp. stockholders’ equity	37,410	22,344
Noncontrolling interests	170	222

Total stockholders’ equity	37,580	22,566

Total liabilities and stockholders’ equity	$658,020	$737,320

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Revenues:

Company-owned Drive-In sales	$86,435	$86,627	$183,709	$190,211
Franchise Drive-Ins:
Franchise royalties	24,813	24,364	53,825	53,814
Franchise fees	517	390	886	1,082
Lease revenue	1,152	1,246	2,519	2,821
Other	606	702	1,730	1,882

	113,523	113,329	242,669	249,810
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	24,564	23,691	51,563	52,362
Payroll and other employee benefits	32,579	30,744	67,899	65,713
Other operating expenses, exclusive of depreciation and amortization included below	20,810	21,399	43,216	45,721

	77,953	75,834	162,678	163,796
Selling, general and administrative	15,285	17,324	31,566	33,456
Depreciation and amortization	10,367	10,647	20,667	21,313
Provision for impairment of long-lived assets	176	—	264	—

	103,781	103,805	215,175	218,565

Other operating income (expense), net	(2)	(540)	275	(522)

Income from operations	9,740	8,984	27,769	30,723

Interest expense	8,141	9,586	16,423	19,390
Interest income	(149)	(209)	(352)	(493)
Gain from early extinguishment of debt	(5,205)	—	(5,205)	—

Net interest expense	2,787	9,377	10,866	18,897

Income (loss) before income taxes	6,953	(393)	16,903	11,826
Provision (benefit) for income taxes	2,466	(789)	4,937	3,088

Net income - including noncontrolling interests	4,487	396	11,966	8,738
Net income - noncontrolling interests	139	1,038	376	3,150

Net income (loss) - attributable to Sonic Corp.	$4,348	$(642)	$11,590	$5,588

Basic income (loss) per share	$0.07	$(0.01)	$0.19	$0.09

Diluted income (loss) per share	$0.07	$(0.01)	$0.19	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended February 28,
	2011	2010
Cash flows from operating activities:
Net income - including noncontrolling interests	$11,966	$8,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,667	21,313
Stock-based compensation expense	3,130	3,894
Gain from early extinguishment of debt	(5,205)	—
Amortization of debt costs to interest expense	1,625	2,076
Noncontrolling interests	(376)	(3,150)
Provision for impairment of long-lived assets	264	—
Other	(836)	(645)
Decrease in operating assets:
Restricted cash	2,443	6,786
Accounts receivable and other assets	54	990
Increase (decrease) in operating liabilities:
Accounts payable	(87)	(2,002)
Deposits from franchisees	(385)	(475)
Accrued and other liabilities	(1,543)	(5,195)
Income taxes	(4,202)	(14,069)

Total adjustments	15,549	9,523

Net cash provided by operating activities	27,515	18,261

Cash flows from investing activities:
Purchases of property and equipment	(9,550)	(12,848)
Proceeds from disposition of assets	2,060	12,845
Decrease in notes receivable	4,272	1,148
Other	(393)	72

Net cash (used in) provided by investing activities	(3,611)	1,217

Cash flows from financing activities:
Payments on and purchases of debt	(82,847)	(21,731)
Restricted cash for securitization obligations	4,082	1,501
Proceeds from exercise of stock options	347	371
Proceeds from sale of noncontrolling interests	40	414
Purchases of noncontrolling interests	(168)	(2,761)
Other	(1,716)	(5,419)

Net cash used in financing activities	(80,262)	(27,625)

Net decrease in cash and cash equivalents	(56,358)	(8,147)
Cash and cash equivalents at beginning of period	86,036	137,597

Cash and cash equivalents at end of period	$29,678	$129,450

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive Loss	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Earnings		Stock	Interests	Equity
	(Amounts in thousands)
Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566
Comprehensive income:
Net income	—	—	—	11,590	—	—	376	11,966
Net change in deferred hedging losses, net of tax of $134	—	—	—	—	217	—	—	217

Total comprehensive income, net of income taxes								12,183
Changes to noncontrolling interests	—	—	(58)	—	—	—	(428)	(486)
Stock-based compensation expense	—	—	3,130	—	—	—	—	3,130
Exercise of stock options and issuance of restricted stock	(4)	—	(711)	(600)	—	1,658	—	347
Shares redeemed for employee tax withholdings	—	—	—	—	—	(141)	—	(141)
Other	—	—	(42)	(14)	—	37	—	(19)

Balance at February 28, 2011	118,309	$1,183	$226,772	$681,464	$(626)	$(871,383)	$170	$37,580

The accompanying notes are an integral part of these financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company). In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2010 and the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2010 filed with the SEC on January 7, 2011. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period. The second fiscal quarter is typically the most volatile for the Company due to seasonality and weather.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

2. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Numerator:
Net income (loss) – attributable to Sonic Corp.	$4,348	$(642)	$11,590	$5,588
Denominator:
Weighted average common shares outstanding – basic	61,687	61,146	61,663	61,116
Effect of dilutive employee stock options and unvested restricted stock units	178	239	146	284

Weighted average common shares – diluted	61,865	61,385	61,809	61,400

Net income (loss) per common share – basic	$0.07	$(0.01)	$0.19	$0.09

Net income (loss) per common share – diluted	$0.07	$(0.01)	$0.19	$0.09

For the three months ended February 28, 2011 and 2010, there were approximately 6,400 and 7,400 anti-dilutive securities, respectively. Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive. For the six months ended February 28, 2011 and 2010, there were approximately 6,700 and 7,100 anti-dilutive securities, respectively.

3. Income Taxes

As of February 28, 2011, the Company had $4,566 of unrecognized tax benefits, including $771 of interest and penalties. During the first half of fiscal year 2011, the liability for unrecognized tax benefits decreased by $1,063. The majority of the change was due to the settlement of a state tax audit in the first quarter of fiscal year 2011, which resulted in a decrease to state unrecognized tax positions from prior years. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $2,829 of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $485 to a decrease of $3,268 depending on the timing and terms of the examination resolutions.

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

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Effective tax rate (including income from noncontrolling interests) (1)	35.5%	200.8%	29.2%	26.1%
Book income attributable to noncontrolling interests(1)	0.7	(145.7)	0.7	9.5

Effective tax rate (excluding income from noncontrolling interests) (1)	36.2%	55.1%	29.9%	35.6%

(1)	See the Operating Expenses section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the changes in noncontrolling interests and our effective tax rate.

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of ASC Topic 350 – “Intangibles – Goodwill and Other,” goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment arise. In assessing the recoverability of goodwill, the Company estimates the fair value of its reporting units, Company-owned Drive-Ins and Franchise Operations, using a discounted cash flow analysis and a market multiple approach. These valuation methods incorporate significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. In addition, the market multiple approach includes significant assumptions such as the use of recent historical market multiples to estimate future market pricing. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, the Company’s cost of capital and its ability to identify buyers in the market. There are inherent uncertainties related to these factors and management’s judgment in applying them. As of February 28, 2011, the Company had $81.2 million of goodwill, of which $75.2 million was attributable to the Company-owned Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

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

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement provides that Sonic will guarantee at least $0.3 million of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3.8 million. As of February 28, 2011, the total amount guaranteed under the FFCC agreement was $0.5 million. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. At this time, the Company does not anticipate making any material guarantee payments under this program. The Company’s liability for this guarantee, which is based on fair value, was $0.2 million as of February 28, 2011.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of February 28, 2011, the total amount guaranteed under the GEC agreement was $0.7 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not recorded a liability for guarantees under the program. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. At this time, the Company does not anticipate making any material guarantee payments under this program.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Company-owned Drive-In operations that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2011, the amount remaining under the guaranteed lease obligations for which no liability has been provided totaled $10.1 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided as of February 28, 2011. In addition, capital lease obligations totaling $0.9 million are still reflected as liabilities as of February 28, 2011 for operations sold to franchisees. At this time, the Company also does not anticipate any material defaults under these leases.

6. Debt

At February 28, 2011, the Company had a securitized financing facility of Class A-1 variable funding notes that provided for the issuance of up to $125.0 million in borrowings and certain other credit instruments, including letters of credit. As of February 28, 2011, the outstanding balance under the variable funding notes totaled $124.8 million with an effective borrowing rate of 1.8%. The borrowing capacity under this facility was $0.2 million at February 28, 2011.

During the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its Class A-1 variable funding notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011.

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the second fiscal quarter of 2011. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

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

7. Comprehensive Income

The components of comprehensive income, net of income tax, are as follows:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Net income (loss) - attributable to Sonic Corp.	$4,348	$(642)	$11,590	$5,588
Net income - noncontrolling interests(1)	139	1,038	376	3,150
Change in deferred hedging loss, net of tax(2)	107	137	217	278

Total comprehensive income	$4,594	$533	$12,183	$9,016

(1)	See the Operating Expenses section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the decline in Net income – noncontrolling interests.
(2)	Change in deferred hedging loss is recorded net of tax of $0.1 million for both the three months ending February 28, 2011 and 2010. For the six months ending February 28, 2011 and 2010 the change is recorded net of tax of $0.1 million and $0.2 million, respectively.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of February 28, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$15,095	$—	$—	$15,095
Restricted cash (current)	8,358	—	—	8,358
Restricted cash (noncurrent)	7,348	—	—	7,348

Total	$30,801	$—	$—	$30,801

At February 28, 2011 the fair value of the Company’s fixed rate notes was estimated at $389.5 million versus a carrying value of $378.1 million (including accrued interest). The fair value of the Company’s variable funding notes at February 28, 2011 was estimated at $115.4 million versus a carrying value of $124.8 million (including accrued interest).

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$74,132	$—	$—	$74,132
Restricted cash (current)	12,546	—	—	12,546
Restricted cash (noncurrent)	9,685	—	—	9,685

Total	$96,363	$—	$—	$96,363

At August 31, 2010 the fair value of the Company’s fixed rate notes was estimated at $388.1 million versus a carrying value of $404.0 million (including accrued interest). The fair value of the Company’s variable funding notes at August 31, 2010 was estimated at $163.6 million versus a carrying value of $187.3 million (including accrued interest).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Revenues:
Company-owned Drive-Ins	$86,435	$86,627	$183,709	$190,211
Franchise Operations	25,330	24,754	54,711	54,896
Unallocated revenues	1,758	1,948	4,249	4,703

	$113,523	$113,329	$242,669	$249,810

Income from Operations:
Company-owned Drive-Ins	$8,482	$10,793	$21,031	$26,415
Franchise Operations	25,330	24,754	54,711	54,896
Unallocated income	1,756	1,408	4,524	4,181
Unallocated expenses:
Selling, general and administrative	(15,285)	(17,324)	(31,566)	(33,456)
Depreciation and amortization	(10,367)	(10,647)	(20,667)	(21,313)
Provision for impairment of long-lived assets	(176)	—	(264)	—

Income from Operations	$9,740	$8,984	$27,769	$30,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales momentum for the second quarter of fiscal year 2011 continued to show signs of improvement, highlighted by positive same-store sales. System-wide same-store sales increased 1.2% during the second quarter and decreased 0.8% during the first six months of fiscal year 2011, an improving trend as compared to declines of 13.2% and 9.7%, respectively, for the same periods last year. Same-store sales at Company-owned Drive-Ins outperformed Franchise Drive-Ins, increasing by 2.2% for the second quarter and remaining flat for the first half of fiscal year 2011 as compared to declines of 14.9% and 11.8%, respectively, for the same periods in 2010. We believe these results reflect the positive impact of the initiatives implemented in fiscal year 2010, including a greater emphasis on personalized service with skating Carhops and the product quality improvements made over the last 18 months. We also believe these results reflect a modestly strengthening economy. The second quarter is typically the most volatile for us due to seasonality and weather. Weather across most major markets was better than the prior year, but worse than a typical winter.

Revenues increased slightly to $113.5 million for the second quarter of fiscal year 2011 from $113.3 million for the same period last year and declined 2.9% to $242.7 million for the first six months of fiscal year 2011 from $249.8 million for the same period last year. The decrease in revenues for the first half of 2011 was primarily attributable to the impact of refranchising 16 Company-owned Drive-Ins in the second quarter of fiscal year 2010 and, to a lesser extent, drive-ins that were closed during or subsequent to the second quarter of fiscal year 2010. Margins at Company-owned Drive-Ins, adjusted for noncontrolling interests, decreased slightly as a result of higher payroll and employee benefits costs and to a lesser extent higher food and packaging costs. Net interest expense declined $6.6 million for the second quarter and $8.0 million for the first six months of fiscal year 2011 as compared to the same periods last year as a result of debt repurchases, scheduled principal repayments and a $5.2 million gain from early extinguishment of debt recognized during the second quarter of fiscal year 2011. Net income was $4.3 million or $0.07 per diluted share for the second quarter of fiscal year 2011 versus a loss of $0.6 million or $0.01 per diluted share for the same period last year. Net income and diluted earnings per share for the first six months of fiscal year 2011 was $11.6 million and $0.19, respectively, as compared to net income of $5.6 million or $0.09 per diluted share for the same period last year. Excluding a one-time tax benefit of $1.1 million in the first quarter of fiscal year 2011 and a $3.3 million after tax gain on the early extinguishment of debt during the second fiscal quarter of 2011, net income and diluted earnings per share for the first six months of fiscal year 2011 were $7.2 million and $0.12, respectively. We believe the exclusion of these items in evaluating the change in net income and diluted earnings per share for the period provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons.

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

System-wide Performance

($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Percentage increase (decrease) in sales	1.5%	(10.2%)	(0.3%)	(6.2%)
System-wide drive-ins in operation (1):
Total at beginning of period	3,558	3,560	3,572	3,544
Opened	5	17	14	42
Closed (net of re-openings)	(8)	(17)	(31)	(26)

Total at end of period	3,555	3,560	3,555	3,560

Average sales per drive-in:	$218	$214	$462	$463
Change in same-store sales (2):	1.2%	(13.2%)	(0.8%)	(9.7%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales continued to improve during the second quarter and first six months of fiscal year 2011 primarily due to an increase in traffic (number of transactions per drive-in) which we believe is largely attributable to the ongoing positive impact of our strategic initiatives as well as a modestly strengthening economy. The Company implemented a number of initiatives in fiscal year 2010 designed to provide a unique and high quality customer service experience with the goal of improving same-store sales by driving both traffic and average check. These initiatives include focusing on customer service and improving the quality of the Company’s differentiated food and drink products. System-wide same-store sales increased 1.2% during the second quarter of fiscal year 2011 and decreased 0.8% during the first half of fiscal year 2011, an improving trend as compared to a decrease of 13.2% and 9.7%, respectively, for the same periods last year. During the first half of fiscal year 2011, 31 lower-volume stores were closed. We believe these closures combined with financial restructuring activities will put the affected franchisees in a stronger financial position and allow them to focus on improving same-store sales for existing stores. As part of our ongoing operations we will continue to evaluate our lower performing stores.

The following table provides information regarding drive-in development across the system.

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
New drive-ins:
Company-owned	—	—	—	3
Franchise	5	17	14	39

System-wide	5	17	14	42

Rebuilds/relocations:
Company-owned	1	—	2	—
Franchise	4	8	7	13

System-wide	5	8	9	13

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

	Revenues ($ in thousands)
	Three months ended February 28,		Increase	Percent Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Company-owned Drive-In sales	$86,435	$86,627	$(192)	(0.2%)
Franchise revenues:
Franchise royalties	24,813	24,364	449	1.8%
Franchise fees	517	390	127	32.6%
Lease revenue	1,152	1,246	(94)	(7.5%)
Other	606	702	(96)	(13.7%)

Total revenues	$113,523	$113,329	$194	0.2%

	Revenues ($ in thousands)
	Six months ended February 28,		Increase	Percent Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Company-owned Drive-In sales	$183,709	$190,211	$(6,502)	(3.4%)
Franchise revenues:
Franchise royalties	53,825	53,814	11	0.0%
Franchise fees	886	1,082	(196)	(18.1%)
Lease revenue	2,519	2,821	(302)	(10.7%)
Other	1,730	1,882	(152)	(8.1%)

Total revenues	$242,669	$249,810	$(7,141)	(2.9%)

The following table reflects the changes in Company-owned Drive-In sales and comparable drive-in sales. It also presents information about average unit volumes and the number of Company-owned Drive-Ins, which is useful in analyzing the growth of Company-owned Drive-In sales.

Company-owned Drive-In Sales

($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Company-owned Drive-In sales	$86,435	$86,627	$183,709	$190,211
Percentage increase (decrease)	(0.2%)	(38.9%)	(3.4%)	(35.5%)

Company-owned Drive-Ins in operation (1):
Total at beginning of period	452	476	455	475
Opened	—	—	—	3
Acquired from (sold to) franchisees	—	(16)	(2)	(16)
Closed (net of re-openings)	(1)	(3)	(2)	(5)

Total at end of period	451	457	451	457

Average sales per drive-in	$193	$186	$409	$404
Percentage increase (decrease)	3.8%	(12.3%)	1.2%	(8.2%)

Change in same-store sales (2)	2.2%	(14.9%)	0.0%	(11.8%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

During the first half of fiscal year 2011, sales at Company-owned Drive-Ins outperformed Franchise Drives-Ins. Same-store sales for Company-owned Drive-Ins increased 2.2% for the second quarter of fiscal year 2011 and remained flat for the first half of fiscal year 2011, an improving trend as compared to declines of 14.9% and 11.8%, respectively, for the same periods last year, which we attribute to the initiatives we have implemented and a modestly strengthening economy. These efforts are expected to have a continued positive impact on Company-owned Drive-In sales going forward. In addition to implementation of system-wide initiatives in fiscal year 2010, we restructured management of our Company-owned Drive-In operations to reduce excess management layers, revised the compensation program at the drive-in level, and implemented a customer service initiative to improve sales and profits. Company-owned Drive-In sales decreased $0.2 million, or 0.2% for the second quarter of fiscal year 2011 and $6.5 million, or 3.4% for the first half of fiscal year 2011 as compared to the same periods last year. This decrease was primarily driven by the refranchising of 16 Company-owned Drive-Ins in the second quarter of fiscal year 2010 and to a lesser extent, drive-ins that were closed during or subsequent to the second quarter of fiscal year 2010. In addition, the second quarter is typically the most volatile for us due to seasonality and weather as discussed earlier. We had six fewer Company-owned Drive-Ins at the end of our second fiscal quarter 2011 as compared to the same period last year.

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

Franchise Information

($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Franchise fees and royalties (1)	$25,330	$24,754	$54,711	$54,896
Percentage increases (decrease)	2.3%	(9.1%)	(0.3%)	(4.5%)

Franchise Drive-Ins in operation: (2)
Total at beginning of period	3,106	3,084	3,117	3,069
Opened	5	17	14	39
Acquired from (sold to) company	—	16	2	16
Closed (net of re-openings)	(7)	(14)	(29)	(21)

Total at end of period	3,104	3,103	3,104	3,103

Franchise Drive-In sales	$685,659	$674,035	$1,461,951	$1,459,832

Percentage change	1.7%	(4.4%)	0.1%	(0.3%)

Effective royalty rate	3.62%	3.61%	3.68%	3.69%

Average sales per Franchise Drive-In	$222	$219	$470	$473

Change in same-store sales (3)	1.0%	(12.9%)	(0.9%)	(9.3%)

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2010.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 1.0% for the second quarter of fiscal year 2011 and decreased 0.9% for the first half of fiscal year 2011, an improving trend as compared to declines of 12.9% and 9.3%, respectively, for the same periods last year, which we attribute to the initiatives we have implemented and a modestly strengthening economy. Franchise royalties increased $0.5 million, or 1.8% for the second quarter of fiscal year 2011 and remained flat for the first half of fiscal year 2011. An increase in same-store sales for the second quarter combined with a higher effective royalty rate resulted in an increase in royalties of $0.4 million.

Franchise fees increased $0.1 million, or 32.6%, to $0.5 million for the second quarter of fiscal year 2011 and decreased $0.2 million, or 18.1%, to $0.9 million for the first six months of fiscal year 2011 as compared to the same periods last year. The decline in franchise fees for the first half of fiscal year 2011 primarily resulted from fewer Franchise Drive-In openings as compared to the same period last year.

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

Restaurant-Level Margins

	Three months ended February 28,		Percentage points Increase
	2011	2010	(Decrease)
Costs and expenses(1):
Company-owned Drive-Ins:
Food and packaging	28.4%	27.3%	1.1
Payroll and other employee benefits	37.7	35.5	2.2
Other operating expenses	24.1	24.7	(0.6)

Cost of sales, as reported	90.2%	87.5%	2.7

Noncontrolling interests	0.2%	1.2%	(1.0)

Pro forma cost of sales, including noncontrolling interests	90.4%	88.7%	1.7

	Six months ended February 28,		Percentage points Increase
	2011	2010	(Decrease)
Costs and expenses(1):
Company-owned Drive-Ins:
Food and packaging	28.1%	27.5%	0.6
Payroll and other employee benefits	37.0	34.5	2.5
Other operating expenses	23.5	24.1	(0.6)

Cost of sales, as reported	88.6%	86.1%	2.5

Noncontrolling interests	0.2%	1.7%	(1.5)

Pro forma cost of sales, including noncontrolling interests	88.8%	87.8%	1.0

(1)	Calculated as a percentage of Company-owned Drive-In Sales.

Restaurant-level operating costs increased overall in the second quarter and first six months of fiscal year 2011 as compared to the same periods in 2010. This increase primarily resulted from higher labor costs driven by increased compensation costs associated with our new partner compensation program which was effective April 1, 2010, combined with commodity pressures and higher food costs associated with our quality initiatives. As a result of our new compensation program introduced as an alternative to traditional ownership, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. In addition, beginning in the fourth quarter of fiscal year 2010 manager and supervisor bonuses have been reclassified from other operating expenses to payroll and other employee benefits. Prior fiscal periods have been reclassified to conform to the current presentation. Food and packaging cost increases were caused by the investments in product quality improvements, as well as higher beef costs.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased $2.0 million, or 11.8%, to $15.3 million for the second quarter of fiscal year 2011 and decreased $1.9 million, or 5.6%, to $31.6 million for the first six months of fiscal year 2011 as compared to the same periods last year. This decrease is primarily attributable to our provision for bad debt in the prior year which has moderated in fiscal year 2011 due to an improvement in sales trends. We anticipate SG&A expenses to be in the range of $66 million to $67 million for the full fiscal year of 2011.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 2.6%, to $10.4 million for the second quarter of fiscal year 2011 and decreased $0.6 million, or 3.0%, to $20.7 million for the first six months of fiscal year 2011 as compared to the same periods last year. This decrease was primarily attributable to the refranchising of 16 Company-owned Drive-Ins in fiscal year 2010. Capital expenditures during the first six months of fiscal year 2011 were $9.6 million.

Interest Expense, Net. The decrease in net interest expense for the second quarter and first six months of fiscal year 2011 as compared to the same periods last year is primarily the result of a $5.2 million gain from the early extinguishment of debt that resulted from purchasing a portion of our variable funding notes at a discount in the second quarter of fiscal year 2011. Excluding this gain, net interest expense decreased $1.4 million for the second quarter of fiscal year 2011 and $2.8 million for the first six months of fiscal year 2011 as compared to the same periods in 2010. This decrease was attributable to lower levels of borrowings stemming from $120.4 million in debt buy-backs and scheduled principal payments of $53.8 million since the second quarter of fiscal year 2010. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes, excluding income from noncontrolling interests, reflects an effective tax rate of 36.2% for the second quarter of fiscal year 2011 as compared to 55.1% for the same period in 2010. This decrease was primarily attributable to the operating loss we incurred during the second quarter of fiscal year 2010. Our effective income tax rate, excluding income from noncontrolling interests, decreased to 29.9% for the first half of fiscal year 2011 from 35.6% for the first half of fiscal year 2010. The lower effective income tax rate for the first half of fiscal year 2011 was primarily attributable to a decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Net Income - Noncontrolling Interests. As a result of the change to our new compensation program for Company-owned Drive-Ins, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. Primarily due to this change, net income - noncontrolling interests decreased $0.9 million, or 86.6%, to $0.1 million for the second quarter of fiscal year 2011 and decreased $2.8 million, or 88.1%, to $0.4 million for the first six months of fiscal year 2011 as compared to the same periods in fiscal year 2010.

Financial Position

Total assets decreased $79.3 million, or 10.8%, to $658.0 million during the first half of fiscal year 2011 from $737.3 million at the end of fiscal year 2010. This decrease was primarily attributable to a $62.9 million decrease in restricted and unrestricted cash of which $57.1 million was used to repurchase a portion of our Class A-1 variable funding notes in December 2010. Additionally, net property, equipment and capital leases decreased by $13.6 million resulting primarily from depreciation during the year.

Total liabilities decreased $94.3 million, or 13.2%, to $620.4 million during the first half of fiscal year 2011 from $714.8 million at the end of fiscal year 2010. This decrease was primarily the result of the repurchase of our Class A-1 variable funding notes discussed above and scheduled principal repayments of $25.8 million during the first half of fiscal year 2011.

Total stockholders’ equity increased $15.0 million, or 66.5%, to $37.6 million during the first half of fiscal year 2011 from $22.6 million at the end of fiscal year 2010. This increase was largely attributable to current year earnings.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $9.3 million to $27.5 million for the first six months of fiscal year 2011 as compared to $18.3 million for the same period in fiscal year 2010. This increase primarily relates to a reduction in income tax payments in the first six months of fiscal year 2011 as compared to the same period in the prior year.

Investing Cash Flows. Cash used in investing activities was $3.6 million for the first six months of fiscal year 2011 compared to cash provided by investing activities of $1.2 million for the same period in fiscal year 2010. The increase in cash used in investing activities during the first half of fiscal year 2011 primarily relates to a $8.9 million decrease of proceeds from the disposition of assets that were sold in fiscal year 2009 and became unrestricted in the first quarter of fiscal year 2010. The following table sets forth the components of our investments in capital additions for the first six months of fiscal year 2011 (in millions):

Replacement equipment for existing drive-ins and other	$6.2
Rebuilds, relocations and remodels of existing drive-ins	2.2
New Company-owned Drive-Ins, including drive-ins under construction	0.9
Retrofits, drive thru additions and LED signs	0.3

Total investing cash flows for capital additions	$9.6

Financing Cash Flows. Net cash used in financing activities increased $52.6 million to $80.3 million for the first six months of fiscal year 2011 from $27.6 million for the same period in fiscal year 2010. This increase primarily relates to the use of $57.1 million in cash to repurchase a portion of our Class A-1 variable funding notes as discussed above, along with incremental principal payments of $4.1 million during the first half of fiscal year 2011. The increase in cash used in financing activities was partially offset by decreases in restricted cash related to our debt obligations and purchases of noncontrolling interests as our new partner compensation program was completed April 1, 2010.

At February 28, 2011, the Company had a securitized financing facility of Class A-1 variable funding notes that provided for the issuance of up to $125.0 million in borrowings and certain other credit instruments, including letters of credit. As of February 28, 2011, the outstanding balance under the variable funding notes totaled $124.8 million with an effective borrowing rate of 1.8%. The borrowing capacity under this facility was $0.2 million at February 28, 2011.

During the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its Class A-1 variable funding notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011. The Company anticipates a savings in interest expense of approximately $1 million annually as a result of the repurchase and is scheduled to make principal payments on its fixed rate notes of approximately $36 million over the remainder of fiscal year 2011.

During the first quarter of fiscal year 2011, the credit rating for the Company’s variable and fixed rate notes was downgraded by Standard & Poor’s. As a result of the downgrade, effective October 19, 2010, the Company is required to pay an additional 0.5% premium to the insurer that guarantees payment of the debt. The Company anticipates an increase in interest expense of approximately $2.5 million annually as a result of the downgrade. See note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $20 to $25 million in fiscal year 2011. These capital expenditures primarily relate to drive-in level expenditures, technology infrastructure expenditures and the development of additional Company-owned Drive-Ins. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of February 28, 2011, our total cash balance of $45.4 million ($29.7 million of unrestricted and $15.7 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activity, refranchising and capital expenditures mentioned above. We believe that existing cash and funds generated from operations will meet our needs over the next 12 months. Further, we expect that our moderate level of leverage will allow us to refinance our existing debt on or before its due date in December 2012.

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

Interest Rate Risk. Our exposure to interest rate risk at February 28, 2011 is primarily based on the fixed rate notes with an effective rate of 6.2%, before amortization of debt-related costs. At February 28, 2011, the fair value of the fixed rate notes was estimated at $389.5 million versus a carrying value of $378.1 million (including accrued interest). The difference between fair value and carrying value is attributable to changes in interest rates subsequent to when the debt was originally issued, more than offset by changes in credit spreads required by issuers of similar debt instruments in the current market. Management used market information available for public debt transactions for companies with ratings that are at or below our ratings (without consideration for the third-party credit enhancement). Management believes this fair value is a reasonable estimate with the information that is available. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the fixed rate notes would decrease or increase by approximately $6 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.

The variable funding notes outstanding at February 28, 2011 totaled $124.8 million, with a variable rate of 1.8%. The annual impact on our results of operations of a one-point interest rate change for the balance outstanding would be approximately $1.2 million before tax. At February 28, 2011, the fair value of the variable funding notes was estimated at $115.4 million, or a discount of 7.5%, versus a carrying value of $124.8 million (including accrued interest) which is supported by our December 16, 2010 debt repurchase described above under “Liquidity and Sources of Capital.” The difference between fair value and carrying value is attributable to the increase in credit spreads required by issuers of similar debt instruments in the current market. Should credit spreads increase or decrease by one percentage point, the estimated fair value of the variable funding notes would decrease or increase by approximately $2 million, respectively. The Company used similar assumptions to value the variable funding notes as were used for the fixed rate notes.

As a result of the downgrade of our credit rating during the first quarter of fiscal year 2011 described above under “Liquidity and Sources of Capital,” the Company anticipates an increase in interest expense of approximately $2.5 million annually.

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

Item 1A. Risk Factors

The Company continues to monitor Ambac Assurance Corporation (“Ambac”), the third-party insurance company that provides credit enhancements in the form of financial guaranties of our fixed and variable rate note payments. There were no material changes affecting our insurance policy during the second fiscal quarter of 2011. For information regarding Ambac and the potential consequences if our insurance policy were to be included in a delinquency, rehabilitation or similar proceeding against Ambac, see Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits.
10.01	Senior Executive Cash Incentive Plan

10.02	Employee Cash Incentive Plan

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on April 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at February 28, 2011 and August 31, 2010, (ii) the condensed consolidated statements of income for the three and six months ended February 28, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the six months ended February 28, 2011 and 2010, (iv) the consolidated statement of stockholders’ equity at February 28, 2011, and (v) the notes to condensed consolidated financial statements.(1)

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
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: April 8, 2011

EXHIBIT INDEX

Exhibit Number and Description

10.01	Senior Executive Cash Incentive Plan

10.02	Employee Cash Incentive Plan

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on April 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at February 28, 2011 and August 31, 2010, (ii) the condensed consolidated statements of income for the three and six months ended February 28, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the six months ended February 28, 2011 and 2010, (iv) the consolidated statement of stockholders’ equity at February 28, 2011, and (v) the notes to condensed consolidated financial statements.(1)

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