Form 10-Q
period 2011-05-31
SONIC CORP
filed 2011-07-08
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of July 1, 2011, approximately 61,935,129 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	May 31, 2011	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,865	$86,036
Restricted cash	12,645	12,546
Accounts and notes receivable, net	34,539	25,463
Prepaid expenses and other current assets	10,314	9,883

Total current assets	96,363	133,928
Noncurrent restricted cash	8,157	9,685
Notes receivable and other noncurrent assets, net	13,401	11,468
Property, equipment and capital leases	760,329	756,478
Less accumulated depreciation and amortization	(288,668)	(267,214)

Property, equipment and capital leases, net	471,661	489,264

Goodwill	81,198	82,089
Other intangibles, net	4,157	4,710
Debt origination costs, net	16,342	6,176

Total assets	$691,279	$737,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,636	$11,772
Deposits from franchisees	3,022	3,299
Accrued liabilities	37,358	38,404
Current maturities of long-term debt and capital leases	17,681	65,133

Total current liabilities	70,697	118,608
Obligations under capital leases due after one year	31,213	32,872
Long-term debt due after one year	521,606	529,872
Deferred income taxes	11,823	14,981
Other noncurrent liabilities	18,009	18,421

Total non-current liabilities	582,651	596,146
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,313 shares issued at August 31, 2010)	1,183	1,183
Paid-in capital	228,561	224,453
Retained earnings	675,327	670,488
Accumulated other comprehensive loss	—	(843)

	905,071	895,281
Treasury stock, at cost; 56,382 common shares (56,676 shares at August 31, 2010)	(867,332)	(872,937)

Total Sonic Corp. stockholders’ equity	37,739	22,344
Noncontrolling interests	192	222

Total stockholders’ equity	37,931	22,566

Total liabilities and stockholders’ equity	$691,279	$737,320

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Revenues:
Company-owned Drive-In sales	$113,745	$108,752	$297,454	$298,963
Franchise Drive-Ins:
Franchise royalties	34,825	32,807	88,650	86,621
Franchise fees	385	854	1,271	1,936
Lease revenue	1,828	2,264	4,347	5,085
Other	1,315	1,368	3,045	3,250

	152,098	146,045	394,767	395,855
Costs and expenses:
Company-owned Drive-Ins:
Food and packaging	31,996	30,031	83,559	82,393
Payroll and other employee benefits	40,169	39,427	108,068	105,140
Other operating expenses, exclusive of depreciation and amortization included below	23,549	23,820	66,765	69,541

	95,714	93,278	258,392	257,074
Selling, general and administrative	17,212	17,096	48,778	50,552
Depreciation and amortization	10,139	10,645	30,806	31,958
Provision for impairment of long-lived assets	49	188	313	188

	123,114	121,207	338,289	339,772

Other operating income (expense), net	(20)	(184)	255	(706)

Income from operations	28,964	24,654	56,733	55,377

Interest expense	7,991	9,036	24,414	28,426
Interest income	(161)	(251)	(513)	(744)
Net loss from early extinguishment of debt	28,230	314	23,025	314

Net interest expense	36,060	9,099	46,926	27,996

Income (loss) before income taxes	(7,096)	15,555	9,807	27,381
Provision (benefit) for income taxes	(2,742)	3,450	2,195	6,538

Net income (loss) - including noncontrolling interests	(4,354)	12,105	7,612	20,843
Net income - noncontrolling interests	297	1,139	673	4,289

Net income (loss) - attributable to Sonic Corp.	$(4,651)	$10,966	$6,939	$16,554

Basic income (loss) per share	$(0.08)	$0.18	$0.11	$0.27

Diluted income (loss) per share	$(0.08)	$0.18	$0.11	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended May 31,
	2011	2010
Cash flows from operating activities:
Net income - including noncontrolling interests	$7,612	$20,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,806	31,958
Stock-based compensation expense	4,474	5,823
Net loss from early extinguishment of debt	23,025	314
Noncontrolling interests	(673)	(4,289)
Other	1,938	294
(Increase) decrease in operating assets:
Restricted cash	(4,816)	6,458
Accounts receivable and other assets	(7,269)	(5,578)
Increase (decrease) in operating liabilities:
Accounts payable	1,488	352
Accrued and other liabilities	(1,832)	(1,442)
Income taxes	(6,517)	(12,819)

Total adjustments	40,624	21,071

Net cash provided by operating activities	48,236	41,914

Cash flows from investing activities:
Purchases of property and equipment	(14,739)	(19,192)
Proceeds from disposition of assets	2,710	12,957
Other	1,373	562

Net cash used in investing activities	(10,656)	(5,673)

Cash flows from financing activities:
Payments on and purchases of debt	(585,235)	(90,851)
Proceeds from borrowings	535,000	—
Restricted cash for securitization obligations	6,245	(762)
Proceeds from exercise of stock options	1,666	3,336
Proceeds from sale of noncontrolling interests	40	521
Purchases of noncontrolling interests	(160)	(8,862)
Debt issuance and extinguishment costs	(39,883)	—
Other	(2,424)	(7,054)

Net cash used in financing activities	(84,751)	(103,672)

Net decrease in cash and cash equivalents	(47,171)	(67,431)
Cash and cash equivalents at beginning of period	86,036	137,597

Cash and cash equivalents at end of period	$38,865	$70,166

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
	(Amounts in thousands)
Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566
Comprehensive income:
Net income	—	—	—	6,939	—	—	673	7,612
Net change in deferred hedging losses, net of tax of $522	—	—	—	—	843	—	—	843

Total comprehensive income, net of income taxes								8,455
Changes to noncontrolling interests	—	—	1,781	—	—	—	(703)	1,078
Stock-based compensation expense	—	—	4,474	—	—	—	—	4,474
Exercise of stock options and issuance of restricted stock	(4)	—	(1,968)	(2,044)	—	5,678	—	1,666
Other	—	—	(179)	(56)	—	(73)	—	(308)

Balance at May 31, 2011	118,309	$1,183	$228,561	$675,327	$—	$(867,332)	$192	$37,931

The accompanying notes are an integral part of these financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company). In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q for the periods ended November 30, 2010, and February 28, 2011. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its Company-owned Drive-Ins. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current year presentation.

The Company buys and sells Company-owned Drive-Ins as a part of its ongoing business operations. Gains and losses derived from these transactions have historically been reported net in other revenues on the Condensed Consolidated Statements of Income. Beginning in the third quarter of fiscal year 2010, the Company reported these net gains and losses in other operating income. The Company has reclassified amounts previously reported in prior fiscal periods to conform to the current year presentation.

The Company has historically classified bonuses related to management at Company-owned Drive-Ins as a component of other operating expenses within costs and expenses for Company-owned Drive-Ins on the Condensed Consolidated Statements of Income. Beginning in the fourth quarter of fiscal year 2010, the Company reported these amounts in payroll and other employee benefits. The Company has reclassified amounts previously reported in prior fiscal periods to conform to the current year presentation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

2. Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) – attributable to Sonic Corp.	$(4,651)	$10,966	$6,939	$16,554
Denominator:
Weighted average common shares outstanding – basic	61,842	61,434	61,723	61,215
Effect of dilutive employee stock options and unvested restricted stock units	158	263	150	317

Weighted average common shares – diluted	62,000	61,697	61,873	61,532

Net income (loss) per common share – basic	$(0.08)	$0.18	$0.11	$0.27

Net income (loss) per common share – diluted	$(0.08)	$0.18	$0.11	$0.27

For the three months ended May 31, 2011 and 2010, there were approximately 6,500 and 5,100 anti-dilutive securities, respectively. Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive. For the nine months ended May 31, 2011 and 2010, there were approximately 6,600 and 6,400 anti-dilutive securities, respectively.

3. Income Taxes

As of May 31, 2011, the Company had $4,954 of unrecognized tax benefits, including $837 of interest and penalties. During the first nine months of fiscal year 2011, the liability for unrecognized tax benefits decreased by $675. The majority of the change was due to the settlement of a state tax audit in the first quarter of fiscal year 2011, which resulted in a decrease to state unrecognized tax positions from prior years. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $3,217 of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $120 to a decrease of $3,635 depending on the timing and terms of the examination resolutions.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

After the adoption of FASB Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation,” noncontrolling interests are presented pre-tax as “net income-noncontrolling interests” on the Condensed Consolidated Statements of Income and no longer as a component of operating income. As a result, the Company’s effective tax rate appears lower than its actual tax rate. The following table reconciles the difference in the effective tax rate as a result of this presentation:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
Effective tax rate (including income attributable to noncontrolling interests) (1)	38.6%	22.2%	22.4%	23.9%
Book income attributable to noncontrolling interests(1)	(1.5)	1.7	1.6	4.4

Effective tax rate (excluding income attributable to noncontrolling interests) (1)	37.1%	23.9%	24.0%	28.3%

(1)	See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the changes in noncontrolling interests and the Company’s effective tax rate.

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Under the provisions of ASC Topic 350 – “Intangibles – Goodwill and Other,” goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment arise. In assessing the recoverability of goodwill, the Company estimates the fair value of its reporting units, Company-owned Drive-Ins and Franchise Operations, using a discounted cash flow analysis and a market multiple approach. These valuation methods incorporate significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. In addition, the market multiple approach includes significant assumptions such as the use of recent historical market multiples to estimate future market pricing. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, the Company’s cost of capital and its ability to identify buyers in the market. There are inherent uncertainties related to these factors and management’s judgment in applying them. As of May 31, 2011, the Company had $81.2 million of goodwill, of which $75.2 million was attributable to the Company-owned Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

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

The Company initiated an agreement with First Franchise Capital Corporation (“FFCC”) in September 2006, pursuant to which existing Sonic franchisees may qualify with FFCC to finance drive-in retrofit projects. The agreement provides that Sonic will guarantee at least $0.3 million of such financing, limited to 5% of the aggregate amount of loans, not to exceed $3.8 million. As of May 31, 2011, the total amount guaranteed under the FFCC agreement was $0.4 million. The agreement provides for release of Sonic’s guarantee on individual loans under the program that meet certain payment history criteria at the mid-point of each loan’s term. Existing loans under the program have terms through 2016. In the event of default by a franchisee, the Company is obligated to pay FFCC the outstanding balances plus limited interest and charges up to Sonic’s guarantee limitation. FFCC is obligated to pursue collections as if Sonic’s guarantee were not in place, therefore, providing recourse with the franchisee under the notes. At this time, the Company does not anticipate making any material guarantee payments under this program. The Company’s liability for this guarantee, which is based on fair value, was $0.1 million as of May 31, 2011.

The Company has an agreement with GE Capital Franchise Finance Corporation (“GEC”), pursuant to which GEC made loans to existing Sonic franchisees who met certain underwriting criteria set by GEC. Under the terms of the agreement with GEC, the Company provided a guarantee of 10% of the outstanding balance of loans from GEC to the Sonic franchisees, limited to a maximum amount of $5.0 million. As of May 31, 2011, the total amount guaranteed under the GEC agreement was $0.7 million. The Company ceased guaranteeing new loans under the program during fiscal year 2002 and has not recorded a liability for guarantees under the program. Existing loans under guarantee will expire through 2013. In the event of default by a franchisee, the Company has the option to fulfill the franchisee’s obligations under the note or to become the note holder, which would provide an avenue of recourse with the franchisee under the notes. At this time, the Company does not anticipate making any material guarantee payments under this program.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Company-owned Drive-In operations that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2011, the amount remaining under the guaranteed lease obligations for which no liability has been provided totaled $9.7 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided as of May 31, 2011. In addition, capital lease obligations totaling $0.9 million are still reflected as liabilities as of May 31, 2011 for operations sold to franchisees. At this time, the Company also does not anticipate any material defaults under these leases.

6. Debt

On May 20, 2011, various subsidiaries of the Company (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At May 31, 2011, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $500.8 million and carried a weighted-average interest cost of 5.8%, including the effect of the loan origination costs described below.

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is payable monthly at rates equal to the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. The Company borrowed $35 million under the 2011 Variable Funding Notes facility at closing, and has the ability to draw additional amounts under the facility from time to time as needed. At May 31, 2011, the balance outstanding under the 2011 Variable Funding Notes including accrued interest totaled $35.0 million with an effective borrowing rate of 3.9% before the amortization of loan origination costs described below. Subsequent to the end of the third quarter of fiscal year 2011, the Company repaid the outstanding balance under its 2011 Variable Funding Notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

Sonic used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay its existing Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) and Series 2006-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2006 Fixed Rate Notes” and, together with the 2006 Variable Funding Notes, the “2006 Notes”) in full and to pay the costs associated with the securitized financing transaction, including the existing noteholder and insurer make-whole premiums.

Loan origination costs associated with the Company’s May 20, 2011 refinancing totaled $16.4 million and were allocated between the 2011 Notes. Loan costs are being amortized over each note’s expected life and the unamortized balance is categorized as “debt origination costs, net” on the Condensed Consolidated Balance Sheets.

While the 2011 Fixed Rate Notes and the 2011 Variable Funding Notes are structured to provide for seven-year and five-year lives, respectively, they have a legal final maturity date of May 2041. The Company intends to repay or refinance the 2011 Notes on or before the end of their respective expected lives. In the event the 2011 Notes are not paid in full by the end of their expected lives, the Notes are subject to an upward adjustment in the interest rate of at least 5% per annum. In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full. Also, any unfunded amount under the 2011 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic’s franchising assets and real estate. As of May 31, 2011, assets for these combined indirect subsidiaries totaled $393 million, including receivables for royalties, certain Company-owned and Franchise Drive-In real estate, intangible assets and restricted cash balances of $20.8 million. The 2011 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes is expected to be made solely from the income derived from the Co-Issuer’s assets. In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic, guarantee or in any way are liable for the obligations of the Co-Issuers under the 2011 Notes. The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2011 Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2011 Notes are subject to a series of covenants and restrictions similar to the Company’s 2006 Notes and customary for transactions of this type. If certain covenants or restrictions are not met, the 2011 Notes are subject to customary accelerated repayment events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

In connection with this transaction, the Company recognized a $28.2 million loss from the early extinguishment of debt during the third quarter of fiscal year 2011, which primarily consisted of a $25.3 million prepayment premium and the write-off of unamortized deferred loan fees remaining from the refinanced debt. In addition, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during the third quarter of fiscal year 2011. Prior to the refinancing, during the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its 2006 Variable Funding Notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011. These transactions are reflected within “net loss from early extinguishment of debt” in the accompanying Condensed Consolidated Statements of Income.

As a result of the May 2011 refinancing discussed above, the Company’s arrangement with the third-party insurance company that guaranteed its debt payments under the Company’s 2006 Notes was terminated.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

7. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of income tax, are as follows:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Net income (loss) - attributable to Sonic Corp.	$(4,651)	$10,966	$6,939	$16,554
Net income - noncontrolling interests(1)	297	1,139	673	4,289
Change in deferred hedging loss, net of tax(2)	626	265	843	543

Total comprehensive income (loss)	$(3,728)	$12,370	$8,455	$21,386

(1)	See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the decline in net income – noncontrolling interests.
(2)	Change in deferred hedging loss is recorded net of tax of $0.4 million for the three months ending May 31, 2011 and $0.2 million for the same period in fiscal year 2010. For the nine months ending May 31, 2011 and 2010, the change is recorded net of tax of $0.5 million and $0.3 million, respectively.

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of May 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$11,377	$—	$—	$11,377
Restricted cash (current)	12,645	—	—	12,645
Restricted cash (noncurrent)	8,157	—	—	8,157

Total	$32,179	$—	$—	$32,179

At May 31, 2011 the fair value of the Company’s 2011 Fixed Rate Notes and 2011 Variable Funding Notes approximated the carrying value of $500.8 million (including accrued interest) and $35.0 million (including accrued interest), respectively.

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

At August 31, 2010 the fair value of the Company’s 2006 Fixed Rate Notes was estimated at $388.1 million versus a carrying value of $404.0 million (including accrued interest). The fair value of the Company’s 2006 Variable Funding Notes at August 31, 2010 was estimated at $163.6 million versus a carrying value of $187.3 million (including accrued interest).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenues:
Company-owned Drive-Ins	$113,745	$108,752	$297,454	$298,963
Franchise Operations	35,210	33,661	89,921	88,557
Unallocated revenues	3,143	3,632	7,392	8,335

	$152,098	$146,045	$394,767	$395,855

Income from Operations:
Company-owned Drive-Ins	$18,031	$15,474	$39,062	$41,889
Franchise Operations	35,210	33,661	89,921	88,557
Unallocated income	3,123	3,448	7,647	7,629
Unallocated expenses:
Selling, general and administrative	(17,212)	(17,096)	(48,778)	(50,552)
Depreciation and amortization	(10,139)	(10,645)	(30,806)	(31,958)
Provision for impairment of long-lived assets	(49)	(188)	(313)	(188)

Income from Operations	$28,964	$24,654	$56,733	$55,377

10. Subsequent Event

Subsequent to the end of the third quarter of fiscal year 2011, the Company repaid the outstanding balance under its 2011 Variable Funding Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales momentum for the third quarter of fiscal year 2011 continued to show signs of improvement, highlighted by positive same-store sales. System-wide same-store sales increased 3.9% during the third quarter and 0.9% during the first nine months of fiscal year 2011, an improving trend as compared to declines of 6.0% and 8.3%, respectively, for the same periods last year. Same-store sales at Company-owned Drive-Ins increased by 6.5% for the third quarter and 2.4% for the first nine months of fiscal year 2011 as compared to declines of 6.3% and 9.9%, respectively, for the same periods in fiscal 2010. We believe these results reflect the positive impact of the initiatives implemented in fiscal year 2010, including a greater emphasis on personalized service with skating Carhops and the product quality improvements made over the past two years. We also believe these results reflect a modestly strengthening economy. Positive system-wide same-store sales drive other aspects of our multi-layered growth strategy, such as our ascending royalty rate and increased operating cash flows.

Revenues increased to $152.1 million for the third quarter of fiscal year 2011 from $146.0 million for the same period last year, which was largely driven by an improvement in system-wide same-store sales, particularly at our Company-owned Drive-Ins. Revenues decreased slightly to $394.8 million for the first nine months of fiscal year 2011 from $395.9 million for the same period last year. The decrease in revenues for the first nine months of 2011 was primarily attributable to the impact of refranchising 16 Company-owned Drive-Ins in the second quarter of fiscal year 2010 and, to a lesser extent, drive-ins that were closed during or subsequent to the third quarter of fiscal year 2010. Margins at Company-owned Drive-Ins, adjusted for noncontrolling interests, improved by 240 basis points during the third quarter of fiscal year 2011 and remained relatively flat for the first nine months of fiscal year 2011 reflecting the leverage of positive same-store sales. Net interest expense increased $27.0 million for the third quarter of fiscal year 2011 as compared to the same period last year as a result of a $28.2 million loss from the early extinguishment of debt related to the refinancing of our previously outstanding debt in May 2011. Third quarter results for fiscal year 2011 reflected a net loss of $4.7 million or $0.08 per diluted share versus net income of $11.0 million or $0.18 per diluted share for the same period last year. Net income and diluted earnings per share for the first nine months of fiscal year 2011 were $6.9 million and $0.11, respectively, as compared to net income of $16.6 million or $0.27 per diluted share for the same period last year. Excluding an after-tax loss of $17.8 million from the early extinguishment of debt during the third quarter of fiscal year 2011, net income and diluted earnings per share for the third quarter of fiscal year 2011 were $13.1 million and $0.21, respectively. The following non-GAAP adjustments are intended to supplement the presentation of the Company’s financial results in accordance with GAAP. We believe the exclusion of these items in evaluating the change in net income and diluted earnings per share for the periods below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.

	Three Months Ended May 31, 2011		Three Months Ended May 31, 2010
	Net Income (Loss)	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$(4,651)	$(0.08)	$10,966	$0.18
After-tax loss from early extinguishment of debt	17,760	0.29	239	—
Tax benefit of stock option exchange program	—	—	(1,751)	(0.03)

Adjusted – Non-GAAP	$13,109	$0.21	$9,454	$0.15

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

System-wide Performance

($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
Percentage increase (decrease) in sales	4.7%	(3.1%)	1.3%	(5.0%)
System-wide drive-ins in operation (1):
Total at beginning of period	3,555	3,560	3,572	3,544
Opened	12	19	26	61
Closed (net of re-openings)	(8)	(9)	(39)	(35)

Total at end of period	3,559	3,570	3,559	3,570

Average sales per drive-in:	$287	$272	$747	$733
Change in same-store sales (2):	3.9%	(6.0%)	0.9%	(8.3%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales continued to improve during the third quarter and first nine months of fiscal year 2011 primarily due to an increase in traffic (number of transactions per drive-in) which we believe is largely attributable to the ongoing positive impact of our strategic initiatives as well as a modestly strengthening economy. The Company implemented a number of initiatives in fiscal year 2010 designed to provide a unique and high quality customer service experience with the goal of improving same-store sales by driving both traffic and average check. These initiatives include focusing on customer service and improving the quality of the Company’s differentiated food and drink products. System-wide same-store sales increased 3.9% during the third quarter of fiscal year 2011 and 0.9% during the first nine months of fiscal year 2011, an improving trend as compared to declines of 6.0% and 8.3%, respectively, for the same periods last year. During the first nine months of fiscal year 2011, 39 lower-volume stores, including 35 Franchise Drive-Ins, were closed. We believe these closures combined with financial restructuring activities will put the affected franchisees in a stronger financial position and allow them to focus on improving same-store sales for existing stores. As part of our ongoing operations we will continue to evaluate our lower performing stores.

The following table provides information regarding drive-in development across the system.

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
New drive-ins:
Company-owned	—	1	—	4
Franchise	12	18	26	57

System-wide	12	19	26	61

Rebuilds/relocations:
Company-owned	—	—	2	11
Franchise	4	5	11	21

System-wide	4	5	13	32

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Company-owned Drive-In sales	$113,745	$108,752	$4,993	4.6%
Franchise Drive-Ins:
Franchise royalties	34,825	32,807	2,018	6.2%
Franchise fees	385	854	(469)	(54.9%)
Lease revenue	1,828	2,264	(436)	(19.3%)
Other	1,315	1,368	(53)	(3.9%)

Total revenues	$152,098	$146,045	$6,053	4.1%

Revenues

($ in thousands)

	Nine months ended			Percent
	May 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Company-owned Drive-In sales	$297,454	$298,963	$(1,509)	(0.5%)
Franchise Drive-Ins:
Franchise royalties	88,650	86,621	2,029	2.3%
Franchise fees	1,271	1,936	(665)	(34.3%)
Lease revenue	4,347	5,085	(738)	(14.5%)
Other	3,045	3,250	(205)	(6.3%)

Total revenues	$394,767	$395,855	$(1,088)	(0.3%)

The following table reflects the changes in sales and same-store sales at Company-owned Drive-Ins. It also presents information about average unit volumes and the number of Company-owned Drive-Ins, which is useful in analyzing the growth of Company-owned Drive-In sales.

Company-owned Drive-In Sales

($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
Company-owned Drive-In sales	$113,745	$108,752	$297,454	$298,963
Percentage increase (decrease)	4.6%	(24.6%)	(0.5%)	(31.9%)

Company-owned Drive-Ins in operation (1):
Total at beginning of period	451	457	455	475
Opened	—	1	—	4
Acquired from (sold to) franchisees, net	(4)	—	(6)	(16)
Closed (net of re-openings)	(2)	—	(4)	(5)

Total at end of period	445	458	445	458

Average sales per drive-in	$256	$238	$665	$642
Percentage increase (decrease)	7.6%	(4.4%)	3.6%	(6.8%)
Change in same-store sales (2)	6.5%	(6.3%)	2.4%	(9.9%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company-owned Drive-Ins increased 6.5% for the third quarter of fiscal year 2011 and increased 2.4% for the first nine months of fiscal year 2011, as compared to declines of 6.3% and 9.9%, respectively, for the same periods last year, which represents an improving trend that we attribute to the initiatives we have implemented and a modestly strengthening economy. In addition to the implementation of system-wide initiatives in fiscal year 2010, we have implemented a number of initiatives at Company-owned Drive-Ins which have contributed to same-store sales outperforming Franchise Drive-Ins during the third quarter and first nine months of fiscal year 2011. These initiatives included restructuring management of our Company-owned Drive-In operations to reduce excess management layers, revising the compensation program at the drive-in level, and implementing a customer service initiative to improve sales and profits. These efforts were focused on narrowing the average unit volume gap with Franchise Drive-Ins and improving restaurant-level margins. Company-owned Drive-In sales increased $5.0 million, or 4.6% for the third quarter of fiscal year 2011 and decreased $1.5 million, or 0.5% for the first nine months of fiscal year 2011 as compared to the same periods last year. The increase in sales for the third quarter of fiscal year 2011 was largely driven by an increase in same-store sales for existing stores. The decrease in sales for the first nine months of fiscal year 2011 was primarily driven by the refranchising of 16 Company-owned Drive-Ins in the second quarter of fiscal year 2010 and, to a lesser extent, drive-ins that were closed during or subsequent to the third quarter of fiscal year 2010. We had thirteen fewer Company-owned Drive-Ins at the end of our third fiscal quarter 2011 as compared to the same period last year.

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

	Franchise Information ($ in thousands)
	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Franchise fees and royalties (1)	$35,210	$33,661	$89,921	$88,557
Percentage increases (decrease)	4.6%	(3.1%)	1.5%	(4.0%)

Franchise Drive-Ins in operation: (2)
Total at beginning of period	3,104	3,103	3,117	3,069
Opened	12	18	26	57
Acquired from (sold to) company, net	4	—	6	16
Closed (net of re-openings)	(6)	(9)	(35)	(30)

Total at end of period	3,114	3,112	3,114	3,112

Franchise Drive-In sales	$906,401	$865,676	$2,352,065	$2,315,851

Percentage change	4.7%	0.5%	1.6%	0.1%

Effective royalty rate	3.84%	3.79%	3.77%	3.74%

Average sales per Franchise Drive-In	$292	$279	$760	$749
Change in same-store sales (3)	3.6%	(6.0%)	0.8%	(8.1%)

(1)	See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2010.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 3.6% for the third quarter of fiscal year 2011 and 0.8% for the first nine months of fiscal year 2011, as compared to declines of 6.0% and 8.1%, respectively, for the same periods last year, which represents an improving trend that we attribute to the initiatives we have implemented and a modestly strengthening economy. Franchise royalties increased $2.0 million for both the third quarter of fiscal year 2011 and the first nine months of fiscal year 2011. The increase in franchise royalties was primarily driven by an increase in same-store sales combined with a higher effective royalty rate. Franchise Drive-In openings were 12 and 26 for the third quarter and first nine months of fiscal year 2011, respectively, as compared to 18 and 57 for the same periods in the previous year, respectively. The decline in openings is primarily a result of the prior softer sales environment.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company-owned Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses. Noncontrolling interests of Company-owned Drive-Ins are no longer included as part of cost of sales in the Condensed Consolidated Statements of Income. We have included noncontrolling interests for comparative purposes in the table below because we believe it is helpful in understanding the impact our new compensation program, which was implemented in the third quarter of fiscal year 2010, had on Company-owned Drive-In margins.

Restaurant-Level Margins

	Three months ended May 31,		Percentage points Increase
	2011	2010	(Decrease)
Costs and expenses(1):
Company-owned Drive-Ins:
Food and packaging	28.1%	27.6%	0.5
Payroll and other employee benefits	35.3	36.3	(1.0)
Other operating expenses	20.7	21.9	(1.2)

Cost of sales, as reported	84.1%	85.8%	(1.7)

Noncontrolling interests	0.3%	1.0%	(0.7)

Pro forma cost of sales, including noncontrolling interests	84.4%	86.8%	(2.4)

	Nine months ended May 31,		Percentage points Increase
	2011	2010	(Decrease)
Costs and expenses(1):
Company-owned Drive-Ins:
Food and packaging	28.1%	27.6%	0.5
Payroll and other employee benefits	36.3	35.2	1.1
Other operating expenses	22.5	23.2	(0.7)

Cost of sales, as reported	86.9%	86.0%	0.9

Noncontrolling interests	0.2%	1.4%	(1.2)

Pro forma cost of sales, including noncontrolling interests	87.1%	87.4%	(0.3)

(1)	Calculated as a percentage of Company-owned Drive-In Sales.

Restaurant-level operating costs improved by 240 basis points during the third quarter of fiscal year 2011 and remained relatively flat for the first nine months of fiscal year 2011 as compared to the same periods last year. Our overall restaurant-level operating costs reflect the effect of strong same-store sales momentum for Company-owned Drive-Ins. Food and packaging cost increases during the third quarter and first nine months of fiscal year 2011 were driven by investments in product quality improvements and higher commodity costs. Beginning in the fourth quarter of fiscal year 2010 manager and supervisor bonuses were reclassified from other operating expenses to payroll and other employee benefits. Prior fiscal periods have been reclassified to conform to the current presentation.

Selling, General and Administrative (“SG&A”). SG&A expenses increased slightly to $17.2 million for the third quarter of fiscal year 2011 from $17.1 million and decreased $1.8 million, or 3.5%, to $48.8 million for the first nine months of fiscal year 2011 as compared to the same periods last year. The decrease in SG&A expense for the first nine months of fiscal year 2011 was largely attributable to declines in bad debt expense which was primarily related to our provision for bad debt in the prior year which has moderated in fiscal year 2011 due to an improvement in sales trends.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 4.8%, to $10.1 million for the third quarter of fiscal year 2011 and decreased $1.2 million, or 3.6%, to $30.8 million for the first nine months of fiscal year 2011 as compared to the same periods last year. This decrease was primarily attributable to the refranchising of 16 Company-owned Drive-Ins in fiscal year 2010. Capital expenditures during the first nine months of fiscal year 2011 were $14.7 million.

Interest Expense, Net. The increase in net interest expense for the third quarter and first nine months of fiscal year 2011 as compared to the same periods last year is primarily the result of a $28.2 million loss from the early extinguishment of debt related to the refinancing of our previously outstanding debt in May 2011. In addition, net interest expense for the first nine months of fiscal year 2011 includes a $5.2 million gain from the early extinguishment of debt that resulted from purchasing a portion of our Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) at a discount in the second quarter of fiscal year 2011. Excluding the early extinguishments of debt, net interest expense decreased $1.0 million for the third quarter of fiscal year 2011 and $3.8 million for the first nine months of fiscal year 2011 as compared to the same periods in 2010. This decrease was primarily attributable to lower levels of borrowings stemming from $120.4 million in debt buy-backs of our 2006 Variable Funding Notes and Series 2006-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2006 Fixed Rate Notes” and, together with the 2006 Variable Funding Notes, the “2006 Notes”) and scheduled principal payments of $56.9 million since the third quarter of fiscal year 2010. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on our May 2011 refinancing and factors that could impact interest expense.

Income Taxes. The provision for income taxes, excluding income attributable to noncontrolling interests, reflects an effective tax rate of 37.1% for the third quarter of fiscal year 2011 as compared to 23.9% for the same period in 2010. This increase was primarily attributable to a $1.8 million tax benefit associated with the stock option exchange program that was implemented during the third quarter of fiscal year 2010. Our effective income tax rate, excluding income attributable to noncontrolling interests, decreased to 24.0% for the first nine months of fiscal year 2011 from 28.3% for the first nine months of fiscal year 2010. The lower effective income tax rate for the first nine months of fiscal year 2011 was primarily attributable to a decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders and as circumstances on individual tax matters change.

Net Income - Noncontrolling Interests. As a result of the change to our new compensation program for Company-owned Drive-Ins, compensation costs that were formerly reflected as noncontrolling interests relating to store-level managers are now included in payroll and other employee benefits. Primarily due to this change, net income - noncontrolling interests decreased $0.8 million, or 73.9%, to $0.3 million for the third quarter of fiscal year 2011 and decreased $3.6 million, or 84.3%, to $0.7 million for the first nine months of fiscal year 2011 as compared to the same periods in fiscal year 2010.

Financial Position

Total assets decreased $46.0 million, or 6.2%, to $691.3 million during the first nine months of fiscal year 2011 from $737.3 million at the end of fiscal year 2010. This decrease was primarily attributable to a $47.1 million decrease in current restricted and unrestricted cash resulting from scheduled principal payments on our debt in addition to the repurchase of a portion of our 2006 Variable Funding Notes in December 2010. Additionally, net property, equipment and capital leases decreased by $17.6 million resulting primarily from depreciation during the year. These decreases were offset by a $10.2 million net increase in debt origination costs related to our May 2011 refinancing and an increase in income taxes receivable.

Total liabilities decreased $61.4 million, or 8.6%, to $653.3 million during the first nine months of fiscal year 2011 from $714.8 million at the end of fiscal year 2010. This decrease was primarily the result of the repurchase of our 2006 Variable Funding Notes discussed above and scheduled principal repayments of $41.6 million during the first nine months of fiscal year 2011.

Total stockholders’ equity increased $15.4 million, or 68.1%, to $37.9 million during the first nine months of fiscal year 2011 from $22.6 million at the end of fiscal year 2010. This increase was largely attributable to current year earnings and a $4.5 million increase in paid-in capital relating to stock-based compensation.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $6.3 million to $48.2 million for the first nine months of fiscal year 2011 as compared to $41.9 million for the same period in fiscal year 2010. This increase primarily relates to an improvement in same-store sales and a reduction in income tax payments in the first nine months of fiscal year 2011 as compared to the same period in the prior year. These increases were partially offset by changes in restricted cash.

Investing Cash Flows. Cash used in investing activities increased $5.0 million to $10.7 million for the first nine months of fiscal year 2011 as compared to $5.7 million for the same period in fiscal year 2010. The increase in cash used in investing activities during the first nine months of fiscal year 2011 primarily relates to a $8.9 million decrease of proceeds from the disposition of assets that were sold in fiscal year 2009 and became unrestricted in the first quarter of fiscal year 2010. The following table sets forth the components of our investments in capital additions for the first nine months of fiscal year 2011 (in millions):

Replacement equipment for existing drive-ins and other	$10.3
Rebuilds, relocations and remodels of existing drive-ins	2.6
New Company-owned Drive-Ins, including drive-ins under construction	1.2
Retrofits, drive thru additions and LED signs	0.6

Total investing cash flows for capital additions	$14.7

Financing Cash Flows. Net cash used in financing activities decreased $18.9 million to $84.8 million for the first nine months of fiscal year 2011 from $103.7 million for the same period in fiscal year 2010. During the third quarter of fiscal year 2011 we refinanced our previously outstanding debt as described below. The decrease in cash used in financing activities primarily relates to the decrease in restricted cash related to our new debt obligations and purchases of noncontrolling interests as our new compensation program was completed April 1, 2010.

On May 20, 2011, various subsidiaries of ours (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At May 31, 2011, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $500.8 million and carried a weighted-average interest cost of 5.8%, including the effect of the loan origination costs described below.

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is payable monthly at rates equal to the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. We borrowed $35 million under the 2011 Variable Funding Notes facility at closing, and have the ability to draw additional amounts under the facility from time to time as needed. At May 31, 2011, the balance outstanding under the 2011 Variable Funding Notes including accrued interest totaled $35.0 million with an effective borrowing rate of 3.9% before the amortization of loan origination costs described below. Subsequent to the end of our third quarter of fiscal year 2011, we repaid the outstanding balance under our 2011 Variable Funding Notes.

We used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay our existing 2006 Notes in full and to pay the costs associated with the securitized financing transaction, including the existing noteholder and insurer make-whole premiums.

Loan origination costs associated with our May 20, 2011 refinancing totaled $16.4 million and were allocated between the 2011 Notes. Loan costs are being amortized over each note’s expected life and the unamortized balance is categorized as “debt origination costs, net” on the Condensed Consolidated Balance Sheets.

While the 2011 Fixed Rate Notes and the 2011 Variable Funding Notes are structured to provide for seven-year and five-year lives, respectively, they have a legal final maturity date of May 2041. We intend to repay or refinance the 2011 Notes on or before the end of their respective expected lives. In the event the 2011 Notes are not paid in full by the end of their expected lives, the Notes are subject to an upward adjustment in the interest rate of at least 5% per annum. In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full. Also, any unfunded amount under the 2011 Variable Funding Notes will become unavailable.

We anticipate fiscal year 2012 interest expense on our 2011 Fixed Rate Notes, including the amortization of loan origination costs, to be approximately $30 million annually, as a result of our refinancing and are scheduled to make principal payments on our 2011 Fixed Rate Notes of approximately $3.8 million over the remainder of fiscal year 2011. Mandatory principal payments of $15 million annually under the new financing versus mandatory principal payments paid in fiscal year 2010 of approximately $50 million under our retired debt will significantly increase the amount of our available free cash flow. For additional information on our May 2011 refinancing see note 6 – debt, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Prior to the refinancing, during the second quarter of fiscal year 2011, we repurchased $62.5 million of our 2006 Variable Funding Notes in a privately negotiated transaction. We recognized a gain of $5.2 million on the extinguishment of these notes during the second fiscal quarter of 2011.

See note 10 – Long-Term Debt in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for additional information regarding our long-term debt.

We plan capital expenditures of approximately $20 to $25 million in fiscal year 2011. These capital expenditures primarily relate to drive-in level expenditures, technology infrastructure expenditures and the development of additional Company-owned Drive-Ins. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of May 31, 2011, our total cash balance of $59.7 million ($38.9 million of unrestricted and $20.8 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activity, refranchising and capital expenditures mentioned above. Subsequent to the end of our third quarter of fiscal year 2011, we used $35 million of this cash to repay the outstanding balance of our 2011 Variable Funding Notes. We believe that existing cash and funds generated from operations will meet our needs for the foreseeable future.

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

Interest Rate Risk. Our exposure to interest rate risk at May 31, 2011 is primarily based on the 2011 Fixed Rate Notes with an effective rate of 5.4%, before amortization of debt-related costs. At May 31, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $500.8 million (including accrued interest). Management used market information available for public debt transactions for companies with ratings that are at or below our ratings. Management believes this fair value is a reasonable estimate with the information that is available. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $27 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.

The 2011 Variable Funding Notes outstanding at May 31, 2011 totaled $35.0 million, with a variable rate of 3.9%, before the amortization of debt-related costs. At May 31, 2011, the fair value of the 2011 Variable Funding Notes approximated the carrying value. Should credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Variable Funding Notes would decrease or increase by approximately $2 million, respectively. The Company used similar assumptions to value the 2011 Variable Funding Notes as were used for the 2011 Fixed Rate Notes.

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

Item 1A. Risk Factors

On May 20, 2011, the Company completed the refinancing of its securitization debt, as disclosed in the Company’s Form 8-K filed May 26, 2011. As a result, the discussion included under Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010, regarding the potential effects of the declining financial condition of the third-party insurance company that guaranteed our debt payments under our 2006 Notes is no longer applicable.

Except as disclosed above, there has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits.
10.01	Nonqualified Deferred Compensation Plan

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on July 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at May 31, 2011 and August 31, 2010, (ii) the condensed consolidated statements of income for the three and nine months ended May 31, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the nine months ended May 31, 2011 and 2010, (iv) the consolidated statement of stockholders’ equity at May 31, 2011, and (v) the notes to condensed consolidated financial statements.(1)

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
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: July 8, 2011

EXHIBIT INDEX

Exhibit Number and Description

10.01	Nonqualified Deferred Compensation Plan

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on July 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at May 31, 2011 and August 31, 2010, (ii) the condensed consolidated statements of income for the three and nine months ended May 31, 2011 and 2010, (iii) the condensed consolidated statements of cash flows for the nine months ended May 31, 2011 and 2010, (iv) the consolidated statement of stockholders’ equity at May 31, 2011, and (v) the notes to condensed consolidated financial statements.(1)

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