Form 10-K
period 2011-08-31
SONIC CORP
filed 2011-10-28
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2011

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

Indicates by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X . No     .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer X .	Non-accelerated filer .	Smaller reporting company .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     . No  X .

As of February 28, 2011, the aggregate market value of the 58,186,617 shares of common stock of the Company held by non-affiliates of the Company equaled $516,697,159 based on the closing sales price for the common stock as reported for that date.

As of October 14, 2011, the Registrant had 62,000,470 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2011.

FORM 10-K OF SONIC CORP.

PART I

FORM 10-K

SONIC CORP.

PART I

Item 1. Business

General

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States. References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us,” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The Sonic Drive-In restaurant chain began in the early 1950’s. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

The Sonic Brand

At a standard Sonic Drive-In restaurant, a customer drives into one of 20 to 36 covered drive-in spaces, orders through an intercom speaker system, and has the food delivered by a carhop. Most Sonic Drive-Ins have patio seating and almost half of all Sonic Drive-Ins have drive-thru lanes.

Sonic Drive-Ins feature Sonic signature items, such as specialty drinks including cherry limeades and slushes, ice cream desserts, made-to-order sandwiches and hamburgers, six-inch premium beef hot dogs, foot-long quarter pound chili cheese coneys, hand-battered onion rings and tater tots. Sonic Drive-Ins also offer breakfast items that include sausage or bacon with egg and cheese Breakfast Toasters® and a variety of breakfast burritos. Sonic Drive-Ins serve the full menu all day.

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

Restaurant Locations

As of August 31, 2011, the Company had 3,561 Sonic Drive-Ins in operation from coast to coast, consisting of 446 Company Drive-Ins and 3,115 Franchise Drive-Ins. Company Drive-Ins are owned and operated by Sonic Restaurants, Inc. (“SRI”), a wholly owned subsidiary of the Company. The following table sets forth the number of Company Drive-Ins and Franchise Drive-Ins by state as of August 31, 2011:

States	Franchise	Company	Total
Alabama	108	0	108
Arizona	94	0	94
Arkansas	195	0	195
California	58	0	58
Colorado	48	33	81
Connecticut	2	0	2
Delaware	4	0	4
Florida	64	35	99
Georgia	118	1	119
Idaho	18	0	18
Illinois	47	1	48
Indiana	19	0	19
Iowa	11	1	12
Kansas	100	37	137
Kentucky	78	1	79
Louisiana	170	0	170
Maryland	4	0	4
Massachusetts	2	0	2
Michigan	15	0	15
Minnesota	7	0	7
Mississippi	122	0	122
Missouri	183	14	197
Montana	2	0	2
Nebraska	28	0	28
Nevada	24	0	24
New Jersey	17	0	17
New Mexico	73	0	73
New York	5	0	5
North Carolina	97	0	97
Ohio	46	0	46
Oklahoma	177	93	270
Oregon	14	0	14
Pennsylvania	29	0	29
South Carolina	73	0	73
South Dakota	3	0	3
Tennessee	195	28	223
Texas	762	202	964
Utah	22	0	22
Virginia	54	0	54
Washington	10	0	10
West Virginia	6	0	6
Wisconsin	7	0	7
Wyoming	4	0	4

Total	3,115	446	3,561

Expansion

During fiscal year 2011, we opened 43 Sonic Drive-Ins, which consisted of three Company Drive-Ins and 40 Franchise Drive-Ins. Expansion plans for fiscal year 2012 involve the opening of multiple Sonic Drive-Ins under area development agreements, as well as single-store development by long-standing franchisees. We believe that our existing as well as newly opened markets offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 20 to 36 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board. In addition, most new Sonic Drive-Ins incorporate drive-thru service and a patio seating area.

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

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 5 under Franchise Program - Franchise Advisory Council.) Funding for our marketing plan is comprised of the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures. The System Marketing Fund focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities. The Sonic Brand Fund is our national media production fund. Franchisees are also required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative. Our franchise agreements require advertising contributions by franchisees of up to 5.9% of gross sales to these marketing funds and local advertising cooperatives.

The total amount spent on media (principally television) was approximately $170 million for fiscal year 2011, and we expect media expenditures to be approximately $170 million to $175 million for fiscal 2012.

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

Information Systems

Sonic Drive-Ins are equipped with information technology systems that are designed to provide operational tools for sales and inventory. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software that assist in managing food and beverage costs. These solutions are integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run efficient and effective operations. We have centralized financial and accounting systems for Company Drive-Ins. We also have systems that receive transaction level data from Franchise Drive-Ins. We believe these systems are important in analyzing and improving profit margins and accumulating marketing information. In addition, we use a Pay-at-Your-Stall (PAYS) payment system, a network-based credit-card terminal at each stall of the drive-ins to facilitate credit and debit card transactions by the customer. We will continue to invest in our information technology as we improve existing systems and develop new ones that enhance the customers’ experience, as well as systems that improve operational efficiencies.

Company Operations

Restaurant Personnel. A typical Company Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Company Drive-In.

Ownership Structure. Company Drive-Ins are drive-in operations which are owned and operated by SRI, as the Company’s operating subsidiary. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the prior form of ownership to improve manager and supervisor retention. While managers and supervisors do not own an interest in the drive-in under the new compensation program, the program provides managers and supervisors a larger portion of guaranteed base compensation, but retains a significant incentive component based on drive-in level performance. Historically, Company Drive-Ins operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in owned a noncontrolling interest. Under this form of ownership, managers and supervisors shared in the cash flow for their Company Drive-In, but were also responsible for their share of any losses incurred by the drive-in.

Company Drive-In Data. The following table provides certain financial information relating to Company Drive-Ins and the number of Company Drive-Ins opened and closed during the past five fiscal years.

	2011	2010	2009	2008	2007
Average Sales per Company Drive-In (in thousands)	$920	$893	$954	$1,007	$1,017
Number of Company Drive-Ins:
Total Open at Beginning of Year	455	475	684	654	623
Newly Opened and Re-Opened	3	5	11	29	29
Purchased from Franchisees	1	--	--	18	15
Sold to Franchisees(1)	(6)	(16)	(205)	(12)	(10)
Closed (net of re-openings)	(7)	(9)	(15)	(5)	(3)

Total Open at Year End	446	455	475	684	654

(1)	The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Franchise Program

General. As of August 31, 2011, we had 3,115 Franchise Drive-Ins in operation. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 58 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single-site development. Our franchisees opened 40 Franchise Drive-Ins during fiscal year 2011. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements. For traditional drive-ins, the current franchise agreement provides for an initial franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, advertising fees of up to 5.9% of gross sales, and a 20-year term. For fiscal year 2011, Sonic’s average royalty rate was equal to 3.79%.

Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, approximately 73% of the new Franchise Drive-Ins opened during fiscal year 2011 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own, and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

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

Franchise Advisory Council. Our Franchise Advisory Council provides advice, counsel, and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology and new products. The Franchise Advisory Council currently consists of 21 members selected by Sonic. We have seven executive committee members who are selected at large, and 14 regional members representing all regions of the country. We have five Franchise Advisory Council task groups comprised of approximately 56 members who serve three-year terms and lend support on individual key priorities.

Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years.

	2011	2010	2009	2008	2007
Average Sales Per Franchise Drive-In (in thousands)	$1,054	$1,043	$1,122	$1,154	$1,132
Number of Franchise Drive-Ins:
Total Open at Beginning of Year	3,117	3,069	2,791	2,689	2,565
New Franchise Drive-Ins	40	80	130	140	146
Sold to the Company	(1)	--	--	(18)	(15)
Purchased from the Company(1)	6	16	205	12	10
Closed (net of re-openings)	(47)	(48)	(57)	(32)	(17)

Total Open at Year End	3,115	3,117	3,069	2,791	2,689

(1)

The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of distinctive food and service with signature food items and skating carhops and the method of food preparation (made-to-order). The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional, and local food service establishments, including QSR and casual dining restaurants. A significant change in pricing or other marketing strategies by one or more of those competitors could have an adverse impact on Sonic’s sales, earnings, and growth. In selling franchises, we also compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Sonic Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2011, we had 316 full-time corporate employees and approximately 11,800 full-time and part-time restaurant employees. None of our employees are subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

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

Customers

Our business is not dependent upon either a single customer or a small group of customers.

Government Contracts

No portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2011, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

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

Reports, whether true or not, of food-borne illnesses or injuries caused by food tampering have in the past severely injured the reputations of participants in the restaurant industry and could in the future affect us. The potential for terrorism of our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues, and profits.

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

The restaurant industry is intensely competitive with respect to price, service, location, personnel, dietary trends, including nutritional content of quick-service foods, and quality of food, and is often affected by changes in consumer tastes and preferences, economic conditions, population, and traffic patterns. We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources. We compete primarily through the quality, price, variety and value of food products offered and our distinctive service experience. Other key competitive factors include the number and location of restaurants, speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by us and our competitors. We cannot ensure that we will compete successfully in the restaurant industry on these factors. In addition, some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Our system also competes within the QSR industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

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

The QSR industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as interest rates, inflation, gasoline prices, energy costs, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. Economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees. Inflation can cause increased food, labor and benefits costs and can increase our operating expenses. As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or cost reduction procedures. We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

Our financial results may fluctuate depending on various factors, many of which are beyond our control.

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products, and we cannot ensure that we will be able to respond to or address the events and factors sufficiently. If customer demand decreases rapidly, our results of operations, including store-level sales and profits, would also decline precipitously. These events and factors include:

•	sales promotions and product offerings by Sonic and its competitors;
•	changes in average same-store sales and customer visits;
•	the inability to purchase sufficient levels of media;
•	variations in the price, availability and shipping costs of supplies such as food products;
•	seasonal effects on demand for Sonic’s products;
•	unexpected slowdowns in new drive-in development or franchise agreement renewals;
•	changes in competitive conditions;
•	changes in economic conditions generally, including consumer spending;
•	consumer sensitivity to price and value;
•	changes in consumer tastes and preferences;
•	changes in the cost of labor; and
•	weather and other acts of God.

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

We plan to continue to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and new drive-ins may not be profitable. The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in and acceptance of the Sonic brand in existing and new markets;
•	the identification and availability of suitable and economically viable locations;
•	sales and profit levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources and financing;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities;
•	the ability to hire and train qualified management personnel;
•	sufficient marketing efforts;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On May 20, 2011, the Company closed on a securitized financing facility comprised of a $500 million fixed rate term loan and a $100 million variable rate revolving credit facility. As of August 31, 2011, we had $497 million in outstanding debt including accrued interest under the fixed rate notes at an interest rate of 5.4%. Our leverage could have the following consequences:

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

•

Our existing and future debt obligations may contain certain covenants including limitations on liens, consolidations and mergers, indebtedness, asset dispositions, sale-leaseback transactions and transactions with affiliates, which may reduce our flexibility in responding to changing business and economic conditions. In addition, the breach of certain covenants may require us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of funds available for the operation or development of new Company Drive-Ins.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. As a result, we have and will become subject to regulatory initiatives in the area of nutritional content, disclosure and advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

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

We continue to monitor the health care reform law enacted by Congress in March of 2010. As part of that review, we are evaluating the potential impacts of this new law on our business, and accommodating various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Claims of illness or injury relating to food content, food quality or food handling are common in the QSR industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with foods we serve and that QSR marketing practices have encouraged obesity and other health issues. In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

Unreliable or inefficient drive-in technology and lack of support for drive-in technology could adversely impact operating results.

We rely on proprietary and commercially available technologies at our drive-ins, including point-of-sale and payment card systems. These systems may be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting drive-in operations. Additionally, replacement parts and support and maintenance skills may become scarce, cost prohibitive or non-existent. Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation, or subjecting us to excessive costs and liabilities.

Disruptions in the financial markets and poor economic conditions may adversely impact the availability and cost of credit and consumer spending patterns.

The disruptions to the financial markets and continuing economic downturn have adversely impacted the availability and cost of credit which has negatively impacted consumer spending patterns. There can be no assurance that various governmental responses to the disruptions in the financial markets and economic conditions will restore consumer confidence, improve consumer spending, stabilize the markets or increase liquidity or the availability of credit.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

We own or lease the land and building for all Company Drive-Ins. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease and our costs could increase because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of our drive-ins, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions. We generally cannot cancel the leases, so if an existing or future Sonic Drive-In is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close drive-ins in desirable locations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Of the 446 Company Drive-Ins operating as of August 31, 2011, we operated 199 of them on property leased from third-parties and 247 of them on property we own. The leases expire on dates ranging from 2012 to 2030, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments, and some of the leases call for additional rentals based on sales volume. All leases require Sonic to maintain the property and pay the cost of insurance and taxes. We also own the real property on which 169 Franchise Drive-Ins are operated. These leases for Franchise Drive-Ins expire on dates ranging from 2012 to 2030, with the majority of the leases providing for renewal options. The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent. These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.

Our corporate headquarters is located in Oklahoma City. We have a 15-year lease to occupy approximately 83,000 square feet. The lease expires in November 2018 and has two five-year renewal options. Sonic believes its properties are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4. (Removed and Reserved)

Item 4A. Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	56	Chairman of the Board of Directors and Chief Executive Officer	June 1985

W. Scott McLain	49	President of Sonic Corp. and President of Sonic Industries Services Inc.	April 1996

Stephen C. Vaughan	45	Executive Vice President and Chief Financial Officer	January 1996

Omar Janjua	53	President of Sonic Restaurants, Inc. and Executive Vice President of Operations of Sonic Industries Services Inc.	October 2009

Craig J. Miller	50	Senior Vice President and Chief Information Officer of Sonic Industries Services Inc.	October 2011

Danielle M. Vona	43	Vice President and Chief Marketing Officer	August 2010

Paige S. Bass	42	Vice President, General Counsel and Assistant Corporate Secretary	January 2007

Carolyn C. Cummins	53	Vice President of Compliance and Corporate Secretary	April 2004

Terry D. Harryman	46	Vice President and Controller	January 1999

Claudia San Pedro	42	Vice President of Investor Relations and Treasurer	January 2007

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

Craig J. Miller has served as Senior Vice President and Chief Information Officer of Sonic Industries Services Inc. since January 2010. He served as the Executive Vice President and Chief Information Officer for Movie Gallery, Inc., also known as Hollywood Video, from September 2008 until September 2009. In February 2010, Movie Gallery, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Miller was Senior Vice President of Shared Information Services for Bank of America from February 2005 until July 2008.

Danielle M. Vona has served as Vice President and Chief Marketing Officer of the Company since August 2010. From May of 1999 until joining Sonic in 2010, she held various management positions with PepsiCo/Pepsi-Cola North America, the most recent of which was Vice President of Propel Brand Marketing from June 2008 until July 2010.

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

Fiscal Year Ended August 31, 2011	High	Low	Fiscal Year Ended August 31, 2010	High	Low

First Quarter	$9.82	$7.30	First Quarter	$12.63	$9.05
Second Quarter	$11.53	$8.71	Second Quarter	$10.68	$8.07
Third Quarter	$11.86	$8.50	Third Quarter	$13.11	$8.29
Fourth Quarter	$11.45	$8.19	Fourth Quarter	$10.52	$7.28

Stockholders

As of October 14, 2011, the Company had 707 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future as profits are reinvested in the Company to fund expansion of its business, payments under the Company’s financing arrangements and other stockholder value-enhancing initiatives. As in the past, future payment of dividends will be considered after reviewing, among other factors, returns to stockholders, profitability expectations and financing needs.

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

Selected Financial Data

(In thousands, except per share data)

	Year ended August 31,
	2011	2010	2009(1)	2008(1)	2007(1)

Income Statement Data:
Company Drive-In sales	$410,820	$414,369	$567,436	$671,151	$646,915
Franchise Drive-Ins:
Franchise royalties	124,127	122,385	126,706	121,944	111,052
Franchise fees	1,744	2,752	5,006	5,167	4,574
Lease revenue	6,023	6,879	3,985	1,519	1,851
Other	3,237	4,541	3,148	1,978	2,810
Total revenues	545,951	550,926	706,281	801,759	767,202
Cost of Company Drive-In sales	355,291	354,659	464,876	526,180	493,520
Selling, general and administrative	64,943	66,847	63,358	61,179	58,736
Depreciation and amortization	41,225	42,615	48,064	50,653	45,103
Provision for impairment of long-lived assets	824	15,161	11,163	571	1,165
Total expenses	462,283	479,282	587,461	638,583	598,524
Other operating income (expense), net	585	(763)	12,508	2,954	3,267
Income from operations	84,253	70,881	131,328	166,130	171,945
Interest expense, net(2)	54,929	36,073	35,657	47,927	44,406
Income before income taxes	$29,324	$34,808	$95,671	$118,203	$127,539
Net income-including noncontrolling interests	20,170	25,839	64,793	82,241	90,848
Net income-noncontrolling interests	945	4,630	15,351	21,922	26,656
Net income-attributable to Sonic Corp.	$19,225	$21,209	$49,442	$60,319	$64,192

Income per share:
Basic	$0.31	$0.35	$0.81	$1.00	$0.94
Diluted	$0.31	$0.34	$0.81	$0.97	$0.91
Weighted average shares used in calculation:
Basic	61,781	61,319	60,761	60,403	68,019
Diluted	61,943	61,576	61,238	62,270	70,592

Balance Sheet Data:

Working capital (deficit)	$22,178	$15,320	$84,813	$(13,115)	$(40,784)
Property, equipment and capital leases, net	464,875	489,264	523,938	586,245	529,993
Total assets	679,742	737,320	849,041	836,312	758,520
Obligations under capital leases (including current portion)	34,063	36,256	39,461	37,385	39,318
Long-term debt (including current portion)	497,013	591,621	699,550	759,422	710,743
Stockholders’ equity (deficit)	51,833	22,566	(2,352)	(61,020)	(103,013)
Cash dividends declared per common share	–	–	–	–	–

(1)	Previously reported prior-year results have been adjusted to reflect changes in the presentation of noncontrolling interests, as well as the reclassification of gains (losses) from other revenues to other operating income (expense), net.
(2)	Includes net loss (gain) from early extinguishment of debt of $23.0 million, $0.3 million, $(6.4) million and $6.1 million for fiscal years 2011, 2010, 2009 and 2007, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2011, the Sonic system was comprised of 3,561 drive-ins, of which 13% were Company Drive-Ins and 87% were Franchise Drive-Ins. Sonic Drive-Ins feature signature menu items such as specialty drinks including cherry limeades and slushes, ice cream desserts, made-to-order sandwiches and hamburgers, six-inch premium beef hot dogs, footlong quarter pound chili cheese coneys, hand-battered onion rings, tater tots, and a unique breakfast menu. We derive our revenues primarily from Company Drive-In sales and royalties from franchisees. We also receive revenues from leasing real estate to franchisees, initial franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Costs of Company Drive-In sales relate directly to Company Drive-In sales. Other expenses, such as depreciation, amortization, and general and administrative expenses, relate to our franchising operations, as well as Company Drive-In operations. Our revenues and expenses are directly affected by the number and sales volumes of Company Drive-Ins. Our revenues and, to a lesser extent, expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings. Lease revenues are generated by leasing of land and buildings for Company Drive-Ins that have been sold to franchisees.

Overview of Business Performance. Sales momentum for fiscal year 2011 showed improvement, highlighted by positive same-store sales, particularly during the third fiscal quarter. System-wide same-store sales increased 0.5% during fiscal year 2011 as compared to a decline of 7.8% for fiscal year 2010. Same-store sales at Company Drive-Ins increased by 1.8% during fiscal year 2011 as compared to a decline of 8.8% for fiscal year 2010. We believe these results reflect the positive impact of the initiatives implemented in fiscal year 2010, including product quality improvements made over the past two years and a greater emphasis on personalized service with skating carhops. We also believe these results reflect a slightly improving economy. Positive system-wide same-store sales drive other aspects of our multi-layered growth strategy, such as our ascending royalty rate and increased operating cash flows. Net income and diluted earnings per share for fiscal year 2011 were $19.2 million and $0.31, respectively, as compared to net income of $21.2 million or $0.34 per diluted share for fiscal year 2010. Excluding an after-tax net loss of $14.4 million from the early extinguishment of debt during fiscal year 2011 and a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011, net income and diluted earnings per share for fiscal year 2011 were $32.6 million and $0.53, respectively.

Franchisees opened 40 new drive-ins and relocated or rebuilt 11 existing drive-ins during the fiscal year. While the number of new drive-in openings in fiscal year 2011 was down compared to the prior year, investments by franchisees in new and existing locations continued throughout the year. We also continued our expansion in several new markets.

The growth and success of our business is built around implementation of our brand strategy, which features the following components:

•	Improved performance of Company Drive-Ins, including consistent and improved operations execution, improved speed of service, cleanliness of drive-ins, and focus on the customer experience; and
•	Same-store sales growth fueled by re-emphasizing our core brand strengths, including high-quality products, new products and service differentiation with skating carhops.

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

	Fiscal Year Ended August 31, 2011		Fiscal Year Ended August 31, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$19,225	$0.31	$21,209	$0.34
After-tax net loss from early extinguishment of debt	14,439	0.24	202	--
Tax benefit from favorable tax settlement	(1,073)	(0.02)	--	--
Refranchising loss	--	--	492	0.01
Impairment provision	--	--	9,776	0.16
Tax benefit of stock option exchange program	--	--	(1,751)	(0.03)

Adjusted - Non-GAAP	$32,591	$0.53	$29,928	$0.48

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the years indicated as well as the system-wide change in sales and average unit volume. System-wide information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System-Wide Performance

($ in thousands)

	Year Ended August 31,
	2011	2010	2009

Percentage increase (decrease) in sales	1.9%	(5.7%)	0.7%

System-wide drive-ins in operation (1):
Total at beginning of period	3,572	3,544	3,475
Opened	43	85	141
Closed (net of re-openings)	(54)	(57)	(72)

Total at end of period	3,561	3,572	3,544

Average sales per drive-in:	$1,037	$1,023	$1,093

Change in same-store sales (2):	0.5%	(7.8%)	(4.3%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

System-wide same-store sales continued to improve during fiscal year 2011 which we believe is largely attributable to the ongoing positive impact of our strategic initiatives as well as a slightly improving economy. We implemented a number of initiatives throughout fiscal year 2010 designed to provide a unique and high quality customer service experience with the goal of improving same-store sales by driving both traffic and average check. These initiatives include focusing on customer service and improving the quality of our differentiated food and drink products. System-wide same-store sales increased 0.5% during fiscal year 2011, an improving trend as compared to a decrease of 7.8% for fiscal year 2010.

During fiscal year 2011, our system-wide media expenditures were approximately $170 million as compared to $167 million in fiscal year 2010. We use varying forms of local advertising mediums, such as television, outdoor billboards, radio, online and print to optimize media impressions in drive-in trade areas. We also continue to invest in system-wide marketing fund efforts, which are largely used for national cable television advertising. Expenditures for national media advertising represented 32% of system-wide media expenditures during fiscal year 2011, down from 43% in 2010. For fiscal year 2012, we expect system-wide media expenditures to be approximately $170 million to $175 million with expenditures for national media advertising representing approximately 45% of that amount.

The following table provides information regarding drive-in development across the system.

	000000	000000	000000
	Year ended August 31,
	2011	2010	2009
New drive-ins:
Company	3	5	11
Franchise	40	80	130
System-wide	43	85	141
Rebuilds/relocations:
Company	3	–	4
Franchise	11	23	46
System-wide	14	23	50

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)
				Percent
Year Ended August 31,	2011	2010	Increase (Decrease)	Increase (Decrease)

Revenues:
Company Drive-In sales	$410,820	$414,369	$(3,549)	(0.9%)
Franchise Drive-Ins:
Franchise royalties	124,127	122,385	1,742	1.4
Franchise fees	1,744	2,752	(1,008)	(36.6)
Lease revenue	6,023	6,879	(856)	(12.4)
Other	3,237	4,541	(1,304)	(28.7)

Total revenues	$545,951	$550,926	$(4,975)	(0.9%)

Year Ended August 31,	2010	2009	Increase (Decrease)	Percent Increase (Decrease)

Revenues:
Company Drive-In sales	$414,369	$567,436	$(153,067)	(27.0%)
Franchise Drive-Ins:
Franchise royalties	122,385	126,706	(4,321)	(3.4)
Franchise fees	2,752	5,006	(2,254)	(45.0)
Lease revenue	6,879	3,985	2,894	72.6
Other	4,541	3,148	1,393	44.3

Total revenues	$550,926	$706,281	$(155,355)	(22.0%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Year Ended August 31,
	2011	2010	2009

Company Drive-In sales	$410,820	$414,369	$567,436
Percentage (decrease)	(0.9%)	(27.0%)	(15.5%)

Company Drive-Ins in operation(1):
Total at beginning of period	455	475	684
Opened	3	5	11
Acquired from (sold to) franchisees, net	(5)	(16)	(205)
Closed (net of re-openings)	(7)	(9)	(15)

Total at end of period	446	455	475

Average sales per Company Drive-In	$920	$893	$954
Percentage increase (decrease)	3.0%	(6.4%)	(5.3%)

Change in same-store sales(2)	1.8%	(8.8%)	(6.4%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 1.8% for fiscal year 2011, as compared to a decline of 8.8% for fiscal year 2010, which represents an improving trend that we attribute to the initiatives we have implemented and a slightly improving economy. In addition to the implementation of system-wide initiatives in fiscal year 2010, we have implemented a number of initiatives at Company Drive-Ins which have contributed to their improved performance. These initiatives included restructuring management of our Company Drive-In operations to reduce excess management layers, revising the compensation program at the drive-in level, and implementing a customer service initiative to improve sales and profits. These efforts were focused on narrowing the average unit volume gap with Franchise Drive-Ins and improving restaurant-level margins. Company Drive-In sales decreased $3.5 million, or 0.9%, during fiscal year 2011 as compared 2010. An improvement in same-store sales and, to a lesser extent, new drive-in openings during fiscal year 2011 resulted in an $8.1 million increase in sales which was more than offset by a $7.2 million decrease in sales caused by the refranchising of 16 Company Drive-Ins in the second quarter of fiscal year 2010 and six drive-ins in fiscal year 2011 as well as a $4.4 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2010.

For fiscal year 2010, Company Drive-In sales decreased $153.1 million, which was largely driven by 245 drive-ins that were refranchised or closed since the beginning of fiscal year 2009 and the decline in same-store sales for existing drive-ins. Of the $153.1 million decrease, $121.3 million related to drive-ins that were refranchised or closed and $36.7 million related to same-store sales decreases for existing drive-ins driven by the impact of severe winter weather as well as a reduction of consumer spending at restaurants. These decreases were partially offset by a $4.9 million increase in sales from drive-ins opened during the period.

The following table reflects the change in franchising revenues (franchise royalties, franchise fees and lease revenues) as well as franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information

($ in thousands)

	Year Ended August 31,
	2011	2010	2009

Franchising revenues(1)	$131,894	$132,016	$135,697
Percentage increase (decrease)	(0.1%)	(2.7%)	5.5%

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,117	3,069	2,791
Opened	40	80	130
Acquired from (sold to) Company, net	5	16	205
Closed (net of re-openings)	(47)	(48)	(57)

Total at end of period	3,115	3,117	3,069

Franchise Drive-In sales	$3,278,208	$3,205,507	$3,269,930
Percentage change	2.3%	(2.0%)	4.1%

Effective royalty rate	3.79%	3.82%	3.87%

Average sales per Franchise Drive-In	$1,054	$1,043	$1,122

Change in same-store sales(3)	0.4%	(7.6%)	(3.9%)

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 0.4% for fiscal year 2011 as compared to a decline of 7.6% for the same period last year, which represents an improving trend that we attribute to the initiatives we have implemented and a slightly improving economy.

Franchise royalties increased $1.7 million for fiscal year 2011, which was primarily driven by an increase in same-store sales combined with incremental royalties from newly constructed and refranchised drive-ins. The lower effective royalty rate for fiscal year 2011 was attributable to various royalty incentive programs. Franchise royalties declined $4.3 million or 3.4% in fiscal year 2010 as compared to fiscal year 2009. Same-store sales decreases combined with a lower effective royalty rate in 2010 resulted in a decrease in royalties of $11.5 million, which was partially offset by $7.2 million in incremental royalties from newly constructed and refranchised drive-ins.

Franchise fees declined $1.0 million to $1.7 million in fiscal year 2011, which was primarily related to franchisees opening fewer drive-ins during the year as a result of the prior softer sales environment. Franchisees opened 40 new drive-ins during fiscal year 2011, down from 80 in the prior year. Franchisee investment in existing drive-ins continued during fiscal year 2011, and included the relocation or rebuild of 11 drive-ins (versus 23 in the prior year). Franchise fees declined $2.3 million to $2.8 million in fiscal year 2010 as franchisees opened 80 new drive-ins, down from 130 new drive-ins in fiscal year 2009. The decrease is primarily comprised of $1.8 million attributable to fewer new drive-in openings in fiscal 2010, as well as $0.7 million in reduced fees associated with incentives for the development of new Sonic Drive-Ins.

Other income decreased $1.3 million, or 28.7%, to $3.2 million in fiscal year 2011 from $4.5 million in fiscal year 2010 primarily due to a decrease in minority income from investments in franchise operations.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses. Noncontrolling interests of Company Drive-Ins are no longer included as part of cost of sales in the Consolidated Statements of Income. We have included noncontrolling interests for comparative purposes in the table below because we believe it is helpful in understanding the impact our new compensation program, which was implemented in the third quarter of fiscal year 2010, had on Company Drive-In margins.

Company Drive-In Margins

	Year ended August 31,		Percentage points Increase (Decrease)
	2011	2010

Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.1%	27.6%	0.5
Payroll and other employee benefits	36.1	35.2	0.9
Other operating expenses	22.3	22.8	(0.5)

Cost of sales, as reported	86.5%	85.6%	0.9

Noncontrolling interests	0.2%	1.1%	(0.9)

Pro forma cost of sales, including noncontrolling interests	86.7%	86.7%	–

	Year ended August 31,		Percentage points Increase (Decrease)
	2010	2009

Costs and expenses(1):
Company Drive-Ins:
Food and packaging	27.6%	27.6%	0.0
Payroll and other employee benefits	35.2	32.9	2.3
Other operating expenses	22.8	21.4	1.4

Cost of sales, as reported	85.6%	81.9%	3.7

Noncontrolling interests	1.1%	2.7%	(1.6)

Pro forma cost of sales, including noncontrolling interests	86.7%	84.6%	2.1

(1)	Calculated as a percentage of Company Drive-In Sales.

Operating costs for Company Drive-Ins remained flat in fiscal year 2011 as compared to the same period last year. Food and packaging cost increases during fiscal year 2011 were driven by investments in product quality improvements and higher commodity costs. Payroll and other employee benefit costs increased as a result of increased compensation costs associated with our new compensation program at the Company Drive-In level which was effective April 1, 2010. As a result of our new compensation program introduced as an alternative to our traditional ownership program, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. The new compensation program provides managers and supervisors a larger portion of guaranteed base compensation but retains a significant incentive component based on drive-in level performance. Other operating expenses decreased, as a percentage of sales, attributable to leverage from positive same-store sales. The increase in operating costs in fiscal year 2010 as compared to fiscal year 2009 was a result of high labor costs driven by minimum wage increases and the de-leveraging impact of lower same-store sales.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased 2.8% to $64.9 million during fiscal year 2011 and increased 5.5% to $66.8 million during fiscal year 2010. The decrease in SG&A expense for fiscal year 2011 was largely attributable to a decline in stock compensation expense resulting from a revision in our long-term compensation strategy as well as to declines in bad debt expense, which was primarily related to our provision for bad debt in the prior year and which has moderated in fiscal year 2011 due to an improvement in sales trends. The increase in SG&A expense for fiscal year 2010 was primarily attributable to $2.9 million in provision for bad debt expenses, as well as professional fees associated with financial restructuring services for franchisees.

Depreciation and Amortization. Depreciation and amortization expense decreased 3.3% to $41.2 million in fiscal year 2011 and decreased 11.3% to $42.6 million in fiscal year 2010. The decrease in depreciation and amortization expense for fiscal year 2011 was primarily attributable to the provision for impairment of long-lived assets recorded in the fourth quarter of fiscal 2010 and, to a lesser extent, a result of refranchising 16 Company Drive-Ins in fiscal year 2010. The decrease in depreciation and amortization expense for fiscal year 2010 was largely attributable to the refranchising of 205 Company Drive-Ins in fiscal year 2009. Capital expenditures during fiscal year 2011 were $21.2 million. For fiscal year 2012, capital expenditures are expected to be approximately $25 to $30 million.

Provision for Impairment of Long-Lived Assets. Provision for impairment of long-lived assets decreased $14.3 million for fiscal year 2011. This decrease was primarily the result of the $15.2 million non-cash impairment of long-lived assets we recorded in fiscal year 2010, to reduce the carrying cost of the related operating assets to an estimated fair value. The provision for impairment increase from $11.2 million in fiscal year 2009 to $15.2 million in fiscal year 2010 primarily related to lower sales and profits for Company Drive-Ins resulting from the sustained economic downturn and weak results during the summer months for operating stores. Assets impaired included operating drive-ins, property leased to franchisees, surplus property and other assets.

The decision whether to close or continue to operate a drive-in is made independently of the impairment process. We continue to perform quarterly analyses of certain underperforming drive-ins. It is reasonably possible that the estimate of future cash flows associated with these drive-ins could change in the future resulting in the need to write down to fair value assets associated with one or more of these drive-ins.

Net Interest Expense. The increase in net interest expense for fiscal year 2011 is primarily the result of a $28.2 million loss from the early extinguishment of debt related to the refinancing of our previously outstanding debt in May 2011. In addition, net interest expense for fiscal year 2011 includes a $5.2 million gain from the early extinguishment of debt that resulted from purchasing a portion of our Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) at a discount in the second quarter of fiscal year 2011. Excluding the early extinguishments of debt, net interest expense decreased $3.9 million for fiscal year 2011 from 2010, primarily attributable to lower levels of borrowings stemming from $120.4 million in debt buy-backs of our 2006 Variable Funding Notes and Series 2006-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2006 Fixed Rate Notes” and, together with the 2006 Variable Funding Notes, the “2006 Notes”) and scheduled principal payments of $45.4 million since fiscal year 2010. See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on our May 2011 refinancing and factors that could impact interest expense.

Income Taxes. The provision for income taxes, excluding income attributable to noncontrolling interests, reflects an effective tax rate of 32.3% for fiscal year 2011 compared with 29.7% for fiscal year 2010. The increase for fiscal year 2011 was primarily attributable to a $1.8 million tax benefit associated with the stock option exchange program that was implemented during the third quarter of fiscal year 2010, partially offset by a $1.1 million decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011. The provision for income taxes, excluding income attributable to noncontrolling interests, reflects an effective tax rate of 38.4% for fiscal year 2009. The decline in the tax rate for fiscal year 2010 as compared to 2009 was primarily related to the $1.8 million tax benefit recognized in 2010 discussed earlier. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of option exercises and dispositions by option-holders, changes to uncertain tax positions and as circumstances on individual tax matters change.

Net Income - Noncontrolling Interests. As a result of the change to a new compensation program for Company Drive-Ins, compensation costs that were formerly reflected as noncontrolling interests relating to store-level managers are now included in payroll and other employee benefits. Primarily due to this change, net income - noncontrolling interests decreased 79.6% to $0.9 million in fiscal year 2011 and decreased 69.8% to $4.6 million for fiscal year 2010.

Financial Position

Total assets decreased $57.6 million, or 7.8%, to $679.7 million during fiscal year 2011 from $737.3 million at the end of fiscal year 2010. This decrease was primarily attributable to a $56.2 million decrease in current restricted and unrestricted cash resulting from scheduled principal payments on our debt in addition to the repurchase of a portion of our 2006 Variable Funding Notes in December 2010. Additionally, net property, equipment and capital leases decreased by $24.4 million resulting primarily from depreciation during the year. These decreases were offset by a $12.8 million increase in our income tax receivable and a $9.6 million net increase in debt origination costs related to our May 2011 refinancing. The income tax receivable at August 31, 2011 consists of $10.1 million for prior-year deductions to be claimed on amended returns and $2.7 million of current-year overpayments.

Total liabilities decreased $86.8 million, or 12.2%, to $627.9 million during fiscal year 2011 from $714.8 million at the end of fiscal year 2010. This decrease was primarily the result of the repurchase of our 2006 Variable Funding Notes discussed above and scheduled principal repayments of $45.4 million during fiscal year 2011.

Total stockholders’ equity increased $29.3 million, or 129.7%, to $51.8 million during fiscal year 2011 from $22.6 million at the end of fiscal year 2010. The increase was largely attributable to current year earnings of $19.2 million and a $5.6 million increase in paid-in capital relating to stock-based compensation.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $6.5 million to $84.1 million for fiscal year 2011 as compared to $77.6 million in fiscal year 2010. This increase primarily relates to an improvement in same-store sales and a reduction in income tax payments during fiscal year 2011 as compared to the same period in the prior year. These increases were partially offset by changes in restricted cash.

Investing Cash Flows. Cash used in investing activities increased $6.7 million to $16.1 million for fiscal year 2011 as compared to $9.4 million in fiscal year 2010. The increase in cash used in investing activities during fiscal year 2011 primarily relates to a $8.9 million decrease of proceeds from the disposition of assets that were sold in fiscal year 2009 and became unrestricted in the first quarter of fiscal year 2010, partially offset by a $3.3 million decrease in purchases of property and equipment. The following table sets forth the components of our investments in capital additions for fiscal year 2011 (in millions):

Replacement equipment and technology for existing drive-ins and other	$7.9
Corporate technology investments	6.0
Rebuilds, relocations and remodels of existing drive-ins	3.5
New Company Drive-Ins, including drive-ins under construction	3.1
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.7

Total investing cash flows for capital additions	$21.2

Financing Cash Flows. Net cash used in financing activities increased $4.8 million to $124.6 million for fiscal year 2011 as compared to $119.8 million in fiscal year 2010. During the third quarter of fiscal year 2011 we refinanced our previously outstanding debt as described below, which was the primary reason for the increase. The overall increase in cash used in financing activities was partially offset by a decrease in restricted cash related to our new debt obligations and purchases of noncontrolling interests as our new compensation program was completed April 1, 2010.

On May 20, 2011, various subsidiaries of ours (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At August 31, 2011, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $497.0 million and carried a weighted-average interest cost of 5.8%, including the effect of the loan origination costs described below.

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes"). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is payable monthly at rates equal to the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. We borrowed $35 million under the 2011 Variable Funding Notes facility at closing and have the ability to draw additional amounts under the facility from time to time as needed. In June 2011, we repaid the outstanding balance under our 2011 Variable Funding Notes.

We used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay our existing 2006 Notes in full and to pay the costs associated with the securitized financing transaction, including the existing noteholder and insurer make-whole premiums.

Loan origination costs associated with our 2011 refinancing totaled $16.4 million and were allocated between the 2011 Notes. Loan costs are being amortized over each note’s expected life. The amount of loan costs expected to be amortized over the next twelve months is reflected in “other current assets” on the Consolidated Balance Sheets.

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

We anticipate fiscal year 2012 interest expense on our 2011 Fixed Rate Notes, including the amortization of loan origination costs, to be approximately $32 million annually, as a result of our refinancing and are scheduled to make principal payments on our 2011 Fixed Rate Notes of approximately $15 million during fiscal year 2012. Mandatory principal payments of $15 million annually under the new financing versus mandatory principal payments paid in fiscal year 2011 of $45.4 million will significantly increase the amount of our available free cash flow. For additional information on our May 2011 refinancing, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Prior to the refinancing, during the second quarter of fiscal year 2011, we repurchased $62.5 million of our 2006 Variable Funding Notes in a privately negotiated transaction. We recognized a gain of $5.2 million on the extinguishment of these notes during the second fiscal quarter of 2011.

The 2011 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters. If certain covenants or restrictions are not met, the 2011 Notes are subject to customary accelerated repayment events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

We plan capital expenditures of approximately $25 to $30 million in fiscal year 2012. These capital expenditures primarily relate to drive-in level expenditures, technology infrastructure expenditures and the development of additional Company Drive-Ins. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

As of August 31, 2011, our total cash balance of $50.5 million ($29.5 million of unrestricted and $21.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, borrowing activity, refranchising and capital expenditures mentioned above. In addition, we expect refunds from amended tax returns and current-year overpayments totaling approximately $12.8 million to be received or applied to other tax obligations during fiscal year 2012. We believe that existing cash, funds generated from operations and the undrawn availability of $100 million under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

On October 13, 2011, subsequent to the end of our 2011 fiscal year, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we are authorized to purchase up to $30 million of our outstanding shares of common stock through August 31, 2012. The purchases may be made from time to time on the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time. We plan to fund the stock repurchase program from existing cash on hand at August 31, 2011 and cash flows from operations.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements. Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 7 - Leases and note 17 – Commitments and Contingencies to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. The following table presents our commitments and obligations as of August 31, 2011 (in thousands):

		Payments Due by Fiscal Year
	Total	Less than 1 Year (2012)	1 – 3 Years (2013 to 2014)	3 – 5 Years (2015 to 2016)	More than 5 Years (2017 and thereafter)
Contractual Obligations
Long-term debt(1)	$660,167	$41,813	$ 81,290	$ 77,553	$ 459,511
Capital leases	45,138	5,992	11,466	10,354	17,326
Operating leases	173,231	12,325	23,892	22,773	114,241
Purchase obligations(2)	104,951	26,984	52,380	25,587	–
Other(3)	16,022	–	–	–	–
Total	$999,509	$87,114	$ 169,028	$ 136,267	$ 591,078

(1)	Includes scheduled principal and interest payments on our 2011 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with an anticipated repayment date in May 2018.
(2)	Includes the Company’s estimated share of system-wide commitments to purchase food products. We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.
(3)	Includes $4.8 million of unrecognized tax benefits related to uncertain tax positions and $11.2 million related to guarantees of franchisee leases and loan agreements. As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

Impact of Inflation

We are impacted by inflation which has caused increases in our food, labor and benefits costs and has increased our operating expenses. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and reviewing, then implementing, alternative products or processes, or by implementing other cost reduction procedures.

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

We perform an annual review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe the following significant accounting policies and estimates involve a high degree of risk, judgment and/or complexity.

Impairment of Long-Lived Assets. We review Company Drive-In assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors. During fiscal year 2011, we reviewed Company Drive-Ins and other long-lived assets with combined carrying amounts of $27.9 million in property, equipment and capital leases for possible impairment, and our cash flow assumptions resulted in impairment charges totaling $0.8 million to write down certain assets to their estimated fair value.

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

During the fourth quarter of fiscal year 2011, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated. As of the impairment testing date, the fair value of the Company Drive-In reporting unit exceeded the carrying value by approximately 9.3%. As of August 31, 2011, the Company had $81.6 million of goodwill, of which $75.6 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. If cash flows generated by our Company Drive-Ins were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

Our franchisees are required under the provisions of the license agreements to pay royalties to Sonic each month based on a percentage of actual sales. However, the royalty payments and supporting financial statements are not due until the following month under the terms of our franchise agreements. As a result, we accrue royalty revenue in the month earned.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in note 13 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Form 10-K. The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded during fiscal year 2011 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

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

Leases. We lease the land and buildings for certain Company Drive-Ins from third parties. Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options. Judgment is required to determine options expected to be exercised. Within the terms of some of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate. The lease term commences on the date when we have the right to control the use of lease property, which can occur before rent payments are due under the terms of the lease. Contingent rent is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

Accounts and Notes Receivable. We charge interest on past due accounts receivable and recognize income as it is collected. Interest accrues on notes receivable based on the contractual terms of the respective note. We monitor all accounts and notes receivable for delinquency and provide for estimated losses for specific receivables that are not likely to be collected. We assess credit risk for accounts and notes receivable of specific franchisees based on payment history, current payment patterns, the health of the franchisee’s business, and an assessment of the franchisee’s ability to pay outstanding balances. In addition to allowances for bad debt for specific franchisee receivables, a general provision for bad debt is estimated for accounts receivable based on historical trends. Account balances generally are charged against the allowance when we believe it is probable that the receivable will not be recovered and legal remedies have been exhausted. We continually review our allowance for doubtful accounts.

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

Interest Rate Risk. Our exposure to interest rate risk at August 31, 2011 is primarily based on the 2011 Fixed Rate Notes with an effective rate of 5.4%, before amortization of debt-related costs. At August 31, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $497.0 million (including accrued interest). Management used market information available for public debt transactions for companies with ratings that are at or below our ratings. Management believes this fair value is a reasonable estimate with the information that is available. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $26 million, respectively. The fair value estimate requires significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.

We have made certain loans to our franchisees totaling $9.5 million as of August 31, 2011. The interest rates on these notes are generally between 5.25% and 10.5%. We believe the carrying amount of these notes approximates their fair value.

Commodity Price Risk. The Company and its franchisees purchase certain commodities such as beef, potatoes, chicken and dairy products. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing price floors or caps; however, we generally do not make any long-term commitments to purchase any minimum quantities under these arrangements other than as disclosed above in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Contractual Obligations and Commitments.” We also do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of August 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2011 of Sonic Corp. and our report dated October 28, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 28, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Sonic has posted copies of these codes on the investor section of its internet website at the internet address: http://www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2011 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:

Page

Schedule II	-	Valuation and Qualifying Accounts	F-33

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

3.05. Bylaws of the Company, as amended and restated January 14, 2010, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for fiscal year ended August 31, 2010.

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

10.07. 1991 Sonic Corp. Stock Purchase Plan, amended and restated effective April 30, 2011.*

10.08. Sonic Corp. Savings and Profit Sharing Plan, as amended and restated effective October 1, 2010.*

10.09. Nonqualified Deferred Compensation Plan, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the third fiscal quarter ended May 31, 2011.*

10.10. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.11. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.12. Employment Agreement with J. Clifford Hudson dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.13. Employment Agreement with W. Scott McLain dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.05 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.14. Employment Agreement with Omar Janjua dated October 15, 2009 which the Company hereby incorporates by reference from Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended August 31, 2009.*

10.15. Employment Agreement with Stephen C. Vaughan dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.09 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.16. Employment Agreement with Paige S. Bass dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.17. Employment Agreement with Carolyn C. Cummins, which the Company hereby incorporates by reference from Exhibit 10.03 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.18. Employment Agreement with Terry D. Harryman dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.04 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.19. Employment Agreement with Claudia San Pedro dated December 15, 2008, which the Company hereby incorporates by reference from Exhibit 10.06 to the Company’s Form 10-Q for the second fiscal quarter ended February 28, 2009.*

10.20. Employment Agreement with Danielle M. Vona dated August 5, 2010, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended August 31, 2010.*

10.21. Employment Agreement with Craig J. Miller dated April 21, 2010.*

10.22. 1991 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(4) to the Company’s Schedule TO filed March 31, 2010.*

10.23. 1991 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company hereby incorporates by reference from Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 31, 2010.*

10.24. 2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.25. 2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 31, 2010.*

10. 26. Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2011.*

10. 27. Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company hereby incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

10.28. Sonic Corp. Senior Executive Cash Incentive Plan dated January 6, 2011, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed on April 8, 2011.*

10.29. Sonic Corp. Employee Cash Incentive Plan dated January 6, 2011, which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed on April 8, 2011.*

10.30. Nonqualified Deferred Compensation Plan dated June 6, 2011, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed on July 8, 2011.*

10.31. Base Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2011.

10.32. Supplemental Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes, and Citibank, N.A. as Trustee and the Series 2011-1 Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2011.

10.33. Class A-1 Note Purchase Agreement dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer and Sonic Industries Services Inc., as Manager, certain private conduit investors, financial institutions and funding agents, Barclays Bank PLC, as provider of letters of credit, and Barclays Bank PLC, as a swing-line lender and as Administrative Agent of the Fixed Rate Notes, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2011.

10.34. Guarantee and Collateral Support Agreement dated May 20, 2011 made by Sonic Franchising LLC, as Guarantor in favor of Citibank N.A. as Trustee, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K filed on May 26, 2011.

10.35. Parent Company Support Agreement dated May 20, 2011 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on May 26, 2011.

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

31.01. Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

31.02. Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

32.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial information from our Annual Report on Form 10-K for fiscal year 2011, filed with the SEC on October 28, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at August 31, 2011 and August 31, 2010, (ii) the consolidated statements of income for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iii) the consolidated statements of stockholders' equity (deficit) for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iv) the consolidated statements of cash flows for the years ended August 31, 2011, August 31, 2010 and August 31, 2009 and (v) the Notes to Consolidated Financial Statements.(1)

(1) The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Corp.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2011, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 28, 2011

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2011	2010
	(In Thousands)
Assets

Current assets:
Cash and cash equivalents	$29,509	$86,036
Restricted cash	12,850	12,546
Income taxes receivable	12,776	–
Accounts and notes receivable, net	24,558	25,463
Inventories	3,503	3,674
Prepaid expenses	4,523	3,917
Other current assets	5,738	2,292

Total current assets	93,457	133,928

Noncurrent restricted cash	8,108	9,685

Notes receivable, net	11,086	8,824

Property, equipment and capital leases, net	464,875	489,264

Goodwill	81,625	82,089

Debt origination costs, net	13,124	6,176

Other assets, net	7,467	7,354

Total assets	$679,742	$737,320

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2011	2010
	(In Thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,135	$11,772
Deposits from franchisees	2,897	3,299
Accrued liabilities	33,532	33,332
Income taxes payable	4,775	5,072
Current maturities of long-term debt and capital leases	18,940	65,133

Total current liabilities	71,279	118,608

Obligations under capital leases due after one year	30,302	32,872
Long-term debt due after one year	481,835	529,872
Other noncurrent liabilities	17,265	18,421
Deferred income taxes	27,228	14,981
Commitments and contingencies (Notes 7, 8, 15, 16 and 17)

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 118,309,094 in 2011 and 118,313,450 in 2010	1,183	1,183
Paid-in capital	229,399	224,453
Retained earnings	687,431	670,488
Accumulated other comprehensive loss	–	(843)

	918,013	895,281
Treasury stock, at cost; 56,315,651 shares in 2011 and 56,676,425 shares in 2010	(866,317)	(872,937)

Total Sonic Corp. stockholders’ equity	51,696	22,344

Noncontrolling interests	137	222
Total stockholders’ equity	51,833	22,566

Total liabilities and stockholders’ equity	$679,742	$737,320

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2011	2010	2009
	(In Thousands, Except Per Share Data)
Revenues:
Company Drive-In sales	$410,820	$414,369	$567,436
Franchise Drive-Ins:
Franchise royalties	124,127	122,385	126,706
Franchise fees	1,744	2,752	5,006
Lease revenue	6,023	6,879	3,985
Other	3,237	4,541	3,148

	545,951	550,926	706,281

Costs and expenses:
Company Drive-Ins:
Food and packaging	115,516	114,281	156,521
Payroll and other employee benefits	148,472	145,688	186,545
Other operating expenses, exclusive of depreciation and amortization included below	91,303	94,690	121,810

	355,291	354,659	464,876

Selling, general and administrative	64,943	66,847	63,358
Depreciation and amortization	41,225	42,615	48,064
Provision for impairment of long-lived assets	824	15,161	11,163

	462,283	479,282	587,461

Other operating income (expense), net	585	(763)	12,508

Income from operations	84,253	70,881	131,328

Interest expense	32,600	36,707	43,457
Interest income	(706)	(948)	(1,418)
Net loss (gain) from early extinguishment of debt	23,035	314	(6,382)

Net interest expense	54,929	36,073	35,657

Income before income taxes	29,324	34,808	95,671
Provision for income taxes	9,154	8,969	30,878

Net income - including noncontrolling interests	20,170	25,839	64,793
Net income - noncontrolling interests	945	4,630	15,351

Net income - attributable to Sonic Corp.	$19,225	$21,209	$49,442

Basic income per share	$0.31	$0.35	$0.81

Diluted income per share	$0.31	$0.34	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
	(In Thousands)
Balance at August 31, 2008	117,045	$1,170	$209,316	$599,956	$(2,191)	$(872,367)	$3,097	$(61,019)
Comprehensive Income:
Net income	–	–	–	49,442	–	–	15,351	64,793
Net change in deferred hedging losses, net of tax of $428	–	–	–	–	691	–	–	691

Total comprehensive income, net of income taxes								65,484
Purchases of noncontrolling interests in Company Drive-Ins	–	–	–	–	–	–	(11,753)	(11,753)
Proceeds from sale of noncontrolling interests in Company Drive-Ins	–	–	–	–	–	–	5,190	5,190
Changes to noncontrolling interests	–	–	–	–	–	–	(9,969)	(9,969)
Stock-based compensation expense	–	–	6,910	–	–	–	–	6,910
Exercise of stock options	736	8	4,503	–	–	–	–	4,511
Purchase of treasury stock	–	–	–	–	–	(713)	–	(713)
Deferred tax shortfall from stock-based compensation	–	–	(993)	–	–	–	–	(993)

Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$(1,500)	$(873,080)	$1,916	$(2,352)

Comprehensive Income:
Net income	–	–	–	21,209	–	–	4,630	25,839
Net change in deferred hedging losses, net of tax of $462	–	–	–	–	657	–	–	657

Total comprehensive income, net of income taxes								26,496
Purchases of noncontrolling interests in Company Drive-Ins	–	–	(6,725)	–	–	–	(9,277)	(16,002)
Proceeds from sale of noncontrolling interests in Company Drive-Ins	–	–	502	–	–	–	613	1,115
Changes to noncontrolling interests	–	–	–	–	–	–	2,340	2,340
Stock-based compensation expense	–	–	7,666	–	–	–	–	7,666
Exercise of stock options and issuance of restricted stock	532	5	3,374	(119)	–	221	–	3,481
Purchase of treasury stock	–	–	–	–	–	(78)	–	(78)
Deferred tax shortfall from stock-based compensation	–	–	(100)	–	–	–	–	(100)

Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566

Sonic Corp.

Consolidated Statements of Stockholders’ Equity (Deficit) (cont.)

					Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
	(In Thousands)
Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566
Comprehensive Income:
Net income	–	–		19,225	–	–	945	20,170
Net change in deferred hedging losses, net of tax of $522	–	–		–	843	–	–	843

Total comprehensive income, net of income taxes								21,013
Changes to noncontrolling interests	–	–	1,866	–	–	–	(1,030)	836
Stock-based compensation expense	–	–	5,644	–	–	–	–	5,644
Exercise of stock options and issuance of restricted stock	(4)	–	(2,267)	(2,197)	–	6,594	–	2,130
Other	–	–	(297)	(85)	–	26	–	(356)

Balance at August 31, 2011	118,309	$1,183	$229,399	$687,431	$–	$(866,317)	$137	$51,833

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities
Net income - including noncontrolling interests	$20,170	$25,839	$64,793
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	41,225	42,615	48,064
Loss (gain) on dispositions of assets, net	(585)	763	(12,506)
Stock-based compensation expense	5,644	7,666	6,910
Noncontrolling interests	(945)	(4,630)	(15,351)
Provision for impairment of long-lived assets	824	15,161	11,163
Net loss (gain) from early extinguishment of debt	23,035	314	(6,382)
Other	2,165	328	4,730
Decrease (increase) in operating assets:
Restricted cash	(5,136)	4,465	126
Accounts receivable and other assets	(2,124)	292	(2,149)
Increase (decrease) in operating liabilities:
Accounts payable	(552)	(522)	(5,001)
Accrued and other liabilities	(281)	(1,440)	(4,003)
Income taxes	662	(13,247)	7,141

Total adjustments	63,932	51,765	32,742

Net cash provided by operating activities	84,102	77,604	97,535

Cash flows from investing activities
Purchases of property and equipment	(21,200)	(24,468)	(36,145)
Acquisition of businesses, net of cash received	(438)	–	–
Decrease (increase) in notes receivable	(240)	1,534	572
Proceeds from sale of assets	6,448	14,271	84,986
Other	(643)	(720)	(187)

Net cash provided by (used in) investing activities	(16,073)	(9,383)	49,226

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2011	2010	2009
	(In Thousands)

Cash flows from financing activities
Payments on and purchases of debt	$(624,171)	$(106,296)	$(64,838)
Proceeds from borrowings	535,000	–	12,495
Restricted cash for securitization obligations	6,409	(209)	(487)
Proceeds from exercise of stock options	2,130	3,404	3,794
Proceeds from sale of noncontrolling interests	40	613	5,190
Purchases of noncontrolling interests	(182)	(9,277)	(11,753)
Debt issuance and extinguishment costs	(40,248)	–	–
Other	(3,534)	(8,017)	2,169

Net cash used in financing activities	(124,556)	(119,782)	(53,430)

Net (decrease) increase in cash and cash equivalents	(56,527)	(51,561)	93,331

Cash and cash equivalents at beginning of the year	86,036	137,597	44,266

Cash and cash equivalents at end of the year	$29,509	$86,036	$137,597

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $23, $25 and $212, respectively)	$29,033	$32,184	$38,446
Income taxes (net of refunds)	10,523	25,534	12,961
Additions to capital lease obligations	1,340	446	5,299
Accounts and notes receivable and decrease in capital lease obligations from property and equipment sales	–	391	4,412
Stock options exercised by stock swap	1,572	78	713
Change in obligation for purchase of property and equipment	(524)	3,208	(1,162)

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service drive-ins in the United States. It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees. The Company also leases signs and real estate, and receives equity earnings in noncontrolling ownership in a number of Franchise Drive-Ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its Company Drive-Ins. All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash

As of August 31, 2011, the Company had restricted cash balances totaling $21.0 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements. The current portion of restricted cash of $12.9 million represents amounts to be returned to Sonic or paid to service current debt obligations. The noncurrent portion of $8.1 million represents interest reserves required to be set aside for the duration of the debt.

Accounts and Notes Receivable

The Company charges interest on past due accounts receivable and recognizes income as it is collected. Interest accrues on notes receivable based on the contractual terms of the respective note. The Company monitors all accounts and notes receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. The Company assesses credit risk for accounts and notes receivable of specific franchisees based on payment history, current payment patterns, the health of the franchisee’s business, and an assessment of the franchisee’s ability to pay outstanding balances. In addition to allowances for bad debt for specific franchisee receivables, a general provision for bad debt is estimated for the Company’s accounts receivable based on historical trends. Account balances generally are charged against the allowance when the Company believes it is probable that the receivable will not be recovered and legal remedies have been exhausted. The Company continually reviews its allowance for doubtful accounts.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

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

Goodwill and Other Intangible Assets

Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis. The Company’s reporting units are defined as Company Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in note 14 - Segment Information). The accounting guidance requires a two-step process for testing impairment. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.

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

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, franchise fees, and other intangibles. Amortization expense is calculated using the straight-line method over the expected period of benefit, not exceeding 20 years. See note 5 - Goodwill and Other Intangibles for additional disclosures related to goodwill and other intangibles.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Ownership Structure

Company Drive-Ins are drive-in operations in which the Company’s operating subsidiary, Sonic Restaurants, Inc. (“SRI”), owns a controlling ownership interest. Historically, Company Drive-Ins have operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in own a noncontrolling interest (generally, the “ownership program”). Under the ownership program, managers and supervisors shared in the cash flow for their Company Drive-In but were also responsible for their share of any losses incurred by the drive-in. Effective April 1, 2010, the Company introduced a new compensation program as an alternative to the ownership program to improve retention. While partners and supervisors do not have an ownership interest in their drive-in(s) under the new compensation program, the program provides managers and supervisors a larger portion of guaranteed base compensation but retains a significant incentive component based on drive-in level performance.

For those Company Drive-Ins still in the Company’s ownership program, noncontrolling interests are recorded as a component of equity on the Consolidated Balance Sheets, and our partners’ share of the drive-in earnings are reflected as net income—noncontrolling interests on the Consolidated Statements of Income.

Under the ownership program, the Company acquires noncontrolling interests in Company Drive-Ins as managers and supervisors sell their ownership interests. If the purchase price of a noncontrolling interest that we acquire exceeds the net book value of the assets underlying the partnership interest, the excess is recorded as paid-in capital. The acquisition of a noncontrolling interest for less than book value is recorded as a reduction in paid-in capital.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Company Drive-In sales is recognized when food and beverage products are sold. Company Drive-In sales are presented net of sales tax and other sales-related taxes.

Initial franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable. Area development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual area development agreements are met. Both initial franchise fees and area development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees are required under the provisions of the license agreements to pay the Company royalties each month based on a percentage of actual sales. However, the royalty payments and supporting financial statements are not due until the following month under the terms of the franchise agreements. As a result, the Company accrues royalty revenue in the month earned.

Operating Leases

Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the options. Within the terms of some of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when appropriate. The lease term commences on the date when the Company has the right to control the use of the leased property, which can occur before rent payments are due under the terms of the lease. Contingent rent is generally based on sales levels and is accrued at the point in time it is probable that such sales levels will be achieved.

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred. Such costs amounted to $22.5 million in fiscal years 2011 and 2010. In fiscal year 2009 these costs totaled $33.0 million.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and funds other national media and sponsorship opportunities. As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

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

The following table shows total stock-based compensation expense and the tax benefit included in the Consolidated Statements of Income and the effect on basic and diluted earnings per share for the years ended August 31:

	2011	2010	2009
Stock-based compensation	$5,644	$7,666	$6,910
Income tax benefit	(1,315)	(4,260)	(2,452)

Net stock-based compensation expense	$4,329	$3,406	$4,458

Impact on net income per share:
Basic	$0.07	$0.05	$0.07
Diluted	$0.07	$0.05	$0.07

The Company grants both incentive and non-qualified stock options. For grants of non-qualified stock options, the Company expects to recognize a tax benefit upon exercise of the option, so the full tax benefit is recognized on the related stock-based compensation expense. For grants of incentive stock options, a tax benefit only results if the option holder has a disqualifying disposition. As a result of the limitation on the tax benefit for incentive stock options, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate, and will vary depending on the timing of employees’ exercises and sales of stock. However, in fiscal year 2010, the Company executed a stock option exchange which resulted in an additional tax benefit of $1.8 million for the conversion of eligible incentive stock options to nonqualified stock options. Additional information regarding the stock option exchange program is provided in note 13 - Stockholders’ Equity.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options and disqualifying dispositions of incentive stock options.

The threshold for recognizing the financial statement effects of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Additional information regarding the Company’s unrecognized tax benefits is provided in note 12 - Income Taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the Financial Accounting Standards Board (“FASB”):

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$11,338	$–	$–	$11,338
Restricted cash (current)	12,850	–	–	12,850
Restricted cash (noncurrent)	8,108	–	–	8,108

Total	$32,296	$–	$–	$32,296

At August 31, 2011 the fair value of the Company’s 2011 Fixed Rate Notes (as defined in note 10 – Debt below) approximated the carrying value of $497.0 million (including accrued interest).

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

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

At August 31, 2010 the fair value of the Company’s 2006 Fixed Rate Notes (as defined in note 10 – Debt below) was estimated at $388.1 million versus a carrying value of $404.0 million (including accrued interest). The fair value of the Company’s 2006 Variable Funding Notes (as defined in note 10 – Debt below) at August 31, 2010 was estimated at $163.6 million versus a carrying value of $187.3 million (including accrued interest).

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, which means these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, goodwill and other intangible assets. Refer to sections “Accounting for Long-Lived Assets” and “Goodwill and Other Intangible Assets,” discussed above, for inputs and valuation techniques used to measure the fair value of these nonfinancial assets. The fair value was based upon management’s assessment as well as appraisals or independent assessments which involved Level 3 inputs. There were impairment charges related to long-lived assets of $0.8 million, $15.2 million and $11.2 million in fiscal years 2011, 2010 and 2009 respectively. See note 3 - Impairment of Long-Lived Assets for a description of the impairment.

Noncontrolling Interests

Effective September 1, 2009, the Company implemented Accounting Standards Codification, (“ASC”) Topic 810, “Consolidation,” which requires noncontrolling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheets. It also requires the amount of consolidated net income related to noncontrolling interests to be clearly presented on the face of the consolidated statements of income.

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

New Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This pronouncement was issued to simplify how entities test goodwill for impairment. Under this pronouncement, entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2011	2010	2009

Numerator:
Net income – attributable to Sonic Corp.	$19,225	$21,209	$49,442

Denominator:
Weighted average common shares outstanding – basic	61,781	61,319	60,761
Effect of dilutive employee stock options and unvested restricted stock units	162	257	477

Weighted average common shares – diluted	61,943	61,576	61,238

Net income per common share – basic	$0.31	$0.35	$0.81

Net income per common share – diluted	$0.31	$0.34	$0.81

Anti-dilutive securities excluded(1)	6,367	6,834	6,493

(1)Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

3. Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2011, 2010 and 2009, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. The recoverability of Company Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. When impairment exists, the carrying value of the asset is written down to fair value.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

During fiscal year 2011, the Company’s assessment of long-lived assets resulted in provisions for impairment totaling $0.8 million. These write-downs were completed to reduce to fair value the carrying amount of surplus properties and properties leased to franchisees.

During fiscal year 2010, the Company experienced lower sales and profits in Company Drive-Ins due to the sustained economic downturn and weaker results than anticipated during the summer months for operating stores. Accordingly, the Company revised its future sales growth assumptions and estimated cash flows in assessing the recoverability of its investments in Company Drive-Ins. These analyses resulted in provisions for impairment totaling $15.2 million, which primarily consisted of $11.3 million to write down the carrying amount of building and leasehold improvements on underperforming drive-ins, $2.3 million to write down the carrying amount of property leased to franchisees and $0.6 million to reduce to fair value the carrying amount of twelve surplus properties.

During fiscal year 2009, the Company’s assessment of long-lived assets resulted in provisions for impairment totaling $11.2 million, including $7.5 million to write down the carrying amount of building and leasehold improvements on underperforming drive-ins, $3.3 million to write down the carrying amount of equipment on underperforming drive-ins and $0.4 million to reduce to fair value the carrying amount of six surplus properties.

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31:

	2011	2010
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$17,729	$18,021
Notes receivable from franchisees	3,173	4,432
Notes receivable from advertising funds	1,500	2,440
Other	4,853	3,769

	27,255	28,662
Less allowance for doubtful accounts and notes receivable	2,697	3,199

	$24,558	$25,463

Noncurrent Notes Receivable:
Notes receivable from franchisees	$6,286	$4,244
Notes receivable from advertising funds	5,469	4,591
Less allowance for doubtful notes receivable	669	11

	$11,086	$8,824

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The notes receivable from advertising funds represent transactions in the normal course of business. See note 1 – Summary of Significant Accounting Policies for further discussion of the Company’s accounts and notes receivable.

The following table summarizes the activity in the allowance for doubtful accounts related to the Company’s notes receivable:

Balance at August 31, 2010	$54
Additions to provision	694

Balance at August 31, 2011	$748

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

5. Goodwill and Other Intangibles

As of August 31, 2011, the Company had $81.6 million of goodwill, of which $75.6 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. There have been no changes in the goodwill balance attributable to the Franchise Operations segment since August 31, 2010. The changes in the carrying amount of goodwill for fiscal years ending August 31 were as follows:

	2011	2010
Balance as of September 1	$82,089	$82,343
Goodwill acquired during the year	427	21
Goodwill disposed of for noncontrolling interests in Company Drive-Ins	(891)	(5)
Goodwill disposed of related to the sale of Company Drive-Ins	–	(270)

Balance as of August 31	$81,625	$82,089

The gross carrying amount of franchise agreements, franchise fees and other intangibles subject to amortization was $6.8 million and $7.0 million at August 31, 2011 and 2010, respectively. Accumulated amortization related to these intangible assets was $2.6 million and $2.2 million at August 31, 2011 and 2010, respectively. Intangible assets amortization expense for the fiscal years ended August 31, 2011, 2010 and 2009 was $0.4 million, $0.5 million and $0.5 million, respectively. Estimated intangible assets amortization expense is $0.4 million for fiscal year 2012 and $0.3 million annually for fiscal years 2013, 2014, 2015 and 2016.

6. Refranchising of Company Drive-Ins

During fiscal year 2009, the Company refranchised the operations of 205 Company Drive-Ins and recorded a $13.2 million gain. The Company retained a noncontrolling operating interest in 88 of these refranchised drive-ins. In fiscal years 2011 and 2010, the Company refranchised the operations of six and 16 Company Drive-Ins, respectively. Gains and losses are recorded as other operating income (expenses), net on the Consolidated Statements of Income. The Company may periodically refranchise other operations when conditions warrant.

7. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases with lease terms expiring through September 2030. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next 10 years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years.

In fiscal year 2009, as a component of the refranchising of Company Drive-Ins, the Company executed two significant master lease agreements with franchisees. These leases consist of leasing land, building and signs for a period of 15 years and are classified as operating leases. There are four renewal options at the end of the primary term for periods of five years for property that is owned by the Company. For property owned by third parties, the lease term runs concurrent with the term of the third party lease arrangements. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Both leases contain escalation clauses based on sales over the life of the lease.

Certain Company Drive-Ins lease land and buildings from third parties. These leases, with lease terms expiring through August 2030, include provisions for contingent rents that may be paid on the basis of a percentage of sales in excess of stipulated amounts. For the majority of leases, the land portions are classified as operating leases, and the building portions are classified as capital leases.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Direct Financing Leases

Components of net investment in direct financing leases are as follows at August 31:

	2011	2010

Minimum lease payments receivable	$1,530	$1,982
Less unearned income	374	496

Net investment in direct financing leases	1,156	1,486
Less amount due within one year	294	375

Amount due after one year	$862	$1,111

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2011 are as follows:

	Operating	Direct Financing

Years ending August 31:
2012	$7,326	$368
2013	8,638	277
2014	9,207	194
2015	9,277	141
2016	9,129	90
Thereafter	90,119	460

	133,696	1,530
Less unearned income	–	374

	$133,696	$1,156

Capital Leases

Components of obligations under capital leases are as follows at August 31:

	2011	2010

Total minimum lease payments	$45,138	$49,510
Less amount representing interest averaging 6.3% in 2011 and 6.4% in 2010	11,075	13,254

Present value of net minimum lease payments	34,063	36,256
Less amount due within one year	3,761	3,384

Amount due after one year	$30,302	$32,872

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Maturities of these obligations under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2011 are as follows:

	Operating	Capital

Years ending August 31:
2012	$12,325	$5,992
2013	12,056	5,932
2014	11,836	5,534
2015	11,647	5,240
2016	11,126	5,114
Thereafter	114,241	17,326

	173,231	45,138
Less amount representing interest	–	11,075

	$173,231	$34,063

Total rent expense for all operating leases and capital leases consists of the following for the years ended August 31:

	2011	2010	2009

Operating leases:
Minimum rentals	$14,185	$14,330	$14,690
Contingent rentals	138	176	199
Sublease rentals	(2,847)	(2,993)	(1,330)
Capital leases:
Contingent rentals	745	740	945

	$12,221	$12,253	$14,504

The aggregate future minimum rentals receivable under noncancelable subleases as of August 31, 2011 was $34.6 million which primarily relates to operating leases.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

8. Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated Useful Life	2011	2010

Property and equipment:
Home office:
Leasehold improvements	Life of lease	$4,541	$4,541
Computer and other equipment	2 – 5 yrs	52,736	45,459
Drive-ins, including those leased to others:
Land		171,813	172,506
Buildings	8 – 25 yrs	356,536	357,173
Equipment	5 – 7 yrs	126,487	126,014

Property and equipment, at cost		712,113	705,693
Less accumulated depreciation		273,209	244,727

Property and equipment, net		438,904	460,966

Capital Leases:
Leased home office building	Life of lease	9,990	9,990
Leased drive-in buildings, equipment and other assets under capital leases, including those held for sublease	Life of lease	38,675	40,795
Less accumulated amortization		22,694	22,487

Capital leases, net		25,971	28,298

Property, equipment and capital leases, net		$464,875	$489,264

Depreciation expense for property and equipment was $40.8 million, $42.1 million and $47.6 million for fiscal years 2011, 2010 and 2009, respectively. Land, buildings and equipment with a carrying amount of $188.7 million at August 31, 2011 were leased under operating leases to franchisees or other parties. The accumulated depreciation related to these buildings and equipment was $51.6 million at August 31, 2011. Amortization expense related to capital leases is included within “depreciation and amortization” on the Consolidated Statements of Income. As of August 31, 2011, the Company had no drive-ins under construction with costs to complete.

9. Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2011	2010

Wages and employee benefit costs	$9,757	$5,120
Property taxes, sales and use taxes and employment taxes	9,441	9,631
Accrued interest	755	712
Unredeemed gift cards and gift certificates	8,864	8,586
Other	4,715	9,283

	$33,532	$33,332

The Company sells gift cards that do not have expiration dates. Gift card balances are recorded as a liability on the Company’s Consolidated Balance Sheets. Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws. The Company estimates breakage based upon the trend in redemption patterns from previously sold gift cards utilizing its history with the

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

program. The Company’s policy is to recognize the breakage using the delayed recognition method when it is apparent that there is a remote likelihood the gift card balance will be redeemed based on historical trends. The Company reduces the gift card liability for the estimated breakage and uses that amount to help defray the costs of operating the gift card program.

10. Debt

Long-term debt consists of the following at August 31:

	2011	2010

Class A-2 senior secured fixed rate notes	$496,250	$403,400
Class A-1 senior secured variable funding notes	–	187,250
Other	763	971

	497,013	591,621
Less long-term debt due within one year	15,178	61,749

Long-term debt due after one year	$481,835	$529,872

At August 31, 2011, future maturities of long-term debt were $15.2 million for fiscal years 2012, 2013 and 2014, and $15.0 million for fiscal years 2015 and 2016.

On May 20, 2011, various subsidiaries of the Company (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At August 31, 2011, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $497.0 million and carried a weighted-average interest cost of 5.8%, including the effect of the loan origination costs described below.

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes"). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is payable monthly at rates equal to the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. The Company borrowed $35 million under the 2011 Variable Funding Notes facility at closing, and has the ability to draw additional amounts under the facility from time to time as needed. In June 2011, the Company repaid the outstanding balance under its 2011 Variable Funding Notes.

Sonic used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay its existing Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) and Series 2006-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2006 Fixed Rate Notes” and, together with the 2006 Variable Funding Notes, the“2006 Notes”) in full and to pay the costs associated with the securitized financing transaction, including the existing noteholder and insurer make-whole premiums.

Loan origination costs associated with the Company’s 2011 refinancing totaled $16.4 million and were allocated between the 2011 Notes. Loan costs are being amortized over each note’s expected life. The amount of loan costs expected to be amortized over the next twelve months is reflected in “other current assets” on the Consolidated Balance Sheets.

While the 2011 Fixed Rate Notes and the 2011 Variable Funding Notes are structured to provide for seven-year and five-year lives, respectively, they have a legal final maturity date of May 2041. The Company intends to repay or refinance the 2011 Notes on or before the end of their respective expected lives. In the event the 2011 Notes are not

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

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

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate. As of August 31, 2011, assets for these combined indirect subsidiaries totaled $381.1 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $21.0 million. The 2011 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes is expected to be made solely from the income derived from the Co-Issuer's assets. In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and pledged substantially all of its assets to secure those obligations.

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

The 2011 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters. If certain covenants or restrictions are not met, the 2011 Notes are subject to customary accelerated repayment events and events of default. Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

In connection with the transaction described above, the Company recognized a $28.2 million loss from the early extinguishment of debt during the third quarter of fiscal year 2011, which primarily consisted of a $25.3 million prepayment premium and the write-off of unamortized deferred loan fees remaining from the refinanced debt. In addition, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during the third quarter of fiscal year 2011. Prior to the refinancing, during the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its 2006 Variable Funding Notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011. These transactions are reflected within “net loss (gain) from early extinguishment of debt” in the accompanying Consolidated Statements of Income.

As a result of the May 2011 refinancing discussed above, the Company’s arrangement with the third-party insurance company that guaranteed its debt payments under the Company’s 2006 Notes was terminated.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

11. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following at August 31:

	2011	2010
Deferred area development fees	$3,872	$4,709
Escalating land leases payable	8,405	7,565
Deferred income - sale/leaseback	3,799	4,057
Other	1,189	2,090

	$17,265	$18,421

12. Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2011	2010	2009
Current:
Federal	$5,060	$12,165	$17,512
State	2,223	2,904	2,487

	7,283	15,069	19,999

Deferred:
Federal	1,876	(5,303)	9,456
State	(5)	(797)	1,423

	1,871	(6,100)	10,879

Provision for income taxes	$9,154	$8,969	$30,878

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2011	2010	2009

Amount computed by applying a tax rate of 35%	$9,933	$10,562	$28,112
State income taxes (net of federal income tax benefit)	1,441	1,370	2,542
Employment related and other tax credits, net	(1,730)	(1,504)	(1,401)
Benefit from stock option exchange program	—	(1,471)	—
Other	(490)	12	1,625

Provision for income taxes	$9,154	$8,969	$30,878

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

	2011	2010	2009

Effective income tax rate reconciliation (post-adoption of Topic 810):
Effective tax rate per consolidated income statement	31.2%	25.8%	32.3%
Book income attributable to noncontrolling interests	1.1	3.9	6.1

Effective tax rate for the fiscal year	32.3%	29.7%	38.4%

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Deferred tax assets and liabilities consist of the following at August 31:

	2011	2010

Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$1,032	$1,228
Capital lease liabilities and other	1,551	37
Accrued litigation costs	112	408
Prepaid expenses	(1,190)	(585)
Deferred income from franchisees	848	972
Deferred income from affiliated technology fund	353	(143)
Deferred income	10	—
Net investment in direct financing leases	(112)	—
Accrued liabilities	166	—

Current deferred tax assets, net	$2,770	$1,917

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases, including differences related to capitalization and amortization	$648	$(2,729)
Investment in partnerships, including differences in capitalization, depreciation and direct financing leases	(2,554)	(2,631)
State net operating losses	6,389	5,550
Property, equipment and capital leases	(24,834)	(20,737)
Deferred income from affiliated franchise fees	1,160	1,271
Accrued liabilities	33	445
Intangibles and other assets	(13,321)	(2,589)
Deferred income from franchisees	1,481	1,801
Stock compensation	12,556	11,989
Loss on cash flow hedge	—	522
Debt extinguishment	(4,146)	(2,323)
Capital loss carryover	40	—
Allowance for doubtful accounts and notes receivable	256	—
Deferred income	1,453	—

	(20,839)	(9,431)
Valuation allowance	(6,389)	(5,550)

Noncurrent deferred tax liabilities, net	$(27,228)	$(14,981)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$21,699	$18,673
Deferred tax liabilities	(46,157)	(31,737)

Net deferred tax liabilities	$(24,458)	$(13,064)

State net operating loss carryforwards expire generally beginning in 2011. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $6.4 million and $5.5 million as of August 31, 2011 and August 31, 2010, respectively.

The income tax receivable at August 31, 2011 consists of $10.1 million for prior-year deductions to be claimed on amended returns and $2.7 million of current-year overpayments.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

As of August 31, 2011, the Company had approximately $4,775 of unrecognized tax benefits, including approximately $872 of interest and penalty. The liability for unrecognized tax benefits decreased by $853 in fiscal year 2011. The majority of the change was due to the settlement of a state tax audit in the first quarter of fiscal year 2011, which resulted in a decrease to state unrecognized tax positions from prior years. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $3,074 of unrecognized tax benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows:

	2011	2010
Opening balance at September 1	$5,628	$3,419
Additions for tax positions of prior years	672	2,724
Reductions for tax positions of prior years	—	(5)
Reductions for settlements	(1,104)	(163)
Reductions due to statute expiration	(421)	(347)

Ending balance at August 31	$4,775	$5,628

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $446 to a decrease of $3,578, depending on the timing and terms of the examination resolutions.

13. Stockholders’ Equity

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) for all full-time regular employees. Employees are eligible to purchase shares of common stock each year through a payroll deduction not in excess of the lesser of 10% of compensation or $25 in the stock’s fair market value. The aggregate amount of stock that employees may purchase under this plan is limited to 1,139 shares. The purchase price will be between 85% and 100% of the stock’s fair market value and will be determined by the Company’s Board of Directors.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other share-based awards. At August 31, 2011, 1,939 shares were available for grant under the 2006 Plan. The Company has historically granted only stock options with an exercise price equal to the market price of the Company’s stock at the date of grant, a contractual term of seven to ten years, and a vesting period of three years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the requisite service period for the entire award. Historically, the Company’s policy was to issue new shares of common stock to satisfy stock option exercises, the vesting of restricted stock units and shares issued under the ESPP. Beginning in July 2010, the Company began issuing shares from treasury stock to satisfy these items.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

incentive stock options to nonqualified stock options. This tax benefit was recognized during the third quarter of fiscal 2010.

In January 2009, the Company began awarding restricted stock units (“RSUs”) to its directors under the 2006 Plan. In addition, in fiscal 2010, the Company awarded RSUs to certain officers under the 2006 Plan. The RSUs have a vesting period of three years, and their fair value is based on the Company’s closing stock price on the date of grant.

In 2009, the Company awarded 426 performance share units (“PSUs”) to certain executives under the 2006 Plan. These PSUs, which would have vested at the end of a three-year period if certain Company performance criteria were met, were payable in the Company’s common stock. All outstanding PSUs were canceled in August 2010 due to the performance criteria for the first two years not being met and having no probability of performance in the future. As a result, no expense has been recorded for these PSUs.

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2011, 2010 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during 2011, 2010 and 2009 was $4.63, $3.50 and $3.50, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2011	2010	2009

Expected term (years)	4.7	4.5	4.6
Expected volatility	46%	45%	38%
Risk-free interest rate	2.0%	2.2%	1.4%
Expected dividend yield	0%	0%	0%

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

Cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) are classified as financing cash flows. These excess tax benefits were $37, $146 and $776 for the years ended August 31, 2011, 2010 and 2009, respectively, and are classified as a financing cash inflow in the Company’s Consolidated Statements of Cash Flows. The proceeds from exercises of stock options are also classified as cash flows from financing activities and totaled $2.1 million, $3.4 million and $3.8 million for each of the years ended August 31, 2011, 2010 and 2009, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2011 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value

Outstanding at September 1, 2010	7,474	$12.86
Granted	549	11.13
Exercised	(442)	7.88
Forfeited or expired	(250)	12.00

Outstanding at August 31, 2011	7,331	$13.06	3.86	$827

Exercisable at August 31, 2011	5,117	$14.39	3.20	$271

The total intrinsic value of options exercised during the years ended August 31, 2011, 2010 and 2009 was $0.8 million, $2.6 million and $2.6 million, respectively.

Restricted Stock Units

The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of the grant. A summary of the Company’s RSU activity during the year ended August 31, 2011 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at September 1, 2010	197	$ 8.89
Granted	23	11.19
Vested	(70)	10.40
Forfeited	—	—

Outstanding at August 31, 2011	150	$ 9.20

The aggregate fair value of restricted stock that vested during the years ended August 31, 2011 and 2010 was $0.7 million and $0.1 million, respectively.

At August 31, 2011, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $6.7 million and is expected to be recognized over a weighted average period of 1.6 years.

Comprehensive Income

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed. The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the 2006 Fixed Rate Notes, as planned. The loss resulting from settlement was recorded net of tax in accumulated other comprehensive income and amortized to interest expense over the expected term of the debt. In conjunction with the Company’s May 2011 refinancing discussed in note 10 – Debt, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during third quarter fiscal year 2011.

Comprehensive income is computed as net income plus the net change in deferred hedging losses. Comprehensive income attributable to Sonic Corp. was $20.1 million, $21.9 million and $50.1 million for the fiscal years 2011, 2010 and 2009, respectively. Comprehensive income attributable to noncontrolling interests was $0.9 million, $4.6 million and $15.4 million for the fiscal years 2011, 2010 and 2009, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

14. Segment Information

ASC Topic 280 – “Segment Reporting” establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on internal reporting and management structure, the Company has two reportable segments: Company Drive-Ins and Franchise Operations. The Company Drive-Ins segment consists of the drive-in operations in which the Company owns a controlling ownership interest and derives its revenues from operating drive-in restaurants. The Franchise Operations segment consists of franchising activities and derives its revenues from royalties, initial franchise fees and lease revenues received from franchisees. The accounting policies of the segments are described in note 1 - Summary of Significant Accounting Policies. Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	2011	2010	2009

Revenues:
Company Drive-Ins	$ 410,820	$ 414,369	$ 567,436
Franchise Operations	131,894	132,016	135,697
Unallocated revenues	3,237	4,541	3,148

	$ 545,951	$ 550,926	$ 706,281

Income from Operations:
Company Drive-Ins	$ 55,529	$ 59,710	$ 102,560
Franchise Operations	131,894	132,016	135,697
Unallocated income	3,822	3,778	15,656
Unallocated expenses:
Selling, general and administrative	(64,943)	(66,847)	(63,358)
Depreciation and amortization	(41,225)	(42,615)	(48,064)
Provision for impairment of long-lived assets	(824)	(15,161)	(11,163)

Income from Operations	$ 84,253	$ 70,881	$ 131,328

15. Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to 6% of the employees’ salaries. The Company’s matching contributions for the fiscal years ended August 31, 2011, 2010 and 2009 were $1.5 million, $1.0 million and $1.0 million, respectively.

The Company has Cash Incentive Plans (the “Incentive Plans”) that apply to certain members of management and grants of awards under the incentive plans are at all times subject to the approval of the Company’s Board of Directors. Under certain awards pursuant to the incentive plans, if predetermined earnings goals for a fiscal year are met, the Incentive Plans provide that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $5.4 million, $0.8 million and $1.2 million during fiscal years 2011, 2010 and 2009, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

16. Employment Agreements

The Company has employment contracts with its Chairman and Chief Executive Officer and certain of its officers. These contracts provide for use of Company automobiles or related allowances, medical, life and disability insurance, annual base salaries, as well as incentive bonuses. These contracts also contain provisions for payments in the event of the termination of employment and provide for payments aggregating $10.1 million at August 31, 2011 due to loss of employment in the event of a change in control (as defined in the contracts).

17. Commitments and Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for Company Drive-In operations that were sold to franchisees. Under these agreements, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2011, the amount remaining under guaranteed lease obligations for which no liability has been provided totaled $9.4 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided as of August 31, 2011. In addition, capital lease obligations totaling $1.2 million are still reflected as liabilities as of August 31, 2011 for properties sold to franchisees and for which the Company remains secondarily liable. At this time, the Company also does not anticipate any material defaults under these leases.

At August 31, 2011, the Company’s estimated share of system-wide purchase obligations for food products was approximately $105 million.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

18. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Income statement data:
Company Drive-In sales	$97,274	$103,584	$86,435	$86,627	$113,745	$108,752	$113,366	$115,406	$410,820	$414,369
Franchise operations	30,748	31,717	26,482	26,000	37,038	35,925	37,626	38,375	131,894	132,016
Other	1,124	1,180	606	702	1,315	1,368	192	1,291	3,237	4,541

Total revenues	129,146	136,481	113,523	113,329	152,098	146,045	151,184	155,072	545,951	550,926
Company Drive-In operating expenses	84,725	87,962	77,953	75,834	95,714	93,278	96,899	97,585	355,291	354,659
Selling, general and administrative	16,281	16,132	15,285	17,324	17,212	17,096	16,165	16,295	64,943	66,847
Depreciation and amortization	10,300	10,666	10,367	10,647	10,139	10,645	10,419	10,657	41,225	42,615
Provision for impairment of long-lived assets	88	—	176	—	49	188	511	14,973	824	15,161

Total expenses	111,394	114,760	103,781	103,805	123,114	121,207	123,994	139,510	462,283	479,282
Other operating income (expense), net	277	18	(2)	(540)	(20)	(184)	330	(58)	585	(763)

Income from operations	18,029	21,739	9,740	8,984	28,964	24,654	27,520	15,504	84,253	70,881
Net (gain) loss from early extinguishment of debt	—	—	(5,205)	—	28,230	314	10	—	23,035	314
Interest expense, net	8,079	9,520	7,992	9,377	7,830	8,785	7,993	8,077	31,894	35,759

Income (loss) before income taxes	9,950	12,219	6,953	(393)	(7,096)	15,555	19,517	7,427	29,324	34,808
Provision (benefit) for income taxes	2,471	3,877	2,466	(789)	(2,742)	3,450	6,959	2,431	9,154	8,969

Net income (loss)-including noncontrolling interests	7,479	8,342	4,487	396	(4,354)	12,105	12,558	4,996	20,170	25,839
Net income- noncontrolling interests	237	2,112	139	1,038	297	1,139	272	341	945	4,630

Net income (loss)-attributable to Sonic Corp.	$7,242	$6,230	$4,348	$(642)	$(4,651)	$10,966	$12,286	$4,655	$19,225	$21,209

Net income (loss) per share:
Basic	$0.12	$0.10	$0.07	$(0.01)	$(0.08)	$0.18	$0.20	$0.08	$0.31	$0.35
Diluted	$0.12	$0.10	$0.07	$(0.01)	$(0.08)	$0.18	$0.20	$0.08	$0.31	$0.34
Weighted average shares outstanding:
Basic	61,639	61,086	61,687	61,146	61,842	61,434	61,954	61,627	61,781	61,319
Diluted	61,753	61,415	61,865	61,385	62,000	61,697	62,155	61,706	61,943	61,576

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Data)

19. Fair Values of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company’s consolidated balance sheet since ASC Topic 825, “Financial Instruments,” does not apply to all assets, including intangibles.

The following methods and assumptions were used by the Company in estimating its fair values of financial instruments:

Cash and cash equivalents - Carrying value approximates fair value due to the short duration to maturity.

Notes receivable - For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using interest rates that would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities.

As of August 31, 2011 and 2010, carrying values approximate their estimated fair values.

Borrowed funds - The Company prepares a discounted cash flow analysis for its fixed and variable rate borrowings to estimate fair value each quarter. This analysis uses interest rates being offered in the current market for borrowings with similar terms to the Company’s borrowings. There are few leveraged loan transactions occurring in the current market. Management used market information available for public debt transactions for companies with ratings that are at or below the Company’s ratings. Management believes this fair value is a reasonable estimate with the information that is available.

At August 31, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $497.0 million (including accrued interest). During the fourth quarter of fiscal year 2011, the Company repaid the outstanding balance under its 2011 Variable Funding Notes. At August 31, 2010, the fair value of the 2006 Fixed Rate Notes was estimated at $388.1 million versus a carrying value of $404.0 million (including accrued interest). At August 31, 2010, the fair value of the 2006 Variable Funding Notes was estimated at $163.6 million versus a carrying value of $187.3 million (including accrued interest).

20. Subsequent Event

On October 13, 2011, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company is authorized to purchase up to $30 million of its outstanding shares of common stock through August 31, 2012. The purchases may be made from time to time on the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts and notes receivable
Years ended:
August 31, 2011	$3,210	1,462	1,337	31	$3,366
August 31, 2010	879	2,460	139	10	3,210
August 31, 2009	$717	454	296	4	$879

Accrued carrying costs for drive-in closings and disposals
Years ended:
August 31, 2011	$47	575	150	(51)	$421
August 31, 2010	46	–	–	1	47
August 31, 2009	$44	–	–	2	$46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2011.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors and Chief Executive Officer	October 28, 2011
J. Clifford Hudson, Principal Executive Officer

/s/ Stephen C. Vaughan	Executive Vice President and Chief Financial Officer	October 28, 2011
Stephen C. Vaughan, Principal Financial Officer

/s/ Terry D. Harryman	Vice President and Controller	October 28, 2011
Terry D. Harryman, Principal Accounting Officer

/s/ Douglas N. Benham	Director	October 28, 2011
Douglas N. Benham

/s/ Michael J. Maples	Director	October 28, 2011
Michael J. Maples

/s/ J. Larry Nichols	Director	October 28, 2011
J. Larry Nichols

/s/ Federico F. Peña	Director	October 28, 2011
Federico F. Peña

/s/ H. E. Rainbolt	Director	October 28, 2011
H.E. Rainbolt

/s/ Frank E. Richardson	Director	October 28, 2011
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 28, 2011
Robert M. Rosenberg

/s/ Jeffrey H. Schutz	Director	October 28, 2011
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 28, 2011
Kathryn L. Taylor

EXHIBIT INDEX

Exhibit Number and Description

10.21.	Employment Agreement with Craig J. Miller dated April 21, 2010
10.26.	Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2011
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following financial information from our Annual Report on Form 10-K for fiscal year 2011, filed with the SEC on October 28, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at August 31, 2011 and August 31, 2010, (ii) the consolidated statements of income for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iii) the consolidated statements of stockholders' equity (deficit) for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iv) the consolidated statements of cash flows for the years ended August 31, 2011, August 31, 2010 and August 31, 2009 and (v) the Notes to Consolidated Financial Statements.(1)

(1) The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.