Form 10-Q
period 2011-11-30
SONIC CORP
filed 2012-01-06
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 2, 2012, approximately 60,548,656 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)
	November 30, 2011	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,078	$29,509
Restricted cash	10,566	12,850
Accounts and notes receivable, net	22,041	24,558
Income taxes receivable	10,164	12,776
Prepaid expenses and other current assets	12,768	13,764

Total current assets	82,617	93,457
Noncurrent restricted cash	8,059	8,108
Notes receivable, net	11,171	11,086
Property, equipment and capital leases	765,460	760,778
Less accumulated depreciation and amortization	(305,663)	(295,903)

Property, equipment and capital leases, net	459,797	464,875

Goodwill	81,625	81,625
Debt origination costs, net	12,511	13,124
Other assets, net	8,113	7,467

Total assets	$663,893	$679,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,575	$11,135
Deposits from franchisees	2,754	2,897
Accrued liabilities	26,030	33,532
Income taxes payable	5,456	4,775
Current maturities of long-term debt and capital leases	19,349	18,940

Total current liabilities	63,164	71,279
Obligations under capital leases due after one year	30,609	30,302
Long-term debt due after one year	478,076	481,835
Deferred income taxes	27,308	27,228
Other noncurrent liabilities	17,835	17,402

Total non-current liabilities	553,828	556,767
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2011)	1,183	1,183
Paid-in capital	229,465	229,399
Retained earnings	692,844	687,431

	923,492	918,013
Treasury stock, at cost; 57,771 common shares (56,316 shares at August 31, 2011)	(876,591)	(866,317)

Total stockholders’ equity	46,901	51,696

Total liabilities and stockholders’ equity	$663,893	$679,742

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)
	Three months ended November 30,
	2011	2010
Revenues:
Company Drive-In sales	$96,782	$97,274
Franchise Drive-Ins:
Franchise royalties	28,791	29,012
Franchise fees	285	369
Lease revenue	1,288	1,367
Other	1,133	1,124

	128,279	129,146
Costs and expenses:
Company Drive-Ins:
Food and packaging	27,725	26,999
Payroll and other employee benefits	35,084	35,557
Other operating expenses, exclusive of depreciation and amortization included below	22,911	22,406

	85,720	84,962
Selling, general and administrative	15,417	16,281
Depreciation and amortization	10,466	10,300
Provision for impairment of long-lived assets	—	88

	111,603	111,631

Other operating income, net	78	277

Income from operations	16,754	17,792
Interest expense	8,041	8,282
Interest income	(164)	(203)

Net interest expense	7,877	8,079

Income before income taxes	8,877	9,713
Provision for income taxes	3,378	2,471

Net income	$5,499	$7,242

Basic income per share	$0.09	$0.12

Diluted income per share	$0.09	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Three months ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,499	$7,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,466	10,300
Stock-based compensation expense	1,122	1,578
Amortization of debt costs to interest expense	679	824
Other	(676)	(641)
Decrease in operating assets:
Restricted cash	2,269	2,136
Accounts receivable and other assets	3,060	3,306
Increase (decrease) in operating liabilities:
Accounts payable	(1,394)	2,361
Accrued and other liabilities	(7,897)	(3,283)
Income taxes	3,294	1,299

Total adjustments	10,923	17,880

Net cash provided by operating activities	16,422	25,122

Cash flows from investing activities:
Purchases of property and equipment	(3,710)	(4,275)
Proceeds from sale of assets	122	1,643
Other	(729)	393

Net cash used in investing activities	(4,317)	(2,239)

Cash flows from financing activities:
Payments on debt	(3,758)	(13,162)
Purchases of treasury stock	(9,852)	—
Restricted cash for securitization obligations	64	1,637
Other	(990)	(818)

Net cash used in financing activities	(14,536)	(12,343)

Net (decrease) increase in cash and cash equivalents	(2,431)	10,540
Cash and cash equivalents at beginning of period	29,509	86,036

Cash and cash equivalents at end of period	$27,078	$96,576

Supplemental cash flow information:
Additions to capital lease obligations	$1,700	$—
Obligation to acquire treasury stock	$599	$—

    The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”). In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and its Company Drive-Ins. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current year presentation. Effective April 1, 2010, the Company revised its compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for the periods presented and have been included in “payroll and other employee benefits” on the Condensed Consolidated Statements of Income and in “other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

2. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended November 30,
	2011	2010
Numerator:
Net income	$5,499	$7,242
Denominator:
Weighted average common shares outstanding – basic	61,693	61,639
Effect of dilutive employee stock options and unvested restricted stock units	44	114

Weighted average common shares – diluted	61,737	61,753

Net income per common share – basic	$0.09	$0.12

Net income per common share – diluted	$0.09	$0.12

Anti-dilutive securities excluded(1)	7,146	7,044

(1)	Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

3. Stock Repurchase Program

On October 13, 2011, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company is authorized to purchase up to $30.0 million of its outstanding shares of common stock through August 31, 2012. During the first quarter of fiscal year 2012, approximately 1.5 million shares were acquired pursuant to this program for a total cost of $10.5 million. As of November 30, 2011, the total remaining amount authorized for repurchase was $19.5 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

4. Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three Months Ended November 30,
	2011	2010
Provision for income taxes	$3,378	$2,471
Effective income tax rate	38.1%	25.4%

The increase in the Company’s effective income tax rate during the first quarter of fiscal year 2012 was primarily the result of a $1.1 million decrease in its liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011.

5. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. No material impairment charges were recorded in the first quarter of fiscal year 2012 or in the same period last year. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

The Company is required to test goodwill for impairment on an annual basis and between annual tests whenever indications of impairment arise. Cash flows from store operations, which are monitored between annual impairment tests to track potential changes in the fair value of the Company Drive-in reporting unit, have declined since the annual impairment test that was performed in the fourth quarter of fiscal year 2011. The Company could be required to evaluate the recoverability of goodwill prior to the next annual assessment if cash flows from store operations decline significantly or as a result of allocating goodwill to Company Drive-Ins that may be sold in the future. Such events could result in goodwill impairment charges in the future. As of November 30, 2011, the Company had $81.6 million of goodwill, of which $75.6 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

The Company has obligations under various lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. Under these agreements, which expire through 2024, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2011, the amount remaining under these guaranteed lease obligations totaled $9.2 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided. In addition, capital lease obligations totaling $1.2 million are still reflected as liabilities as of November 30, 2011 for properties sold to franchisees and for which the Company remains secondarily liable through 2021. At this time, the Company also does not anticipate any material defaults under these capital leases.

7. Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the Financial Accounting Standards Board:

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$7,103	$—	$—	$7,103
Restricted cash (current)	10,566	—	—	10,566
Restricted cash (noncurrent)	8,059	—	—	8,059

Total	$25,728	$—	$—	$25,728

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$11,338	$—	$—	$11,338
Restricted cash (current)	12,850	—	—	12,850
Restricted cash (noncurrent)	8,108	—	—	8,108

Total	$32,296	$—	$—	$32,296

At November 30, 2011 and August 31, 2011, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 approximated the carrying value, including accrued interest, of $493.2 million and $497.0 million, respectively.

8. Segment Information

Operating segments are generally defined as components of an enterprise for which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended November 30,
	2011	2010
Revenues:
Company Drive-Ins	$96,782	$97,274
Franchise Operations	30,364	30,748
Unallocated revenues	1,133	1,124

	$128,279	$129,146

Income from Operations:
Company Drive-Ins	$11,062	$12,312
Franchise Operations	30,364	30,748
Unallocated income	1,211	1,401
Unallocated expenses:
Selling, general and administrative	(15,417)	(16,281)
Depreciation and amortization	(10,466)	(10,300)
Provision for impairment of long-lived assets	—	(88)

Income from Operations	$16,754	$17,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales for the quarter ended November 30, 2011 showed slight year-over-year improvement; however, we continue to see sales volatility. System-wide and Company Drive-In same-store sales were essentially flat during the first quarter of fiscal year 2012, as compared to declines of 2.4% and 1.9%, respectively, for the same period last year. We believe the initiatives we have implemented, including product quality improvements and a greater emphasis on personalized service, have set a solid foundation for future growth. We continue to refine our promotional and creative strategies to drive a more consistent and sustained same-store sales growth.

Revenues decreased to $128.3 million for the first quarter of fiscal year 2012 from $129.1 million for the same period last year, which was primarily attributable to Company Drive-Ins that were sold or closed since the beginning of fiscal year 2011, partially offset by incremental sales from new stores which were opened during that same period. Margins at Company Drive-Ins decreased by 130 basis points during the first quarter of fiscal year 2012 as a result of an increase in food and packaging costs and other operating expenses, partially offset by an improvement in payroll and other employee benefits costs. Net income and diluted earnings per share for the first quarter of fiscal year 2012 were $5.5 million and $0.09, respectively, as compared to net income of $7.2 million and $0.12 per diluted share for the same period last year. Excluding a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax matters, net income and diluted earnings per share for the first quarter of fiscal year 2011 were $6.2 million and $0.10, respectively.

The following non-GAAP adjustment is intended to supplement the presentation of the Company’s financial results in accordance with GAAP. We believe the exclusion of this item in evaluating the change in net income and diluted earnings per share for the periods below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.

	Three Months Ended November 30, 2011		Three Months Ended November 30, 2010
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$5,499	$0.09	$7,242	$0.12
Tax benefit from favorable tax settlement	—	—	(1,073)	(0.02)

Adjusted - Non-GAAP	$5,499	$0.09	$6,169	$0.10

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the periods indicated as well as the system-wide change in sales and average unit volume. System-wide information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System-wide Performance

($ in thousands)

	Three months ended
	November 30,
	2011	2010
Percentage increase (decrease) in sales	0.5%	(1.8%)
System-wide drive-ins in operation(1):
Total at beginning of period	3,561	3,572
Opened	2	9
Closed (net of re-openings)	(8)	(23)

Total at end of period	3,555	3,558

Average sales per drive-in:	$247	$245

Change in same-store sales(2):	0.1%	(2.4%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The following table provides information regarding drive-in development across the system.

	Three months ended
	November 30,
	2011	2010
New drive-ins:
Company	—	—
Franchise	2	9

System-wide	2	9

Rebuilds/relocations:
Company	—	1
Franchise	6	3

System-wide	6	4

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended			Percent
	November 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$96,782	$97,274	$(492)	(0.5%)
Franchise Drive-Ins:
Franchise royalties	28,791	29,012	(221)	(0.8%)
Franchise fees	285	369	(84)	(22.8%)
Lease revenue	1,288	1,367	(79)	(5.8%)
Other	1,133	1,124	9	0.8%

Total revenues	$128,279	$129,146	$(867)	(0.7%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Three months ended
	November 30,
	2011	2010
Company Drive-In sales	$96,782	$97,274
Percentage decrease	(0.5%)	(6.1%)

Company Drive-Ins in operation(1):
Total at beginning of period	446	455
Sold to franchisees	—	(2)
Closed (net of re-openings)	—	(1)

Total at end of period	446	452

Average sales per Company Drive-in	$218	$216
Percentage increase (decrease)	0.9%	(0.9%)
Change in same-store sales(2)	(0.1%)	(1.9%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins were essentially flat for the first quarter of fiscal year 2012, as compared to a decline of 1.9% for the same period last year. Company Drive-In sales decreased by $0.5 million, or 0.5% during the first quarter of fiscal year 2012 which was primarily attributable to Company Drive-Ins that were closed during or subsequent to the first quarter of fiscal year 2011 and the impact of refranchising Company Drive-Ins during fiscal year 2011. These decreases were partially offset by incremental sales from new stores.

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

Franchise Information

($ in thousands)

	Three months ended
	November 30,
	2011	2010
Franchising revenues(1)	$30,364	$30,748
Percentage decrease	(1.2%)	(3.1%)

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,115	3,117
Opened	2	9
Acquired from company	—	2
Closed (net of re-openings)	(8)	(22)

Total at end of period	3,109	3,106

Franchise Drive-In sales	$781,703	$776,598
Percentage change	0.7%	(1.2%)

Effective royalty rate	3.68%	3.74%

Average sales per Franchise Drive-In	$251	$249
Change in same-store sales(3)	0.2%	(2.5%)

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2011.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 0.2% for the first quarter of fiscal year 2012 as compared to a decline of 2.5% for the same period last year, which represents an improving trend that we attribute to the initiatives we have implemented. Franchise royalties declined $0.2 million or 0.8% in the first quarter of fiscal year 2012, which was primarily attributable to a lower effective royalty rate stemming from various royalty incentive programs. Franchise fees decreased slightly to $0.3 million for the first quarter of fiscal year 2012 from $0.4 million for the same period last year primarily related to fewer Franchise Drive-In openings.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins
	Three months ended		Percentage points
	November 30,		Increase
	2011	2010	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.6%	27.8%	0.8
Payroll and other employee benefits(2)	36.3	36.5	(0.2)
Other operating expenses	23.7	23.0	0.7

Cost of sales, as reported	88.6%	87.3%	1.3

(1)	Calculated as a percentage of Company Drive-In Sales.
(2)	Effective April 1, 2010, we revised our compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for the periods presented and have been included in payroll and other employee benefits.

Restaurant-level operating costs increased by 130 basis points during the first quarter of fiscal year 2012 as compared to the same period last year primarily due to continued commodity pressures. Food and packaging cost increases during the first quarter of fiscal year 2012 were driven by higher commodity costs for several items, particularly beef. Payroll and other employee benefits costs decreased as a percentage of sales, which was attributable to more efficient labor management. Other operating expenses increased as a result of increases in drive-in level technology support costs and higher credit card fees.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased $0.9 million, or 5.3%, to $15.4 million for the first quarter of fiscal year 2012 from $16.3 million for the same period last year. The decrease in SG&A expense was largely attributable to a decrease in variable compensation costs during the first quarter of fiscal year 2012.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat increasing by $0.2 million to $10.5 million for the first quarter of fiscal year 2012 from $10.3 million for the same period last year. Capital expenditures during the first quarter of fiscal year 2012 were $3.7 million.

Net Interest Expense. Net interest expense decreased $0.2 million, or 2.5%, to $7.9 million for the first quarter of fiscal year 2012 from $8.1 million for the same period in fiscal year 2011. The decrease in net interest expense relates to a reduced level of borrowings due to debt repurchases and refinancing which occurred during fiscal year 2011, mostly offset by a higher weighted average interest rate. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes reflects an effective tax rate of 38.1% for the first quarter of fiscal year 2012 as compared to 25.4% for the same period in 2011. This increase was primarily the result of a $1.1 million decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011 and a higher forecasted 2012 annual effective tax rate due to tax credits scheduled to expire during the second quarter of fiscal year 2012. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions and as circumstances on other tax matters change.

Financial Position

Total assets decreased $15.8 million, or 2.3%, to $663.9 million during the first quarter of fiscal year 2012 from $679.7 million at the end of fiscal year 2011. This decrease was primarily attributable to a $10.8 million decrease in current assets related to seasonality of our business, as well as the use of cash for the acquisition of outstanding common stock under our stock repurchase program during the first quarter of fiscal year 2012. In addition, net property, equipment and capital leases decreased by $5.1 million resulting primarily from depreciation during the year partially offset by capital additions.

Total liabilities decreased $11.0 million, or 1.8%, to $617.0 million during the first quarter of fiscal year 2012 from $628.0 million at the end of fiscal year 2011. This decrease was primarily attributable to a $7.5 million decrease in accrued liabilities relating to the payment of bonuses and other liabilities that were accrued as of August 31, 2011. The overall decrease in total liabilities was also a result of scheduled debt principal repayments of $3.8 million during the first quarter of fiscal year 2012.

Total stockholders’ equity decreased $4.8 million, or 9.3%, to $46.9 million during the first quarter of fiscal year 2012 from $51.7 million at the end of fiscal year 2011. This decrease was attributable to $10.5 million in purchases of common stock under our stock repurchase program during the first quarter of fiscal year 2012. These purchases were partially offset by current year earnings of $5.5 million.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $8.7 million to $16.4 million for the first quarter of fiscal year 2012 as compared to $25.1 million for the same period in fiscal year 2011. Of the total decrease, $3.9 million relates to the payment of incentive compensation in the first quarter of fiscal year 2012 that was accrued during fiscal year 2011. In addition, $3.8 million of the overall decrease in operating cash flows was a result of a reduction in accounts payable due to the timing of payments to our advertising and marketing funds.

Investing Cash Flows. Cash used in investing activities increased $2.1 million to $4.3 million for the first quarter of fiscal year 2012 from $2.2 million for the same period in fiscal year 2011. The overall increase in cash used in investing activities during the first quarter of fiscal year 2012 primarily relates to a $1.5 million decrease in proceeds from the sale of assets during the first quarter of fiscal year 2012 as compared to the same period last year in which two Company Drive-Ins were sold. The following table sets forth the components of our investments in capital additions for the first quarter of fiscal year 2012 (in millions):

Replacement equipment and technology for existing drive-ins and other	$2.8
Rebuilds, relocations and remodels of existing drive-ins	0.6
New Company Drive-Ins, including drive-ins under construction	0.3

Total investing cash flows for capital additions	$3.7

Financing Cash Flows. Net cash used in financing activities increased $2.2 million to $14.5 million for the first quarter of fiscal year 2012 from $12.3 million for the same period in fiscal year 2011 primarily attributable to the use of $9.9 million of cash during the first quarter of fiscal year 2012 to purchase outstanding common stock under our stock repurchase program. The increase in cash used in financing activities also reflects a $1.6 million decrease in restricted cash related to our debt obligations during the first quarter of fiscal year 2011. These increases were largely offset by lower scheduled principal payments on our debt during the quarter as a result of our refinancing which occurred during fiscal year 2011.

On October 13, 2011, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we are authorized to purchase up to $30.0 million of our outstanding shares of common stock through August 31, 2012. During the first quarter of fiscal year 2012, approximately 1.5 million shares were acquired pursuant to this program for a total cost of $10.5 million. As of November 30, 2011, the total remaining amount authorized for repurchase was $19.5 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

As of November 30, 2011, our total cash balance of $45.7 million ($27.1 million of unrestricted and $18.6 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases and capital expenditures mentioned above. In addition, we expect refunds from amended tax returns of approximately $10.2 million to be received during fiscal year 2012 or 2013. We believe that existing cash, funds generated from operations and the undrawn availability of $100 million under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Sonic’s use of debt directly exposes the Company to interest rate risk. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Sonic manages its debt portfolio to achieve an overall desired position of fixed and floating rates. Sonic is also exposed to market risk from changes in commodity prices. Sonic does not utilize financial instruments for trading purposes.

Interest Rate Risk. Our exposure to interest rate risk at November 30, 2011 is primarily based on the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with an effective rate of 5.4%, before amortization of debt-related costs. At November 30, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $493.2 million (including accrued interest). To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $25.0 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, restaurant securitized loan transactions occurring in the current market.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were designed at the reasonable assurance level. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2012 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
September 1, 2011 through September 30, 2011	—	$—	—	$—
October 1, 2011 through October 31, 2011	248	7.05	248	28,255
November 1, 2011 through November 30, 2011	1,219	7.14	1,219	$19,549

Total	1,467	$7.12	1,467

(1)	On October 13, 2011, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company is authorized to purchase up to $30.0 million of its outstanding shares of common stock through August 31, 2012. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits.
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)

XBRL (Extensible Business Reporting Language) information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Stephen C. Vaughan

Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: January 6, 2012

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)

XBRL (Extensible Business Reporting Language) information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.