Form 10-Q
period 2012-02-29
SONIC CORP
filed 2012-04-06
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 2, 2012, approximately 60,618,728 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)
	February 29, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,949	$29,509
Restricted cash	7,215	12,850
Accounts and notes receivable, net	21,090	24,558
Income taxes receivable	17,026	12,776
Prepaid expenses and other current assets	11,929	13,764

Total current assets	91,209	93,457
Noncurrent restricted cash	8,011	8,108
Notes receivable, net	10,805	11,086
Property, equipment and capital leases	756,837	760,778
Less accumulated depreciation and amortization	(306,429)	(295,903)

Property, equipment and capital leases, net	450,408	464,875

Goodwill	77,184	81,625
Debt origination costs, net	11,855	13,124
Other assets, net	12,774	7,467

Total assets	$662,246	$679,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,078	$11,135
Deposits from franchisees	2,356	2,897
Accrued liabilities	25,698	33,532
Income taxes payable	4,043	4,775
Current maturities of long-term debt and capital leases	19,401	18,940

Total current liabilities	61,576	71,279
Obligations under capital leases due after one year	29,689	30,302
Long-term debt due after one year	474,318	481,835
Deferred income taxes	30,176	27,228
Other noncurrent liabilities	17,501	17,402

Total non-current liabilities	551,684	556,767
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2011)	1,183	1,183
Paid-in capital	229,220	229,399
Retained earnings	693,988	687,431

	924,391	918,013
Treasury stock, at cost; 57,699 common shares (56,316 shares at August 31, 2011)	(875,405)	(866,317)

Total stockholders’ equity	48,986	51,696

Total liabilities and stockholders’ equity	$662,246	$679,742

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues:
Company Drive-In sales	$87,185	$86,435	$183,967	$183,709
Franchise Drive-Ins:
Franchise royalties	25,590	24,813	54,381	53,825
Franchise fees	364	517	649	886
Lease revenue	1,261	1,152	2,549	2,519
Other	684	606	1,817	1,730

	115,084	113,523	243,363	242,669
Costs and expenses:
Company Drive-Ins:
Food and packaging	24,686	24,564	52,411	51,563
Payroll and other employee benefits	32,740	32,718	67,824	68,275
Other operating expenses, exclusive of depreciation and amortization included below	20,727	20,810	43,638	43,216

	78,153	78,092	163,873	163,054
Selling, general and administrative	16,084	15,285	31,501	31,566
Depreciation and amortization	10,510	10,367	20,976	20,667
Provision for impairment of long-lived assets	173	176	173	264

	104,920	103,920	216,523	215,551

Other operating income (expense), net	384	(2)	462	275

Income from operations	10,548	9,601	27,302	27,393
Interest expense	7,930	8,141	15,971	16,423
Interest income	(139)	(149)	(303)	(352)
Gain from early extinguishment of debt	—	(5,205)	—	(5,205)

Net interest expense	7,791	2,787	15,668	10,866

Income before income taxes	2,757	6,814	11,634	16,527
Provision for income taxes	1,080	2,466	4,458	4,937

Net income	$1,677	$4,348	$7,176	$11,590

Basic income per share	$0.03	$0.07	$0.12	$0.19

Diluted income per share	$0.03	$0.07	$0.12	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Six months ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net income	$7,176	$11,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,976	20,667
Stock-based compensation expense	2,134	3,130
Gain from early extinguishment of debt	—	(5,205)
Amortization of debt costs to interest expense	1,351	1,625
Other	(2,095)	(572)
Decrease in operating assets:
Restricted cash	5,611	2,443
Accounts receivable and other assets	5,480	54
Decrease in operating liabilities:
Accounts payable	(1,157)	(87)
Accrued and other liabilities	(6,656)	(1,928)
Income taxes	(4,981)	(4,202)

Total adjustments	20,663	15,925

Net cash provided by operating activities	27,839	27,515

Cash flows from investing activities:
Purchases of property and equipment	(7,822)	(9,550)
Proceeds from sale of assets	7,993	2,060
Other	(3,759)	3,879

Net cash used in investing activities	(3,588)	(3,611)

Cash flows from financing activities:
Payments on and purchases of debt	(7,516)	(82,847)
Purchases of treasury stock	(10,451)	—
Other	(1,844)	2,585

Net cash used in financing activities	(19,811)	(80,262)

Net increase (decrease) in cash and cash equivalents	4,440	(56,358)
Cash and cash equivalents at beginning of period	29,509	86,036

Cash and cash equivalents at end of period	$33,949	$29,678

Supplemental cash flow information:
Additions to capital lease obligations	$1,856	$—

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

2. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Numerator:
Net income	$1,677	$4,348	$7,176	$11,590
Denominator:
Weighted average common shares outstanding – basic	60,579	61,687	61,136	61,663
Effect of dilutive employee stock options and unvested restricted stock units	23	178	34	146

Weighted average common shares – diluted	60,602	61,865	61,170	61,809

Net income per common share – basic	$0.03	$0.07	$0.12	$0.19

Net income per common share – diluted	$0.03	$0.07	$0.12	$0.19

Anti-dilutive securities excluded(1)	7,279	6,363	7,212	6,703

(1)	Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

3. Stock Repurchase Program

On October 13, 2011, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company is authorized to purchase up to $30.0 million of its outstanding shares of common stock through August 31, 2012. During the first quarter of fiscal year 2012, approximately 1.5 million shares were acquired pursuant to this program for a total cost of $10.5 million. As of February 29, 2012, the total remaining amount authorized for repurchase was $19.5 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The Company’s Board of Directors may extend, modify, suspend or discontinue the stock repurchase program at any time.

4. Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Provision for income taxes	$1,080	$2,466	$4,458	$4,937
Effective income tax rate	39.2%	36.2%	38.3%	29.9%

The increase in the Company’s effective income tax rate during the second quarter of fiscal year 2012 was primarily due to tax credit programs that expired during the second quarter of fiscal year 2012. The higher effective income tax rate for the first half of fiscal year 2012 was primarily attributable to a $1.1 million decrease in the Company’s liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs.

5. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. No material impairment charges for long-lived assets were recorded during the first six months of fiscal year 2012 or in the same period last year. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

The Company evaluated goodwill for impairment in conjunction with the sale of 34 Company Drive-Ins to franchisees during the second quarter of fiscal year 2012. As of the date of the evaluation, the fair value of the Company’s reporting units exceeded their book value. The Company is required to test goodwill for impairment on an annual basis and between annual tests as a result of allocating goodwill to Company Drive-Ins that are sold or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of February 29, 2012, the Company had $77.2 million of goodwill, of which $71.2 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

6. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has obligations under various lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. Under these agreements, which expire through 2024, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 29, 2012, the amount remaining under these guaranteed lease obligations totaled $8.9 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided. In addition, capital lease obligations totaling $1.2 million are still reflected as liabilities as of February 29, 2012 for properties sold to franchisees and for which the Company remains secondarily liable through 2021. At this time, the Company also does not anticipate any material defaults under these capital leases.

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of February 29, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$12,703	$—	$—	$12,703
Restricted cash (current)	7,215	—	—	7,215
Restricted cash (noncurrent)	8,011	—	—	8,011

Total	$27,929	$—	$—	$27,929

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

At February 29, 2012 and August 31, 2011, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) approximated the carrying value, including accrued interest, of $489.5 million and $497.0 million, respectively.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues:
Company Drive-Ins	$87,185	$86,435	$183,967	$183,709
Franchise Operations	27,215	26,482	57,579	57,230
Unallocated revenues	684	606	1,817	1,730

	$115,084	$113,523	$243,363	$242,669

Income from Operations:
Company Drive-Ins	$9,032	$8,343	$20,094	$20,655
Franchise Operations	27,215	26,482	57,579	57,230
Unallocated income	1,068	604	2,279	2,005
Unallocated expenses:
Selling, general and administrative	(16,084)	(15,285)	(31,501)	(31,566)
Depreciation and amortization	(10,510)	(10,367)	(20,976)	(20,667)
Provision for impairment of long-lived assets	(173)	(176)	(173)	(264)

Income from Operations	$10,548	$9,601	$27,302	$27,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 3.5% during the second quarter and 1.7% during the first six months of fiscal year 2012, an improving trend as compared to an increase of 1.2% and a decline of 0.8%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins increased by 3.1% for the second quarter and 1.4% for the first six months of fiscal year 2012 as compared to an increase of 2.2% and flat sales, respectively, for the same periods last year. Approximately one percentage point of the increase in sales for the second quarter and one-half percentage point of the increase for the first six months of fiscal year 2012 are attributable to one additional day of operations in February 2012 versus February 2011, due to leap year. The second quarter is typically the most volatile for us due to seasonality and weather. Weather was generally favorable during the second fiscal quarter of 2012 as compared to the prior year. Notwithstanding these benefits, we believe the initiatives we have implemented, including product quality improvements and a greater emphasis on personalized service, have set a solid foundation for future growth. We continue to refine our promotional and creative strategies to drive a more consistent and sustained same-store sales growth going forward.

Revenues increased to $115.1 million for the second quarter of fiscal year 2012 from $113.5 million for the same period last year and increased to $243.4 million for the first six months of fiscal year 2012 from $242.7 million for the same period last year. The increase in revenues was primarily related to an increase in same-store sales, partially offset by a decline from the refranchising of 31 Company Drive-Ins on January 31, 2012. Three additional Company Drive-Ins were refranchised on the last day of the current quarter which had no impact on sales during the period. Restaurant margins at Company Drive-Ins improved by 70 basis points during the second quarter of fiscal year 2012, reflecting the leverage of positive same-store sales as well as a favorable shift in product mix, and declined slightly for the first half of fiscal year 2012 primarily due to higher commodity costs.

Second quarter results for fiscal year 2012 reflected net income of $1.7 million or $0.03 per diluted share as compared to net income of $4.3 million or $0.07 per diluted share for the same period last year, which included a $3.3 million after-tax gain or $0.05 per diluted share from early extinguishment of debt. Net income and diluted earnings per share for the first six months of fiscal year 2012 were $7.2 million and $0.12, respectively, as compared to net income of $11.6 million and $0.19 per diluted share for the same period last year. Excluding a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax matters and the $3.3 million after-tax gain on the early extinguishment of debt recognized during the second quarter of fiscal year 2011, net income and diluted earnings per share for the first six months of fiscal years 2011 and 2012 remained steady at $7.2 million and $0.12, respectively.

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

	Three Months Ended February 29, 2012		Three Months Ended February 28, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$1,677	$0.03	$4,348	$0.07
After-tax impact of gain from early extinguishment of debt	—	—	(3,321)	(0.05)

Adjusted - Non-GAAP	$1,677	$0.03	$1,027	$0.02

	Six Months Ended February 29, 2012		Six Months Ended February 28, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$7,176	$0.12	$11,590	$0.19
After-tax impact of gain from early extinguishment of debt	—	—	(3,321)	(0.05)
Tax benefit from favorable tax settlement	—	—	(1,073)	(0.02)

Adjusted - Non-GAAP	$7,176	$0.12	$7,196	$0.12

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

System-wide Performance

($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Percentage increase (decrease) in sales	3.6%	1.5%	2.0%	(0.3%)
System-wide drive-ins in operation(1):
Total at beginning of period	3,555	3,558	3,561	3,572
Opened	10	5	12	14
Closed (net of re-openings)	(15)	(8)	(23)	(31)

Total at end of period	3,550	3,555	3,550	3,555

Average sales per drive-in:	$225	$218	$472	$462

Change in same-store sales(2):	3.5%	1.2%	1.7%	(0.8%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The following table provides information regarding drive-in development across the system.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
New drive-ins:
Company	—	—	—	—
Franchise	10	5	12	14

System-wide	10	5	12	14

Rebuilds/relocations:
Company	—	1	—	2
Franchise	4	4	10	7

System-wide	4	5	10	9

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended			Percent
	February 29,	February 28,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$87,185	$86,435	$750	0.9%
Franchise Drive-Ins:
Franchise royalties	25,590	24,813	777	3.1
Franchise fees	364	517	(153)	(29.6)
Lease revenue	1,261	1,152	109	9.5
Other	684	606	78	12.9

Total revenues	$115,084	$113,523	$1,561	1.4%

	Six months ended			Percent
	February 29,	February 28,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$183,967	$183,709	$258	0.1%
Franchise Drive-Ins:
Franchise royalties	54,381	53,825	556	1.0
Franchise fees	649	886	(237)	(26.7)
Lease revenue	2,549	2,519	30	1.2
Other	1,817	1,730	87	5.0

Total revenues	$243,363	$242,669	$694	0.3%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Company Drive-In sales	$87,185	$86,435	$183,967	$183,709
Percentage increase (decrease)	0.9%	(0.2%)	0.1%	(3.4%)

Company Drive-Ins in operation(1):
Total at beginning of period	446	452	446	455
Sold to franchisees	(34)	—	(34)	(2)
Closed (net of re-openings)	—	(1)	—	(2)

Total at end of period	412	451	412	451

Average sales per Company Drive-in	$201	$193	$419	$409
Percentage increase	4.1%	3.8%	2.4%	1.2%
Change in same-store sales(2)	3.1%	2.2%	1.4%	0.0%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 3.1% for the second quarter of fiscal year 2012 and increased 1.4% for the first six months of fiscal year 2012, as compared to an increase of 2.2% and flat sales, respectively, for the same periods last year, which represents an improving trend that we attribute to the initiatives we have implemented. Company Drive-In sales increased $0.8 million, or 0.9%, during the second quarter of fiscal year 2012 as compared to the same period last year. This increase was primarily driven by a $2.9 million improvement in same-store sales partially offset by a $2.3 million decrease in sales caused by the refranchising of drive-ins during the second quarter of fiscal year 2012 and during fiscal year 2011. Company Drive-In sales increased $0.3 million for the first six months of fiscal year 2012 as compared to the same period last year. An improvement in same-store sales and, to a lesser extent, new drive-in openings during fiscal year 2011 resulted in a $4.6 million increase in sales which was partially offset by a $2.9 million decrease in sales caused by the refranchising of drive-ins discussed earlier and a $1.4 million decrease related to drive-ins that were closed during or subsequent to the first half of fiscal year 2011.

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

Franchise Information

($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Franchising revenues(1)	$27,215	$26,482	$57,579	$57,230
Percentage increase (decrease)	2.8%	1.9%	0.6%	(0.8%)

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,109	3,106	3,115	3,117
Opened	10	5	12	14
Acquired from company	34	—	34	2
Closed (net of re-openings)	(15)	(7)	(23)	(29)

Total at end of period	3,138	3,104	3,138	3,104

Franchise Drive-In sales	$712,903	$685,659	$1,494,126	$1,461,951
Percentage change	4.0%	1.7%	2.2%	0.1%

Effective royalty rate	3.59%	3.62%	3.64%	3.68%

Average sales per Franchise Drive-In	$229	$222	$480	$470
Change in same-store sales(3)	3.6%	1.0%	1.7%	(0.9%)

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2011.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 3.6% for the second quarter of fiscal year 2012 and 1.7% for the first half of fiscal year 2012, as compared to an increase of 1.0% and a decline of 0.9%, respectively, for the same periods last year, which represents an improving trend that we attribute to the initiatives we have implemented. Overall franchising revenues increased $0.7 million, or 2.8%, for the second quarter of fiscal year 2012 and $0.3 million, or 0.6%, for the first half of fiscal year 2012. The increase in franchising revenues was primarily driven by an increase in franchise royalties, partially offset by a decrease in franchise fees. The increase in franchise royalties was primarily attributable to an increase in same-store sales, partially offset by a lower effective royalty rate stemming from a temporary reduction in royalty rates from various development incentives and certain franchisee restructuring efforts.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins
	Three months ended		Percentage points
	February 29,	February 28,
	2012	2011	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.3%	28.4%	(0.1)
Payroll and other employee benefits(2)	37.5	37.8	(0.3)
Other operating expenses	23.8	24.1	(0.3)

Cost of sales	89.6%	90.3%	(0.7)

	Six months ended		Percentage points
	February 29,	February 28,	Increase
	2012	2011	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.5%	28.1%	0.4
Payroll and other employee benefits(2)	36.9	37.2	(0.3)
Other operating expenses	23.7	23.5	0.2

Cost of sales	89.1%	88.8%	0.3

(1)	Calculated as a percentage of Company Drive-In Sales.
(2)	Effective April 1, 2010, we revised our compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for the periods presented and have been included in payroll and other employee benefits.

Restaurant-level margins improved by 70 basis points during the second quarter of fiscal year 2012, reflecting leverage from improved same-store sales, and declined slightly for the first six months of fiscal year 2012, primarily due to higher commodity costs, as compared to the same periods last year. Food and packaging costs remained relatively flat during the second quarter of fiscal year 2012 as a result of favorable product mix and improved inventory management, partially offset by higher commodity costs. Payroll and other employee benefits as well as other operating expenses improved by a combined 60 basis points during the second quarter of fiscal year 2012 primarily as a result of leverage from improved sales.

Selling, General and Administrative (“SG&A”). SG&A expenses increased $0.8 million, or 5.2%, to $16.1 million for the second quarter of fiscal year 2012 and remained relatively flat decreasing by 0.2% for the first six months of fiscal year 2012 as compared to the same periods last year. The increase in SG&A expense during the second quarter of fiscal year 2012 was largely attributable to an increase in variable compensation costs and an increase in severance, recruiting and relocation expenses.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the second quarter of fiscal year 2012 increasing by $0.1 million to $10.5 million and increased by $0.3 million to $21.0 million for the first six months of fiscal year 2012 as compared to the same periods last year. Capital expenditures during the first six months of fiscal year 2012 were $7.8 million.

Net Interest Expense. Net interest expense increased in the second quarter and first six months of fiscal year 2012 as compared to the same periods last year as a result of a $5.2 million gain from the early extinguishment of debt in the second quarter of fiscal year 2011. Excluding this gain, net interest expense decreased $0.2 million for the second quarter of fiscal year 2012 and $0.4 million for the first six months of fiscal year 2012. The decrease in net interest expense relates to a decline in debt partially offset by a higher weighted average interest rate. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes reflects an effective tax rate of 39.2% for the second quarter of fiscal year 2012 as compared to 36.2% for the same period in 2011. This increase was primarily due to tax credit programs that expired during the second quarter of fiscal year 2012. Our effective income tax rate increased to 38.3% for the first half of fiscal year 2012 from 29.9% for the first half of fiscal year 2011. The higher effective income tax rate for the first half of fiscal year 2012 was primarily attributable to a $1.1 million decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions and as circumstances on other tax matters change.

Financial Position

Total assets decreased $17.5 million, or 2.6%, to $662.2 million during the first half of fiscal year 2012 from $679.7 million at the end of fiscal year 2011. This decrease was primarily attributable to a $14.5 million decrease in net property, equipment and capital leases resulting primarily from depreciation during the year partially offset by capital additions.

Total liabilities decreased $14.8 million, or 2.4%, to $613.3 million during the first half of fiscal year 2012 from $628.0 million at the end of fiscal year 2011. This decrease was primarily attributable to a $7.8 million decrease in accrued liabilities relating to the payment of bonuses and other liabilities that were accrued as of August 31, 2011. The overall decrease in total liabilities was also a result of scheduled debt principal repayments of $7.5 million during the first half of fiscal year 2012.

Total stockholders’ equity decreased $2.7 million, or 5.2%, to $49.0 million during the first half of fiscal year 2012 from $51.7 million at the end of fiscal year 2011. This decrease was attributable to $10.5 million in purchases of common stock under our stock repurchase program during the first quarter of fiscal year 2012. These purchases were partially offset by current year earnings of $7.2 million.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities remained relatively flat at $27.8 million for the first six months of fiscal year 2012 as compared to $27.5 million for the same period in fiscal year 2011.

Investing Cash Flows. Cash used in investing activities during the first six months of fiscal years 2012 and 2011 remained steady at $3.6 million. During the first six months of fiscal year 2012, we used $7.8 million of cash for purchases of property and equipment and $3.4 million of cash to purchase intellectual property related to a point-of-sale system that is used by a majority of the Sonic system. These cash outflows were partially offset by $8.0 million in proceeds primarily related to the sale of operations and a portion of the real estate for 34 Company Drive-Ins. The following table sets forth the components of our investments in capital additions for the first six months of fiscal year 2012 (in millions):

Replacement equipment and technology for existing drive-ins and other	$3.7
Corporate technology investments	2.8
Rebuilds, relocations and remodels of existing drive-ins	0.8
New Company Drive-Ins, including drive-ins under construction	0.5

Total investing cash flows for capital additions	$7.8

Financing Cash Flows. Net cash used in financing activities decreased $60.5 million to $19.8 million for the first six months of fiscal year 2012 from $80.3 million for the same period in fiscal year 2011. This decrease primarily relates to the use of $57.1 million in cash during the second quarter of fiscal year 2011 to repurchase a portion of our Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) and lower scheduled principal payments on our debt during the first half of fiscal year 2012 as a result of refinancing our 2006 debt, which occurred during fiscal year 2011. These decreases were partially offset by the use of $10.5 million of cash during the first quarter of fiscal year 2012 to purchase outstanding common stock under our stock repurchase program as discussed below.

During the second quarter of fiscal year 2011, we repurchased $62.5 million of our 2006 Variable Funding Notes and recognized a $5.2 million gain.

On October 13, 2011, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we are authorized to purchase up to $30.0 million of our outstanding shares of common stock through August 31, 2012. During the first quarter of fiscal year 2012, approximately 1.5 million shares were acquired pursuant to this program for a total cost of $10.5 million. As of February 29, 2012, the total remaining amount authorized for repurchase was $19.5 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. Our Board of Directors may extend, modify, suspend or discontinue the stock repurchase program at any time.

As of February 29, 2012, our total cash balance of $49.2 million ($33.9 million of unrestricted and $15.2 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases and capital expenditures mentioned above. In addition, we expect refunds from amended tax returns of approximately $11.8 million to be received during fiscal year 2012 or 2013. We believe that existing cash, funds generated from operations and the undrawn availability of $100 million under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

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

Interest Rate Risk. Our exposure to interest rate risk at February 29, 2012 is primarily based on the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with an effective rate of 5.4%, before amortization of debt-related costs. At February 29, 2012, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $489.5 million (including accrued interest). To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $24.0 million, respectively. The fair value estimate required significant assumptions by management as there are few restaurant securitized loan transactions occurring in the current market.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

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
and Chief Financial Officer

Date: April 6, 2012

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