Form 10-Q
period 2012-05-31
SONIC CORP
filed 2012-07-06
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

(405) 225-5000

(Registrant’s telephone number, including area code)

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

As of July 2, 2012, approximately 58,058,345 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements SONIC CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)
	May 31, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,672	$29,509
Restricted cash	10,351	12,850
Accounts and notes receivable, net	24,411	24,558
Income taxes receivable	10,707	12,776
Prepaid expenses and other current assets	10,805	13,764

Total current assets	97,946	93,457
Noncurrent restricted cash	7,963	8,108
Notes receivable, net	14,606	11,086
Property, equipment and capital leases	759,271	760,778
Less accumulated depreciation and amortization	(314,327)	(295,903)

Property, equipment and capital leases, net	444,944	464,875

Goodwill	76,996	81,625
Debt origination costs, net	11,202	13,124
Other assets, net	13,057	7,467

Total assets	$666,714	$679,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,755	$11,135
Deposits from franchisees	3,519	2,897
Accrued liabilities	32,344	33,532
Income taxes payable	4,333	4,775
Current maturities of long-term debt and capital leases	19,450	18,940

Total current liabilities	71,401	71,279
Obligations under capital leases due after one year	28,735	30,302
Long-term debt due after one year	470,562	481,835
Deferred income taxes	30,253	27,228
Other noncurrent liabilities	16,878	17,402

Total non-current liabilities	546,428	556,767
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2011)	1,183	1,183
Paid-in capital	229,692	229,399
Retained earnings	708,295	687,431

	939,170	918,013
Treasury stock, at cost; 59,753 common shares (56,316 shares at August 31, 2011)	(890,285)	(866,317)

Total stockholders’ equity	48,885	51,696

Total liabilities and stockholders’ equity	$666,714	$679,742

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)
	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Revenues:
Company Drive-In sales	$110,070	$113,745	$294,037	$297,454
Franchise Drive-Ins:
Franchise royalties	35,599	34,825	89,980	88,650
Franchise fees	202	385	851	1,271
Lease revenue	2,056	1,828	4,605	4,347
Other	1,500	1,315	3,317	3,045

	149,427	152,098	392,790	394,767
Costs and expenses:
Company Drive-Ins:
Food and packaging	30,600	31,996	83,011	83,559
Payroll and other employee benefits	38,539	40,466	106,363	108,741
Other operating expenses, exclusive of depreciation and amortization included below	22,261	23,549	65,899	66,765

	91,400	96,011	255,273	259,065
Selling, general and administrative	16,951	17,212	48,452	48,778
Depreciation and amortization	10,288	10,139	31,264	30,806
Provision for impairment of long-lived assets	203	49	376	313

	118,842	123,411	335,365	338,962

Other operating income (expense), net	151	(20)	613	255

Income from operations	30,736	28,667	58,038	56,060
Interest expense	7,836	7,991	23,807	24,414
Interest income	(174)	(161)	(477)	(513)
Net loss from early extinguishment of debt	—	28,230	—	23,025

Net interest expense	7,662	36,060	23,330	46,926

Income (loss) before income taxes	23,074	(7,393)	34,708	9,134
Provision (benefit) for income taxes	8,667	(2,742)	13,125	2,195

Net income (loss)	$14,407	$(4,651)	$21,583	$6,939

Basic income (loss) per share	$0.24	$(0.08)	$0.36	$0.11

Diluted income (loss) per share	$0.24	$(0.08)	$0.36	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine months ended
	May 31,
	2012	2011
Cash flows from operating activities:
Net income	$21,583	$6,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,264	30,806
Stock-based compensation expense	3,204	4,474
Net loss from early extinguishment of debt	—	23,025
Other	(1,162)	1,938
(Increase) decrease in operating assets:
Restricted cash	2,455	(4,816)
Accounts receivable and other assets	(611)	(7,269)
Increase (decrease) in operating liabilities:
Accounts payable	834	1,488
Accrued and other liabilities	(1,286)	(1,832)
Income taxes	7,665	(6,517)

Total adjustments	42,363	41,297

Net cash provided by operating activities	63,946	48,236

Cash flows from investing activities:
Purchases of property and equipment	(12,938)	(14,739)
Proceeds from sale of assets	8,562	2,710
Other	(7,806)	1,373

Net cash used in investing activities	(12,182)	(10,656)

Cash flows from financing activities:
Payments on and purchases of debt	(11,271)	(585,235)
Proceeds from borrowings	—	535,000
Restricted cash for securitization obligations	190	6,245
Debt issuance and extinguishment costs	—	(39,883)
Purchases of treasury stock	(25,534)	—
Other	(2,986)	(878)

Net cash used in financing activities	(39,601)	(84,751)

Net increase (decrease) in cash and cash equivalents	12,163	(47,171)
Cash and cash equivalents at beginning of period	29,509	86,036

Cash and cash equivalents at end of period	$41,672	$38,865

Supplemental cash flow information:
Additions to capital lease obligations	$2,036	$886

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

2. Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$14,407	$(4,651)	$21,583	$6,939
Denominator:
Weighted average common shares outstanding – basic	59,936	61,842	60,736	61,723
Effect of dilutive employee stock options and unvested restricted stock units	25	158	31	150

Weighted average common shares – diluted	59,961	62,000	60,767	61,873

Net income (loss) per common share – basic	$0.24	$(0.08)	$0.36	$0.11

Net income (loss) per common share – diluted	$0.24	$(0.08)	$0.36	$0.11

Anti-dilutive securities excluded(1)	7,382	6,457	7,269	6,621

(1)	Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

3. Stock Repurchase Program

On October 13, 2011, the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company was authorized to purchase up to $30.0 million of its outstanding shares of common stock through August 31, 2012. During the first nine months of fiscal year 2012, approximately 3.5 million shares were acquired pursuant to this program for a total cost of $25.5 million. As of May 31, 2012, the total remaining amount authorized for repurchase was $4.5 million. Subsequent to the end of the third quarter of fiscal year 2012, the Company purchased the remaining amount authorized and completed its stock repurchase program.

4. Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Provision (benefit) for income taxes	$8,667	$(2,742)	$13,125	$2,195
Effective income tax rate	37.6%	37.1%	37.8%	24.0%

The increase in the Company’s effective income tax rate during the first nine months of fiscal year 2012 was primarily attributable to a $1.1 million decrease in the Company’s liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs during the second quarter of fiscal year 2012.

5. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. No material impairment charges for long-lived assets were recorded during the first nine months of fiscal year 2012 or in the same period last year. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

The Company evaluated goodwill for impairment in conjunction with the sale of 34 Company Drive-Ins to franchisees during the second quarter of fiscal year 2012. As of the date of the evaluation, the fair value of the Company’s reporting units exceeded their carrying value. The Company is required to test goodwill for impairment on an annual basis and between annual tests as a result of allocating goodwill to Company Drive-Ins that are sold or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of May 31, 2012, the Company had $77.0 million of goodwill, of which $71.0 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. The decrease in goodwill since August 31, 2011, was a result of allocating goodwill to Company Drive-Ins sold during the first nine months of fiscal year 2012. For more information regarding the Company’s goodwill and other intangible assets information, see note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The Company has obligations under various lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. Under these agreements, which expire through 2024, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of May 31, 2012, the amount remaining under these guaranteed lease obligations totaled $8.5 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided. In addition, capital lease obligations totaling $1.2 million are still reflected as liabilities as of May 31, 2012, for properties sold to franchisees and for which the Company remains secondarily liable through 2021. At this time, the Company also does not anticipate any material defaults under these capital leases.

7. Debt

In connection with the Company’s May 2011 refinancing of its Series 2006-1 Senior Secured Variable Funding Notes, Class A-1 (the “2006 Variable Funding Notes”) and Series 2006-1 Senior Secured Fixed Rate Notes, Class A-2, the Company recognized a $28.2 million loss from the early extinguishment of debt during the third quarter of fiscal year 2011, which primarily consisted of a $25.3 million prepayment premium and the write-off of unamortized deferred loan fees remaining from the refinanced debt. In addition, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during the third quarter of fiscal year 2011. Prior to the refinancing, during the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its 2006 Variable Funding Notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011. These transactions are reflected within “net loss from early extinguishment of debt” in the accompanying Condensed Consolidated Statements of Income.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of May 31, 2012, (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$10,669	$—	$—	$10,669
Restricted cash (current)	10,351	—	—	10,351
Restricted cash (noncurrent)	7,963	—	—	7,963

Total	$28,983	$—	$—	$28,983

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2011, (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$11,338	$—	$—	$11,338
Restricted cash (current)	12,850	—	—	12,850
Restricted cash (noncurrent)	8,108	—	—	8,108

Total	$32,296	$—	$—	$32,296

At May 31, 2012, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) was estimated at $510.0 million versus a carrying value of $485.7 million, including accrued interest. At August 31, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $497.0 million, including accrued interest. The fair value of the 2011 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

9. Segment Information

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

(In thousands, except per share data)

(Unaudited)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue and income from operations:

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Revenues:
Company Drive-Ins	$110,070	$113,745	$294,037	$297,454
Franchise Operations	37,857	37,038	95,436	94,268
Unallocated revenues	1,500	1,315	3,317	3,045

	$149,427	$152,098	$392,790	$394,767

Income from Operations:
Company Drive-Ins	$18,670	$17,734	$38,764	$38,389
Franchise Operations	37,857	37,038	95,436	94,268
Unallocated income	1,651	1,295	3,930	3,300
Unallocated expenses:
Selling, general and administrative	(16,951)	(17,212)	(48,452)	(48,778)
Depreciation and amortization	(10,288)	(10,139)	(31,264)	(30,806)
Provision for impairment of long-lived assets	(203)	(49)	(376)	(313)

Income from Operations	$30,736	$28,667	$58,038	$56,060

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales momentum for the third quarter and first nine months of fiscal year 2012 continued to improve, particularly considering the strong prior-year same-store sales results. System-wide same-store sales increased 2.8% during the third quarter and 2.2% during the first nine months of fiscal year 2012, as compared to increases of 3.9% and 0.9%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins increased by 3.7% for the third quarter and 2.3% for the first nine months of fiscal year 2012 as compared to increases of 6.5% and 2.4%, respectively, for the same periods last year. We believe the initiatives we have implemented over the last few years, including product quality improvements and a greater emphasis on personalized service, have set a solid foundation for growth which is reflected in our operating results.

Revenues decreased to $149.4 million for the third quarter of fiscal year 2012 from $152.1 million for the same period last year and decreased to $392.8 million for the first nine months of fiscal year 2012 from $394.8 million for the same period last year. The decrease in revenues was primarily related to a decline in sales resulting from the refranchising of 34 Company Drive-Ins during the second fiscal quarter of 2012, partially offset by an increase in same-store sales. Restaurant margins at Company Drive-Ins improved by 140 basis points during the third quarter of fiscal year 2012 and improved by 30 basis points during the first nine months of fiscal year 2012, reflecting the leverage of positive same-store sales as well as moderating commodity cost inflation.

Third quarter results for fiscal year 2012 reflected net income of $14.4 million or $0.24 per diluted share as compared to a net loss of $4.7 million or $0.08 per diluted share for the same period last year, which included a $17.8 million after-tax loss or $0.29 per diluted share from early extinguishment of debt. Net income and diluted earnings per share for the first nine months of fiscal year 2012 were $21.6 million and $0.36, respectively, as compared to net income of $6.9 million and $0.11 per diluted share for the same period last year. Excluding a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax matters and a $14.4 million after-tax net loss on the early extinguishment of debt recognized during the first nine months of fiscal year 2011, net income and diluted earnings per share for the first nine months of fiscal year 2011 were $20.3 million and $0.33, respectively.

The following non-GAAP adjustments are intended to supplement the presentation of the Company’s financial results in accordance with GAAP. We believe the exclusion of these items in evaluating the change in net income (loss) and diluted earnings per share for the periods below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.

	Three Months Ended May 31, 2012		Three Months Ended May 31, 2011
	Net Income	Diluted EPS	Net Income (Loss)	Diluted EPS
Reported – GAAP	$14,407	$0.24	$(4,651)	$(0.08)
After-tax loss from early extinguishment of debt	—	—	17,760	0.29

Adjusted - Non-GAAP	$14,407	$0.24	$13,109	$0.21

	Nine Months Ended May 31, 2012		Nine Months Ended May 31, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$21,583	$0.36	$6,939	$0.11
After-tax net loss from early extinguishment of debt	—	—	14,439	0.24
Tax benefit from favorable tax settlement	—	—	(1,073)	(0.02)

Adjusted – Non-GAAP	$21,583	$0.36	$20,305	$0.33

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

System-wide Performance

($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Percentage increase in sales	2.4%	4.7%	2.9%	1.3%
System-wide drive-ins in operation(1):
Total at beginning of period	3,550	3,555	3,561	3,572
Opened	7	12	19	26
Closed (net of re-openings)	(7)	(8)	(30)	(39)

Total at end of period	3,550	3,559	3,550	3,559

Average sales per drive-in:	$294	$287	$768	$747

Change in same-store sales(2):	2.8%	3.9%	2.2%	0.9%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The following table provides information regarding drive-in development across the system.

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
New drive-ins:
Company	—	—	—	—
Franchise	7	12	19	26

System-wide	7	12	19	26

Rebuilds/relocations:
Company	1	—	1	2
Franchise	5	4	14	11

System-wide	6	4	15	13

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$110,070	$113,745	$(3,675)	(3.2%)
Franchise Drive-Ins:
Franchise royalties	35,599	34,825	774	2.2
Franchise fees	202	385	(183)	(47.5)
Lease revenue	2,056	1,828	228	12.5
Other	1,500	1,315	185	14.1

Total revenues	$149,427	$152,098	$(2,671)	(1.8%)

	Nine months ended			Percent
	May 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$294,037	$297,454	$(3,417)	(1.1%)
Franchise Drive-Ins:
Franchise royalties	89,980	88,650	1,330	1.5
Franchise fees	851	1,271	(420)	(33.0)
Lease revenue	4,605	4,347	258	5.9
Other	3,317	3,045	272	8.9

Total revenues	$392,790	$394,767	$(1,977)	(0.5%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Company Drive-In sales	$110,070	$113,745	$294,037	$297,454
Percentage (decrease) increase	(3.2%)	4.6%	(1.1%)	(0.5%)

Company Drive-Ins in operation(1):
Total at beginning of period	412	451	446	455
Sold to franchisees	(1)	(4)	(35)	(6)
Closed (net of re-openings)	(2)	(2)	(2)	(4)

Total at end of period	409	445	409	445

Average sales per Company Drive-in	$268	$256	$688	$665
Percentage increase	4.7%	7.6%	3.5%	3.6%
Change in same-store sales(2)	3.7%	6.5%	2.3%	2.4%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 3.7% for the third quarter of fiscal year 2012 and 2.3% for the first nine months of fiscal year 2012, as compared to increases of 6.5% and 2.4%, respectively, for the same periods last year. Company Drive-In sales decreased $3.7 million and $3.4 million during the third quarter and first nine months of fiscal year 2012, respectively, as compared to the same periods last year. The quarter-to-date decrease was primarily driven by a $7.8 million decrease in sales caused by the refranchising of drive-ins during the second quarter of fiscal year 2012 and during fiscal year 2011 partially offset by a $3.7 million improvement in same-store sales. The year-to-date decrease was primarily attributable to a $10.7 million decrease in sales caused by the refranchising of drive-ins discussed earlier and a $2.0 million decrease related to drive-ins that were closed during or subsequent to the first nine months of fiscal year 2011 partially offset by a $6.5 million improvement in same-store sales and $2.9 million of incremental sales from new drive-in openings during fiscal year 2011.

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

Franchise Information

($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Franchising revenues(1)	$37,857	$37,038	$95,436	$94,268
Percentage increase	2.2%	3.1%	1.2%	0.7%

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,138	3,104	3,115	3,117
Opened	7	12	19	26
Acquired from company	1	4	35	6
Closed (net of re-openings)	(5)	(6)	(28)	(35)

Total at end of period	3,141	3,114	3,141	3,114

Franchise Drive-In sales	$934,449	$906,401	$2,431,649	$2,352,065
Percentage change	3.1%	4.7%	3.4%	1.6%

Effective royalty rate	3.81%	3.84%	3.70%	3.77%

Average sales per Franchise Drive-In	$298	$292	$779	$760
Change in same-store sales(3)	2.7%	3.6%	2.2%	0.8%

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2011.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 2.7% for the third quarter of fiscal year 2012 and 2.2% for the first nine months of fiscal year 2012, as compared to increases of 3.6% and 0.8%, respectively, for the same periods last year. Franchising revenues increased $0.8 million, or 2.2%, for the third quarter of fiscal year 2012 and $1.2 million, or 1.2%, for the first nine months of fiscal year 2012 as compared to the same periods last year. The increase in franchising revenues was primarily driven by an increase in franchise royalties, partially offset by a decrease in franchise fees. The increase in franchise royalties was primarily attributable to an increase in same-store sales, and incremental royalties from newly constructed and refranchised drive-ins, partially offset by a lower effective royalty rate stemming from a temporary reduction in royalty rates from various development incentives and certain franchisee restructuring efforts.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended		Percentage points
	May 31,
	2012	2011	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	27.8%	28.1%	(0.3)
Payroll and other employee benefits(2)	35.0	35.6	(0.6)
Other operating expenses	20.2	20.7	(0.5)

Cost of sales	83.0%	84.4%	(1.4)

	Nine months ended		Percentage points
	May 31,		Increase
	2012	2011	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.2%	28.1%	0.1
Payroll and other employee benefits(2)	36.2	36.5	(0.3)
Other operating expenses	22.4	22.5	(0.1)

Cost of sales	86.8%	87.1%	(0.3)

(1)	Calculated as a percentage of Company Drive-In Sales.
(2)	Effective April 1, 2010, we revised our compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for the periods presented and have been included in payroll and other employee benefits.

Restaurant-level margins improved by 140 basis points during the third quarter of fiscal year 2012 and by 30 basis points during the first nine months of fiscal year 2012, reflecting leverage from improved same-store sales. Food and packaging costs improved by 30 basis points during the quarter and remained relatively flat during the first nine months of fiscal year 2012, which was a combination of moderating commodity cost inflation, effective inventory management and moderate price increases taken over the preceding twelve months. Payroll and other employee benefits as well as other operating expenses improved by a combined 110 basis points during the third quarter of fiscal year 2012 and improved by a combined 40 basis points during the first nine months of fiscal year 2012, primarily as a result of leverage from improved sales.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $0.3 million for both the third quarter and first nine months of fiscal year 2012, as compared to the same periods last year, which was largely attributable to declines in bad debt expense due to improved sales and profitability at Franchise Drive-Ins.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the third quarter of fiscal year 2012 increasing by $0.1 million to $10.3 million and increased by $0.5 million to $31.3 million for the first nine months of fiscal year 2012 as compared to the same periods last year. Of the $0.5 million year-to-date increase, approximately $0.3 million was attributable to the amortization of intellectual property acquired during the second quarter of fiscal year 2012 relating to a point-of-sale system that is used by a majority of the Sonic system.

Net Interest Expense. Net interest expense decreased in the third quarter and first nine months of fiscal year 2012 as compared to the same periods last year primarily as a result of a $28.2 million loss from the early extinguishment of debt related to the refinancing of our previously outstanding debt in May 2011. In addition, net interest expense for the first nine months of fiscal year 2011 includes a $5.2 million gain from the early extinguishment of debt in the second quarter of fiscal year 2011. Excluding the early extinguishments of debt, net interest expense decreased $0.2 million for the third quarter of fiscal year 2012 and $0.6 million for the first nine months of fiscal year 2012. The decrease in net interest expense relates to a decline in debt partially offset by a higher weighted average interest rate. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes reflects an effective tax rate of 37.6% for the third quarter of fiscal year 2012 as compared to 37.1% for the same period in 2011. Our effective income tax rate increased to 37.8% for the first nine months of fiscal year 2012 from 24.0% for the first nine months of fiscal year 2011. The higher effective income tax rate for the first nine months of fiscal year 2012 was primarily attributable to a $1.1 million decrease in our liability for unrecognized tax benefits resulting from the settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs during the second quarter of fiscal year 2012. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions, and as circumstances on other tax matters change.

Financial Position

Total assets decreased $13.0 million, or 1.9%, to $666.7 million during the first nine months of fiscal year 2012 from $679.7 million at the end of fiscal year 2011. This decrease was primarily attributable to a $19.9 million decrease in net property, equipment and capital leases resulting primarily from depreciation during the year partially offset by capital additions. The $4.5 million increase in current assets during the first nine months of fiscal year 2012 was primarily related to an increase in cash as a result of improved sales.

Total liabilities decreased $10.2 million, or 1.6%, to $617.8 million during the first nine months of fiscal year 2012 from $628.0 million at the end of fiscal year 2011. This decrease was primarily attributable to scheduled debt principal repayments of $11.3 million during the first nine months of fiscal year 2012.

Total stockholders’ equity decreased $2.8 million, or 5.4%, to $48.9 million during the first nine months of fiscal year 2012 from $51.7 million at the end of fiscal year 2011. This decrease was attributable to $25.5 million in purchases of common stock under our stock repurchase program during the first nine months of fiscal year 2012. These purchases were partially offset by current year earnings of $21.6 million.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $15.7 million to $63.9 million for the first nine months of fiscal year 2012 as compared to $48.2 million for the same period in fiscal year 2011. This increase primarily relates to an improvement in same-store sales and profitability as well as changes in restricted cash.

Investing Cash Flows. Cash used in investing activities during the first nine months of fiscal year 2012 increased slightly to $12.2 million compared to $10.7 million for the same period in fiscal year 2011. During the first nine months of fiscal year 2012, we used $12.9 million of cash for purchases of property and equipment as outlined in the table below as well as $3.4 million of cash to purchase intellectual property related to a point-of-sale system that is used by a majority of the Sonic system. These cash outflows were partially offset by $8.6 million in proceeds primarily related to the sale of operations and a portion of the real estate for 34 Company Drive-Ins. The balance of the change relates to an increase in notes receivable and other investments. The following table sets forth the components of our investments in capital additions for the first nine months of fiscal year 2012 (in millions):

Replacement equipment and technology for existing drive-ins and other	$6.5
Corporate technology investments	3.7
Rebuilds, relocations and remodels of existing drive-ins	2.5
New Company Drive-Ins, including drive-ins under construction	0.2

Total investing cash flows for capital additions	$12.9

Financing Cash Flows. Net cash used in financing activities decreased $45.2 million to $39.6 million for the first nine months of fiscal year 2012 from $84.8 million for the same period in fiscal year 2011. Approximately $39.9 million of the change relates to a decrease in debt extinguishment costs incurred in connection with the refinancing of our previously outstanding debt during the third quarter of fiscal year 2011. In addition, approximately $39.0 million of the decrease relates to a reduction in debt payments during the first nine months of fiscal year 2012 as compared to the same period last year, primarily due to lower mandatory principal payments under our new financing. These decreases were partially offset by the use of $25.5 million of cash during the first nine months of fiscal year 2012 to purchase outstanding common stock under our stock repurchase program as discussed below, and by changes in restricted cash related to our new debt obligations.

On October 13, 2011, our Board of Directors approved a stock repurchase program. Under the stock repurchase program, we were authorized to purchase up to $30.0 million of our outstanding shares of common stock through August 31, 2012. During the first nine months of fiscal year 2012, approximately 3.5 million shares were acquired pursuant to this program for a total cost of $25.5 million. As of May 31, 2012, the total remaining amount authorized for repurchase was $4.5 million. Subsequent to the end of the third quarter of fiscal year 2012, we purchased the remaining amount authorized and completed our stock repurchase program.

As of May 31, 2012, our total cash balance of $60.0 million ($41.7 million of unrestricted and $18.3 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases and capital expenditures mentioned above. In addition, we expect refunds from amended tax returns of approximately $10 million to be received during fiscal year 2013. We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

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

Interest Rate Risk. Our exposure to interest rate risk at May 31, 2012, is primarily based on the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with an effective rate of 5.4%, before amortization of debt-related costs. At May 31, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $510.0 million versus a carrying value of $485.7 million, including accrued interest. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $25 million, respectively. The fair value estimate required significant assumptions by management as there are few restaurant securitized loan transactions occurring in the current market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2012 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
March 1, 2012 through March 31, 2012	—	$—	—	$19,549
April 1, 2012 through April 30, 2012	1,036	7.11	1,036	12,183
May 1, 2012 through May 31, 2012	1,031	7.48	1,031	$4,466

Total	2,067	$7.30	2,067

(1)	On October 13, 2011, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company was authorized to purchase up to $30.0 million of its outstanding shares of common stock through August 31, 2012. Subsequent to the end of the third quarter of fiscal year 2012, the Company purchased the remaining amount authorized and completed its stock repurchase program.

Item 6. Exhibits

Exhibits
10.01	Employment Agreement with James P. O’Reilly dated April 11, 2012

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	XBRL (Extensible Business Reporting Language) information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: July 6, 2012

EXHIBIT INDEX

Exhibit Number and Description

10.01	Employment Agreement with James P. O’Reilly dated April 11, 2012

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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