Form 10-K
period 2012-08-31
SONIC CORP
filed 2012-10-26
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

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

As of February 29, 2012, the aggregate market value of the 56,818,232 shares of common stock of the Company held by non-affiliates of the Company equaled $469,318,596 based on the closing sales price for the common stock as reported for that date.

As of October 15, 2012, the Registrant had 57,961,673 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2012.

FORM 10-K OF SONIC CORP.

PART I

FORM 10-K

SONIC CORP.

PART I

Item 1. Business

General

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States. References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The Sonic Drive-In restaurant chain began in the early 1950’s. Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 public offering of common stock. Our principal executive offices are located at 300 Johnny Bench Drive, Oklahoma City, Oklahoma 73104. Our telephone number is (405) 225-5000.

The Sonic Brand

At a standard Sonic Drive-In restaurant, a customer drives into one of 16 to 24 covered drive-in spaces, orders through an intercom speaker system and has the food delivered by a carhop. Most Sonic Drive-Ins have patio seating and more than half of all Sonic Drive-Ins have drive-thru lanes.

Sonic Drive-Ins feature Sonic signature items, such as specialty drinks including cherry limeades and slushes, ice cream desserts, made-to-order sandwiches and hamburgers, six-inch premium beef hot dogs, footlong quarter-pound coneys, hand-battered onion rings and tater tots. Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and sausage or bacon with egg and cheese Breakfast Toasters®. Sonic Drive-Ins serve the full menu all day.

Business Strategy

Our objective is to maintain our position as or to become a leading restaurant operator in all of our markets. We have developed and implemented a strategy designed to build the Sonic brand and to maintain high levels of customer satisfaction and repeat business. The key elements of that strategy are: (1) a unique drive-in concept focusing on a distinctive menu of quality made-to-order food products, including several signature items; (2) a commitment to customer service featuring personalized service by carhops; (3) the expansion of Sonic Drive-Ins within the continental United States; and (4) a commitment to strong franchisee relationships.

Restaurant Locations

As of August 31, 2012, the Company had 3,556 Sonic Drive-Ins in operation from coast to coast in 43 states, consisting of 409 Company Drive-Ins (“Company Drive-Ins”) and 3,147 Franchise Drive-Ins (“Franchise Drive-Ins”). Company Drive-Ins are owned and operated by Sonic Restaurants, Inc. (“SRI”), a wholly owned subsidiary of the Company. Franchise Drive-Ins are owned and operated by franchisees, as described below.

Expansion

During fiscal year 2012, we opened 37 Sonic Drive-Ins, which consisted of one Company Drive-In and 36 Franchise Drive-Ins. Expansion plans for fiscal year 2013 involve the opening of multiple Sonic Drive-Ins under area development agreements, as well as single-store development by franchisees. We believe that our existing as well as newly opened markets offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building flanked by canopy-covered rows of 16 to 24 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board. In addition, most new Sonic Drive-Ins incorporate drive-thru service and a patio seating area.

Marketing

We have designed our marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing high quality distinctive made-to-order menu items and personalized service featuring skating carhops. The marketing plan includes promotions for use throughout the Sonic chain. We support those promotions with television, radio, interactive media, point-of-sale materials and other media as appropriate. Those promotions generally center on products that highlight new product introductions for a limited time and signature menu items.

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 4 under Franchise Program – Franchise Advisory Council.) Funding for our marketing plan is provided by the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures. The System Marketing Fund focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities. The Sonic Brand Fund is our national media production fund. Franchisees are also required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative. Our franchise agreements require advertising contributions by franchisees of up to 5.9% of gross sales to these marketing funds and local advertising cooperatives.

Purchasing

We negotiate with suppliers for our primary food products and packaging supplies to obtain competitive prices and ensure adequate quantities of food and packaging for our Sonic Drive-Ins. We seek competitive bids from suppliers on many of our food and packaging items. We approve suppliers of those items and require them to adhere to our established product and food safety specifications. Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Sonic Drive-Ins. We require all Sonic Drive-Ins to purchase from approved distributors.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program. Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins and provides certain requirements that must be adhered to by all suppliers, distributors and Sonic Drive-Ins. We also have a comprehensive, restaurant-based food safety program called Sonic Safe. Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (HACCP) principles for managing food safety and quality. Our food safety program includes components to monitor and ensure the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle including, but not limited to, employee training, supplier product inspections and testing and unannounced drive-in food safety auditing by independent third parties. All Sonic Drive-In employees are required to be trained in food safety in their first stage of training, utilizing an internal training program, referred to as the STAR Training Program. This program includes specific training on food safety information and requirements for every station in the drive-in. We also require our drive-in managers and assistant managers to pass and maintain the ServSafe® certification. ServSafe® is the most recognized food safety training certification in the restaurant industry.

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

Company Operations

Ownership Structure. Company Drive-Ins are drive-in operations which are owned and operated by SRI, as the Company’s operating subsidiary. A typical Company Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Company Drive-In. Supervisors oversee several Company Drive-Ins and supervise the managers of those Drive-Ins. The employee compensation program for Company Drive-Ins provides managers and supervisors a guaranteed base compensation with additional significant incentive compensation based on drive-in level performance. Prior to April 2010, Company Drive-Ins operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in owned a noncontrolling interest. Under this form of ownership, managers and supervisors shared in the cash flow for their Company Drive-Ins, but were also responsible for their share of any losses incurred by the drive-ins. We are experiencing improved manager and supervisor retention under the current compensation program.

Company Drive-In Data. The following table provides certain financial information relating to Company Drive-Ins and the number of Company Drive-Ins opened and closed during the past five fiscal years and should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

	2012	2011	2010	2009	2008
Average sales per Company Drive-In (in thousands)	$958	$920	$893	$954	$1,007
Number of Company Drive-Ins:
Total open at beginning of year	446	455	475	684	654
Newly opened and re-opened	1	3	5	11	29
Purchased from franchisees	–	1	–	–	18
Sold to franchisees(1)	(35)	(6)	(16)	(205)	(12)
Closed (net of re-openings)	(3)	(7)	(9)	(15)	(5)

Total open at end of year	409	446	455	475	684

(1)	The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Franchise Program

General. As of August 31, 2012, we had 3,147 Franchise Drive-Ins in operation. A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 59 years of operation. Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through area development agreements or single-site development. Our franchisees opened 36 Franchise Drive-Ins during fiscal year 2012. We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements. For traditional drive-ins, the current franchise agreement provides for an initial franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, advertising fees of up to 5.9% of gross sales and a 20-year term. For fiscal year 2012, Sonic’s average royalty rate was equal to 3.72%.

From time to time, at our discretion, the Company offers incentives to franchisees to increase the development of Sonic Drive-Ins in certain markets. These incentives typically offer reduced or waived franchise fees and/or royalty fees upon certain conditions. We are currently offering franchisees development incentives that reduce the franchise fee from $45,000 to either $30,000 or $15,000, depending on the opening date of the Sonic Drive-In, and that reduce the royalty and advertising fees upon certain conditions.

Area Development Agreements. We use area development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through multiple unit development. While many existing franchisees continue to expand on a single drive-in basis, more than half of the new Franchise Drive-Ins opened during fiscal year 2012 occurred as a result of then-existing area development agreements. Each area development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area. In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

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

Franchise Drive-In Development. We assist each franchisee in selecting sites and developing Sonic Drive-Ins. Each franchisee has responsibility for selecting the franchisee’s drive-in location but must obtain our approval of each Sonic Drive-In design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. We provide our franchisees with the physical specifications for the typical Sonic Drive-In. As described above, we may offer incentives to franchisees from time to time, at our discretion, to increase the development of Sonic Drive-Ins.

Franchise Advisory Council. Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology and new products. The Franchise Advisory Council currently consists of 23 members selected by Sonic. We have seven executive committee members who are selected at large and 16 regional members representing all regions of the country. We have four Franchise Advisory Council task groups comprised of 54 members who generally serve three-year terms and lend support on individual key priorities.

Franchise Drive-In Data. The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic, and closed during Sonic’s last five fiscal years. The table should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

	2012	2011	2010	2009	2008

Average sales per Franchise Drive-In (in thousands)	$1,081	$1,054	$1,043	$1,122	$1,154
Number of Franchise Drive-Ins:
Total open at beginning of year	3,115	3,117	3,069	2,791	2,689
New Franchise Drive-Ins	36	40	80	130	140
Sold to the Company	–	(1)	–	–	(18)
Purchased from the Company(1)	35	6	16	205	12
Closed (net of re-openings)	(39)	(47)	(48)	(57)	(32)

Total open at end of year	3,147	3,115	3,117	3,069	2,791

(1)	The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location, and food quality. The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns, and concerns about the nutritional content of quick-service foods. We compete on the basis of distinctive food and service with signature food items and skating carhops and the method of food preparation (made-to-order). The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition. There are many well-established competitors with substantially greater financial and other resources. These competitors include a large number of national, regional, and local food service establishments, including QSRs, casual-dining restaurants and convenience stores. A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings, and growth. Furthermore, the restaurant industry has few barriers to entry and new competitors may emerge at any time. In selling franchises, we also compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Sonic Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2012, we had 314 full-time corporate employees and approximately 11,200 full-time and part-time restaurant employees. None of our employees are subject to a collective bargaining agreement. We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2012, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Available Information

We maintain a website with the address of www.sonicdrivein.com. Copies of the Company’s reports filed with, or furnished to, the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying at such website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. In addition, copies of Sonic’s corporate governance materials, including the Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Financial Officers and Code of Business Conduct and Ethics are available for viewing and copying at the website, free of charge.

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, principally in the sections captioned “Business,” “Legal Proceedings” and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. In some cases, forward-looking statements can be identified by words such as “anticipate,” “estimate,” “expect,” “goals,” “guidance,” “plan,” “may,” “will,” “would,” and similar expressions. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. We undertake no obligation to publicly update or revise them, except as may be required by law.

Item 1A. Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in forward-looking statement contained in this report, in our other filings with the Securities and Exchange Commission, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Events reported in the media, including social media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our reputation and rapidly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses or injuries caused by food tampering have in the past severely injured the reputations of participants in the restaurant industry and could affect us in the future. The potential for terrorism of our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues, and profits. Our ability to remain a trusted brand and increase sales and profits depends on our ability to manage the potential impact on Sonic of food-borne illnesses or reports of food-borne illnesses. We have implemented a food safety and quality assurance program to minimize the risk of food-borne illness. Nevertheless, these risks cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brand or the restaurant industry in general could materially harm our brand, sales and profitability.

The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.

The restaurant industry is intensely competitive with respect to price, service, location, personnel, dietary trends, including nutritional content of quick-service foods, and quality of food and is often affected by changes in consumer tastes and preferences, economic conditions, population and traffic patterns. We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources. We compete primarily through the quality, price, variety and value of food products offered and our distinctive service experience. Other key competitive factors include the number and location of restaurants, speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs and new product development by us and our competitors. We cannot ensure that we will compete successfully in the restaurant industry on these factors. In addition, some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Our system also competes within the QSR industry not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees.

Changing dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The restaurant industry is affected by consumer preferences and perceptions. Although we monitor these changing preferences and strive to adapt to meet changing consumer needs, growth of our brand and, ultimately, system-wide sales depend on the sustained demand for our products. If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of different foods, demand for our products may be reduced and our business could be harmed.

Our earnings and business growth strategy depends in large part on the success of our franchisees, who exercise independent control of their businesses.

We have significantly increased the percentage of restaurants owned and operated by our franchisees. A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees. Franchisees are independent contractors, and their employees are not our employees. We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control. Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and they may not invest in facilities and initiatives as necessary to compete successfully in the restaurant industry. In addition, franchisees may not hire and train qualified managers and other restaurant personnel and may not adequately plan for and train their own successors. Any operational shortcoming of a Franchise Drive-In is likely to be attributed by consumers to the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The QSR industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants and the effects of war or terrorist activities and any governmental responses thereto. Factors such as interest rates, inflation, gasoline prices, energy costs, food and packaging costs, labor and benefit costs, legal claims and the availability of management and hourly employees also affect restaurant operations and administrative expenses. Economic conditions, including disruptions in the financial markets, interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees. Inflation can cause increased food, labor and benefits costs and can increase our operating expenses. As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or cost reduction procedures. We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

We are dependent on frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products may be caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, disease or food-

borne illnesses, droughts, inclement weather or other conditions. We source large quantities of food and supplies, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, energy costs, changes in international commodity markets and other factors. These shortages or rapid price increases could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues and reduce our profitability.

Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

We plan to continue to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and new drive-ins may not be profitable. The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in and acceptance of the Sonic brand in existing and new markets;
•	the identification and availability of suitable and economically viable locations;
•	sales and profit levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the cost and availability of construction resources and financing;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities, including their desire and ability to access and commit capital;
•	the ability to hire and train qualified management personnel;
•	sufficient marketing efforts;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On May 20, 2011, the Company closed on a securitized financing facility comprised of a $500 million fixed rate term loan and a $100 million variable rate revolving credit facility. As of August 31, 2012, we had $482.0 million in outstanding debt including accrued interest under the fixed rate notes at an interest rate of 5.4%. Our leverage could have the following consequences:

•	Our flexibility may be reduced in responding to changes in business, industry, regulatory or economic conditions.
•

Our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes could be impaired or any such financing may not be available on terms favorable to us.

•

Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; as a result a substantial portion of our cash flows could be required for debt service and might not be available for our operations or other purposes.

•	In the unlikely event of a default or any other event of noncompliance with our debt obligations, the unpaid amounts outstanding could become immediately due and payable.

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

We are implementing various aspects of the health care reform law enacted in 2010 in our business as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Unauthorized intrusion into portions of our computer systems or those of our franchisees that process and store information related to customer transactions may result in the theft of customer data. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and legally mandated by payment card industry standards, not by us. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our or our franchisees’ computer systems. Any such compromises or breaches could cause interruptions in our operations and damage to our reputation, subject us to costs and liabilities and hurt sales, revenues and profits.

Unreliable or inefficient drive-in technology and lack of support for drive-in technology could adversely impact operating results.

We rely on proprietary and commercially available technologies at our drive-ins, including point-of-sale and payment card systems. These systems may be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting drive-in operations. Additionally, replacement parts and support and maintenance skills may become scarce, cost prohibitive or non-existent. Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to excessive costs and liabilities.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues, including health epidemics or pandemics, and natural disasters such as hurricanes, earthquakes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Of the 409 Company Drive-Ins operating as of August 31, 2012, we operated 187 of them on property leased from third parties and 222 of them on property we own. The leases expire on dates ranging from 2013 to 2030, with the majority of the leases providing for renewal options. All leases provide for specified monthly rental payments and/or additional rentals based on sales volume. Most leases require Sonic to maintain the property and pay the cost of insurance and taxes. We also own the real property on which 198 Franchise Drive-Ins are operated. These leases for Franchise Drive-Ins expire on dates ranging from 2013 to 2030, with the majority of the leases providing for renewal options. The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent. These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.

Our corporate headquarters is located in Oklahoma City. We have an existing lease to occupy approximately 83,000 square feet. This lease expires in November 2018 and has two five-year renewal options. Sonic believes its properties are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	57	Chairman of the Board of Directors and Chief Executive Officer	1985

W. Scott McLain	50	President of Sonic Corp. and President and Chief Strategy Officer of Sonic Industries Services Inc.	1996

Stephen C. Vaughan	46	Executive Vice President and Chief Financial Officer	1996

Omar Janjua	54	President of Sonic Restaurants, Inc. and Executive Vice President of Operations of Sonic Industries Services Inc.	2009

Craig J. Miller	51	Senior Vice President and Chief Information Officer of Sonic Industries Services Inc.	2011

James O’Reilly	46	Senior Vice President and Chief Marketing Officer	2012

Paige S. Bass	43	Vice President, General Counsel and Assistant Corporate Secretary	2007

Carolyn C. Cummins	54	Vice President of Compliance and Corporate Secretary	2004

Terry D. Harryman	47	Vice President and Controller	1999

Claudia San Pedro	43	Vice President of Investor Relations and Treasurer	2007

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

J. Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995. Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed that position from November 2004 until May 2008. He has served in various other offices with the Company since 1984. Mr. Hudson has served as a Director of the Company since 1993. Mr. Hudson has served on the Board of Trustees of the Ford Foundation since January 2006.

W. Scott McLain has served as President of the Company since May 2008. He also has served as Chief Strategy Officer of Sonic Industries Services Inc. since August 2012 and as its President since September 2004. Mr. McLain served as Executive Vice President of the Company from November 2004 until May 2008. He served as the Company’s Executive Vice President and Chief Financial Officer from January 2004 until November 2004 and as the Company’s Senior Vice President and Chief Financial Officer from January 2000 until January 2004. Mr. McLain joined the Company in 1996.

Stephen C. Vaughan has served as Executive Vice President of the Company and Chief Financial Officer since August 2008 and was the Company’s Vice President and Chief Financial Officer from November 2004 until August 2008. Mr. Vaughan also served as Treasurer of the Company from November 2001 until April 2005. He joined the Company in 1992.

Omar Janjua has served as President of Sonic Restaurants, Inc. since September 2009 and also as Executive Vice President of Operations of Sonic Industries Services Inc. since September 2010. He served as Executive Vice President and Chief Operating Officer for The Steak n Shake Company from June 2007 to September 2009. Prior to joining Steak n Shake, Mr. Janjua worked for 18 years with Yum Brands, Inc. in its Pizza Hut operations in various positions of increasing responsibility, the most recent of which was Vice President of Company Operations.

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

James P. O’Reilly has served as Senior Vice President and Chief Marketing officer of Sonic Corp. since April 2012. He served as the Chief Concept Officer of Einstein Noah Restaurant Group, Inc. from April 2009 until joining Sonic. Prior to April 2009, Mr. O’Reilly served for 13 years in progressive roles throughout the YUM! system including Senior Vice President of US Marketing, Chief Marketing Officer of KFC – US and international roles with KFC, Taco Bell, Pizza Hut and Yum! Restaurants International.

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

Fiscal Year Ended August 31, 2012	High	Low	Fiscal Year Ended August 31, 2011	High	Low

First Quarter	$9.31	$6.35	First Quarter	$9.82	$7.30
Second Quarter	$8.45	$6.49	Second Quarter	$11.53	$8.71
Third Quarter	$8.57	$6.84	Third Quarter	$11.86	$8.50
Fourth Quarter	$10.94	$7.92	Fourth Quarter	$11.45	$8.19

Stockholders

As of October 15, 2012, the Company had 700 record holders of its common stock.

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

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2012 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
June 1, 2012 through June 30, 2012	506	$8.82	506	$–
July 1, 2012 through July 31, 2012	–	–	–	–
August 1, 2012 through August 31, 2012	117	9.42	117	$38,898

Total	623	$8.93	623

(1)	On October 13, 2011, the Company’s Board of Directors approved a $30 million stock repurchase program. Under that program, the Company was authorized to purchase up to $30 million of its outstanding shares of common stock through August 31, 2012. In June 2012, the Company purchased the remaining amount authorized and completed the stock repurchase program. On August 15, 2012, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, the Company is authorized to purchase up to $40 million of its outstanding shares of common stock through August 31, 2013.

Item 6. Selected Financial Data

The following table sets forth selected financial data regarding the Company’s financial condition and operating results. One should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below in Part II, Item 7, and the Company’s Consolidated Financial Statements included elsewhere in this report.

Selected Financial Data

(In thousands, except per share data)

	Year ended August 31,
	2012	2011	2010	2009	2008

Income Statement Data:
Company Drive-In sales	$404,443	$410,820	$414,369	$567,436	$671,151
Franchise Drive-Ins:
Franchise royalties	125,989	124,127	122,385	126,706	121,944
Franchise fees	2,024	1,744	2,752	5,006	5,167
Lease revenue	6,575	6,023	6,879	3,985	1,519
Other	4,699	3,237	4,541	3,148	1,978
Total revenues	543,730	545,951	550,926	706,281	801,759
Cost of Company Drive-In sales	347,470	356,236	354,659	464,876	526,180
Selling, general and administrative	65,173	64,943	66,847	63,358	61,179
Depreciation and amortization	41,914	41,225	42,615	48,064	50,653
Provision for impairment of long-lived assets	764	824	15,161	11,163	571
Total expenses	455,321	463,228	479,282	587,461	638,583
Other operating income (expense), net	531	585	(763)	12,508	2,954
Income from operations	88,940	83,308	70,881	131,328	166,130
Interest expense, net(1)	30,978	54,929	36,073	35,657	47,927
Income before income taxes	$57,962	$28,379	$34,808	$95,671	$118,203
Net income-including noncontrolling interests	36,085	19,225	25,839	64,793	82,241
Net income-noncontrolling interests	–	–	4,630	15,351	21,922
Net income-attributable to Sonic Corp.	$36,085	$19,225	$21,209	$49,442	$60,319

Income per share:
Basic	$0.60	$0.31	$0.35	$0.81	$1.00
Diluted	$0.60	$0.31	$0.34	$0.81	$0.97
Weighted average shares used in calculation:
Basic	60,078	61,781	61,319	60,761	60,403
Diluted	60,172	61,943	61,576	61,238	62,270

Balance Sheet Data:

Working capital (deficit)	$26,635	$22,178	$15,320	$84,813	$(13,115)
Property, equipment and capital leases, net	443,008	464,875	489,264	523,938	586,245
Total assets	680,760	679,742	737,320	849,041	836,312
Obligations under capital leases (including current portion)	31,676	34,063	36,256	39,461	37,385
Long-term debt (including current portion)	481,793	497,013	591,621	699,550	759,422
Stockholders’ equity (deficit)	59,247	51,696	22,566	(2,352)	(61,020)
Cash dividends declared per common share	–	–	–	–	–

(1)	Includes net loss (gain) from early extinguishment of debt of $23.0 million, $0.3 million and $(6.4) million for fiscal years 2011, 2010 and 2009, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business. Sonic operates and franchises the largest chain of drive-in restaurants in the United States. As of August 31, 2012, the Sonic system was comprised of 3,556 drive-ins, of which 12% were Company Drive-Ins and 88% were Franchise Drive-Ins. Sonic Drive-Ins feature signature menu items such as specialty drinks including cherry limeades and slushes, ice cream desserts, made-to-order sandwiches and hamburgers, six-inch premium beef hot dogs, footlong quarter pound coneys, hand-battered onion rings, tater tots and a unique breakfast menu. We derive our revenues primarily from Company Drive-In sales and royalties from franchisees. We also receive revenues from leasing real estate to franchisees, initial franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Costs of Company Drive-In sales relate directly to Company Drive-In sales. Other expenses, such as depreciation, amortization and general and administrative expenses, relate to our franchising operations, as well as Company Drive-In operations. Our revenues and Company Drive-In expenses are directly affected by the number and sales volumes of Company Drive-Ins. Our revenues and, to a lesser extent, selling, general and administrative expenses also are affected by the number and sales volumes of Franchise Drive-Ins. Initial franchise fees and franchise royalties are directly affected by the number of Franchise Drive-In openings. Lease revenues are generated by the leasing of land and buildings for Company Drive-Ins that have been sold to franchisees.

Overview of Business Performance. Sales momentum for fiscal year 2012 continued to improve from fiscal year 2011. System-wide same-store sales increased 2.2% during fiscal year 2012 as compared to an increase of 0.5% for fiscal year 2011. Same-store sales at Company Drive-Ins increased by 2.8% during fiscal year 2012 as compared to an increase of 1.8% for 2011. We believe the initiatives we have implemented over the last few years, including product quality improvements, a greater emphasis on personalized service and a new creative strategy, have set a solid foundation for growth which is reflected in our operating results. We use a multi-layered growth strategy which incorporates sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development to achieve earnings growth. Positive system-wide same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased slightly to $543.7 million for fiscal year 2012 from $546.0 million for the same period last year, which was primarily related to a decline in revenues resulting from the refranchising of 34 Company Drive-Ins during the second fiscal quarter of 2012, mostly offset by an increase in same-store sales. Restaurant margins at Company Drive-Ins improved by 80 basis points during fiscal year 2012, reflecting the leverage of positive same-store sales as well as moderating commodity cost inflation. Net income and diluted earnings per share for fiscal year 2012 were $36.1 million and $0.60, respectively, as compared to net income of $19.2 million or $0.31 per diluted share for fiscal year 2011. Excluding an after-tax net loss of $14.4 million from the early extinguishment of debt during fiscal year 2011 and a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax matters, net income and diluted earnings per share for fiscal year 2012 increased 11% and 13%, respectively.

Franchisees opened 36 new drive-ins and relocated or rebuilt 17 existing drive-ins during the fiscal year. While the number of new drive-in openings in fiscal year 2012 was down compared to the prior year, investments by franchisees in existing locations continued throughout the year, as evidenced by an increase in Franchise Drive-Ins relocated or rebuilt. We also continued our expansion in several new markets.

The growth and success of our business is built around implementation of our brand strategy, which features the following components:

•	Improved revenue and margin performance of Company Drive-Ins with consistent and improved operations execution; and
•	Same-store sales growth fueled by re-emphasizing our core brand strengths, including high-quality products, the introduction of new limited-time products and service differentiation with carhops.

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

	Fiscal Year Ended August 31, 2012		Fiscal Year Ended August 31, 2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$36,085	$0.60	$19,225	$0.31
After-tax net loss from early extinguishment of debt	–	–	14,439	0.24
Tax benefit from favorable tax settlement	–	–	(1,073)	(0.02)

Adjusted – Non-GAAP	$36,085	$0.60	$32,591	$0.53

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

System-Wide Performance

($ in thousands)

	Year Ended August 31,
	2012	2011	2010

Percentage increase (decrease) in sales	2.7%	1.9%	(5.7%)

System-wide drive-ins in operation(1):
Total at beginning of year	3,561	3,572	3,544
Opened	37	43	85
Closed (net of re-openings)	(42)	(54)	(57)

Total at end of year	3,556	3,561	3,572

Average sales per drive-in:	$1,066	$1,037	$1,023

Change in same-store sales(2):	2.2%	0.5%	(7.8%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

The following table provides information regarding drive-in development across the system.

	Year ended August 31,
	2012	2011	2010
New drive-ins:
Company	1	3	5
Franchise	36	40	80
System-wide	37	43	85
Rebuilds/relocations:
Company	1	3	–
Franchise	17	11	23
System-wide	18	14	23

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)
				Percent
Year Ended August 31,	2012	2011	Increase (Decrease)	Increase (Decrease)

Revenues:
Company Drive-In sales	$404,443	$410,820	$(6,377)	(1.6%)
Franchise Drive-Ins:
Franchise royalties	125,989	124,127	1,862	1.5
Franchise fees	2,024	1,744	280	16.1
Lease revenue	6,575	6,023	552	9.2
Other	4,699	3,237	1,462	45.2

Total revenues	$543,730	$545,951	$(2,221)	(0.4%)

Year Ended August 31,	2011	2010	Increase (Decrease)	Percent Increase (Decrease)

Revenues:
Company Drive-In sales	$410,820	$414,369	$(3,549)	(0.9%)
Franchise Drive-Ins:
Franchise royalties	124,127	122,385	1,742	1.4
Franchise fees	1,744	2,752	(1,008)	(36.6)
Lease revenue	6,023	6,879	(856)	(12.4)
Other	3,237	4,541	(1,304)	(28.7)

Total revenues	$545,951	$550,926	$(4,975)	(0.9%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Year Ended August 31,
	2012	2011	2010

Company Drive-In sales	$404,443	$410,820	$414,369
Percentage decrease	(1.6%)	(0.9%)	(27.0%)

Company Drive-Ins in operation(1):
Total at beginning of year	446	455	475
Opened	1	3	5
Sold to franchisees, net	(35)	(5)	(16)
Closed (net of re-openings)	(3)	(7)	(9)

Total at end of year	409	446	455

Average sales per Company Drive-In	$958	$920	$893
Percentage increase (decrease)	4.1%	3.0%	(6.4%)

Change in same-store sales(2)	2.8%	1.8%	(8.8%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 2.8% for fiscal year 2012 and 1.8% for fiscal year 2011, an improving trend that we attribute to the initiatives we have implemented. In addition to the implementation of system-wide initiatives over the last few years, we have implemented a number of initiatives at Company Drive-Ins which have contributed to improved performance. These initiatives included restructuring our Company Drive-In operations to reduce excess management layers, revising the compensation program at the drive-in level, and implementing a customer service initiative to improve sales and profits. Company Drive-In sales decreased $6.4 million, or 1.6%, during fiscal year 2012 as compared to 2011. This decrease was primarily attributable to an $18.6 million reduction in sales from the refranchised drive-ins discussed earlier and a $2.3 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2011 partially offset by a $11.0 million improvement in same-store sales and $3.5 million of incremental sales from new drive-in openings during fiscal year 2011.

For fiscal year 2011, Company Drive-In sales decreased $3.5 million, or 0.9%, as compared to 2010. This decrease was primarily attributable to a $7.2 million decrease in sales from the refranchising of 16 Company Drive-Ins in the second quarter of fiscal year 2010 and six drive-ins in fiscal year 2011 as well as a $4.4 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2010. These decreases were partially offset by an $8.1 million increase from an improvement in same-store sales and, to a lesser extent, new drive-in openings during fiscal year 2011.

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

Franchise Information

($ in thousands)

	Year Ended August 31,
	2012	2011	2010

Franchising revenues(1)	$134,588	$131,894	$132,016
Percentage increase (decrease)	2.0%	(0.1%)	(2.7%)

Franchise Drive-Ins in operation(2):
Total at beginning of year	3,115	3,117	3,069
Opened	36	40	80
Acquired from Company, net	35	5	16
Closed (net of re-openings)	(39)	(47)	(48)

Total at end of year	3,147	3,115	3,117

Franchise Drive-In sales	$3,386,218	$3,278,208	$3,205,507
Percentage change	3.3%	2.3%	(2.0%)

Effective royalty rate	3.72%	3.79%	3.82%

Average sales per Franchise Drive-In	$1,081	$1,054	$1,043

Change in same-store sales(3)	2.2%	0.4%	(7.6%)

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 2.2% for fiscal year 2012 and 0.4% for fiscal year 2011, an improving trend that we attribute to the initiatives we have implemented. Franchising revenues increased $2.7 million, or 2.0%, for fiscal year 2012 as compared to 2011. The increase in franchising revenues was primarily driven by a $1.9 million increase in franchise royalties. Same-store sales increases combined with incremental royalties from newly constructed and refranchised drive-ins resulted in an increase in royalties of $3.2 million, which was partially offset by a $1.3 million decrease from a lower effective royalty rate. The lower effective royalty rate is due to a temporary reduction in royalty rates from various development incentives and certain franchisee restructuring efforts. Franchisees opened 36 new drive-ins during fiscal year 2012 compared to 40 in the prior year. Franchisee investment in existing drive-ins continued during fiscal year 2012 and included the relocation or rebuilding of 17 drive-ins versus 11 in the prior year.

Franchising revenues were relatively flat in fiscal year 2011 decreasing by $0.1 million, or 0.1%, to $131.9 million as compared to $132.0 million for fiscal year 2010. Franchise royalties increased $1.7 million for fiscal year 2011, which was comprised of a $2.0 million increase from same-store sales and incremental royalties from newly constructed and refranchised drive-ins, partially offset by a $0.3 million decrease from a lower effective royalty rate. Franchise fees declined $1.0 million to $1.7 million in fiscal year 2011, which was primarily related to franchisees opening fewer drive-ins during the year as a result of the weaker overall business environment. Franchisees opened 40 new drive-ins during fiscal year 2011, down from 80 in 2010.

Other revenues increased $1.5 million to $4.7 million in fiscal year 2012 and decreased $1.3 million to $3.2 million in fiscal year 2011 as compared to prior years, primarily due to changes in income from investments in franchise operations.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Year ended August 31,		Percentage points (Decrease)
	2012	2011

Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.1%	28.1%	–
Payroll and other employee benefits(2)	35.7	36.4	(0.7)
Other operating expenses	22.1	22.2	(0.1)

Cost of sales	85.9%	86.7%	(0.8)

	Year ended August 31,		Percentage points Increase (Decrease)
	2011	2010

Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.1%	27.6%	0.5
Payroll and other employee benefits(2)	36.4	35.2	1.2
Other operating expenses	22.2	22.8	(0.6)

Cost of sales	86.7%	85.6%	1.1

Noncontrolling interests(2)	–	1.1%	(1.1)

Pro forma cost of sales, including noncontrolling interests	86.7%	86.7%	–

(1)	Calculated as a percentage of Company Drive-In sales.
(2)	Effective April 1, 2010, we revised our compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for fiscal years 2012 and 2011 and have been included in payroll and other employee benefits. We have included noncontrolling interests for fiscal year 2010 in the table for comparative purposes because we believe it is helpful in understanding the impact our new compensation program had on Company Drive-In margins.

Restaurant-level margins improved by 80 basis points during fiscal year 2012 reflecting leverage from improved same-store sales and, to a lesser extent, the refranchising of 34 lower performing Company Drive-Ins during the second quarter of fiscal year 2012. Food and packaging costs remained flat during fiscal year 2012, which was a combination of moderating commodity cost inflation during the latter half of the year, effective inventory management, and moderate price increases taken over the preceding twelve months. Payroll and other employee benefits as well as other operating expenses improved by a combined 80 basis points primarily as a result of leveraging labor with improved sales.

Restaurant-level margins remained flat in fiscal year 2011 as compared to 2010. Food and packaging cost increases during fiscal year 2011 were driven by investments in product quality improvements and higher commodity costs. Payroll and other employee benefit costs increased as a result of increased compensation costs associated with our new compensation program at the Company Drive-In level which was effective April 1, 2010. As a result of our new compensation program introduced as an alternative to our traditional ownership program, compensation costs that were formerly reflected as noncontrolling interests are now included in payroll and other employee benefits. Other operating expenses decreased, as a percentage of sales, attributable to leverage from positive same-store sales.

Selling, General and Administrative (“SG&A”). SG&A expenses remained relatively flat for fiscal year 2012 as compared to the prior year, increasing by 0.4% to $65.2 million, and decreased 2.8% to $64.9 million during fiscal year 2011 as compared to fiscal 2010. The decrease in SG&A expense for fiscal year 2011 was largely attributable to a decline in stock compensation expense resulting from a revision in our long-term compensation strategy as well as declines in bad debt expense due to an improvement in sales trends.

Depreciation and Amortization. Depreciation and amortization expense increased 1.7% to $41.9 million in fiscal year 2012 and decreased 3.3% to $41.2 million in fiscal year 2011. Of the $0.7 million increase in fiscal year 2012, approximately $0.4 million was attributable to the amortization of intellectual property acquired during the second quarter of fiscal year 2012 relating to a point-of-sale system that is used by a majority of the Sonic system. The decrease in depreciation and amortization expense for fiscal year 2011 was primarily attributable to the provision for impairment of long-lived assets recorded in the fourth quarter of fiscal 2010 and, to a lesser extent, the refranchising of 16 Company Drive-Ins in fiscal year 2010.

Provision for Impairment of Long-Lived Assets. Provision for impairment of long-lived assets remained steady at $0.8 million for fiscal years 2012 and 2011 and decreased $14.3 million in fiscal year 2011 from 2010. This decrease was primarily the result of the $15.2 million non-cash impairment of long-lived assets recorded in fiscal year 2010 to reduce the carrying cost of the related operating assets to an estimated fair value. This provision primarily related to lower sales and profits for Company Drive-Ins resulting from the sustained economic downturn and weak results during fiscal 2010 for operating stores. Assets impaired included operating drive-ins, property leased to franchisees, surplus property and other assets.

Net Interest Expense. Net interest expense decreased in fiscal year 2012 as compared to the same period last year primarily as a result of a $28.2 million loss from the early extinguishment of debt related to the refinancing of our debt in May 2011. In addition, net interest expense for fiscal year 2011 included a $5.2 million gain from the early extinguishment of debt in the second quarter of fiscal year 2011, and net interest expense for fiscal year 2010 included a $0.3 million loss from the early extinguishment of debt during the third quarter of fiscal year 2010. Excluding the early extinguishments of debt, net interest expense decreased $0.9 million in fiscal year 2012 and $3.9 million in fiscal year 2011, primarily related to a decline in debt partially offset by a higher weighted average interest rate. See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes. The provision for income taxes reflects an effective tax rate of 37.7% for fiscal year 2012 compared with 32.3% for fiscal year 2011. The higher effective income tax rate for fiscal year 2012 was primarily attributable to a $1.1 million favorable settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs during the second quarter of fiscal year 2012. The provision for income taxes, excluding income attributable to noncontrolling interests, reflects an effective tax rate of 29.7% for fiscal year 2010. The increase in the tax rate for fiscal year 2011 as compared to 2010 was primarily attributable to a $1.8 million tax benefit associated with the stock option exchange program that was implemented during the third quarter of fiscal year 2010, partially offset by the $1.1 million favorable state tax settlement during 2011 discussed earlier. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions, and as circumstances on other tax matters change.

Net Income – Noncontrolling Interests. As a result of the change to a new compensation program for Company Drive-Ins in April 2010, compensation costs that were formerly reflected as noncontrolling interests relating to store-level managers are now immaterial and included in payroll and other employee benefits.

Financial Position

Total assets increased $1.0 million to $680.8 million during fiscal year 2012 from $679.7 million at the end of fiscal year 2011. Current assets increased $13.7 million during the year primarily due to an increase in cash from improved sales and profitability, partially offset by capital expenditures, debt repayments and purchases under our stock repurchase programs. Non-current assets decreased $12.7 million primarily due to a $21.9 million decrease in net property, equipment and capital leases resulting primarily from depreciation during the year partially offset by capital additions. The overall decrease in non-current assets was largely offset by the reclassification of our income tax receivable, which is explained further in note 11 – Income Taxes, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Total liabilities decreased $6.5 million, or 1.0%, to $621.5 million during fiscal year 2012 from $628.0 million at the end of fiscal year 2011. This decrease was primarily attributable to scheduled debt principal repayments of $15.2 million during fiscal year 2012, partially offset by an increase in income taxes payable.

Total stockholders’ equity increased $7.6 million, or 14.6%, to $59.2 million during fiscal year 2012 from $51.7 million at the end of fiscal year 2011. This increase was largely attributable to current year earnings of $36.1 million partially offset by $31.1 million in purchases of common stock under our stock repurchase programs during fiscal year 2012.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities increased $11.0 million to $95.1 million for fiscal year 2012 as compared to $84.1 million in fiscal year 2011. This increase primarily relates to an improvement in same-store sales and profitability.

Investing Cash Flows. Cash used in investing activities increased $8.0 million to $24.1 million for fiscal year 2012 compared to $16.1 million for fiscal year 2011. During fiscal year 2012, we used $24.2 million of cash for purchases of property and equipment as outlined in the table below as well as $3.4 million of cash to purchase intellectual property related to a point-of-sale system that is used by a majority of the Sonic system. These cash outflows were partially offset by $9.9 million in proceeds primarily related to the sale of operations and a portion of the real estate for 34 Company Drive-Ins. The balance of the change relates to an increase in notes receivable and other investments. The following table sets forth the components of our investments in property and equipment for fiscal year 2012 (in millions):

Replacement equipment and technology for existing drive-ins	$9.5
Corporate technology investments	5.2
Acquisition of underlying real estate for drive-ins	4.5
Rebuilds, relocations and remodels of existing drive-ins	3.3
New Company Drive-Ins, including drive-ins under construction	1.3
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.4

Total purchases of property and equipment	$24.2

Financing Cash Flows. Net cash used in financing activities decreased $76.7 million to $47.9 million for fiscal year 2012 as compared to $124.6 million in fiscal year 2011. During the third quarter of fiscal year 2011 we refinanced our previously outstanding debt as described below, which was the primary reason for the decrease. Approximately $30 million of the decrease relates to a reduction in debt payments during fiscal year 2012 as compared to fiscal year 2011, primarily due to lower mandatory principal payments under our new financing. These decreases were offset by the use of $30 million of cash during the year to purchase outstanding common stock under our stock repurchase programs as discussed below, and by changes in restricted cash related to our new debt obligations.

On May 20, 2011, various subsidiaries of ours (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At August 31, 2012, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $482.0 million and carried a weighted-average interest cost of 5.9%, including the effect of the loan origination costs described below.

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. As of August 31, 2012, there was no outstanding balance under our 2011 Variable Funding Notes.

We used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay our existing debt in full and to pay the costs associated with the securitized financing transaction, including the existing noteholder and insurer make-whole premiums.

Before the refinancing, during the second quarter of fiscal year 2011, we repurchased $62.5 million of our prior variable funding notes in a privately negotiated transaction. We recognized a gain of $5.2 million on the extinguishment of these notes during the second fiscal quarter of 2011.

Mandatory principal payments of $15 million annually under the new financing versus mandatory principal payments paid in fiscal year 2011 of $45.4 million will significantly increase the amount of our available free cash flow which we define as net income plus depreciation, amortization, and stock compensation expense, less capital expenditures. For additional information on our 2011 Notes, see note 9 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

We plan capital expenditures of approximately $30 to $40 million in fiscal year 2013. These capital expenditures primarily relate to drive-in level expenditures, technology infrastructure expenditures, the development of additional Company Drive-Ins, the implementation of a new point-of-sale system at Company Drive-Ins, and the implementation of a new supply chain management tool for use by the entire Sonic system. We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

On October 13, 2011, our Board of Directors approved a $30 million stock repurchase program. Under that program, we were authorized to purchase up to $30 million of our outstanding shares of common stock through August 31, 2012. During fiscal year 2012, we completed this stock repurchase program.

On August 15, 2012, our Board of Directors approved a new stock repurchase program. Under the new program, we are authorized to purchase up to $40 million of our outstanding shares of common stock through August 31, 2013. As of August 31, 2012, the total remaining amount authorized for repurchase was $38.9 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time. We plan to fund the stock repurchase program from existing cash on hand at August 31, 2012 and cash flows from operations.

As of August 31, 2012, our total cash balance of $70.8 million ($52.6 million of unrestricted and $18.1 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases, refranchising, and capital expenditures mentioned above. We believe that existing cash, funds generated from operations and the $100 million available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements. Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 6 – Leases and 15 – Commitments and Contingencies to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements. The following table presents our commitments and obligations as of August 31, 2012 (in thousands):

		Payments Due by Fiscal Year
	Total	Less than 1 Year (2013)	1 – 3 Years (2014 to 2015)	3 – 5 Years (2016 to 2017)	More than 5 Years (2018 and thereafter)
Contractual Obligations
Long-term debt(1)	$618,312	$40,986	$ 79,446	$ 75,879	$ 422,001
Capital leases	41,296	5,845	11,484	9,347	14,620
Operating leases	160,886	11,877	23,451	21,221	104,337
Purchase obligations(2)	76,842	28,391	46,604	1,847	–
Other(3)	14,820	–	–	–	–
Total	$912,156	$87,099	$ 160,985	$ 108,294	$ 540,958

(1)	Includes scheduled principal and interest payments on our 2011 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with an anticipated repayment date in May 2018.
(2)	Purchase obligations primarily relate to the Company’s estimated share of system-wide commitments to purchase food products. We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.
(3)	Includes $5.5 million of unrecognized tax benefits related to uncertain tax positions and $9.3 million related to guarantees of franchisee leases and loan agreements. As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

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

We perform an annual review of our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe the following significant accounting policies and estimates involve a high degree of risk, judgment and/or complexity.

Impairment of Long-Lived Assets. We review Company Drive-In assets for impairment when events or circumstances indicate they might be impaired. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors. It is reasonably possible that our estimates of future cash flows could change resulting in the need to write down to fair value certain Company Drive-In assets.

We assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable or as a result of allocating goodwill to Company Drive-Ins that are sold. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. We estimate fair value based on a comparison of two approaches: an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, capital expenditures, weighted average cost of capital, and future economic and market conditions. In addition, the market approach includes significant assumptions such as the use of projected cash flow and revenue multiples derived from a comparable set of public companies as well as a control premium based on recent market transactions. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and changes in guideline public company market multiples. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

During the fourth quarter of fiscal year 2012, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated. As of the impairment testing date, the fair value of the Company Drive-In reporting unit exceeded the carrying value by approximately 12%. As of August 31, 2012, the Company had $77.0 million of goodwill, of which $71.0 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. If cash flows generated by our Company Drive-Ins were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in note 12 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Form 10-K. The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Sonic’s use of debt directly exposes the Company to interest rate risk. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Sonic is also exposed to market risk from changes in commodity prices. The Company does not utilize financial instruments for trading purposes. Sonic manages its debt portfolio to achieve an overall desired position of fixed and floating rates.

Interest Rate Risk. Our exposure to interest rate risk at August 31, 2012 was primarily based on the 2011 Fixed Rate Notes with an effective rate of 5.4%, before amortization of debt-related costs. At August 31, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $24 million, respectively. The fair value estimate required significant assumptions by management.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of August 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2012 of Sonic Corp. and our report dated October 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 26, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report. The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2012 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of the Company appear immediately following this Item 15:

Financial Statement Schedules

The Company has included the following schedule immediately following this Item 15:

Page

Schedule II	-	Valuation and Qualifying Accounts	F-31

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

4.01. Bylaws of the Company, as amended and restated January 14, 2010, which the Company hereby incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for fiscal year ended August 31, 2010.

4.02. Certificate of Designations of Series A Junior Preferred Stock, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.03. Specimen Certificate for Common Stock, which the Company hereby incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

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

10.07. Sonic Corp. Stock Purchase Plan, as amended and restated effective April 20, 2011.*

10.08. Sonic Corp. Savings and Profit-Sharing Plan, as amended and restated effective October 1, 2010, which the Company hereby incorporates by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended August 31, 2010.*

10.09. Sonic Corp. Nonqualified Deferred Compensation Plan dated June 1, 2011, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q for the third fiscal quarter ended May 31, 2011.*

10.10. Form of Indemnification Agreement for Directors, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.11. Form of Indemnification Agreement for Officers, which the Company hereby incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.12. Form of Chief Executive Officer Amended and Restated Employment Agreement dated November 1, 2012.*

10.13. Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012.*

10.14. Form of Amended and Restated Sonic Corp. Executive Severance Plan dated November 1, 2012.*

10.15. 2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company hereby incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.16. 2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K filed on October 29, 2010.*

10.17. Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2011, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K filed on October 28, 2011.*

10.18. Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company hereby incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

10.19. Sonic Corp. Senior Executive Cash Incentive Plan dated January 6, 2011, which the Company hereby incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed on April 8, 2011.*

10.20. Sonic Corp. Employee Cash Incentive Plan dated January 6, 2011, which the Company hereby incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed on April 8, 2011.*

10.21. Base Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2011.

10.22. Supplemental Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes, and Citibank, N.A. as Trustee and the Series 2011-1 Securities Intermediary, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2011.

10.23. Class A-1 Note Purchase Agreement dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer and Sonic Industries Services Inc., as Manager, certain private conduit investors, financial institutions and funding agents, Barclays Bank PLC, as provider of letters of credit, and Barclays Bank PLC, as a swing-line lender and as Administrative Agent of the Fixed Rate Notes, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2011.

10.24. Guarantee and Collateral Support Agreement dated May 20, 2011 made by Sonic Franchising LLC, as Guarantor in favor of Citibank N.A. as Trustee, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K filed on May 26, 2011.

10.25. Parent Company Support Agreement dated May 20, 2011 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on May 26, 2011.

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

31.01. Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

31.02. Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

32.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101. INS XBRL Instance Document(1)

101. SCH XBRL Taxonomy Extension Schema Document(1)

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document(1)

101. DEF XBRL Taxonomy Extension Definition Linkbase Document(1)

101. LAB XBRL Taxonomy Extension Label Linkbase Document(1)

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 26, 2012

Sonic Corp.

Consolidated Balance Sheets

	August 31,
	2012	2011

	(In Thousands)
Assets

Current assets:
Cash and cash equivalents	$52,647	$29,509
Restricted cash	10,200	12,850
Accounts and notes receivable, net	27,073	24,558
Income taxes receivable	–	12,776
Inventories	3,289	3,503
Prepaid expenses	4,399	4,523
Other current assets	9,543	5,738

Total current assets	107,151	93,457

Noncurrent restricted cash	7,903	8,108

Notes receivable, net	11,641	11,086

Property, equipment and capital leases, net	443,008	464,875

Goodwill	76,997	81,625

Debt origination costs, net	10,555	13,124

Other assets, net	23,505	7,467

Total assets	$680,760	$679,742

Sonic Corp.

Consolidated Balance Sheets (continued)

	August 31,
	2012	2011

	(In Thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,048	$11,135
Deposits from franchisees	3,055	2,897
Accrued liabilities	32,607	33,532
Income taxes payable	14,326	4,775
Current maturities of long-term debt and capital leases	19,480	18,940

Total current liabilities	80,516	71,279

Obligations under capital leases due after one year	27,377	30,302
Long-term debt due after one year	466,613	481,835
Deferred income taxes	29,777	27,228
Other noncurrent liabilities	17,230	17,402
Commitments and contingencies (Notes 6, 7, 14 and 15 )

Stockholders’ equity:
Preferred stock, par value $.01; 1,000,000 shares authorized; none outstanding	–	–
Common stock, par value $.01; 245,000,000 shares authorized; shares issued 118,309,094 in 2012 and 118,309,094 in 2011	1,183	1,183
Paid-in capital	230,543	229,399
Retained earnings	722,614	687,431
Treasury stock, at cost; 60,324,576 shares in 2012 and 56,315,651 shares in 2011	(895,093)	(866,317)

Total stockholders’ equity	59,247	51,696

Total liabilities and stockholders’ equity	$680,760	$679,742

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Consolidated Statements of Income

	Year ended August 31,
	2012	2011	2010

	(In Thousands, Except Per Share Data)
Revenues:
Company Drive-In sales	$404,443	$410,820	$414,369
Franchise Drive-Ins:
Franchise royalties	125,989	124,127	122,385
Franchise fees	2,024	1,744	2,752
Lease revenue	6,575	6,023	6,879
Other	4,699	3,237	4,541

	543,730	545,951	550,926

Costs and expenses:
Company Drive-Ins:
Food and packaging	113,775	115,516	114,281
Payroll and other employee benefits	144,531	149,417	145,688
Other operating expenses, exclusive of depreciation and amortization included below	89,164	91,303	94,690

	347,470	356,236	354,659

Selling, general and administrative	65,173	64,943	66,847
Depreciation and amortization	41,914	41,225	42,615
Provision for impairment of long-lived assets	764	824	15,161

	455,321	463,228	479,282

Other operating income (expense), net	531	585	(763)

Income from operations	88,940	83,308	70,881

Interest expense	31,608	32,600	36,707
Interest income	(630)	(706)	(948)
Net loss from early extinguishment of debt	–	23,035	314

Net interest expense	30,978	54,929	36,073

Income before income taxes	57,962	28,379	34,808
Provision for income taxes	21,877	9,154	8,969

Net income – including noncontrolling interests	36,085	19,225	25,839
Net income – noncontrolling interests	–	–	4,630

Net income – attributable to Sonic Corp.	$36,085	$19,225	$21,209

Basic income per share	$0.60	$0.31	$0.35

Diluted income per share	$0.60	$0.31	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity(Deficit)

	(In Thousands)
Balance at August 31, 2009	117,781	$1,178	$219,736	$649,398	$(1,500)	$(873,080)	$1,916	$(2,352)
Comprehensive Income:
Net income	–	–	–	21,209	–	–	4,630	25,839
Net change in deferred hedging losses, net of tax of $462	–	–	–	–	657	–	–	657

Total comprehensive income, net of income taxes								26,496
Purchases of noncontrolling interests in Company Drive-Ins	–	–	(6,725)	–	–	–	(9,277)	(16,002)
Changes to noncontrolling interests	–	–	–	–	–	–	2,340	2,340
Stock-based compensation expense	–	–	7,666	–	–	–	–	7,666
Exercise of stock options and issuance of restricted stock	532	5	3,374	(119)	–	221	–	3,481
Other	–	–	402	–	–	(78)	613	937

Balance at August 31, 2010	118,313	$1,183	$224,453	$670,488	$(843)	$(872,937)	$222	$22,566

Comprehensive Income:
Net income	–	–	–	19,225	–	–	–	19,225
Net change in deferred hedging losses, net of tax of $522	–	–	–	–	843	–	–	843

Total comprehensive income, net of income taxes								20,068
Changes to noncontrolling interests	–	–	1,866	–	–	–	(222)	1,644
Stock-based compensation expense	–	–	5,644	–	–	–	–	5,644
Exercise of stock options and issuance of restricted stock	(4)	–	(2,267)	(2,197)	–	6,594	–	2,130
Other	–	–	(297)	(85)	–	26	–	(356)

Balance at August 31, 2011	118,309	$1,183	$229,399	$687,431	$–	$(866,317)	$–	$51,696

Net income and comprehensive income	–	–	–	36,085	–	–	–	36,085
Stock-based compensation expense	–	–	4,295	–	–	–	–	4,295
Purchase of treasury stock	–	–	–	–	–	(31,102)	–	(31,102)
Exercise of stock options and issuance of restricted stock	–	–	(820)	(529)	–	1,629	–	280
Other	–	–	(2,331)	(373)	–	697	–	(2,007)

Balance at August 31, 2012	118,309	$1,183	$230,543	$722,614	$–	$(895,093)	$–	$59,247

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2012	2011	2010

	(In Thousands)
Cash flows from operating activities
Net income - including noncontrolling interests	$36,085	$19,225	$25,839
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	41,914	41,225	42,615
Stock-based compensation expense	4,295	5,644	7,666
Noncontrolling interests	–	–	(4,630)
Provision for impairment of long-lived assets	764	824	15,161
Net loss from early extinguishment of debt	–	23,035	314
Other	24	1,580	1,091
Decrease (increase) in operating assets:
Restricted cash	2,586	(5,136)	4,465
Accounts receivable and other assets	(2,591)	(2,124)	292
Increase (decrease) in operating liabilities:
Accounts payable	(932)	(552)	(522)
Accrued and other liabilities	(828)	(281)	(1,440)
Income taxes	13,811	662	(13,247)

Total adjustments	59,043	64,877	51,765

Net cash provided by operating activities	95,128	84,102	77,604

Cash flows from investing activities
Purchases of property and equipment	(24,175)	(21,200)	(24,468)
Proceeds from sale of assets	9,929	6,448	14,271
Other	(9,863)	(1,321)	814

Net cash used in investing activities	(24,109)	(16,073)	(9,383)

(Continued on following page)

Sonic Corp.

Consolidated Statements of Cash Flows (continued)

	Year ended August 31,
	2012	2011	2010

	(In Thousands)

Cash flows from financing activities
Payments on and purchases of debt	$(15,220)	$(624,171)	$(106,296)
Proceeds from borrowings	–	535,000	–
Restricted cash for securitization obligations	269	6,409	(209)
Proceeds from exercise of stock options	280	2,130	3,404
Purchases of noncontrolling interests	(92)	(182)	(9,277)
Purchases of treasury stock	(30,000)	–	–
Debt issuance and extinguishment costs	(57)	(40,248)	–
Other	(3,061)	(3,494)	(7,404)

Net cash used in financing activities	(47,881)	(124,556)	(119,782)

Net increase (decrease) in cash and cash equivalents	23,138	(56,527)	(51,561)

Cash and cash equivalents at beginning of the year	29,509	86,036	137,597

Cash and cash equivalents at end of the year	$52,647	$29,509	$86,036

Supplemental cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized of $337, $23 and $25, respectively)	$29,283	$29,033	$32,184
Income taxes (net of refunds)	11,114	10,523	25,534
Non-cash investing and financing activities:
Additions to capital lease obligations	1,692	1,340	446
Obligation to acquire treasury stock	1,102	–	–
Stock options exercised by stock swap	–	1,572	78
Change in obligation for purchase of property and equipment	(1,061)	(524)	3,208

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service restaurants in the United States. It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees. The Company also leases signs and real estate, and receives equity earnings in noncontrolling ownership in a number of Franchise Drive-Ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash

As of August 31, 2012, the Company had restricted cash balances totaling $18.1 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements. The current portion of restricted cash of $10.2 million represents amounts to be returned to Sonic or paid to service current debt obligations. The noncurrent portion of $7.9 million represents interest reserves required to be set aside for the duration of the debt.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

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

Goodwill and Other Intangible Assets

Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis. The Company’s reporting units are defined as Company Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in note 13 – Segment Information). The accounting guidance requires a two-step process for testing impairment. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

high degree of judgment. These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.

We assess the recoverability of goodwill and other intangible assets related to our brand and drive-ins at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable or as a result of allocating goodwill to Company Drive-Ins that are sold. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. The Company estimates fair value based on a comparison of two approaches: an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, capital expenditures, weighted average cost of capital, and future economic and market conditions. In addition, the market approach includes significant assumptions such as the use of projected cash flow and revenue multiples derived from a comparable set of public companies as well as a control premium based on recent market transactions. These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, our cost of capital and changes in guideline public company market multiples. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property, franchise fees, and other intangibles. Amortization expense is calculated using the straight-line method over the asset’s expected useful life. See note 5 – Goodwill and Other Intangibles for additional disclosures related to goodwill and other intangibles.

Ownership Structure

Company Drive-Ins are drive-in operations which are owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary. A typical Company Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time. The manager has responsibility for the day-to-day operations of the Company Drive-In. Supervisors oversee several Company Drive-Ins and supervise the managers of those Drive-Ins. The employee compensation program for Company Drive-Ins provides managers and supervisors a guaranteed base compensation with additional significant incentive compensation based on drive-in-level performance. Prior to April 2010, Company Drive-Ins operated as individual limited liability companies or general partnerships in which the manager and the supervisor for the respective drive-in owned a noncontrolling interest. Under this form of ownership, managers and supervisors shared in the cash flow for their Company Drive-Ins, but were also responsible for their share of any losses incurred by the drive-ins.

Refranchising of Company Drive-Ins

Gains and losses from the sale of Company Drive-Ins are recorded as other operating income (expense), net on the Consolidated Statements of Income. The Company may periodically refranchise other operations when circumstances warrant.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

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

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred. Such costs amounted to $22.6 million in fiscal year 2012 and $22.5 million in both fiscal year 2011 and 2010.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund) and spend an additional minimum percentage of gross revenues on local advertising, either directly or through Company-required participation in advertising cooperatives. A portion of the local advertising contributions is redistributed to a System Marketing Fund, which purchases advertising on national cable and broadcast networks and funds other national media expenses and sponsorship opportunities. As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund, or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the award (generally the vesting period of the grant) or to an employee’s eligible retirement date, if earlier.

The Company grants incentive stock options (“ISOs”), non-qualified stock options (“NQs”) and restricted stock units (“RSUs”). For grants of NQs and RSUs, the Company expects to recognize a tax benefit upon exercise of the option or vesting of the RSU. As a result, a tax benefit is recognized on the related stock-based compensation expense for these types of awards. For grants of ISOs, a tax benefit only results if the option holder has a disqualifying disposition. As a result of the limitation on the tax benefit for ISOs, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate and will vary depending on the timing of employees’ exercises and sales of stock. For additional information on stock-based compensation see note 12 – Stockholders’ Equity.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

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

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options, the vesting of RSUs, and disqualifying dispositions of ISOs.

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

Additional information regarding the Company’s unrecognized tax benefits is provided in note 11 – Income Taxes.

Fair Value Measurements

The Company’s financial assets and liabilities consist of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the short term nature of these assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•

Notes receivable – For variable rate loans with no significant change in credit risk since the loan origination, fair values approximate carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using interest rates that would currently be offered for loans with similar terms to borrowers of similar credit quality and/or the same remaining maturities. As of August 31, 2012 and 2011, the fair value of the Company’s fixed-rate loans approximated their carrying value.

•

Long-term debt – The Company prepares a discounted cash flow analysis for its fixed rate borrowings to estimate fair value each quarter. This analysis uses Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes. The fair value estimate required significant assumptions by management. Management believes this fair value is a reasonable estimate. For more information regarding the Company’s long-term debt, see note 9 – Debt and note 10 – Fair Value of Financial Instruments.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, which means these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, goodwill and other intangible assets. Refer to sections “Accounting for Long-Lived Assets” and “Goodwill and Other Intangible Assets,” discussed above, for inputs and valuation techniques used to measure the fair value of these nonfinancial assets. The fair value was based upon management’s assessment as well as appraisals or independent assessments which involved Level 2 and Level 3 inputs.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Noncontrolling Interests

Effective September 1, 2009, the Company implemented Accounting Standards Codification, (“ASC”) Topic 810, “Consolidation,” which requires noncontrolling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheets. It also requires the amount of consolidated net income related to noncontrolling interests to be clearly presented on the face of the consolidated statements of income. Effective April 1, 2010, the Company revised its compensation program at the Company Drive-In level. As a result of these changes, noncontrolling interests are immaterial for fiscal years 2012 and 2011 and have been included in “payroll and other employee benefits” on the Consolidated Statements of Income and in “other noncurrent liabilities” on the Consolidated Balance Sheets.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” This pronouncement was issued to simplify how entities test goodwill for impairment. Under this pronouncement, entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

	2012	2011	2010

Numerator:
Net income – attributable to Sonic Corp.	$36,085	$19,225	$21,209

Denominator:
Weighted average common shares outstanding – basic	60,078	61,781	61,319
Effect of dilutive employee stock options and unvested restricted stock units	94	162	257

Weighted average common shares – diluted	60,172	61,943	61,576

Net income per common share – basic	$0.60	$0.31	$0.35

Net income per common share – diluted	$0.60	$0.31	$0.34

Anti-dilutive securities excluded(1)	6,705	6,367	6,834

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

3. Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2012, 2011 and 2010, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets. The recoverability of Company Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company Drive-Ins. This involves estimating same-store sales and margins for the cash flows period. When impairment exists, the carrying value of the asset is written down to fair value.

The Company’s assessment of long-lived assets resulted in provisions for impairment totaling $0.8 million for both fiscal year 2012 and 2011. These write-downs were completed to reduce to fair value the carrying amount of surplus properties in both years and properties leased to franchisees in fiscal year 2011.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

4. Accounts and Notes Receivable

Accounts and notes receivable consist of the following at August 31:

	2012	2011

Current Accounts and Notes Receivable:
Royalties and other trade receivables	$17,030	$17,729
Notes receivable from franchisees	1,304	3,220
Notes receivable from advertising funds	4,825	1,500
Other	6,109	4,806

	29,268	27,255
Allowance for doubtful accounts and notes receivable	(2,195)	(2,697)

	$27,073	$24,558

Noncurrent Notes Receivable:
Notes receivable from franchisees	$5,286	$6,286
Notes receivable from advertising funds	7,152	5,469
Allowance for doubtful notes receivable	(797)	(669)

	$11,641	$11,086

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The notes receivable from advertising funds represent transactions in the normal course of business.

The following table summarizes the activity in the allowance for doubtful accounts related to the Company’s notes receivable during fiscal years 2012 and 2011:

	2012	2011

Balance at beginning of year	$748	$54
Additions to provision	520	694
Reductions for charge-offs	(190)	–

Balance at end of year	$1,078	$748

5. Goodwill and Other Intangibles

As of August 31, 2012, the Company had $77.0 million of goodwill, of which $71.0 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. There have been no changes in the goodwill balance attributable to the Franchise Operations segment since August 31, 2011.

The changes in the carrying amount of goodwill for fiscal years 2012 and 2011 were as follows:

	2012	2011

Balance at beginning of year	$81,625	$82,089
Goodwill acquired during the year	–	427
Goodwill disposed of related to the sale of Company Drive-Ins	(4,628)	(891)

Balance at end of year	$76,997	$81,625

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $10.2 million and $6.8 million at August 31, 2012 and 2011, respectively. Accumulated amortization related to these intangible assets was $3.4 million and $2.6 million at August 31, 2012 and 2011, respectively. Intangible assets amortization expense for the fiscal years ended August 31, 2012, 2011 and 2010 was $0.8 million, $0.4 million and $0.5 million, respectively. At August 31, 2012, the remaining weighted-average life of amortizable intangible assets was approximately 11 years. Estimated intangible assets amortization expense is $0.9 million annually for fiscal years 2013, 2014, 2015, and 2016 and $0.8 million for fiscal year 2017.

6. Leases

Description of Leasing Arrangements

The Company’s leasing operations consist principally of leasing certain land, buildings and equipment (including signs) and subleasing certain buildings to franchise operators. The land and building portions of these leases are classified as operating leases with lease terms expiring through September 2030. The equipment portions of these leases are classified principally as direct financing leases and expire principally over the next nine years. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Income is not recognized on contingent rentals until sales exceed the stipulated amounts. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to four renewal options at the end of the initial term for periods of five years.

The Company has two significant master lease agreements with franchisees as a result of previously refranchised drive-ins. These leases consist of leasing land, buildings and signs for a period of 15 years and are classified as operating leases. There are four renewal options at the end of the primary term for periods of five years for property that is owned by the Company. For property owned by third parties, the lease term runs concurrent with the term of the third-party lease arrangements. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts. Both leases contain escalation clauses based on sales over the life of the lease.

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

Receivables as a Lessor

Components of net investment in direct financing leases are as follows at August 31:

	2012	2011

Minimum lease payments receivable	$1,041	$1,530
Less unearned income	(228)	(374)

Net investment in direct financing leases	813	1,156
Less amount due within one year	(233)	(294)

Amount due after one year	$580	$862

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Future minimum rental payments receivable as of August 31, 2012 are as follows:

	Operating	Direct Financing

Years ending August 31:
2013	$12,488	$322
2014	12,273	238
2015	12,472	185
2016	12,361	135
2017	12,374	94
Thereafter	90,900	67

	$152,868	1,041

Less unearned income		(228)

		$813

Commitments as a Lessee

Maturities under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2012 are as follows:

	Operating	Capital

Years ending August 31:
2013	$11,877	$5,845
2014	11,783	6,172
2015	11,668	5,312
2016	11,123	4,876
2017	10,098	4,471
Thereafter	104,337	14,620

Total minimum lease payments	$160,886	41,296

Less amount representing interest averaging 6.6%		(9,620)

Present value of net minimum lease payments		31,676
Less amount due within one year		(4,299)

Amount due after one year		$27,377

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Total rent expense for all operating leases and capital leases consist of the following for the years ended August 31:

	2012	2011	2010

Operating leases:
Minimum rentals	$14,555	$14,185	$14,330
Contingent rentals	103	138	176
Sublease rentals	(2,851)	(2,847)	(2,993)
Capital leases:
Contingent rentals	799	745	740

	$12,606	$12,221	$12,253

The aggregate future minimum rentals receivable under noncancelable operating and capital subleases as of August 31, 2012, was $35.3 million and $2.1 million, respectively.

7. Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated Useful Life	2012	2011

Property and equipment:
Home office:
Leasehold improvements	Life of lease	$4,541	$4,541
Computer and other equipment	2 – 5 yrs	61,492	52,736
Drive-ins, including those leased to others:
Land		171,102	171,813
Buildings	8 – 25 yrs	358,887	356,536
Equipment	5 – 7 yrs	118,975	126,487

Property and equipment, at cost		714,997	712,113
Accumulated depreciation		(295,735)	(273,209)

Property and equipment, net		419,262	438,904

Capital Leases:
Leased home office building	Life of lease	9,990	9,990
Leased drive-in buildings, equipment and other assets under capital leases, including those held for sublease	Life of lease	39,906	38,675
Accumulated amortization		(26,150)	(22,694)

Capital leases, net		23,746	25,971

Property, equipment and capital leases, net		$443,008	$464,875

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Depreciation expense for property and equipment was $37.2 million, $37.3 million and $38.6 million for fiscal years 2012, 2011 and 2010, respectively. Land, buildings and equipment with a carrying amount of $219.8 million at August 31, 2012 were leased under operating leases to franchisees and other parties. The accumulated depreciation related to these buildings and equipment was $69.7 million at August 31, 2012. Amortization expense related to capital leases is included within “depreciation and amortization” on the Consolidated Statements of Income. As of August 31, 2012, the Company had no drive-ins under construction with costs to complete.

8. Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2012	2011

Wages and employee benefit costs	$11,061	$9,757
Property taxes, sales and use taxes and employment taxes	8,869	9,441
Unredeemed gift cards and gift certificates	7,274	8,864
Other	5,403	5,470

	$32,607	$33,532

The Company sells gift cards that do not have expiration dates. Gift card balances are recorded as a liability on the Company’s Consolidated Balance Sheets. Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws. The Company estimates breakage based upon the trend in redemption patterns from previously sold gift cards utilizing its history with the program. The Company’s policy is to recognize the breakage using the delayed recognition method when it is apparent that there is a remote likelihood the gift card balance will be redeemed based on historical trends. The Company reduces the gift card liability for the estimated breakage and uses that amount to help defray the costs of operating the gift card program.

9. Debt

Long-term debt consists of the following at August 31:

	2012	2011

Class A-2 senior secured fixed rate notes	$481,250	$496,250
Class A-1 senior secured variable funding notes	–	–
Other	543	763

	481,793	497,013
Less long-term debt due within one year	(15,180)	(15,178)

Long-term debt due after one year	$466,613	$481,835

At August 31, 2012, future maturities of long-term debt were $15.2 million for fiscal year 2013, $15.3 million for fiscal year 2014, and $15.0 million annually for fiscal years 2015, 2016 and 2017.

On May 20, 2011, various subsidiaries of the Company (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum. The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018 based on the terms of the debt agreement. At August 31, 2012 and 2011, the balance outstanding under the 2011 Fixed Rate Notes including accrued interest totaled $482.0 million and $497.0 million, respectively, and carried a weighted-average interest cost of 5.9%, including the effect of the loan origination costs described below.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

In connection with the issuance of the 2011 Fixed Rate Notes, the Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”). This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit. The 2011 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2016 based on the terms of the debt agreement. Interest on the 2011 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 3.75% per annum. There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility. The Company borrowed $35 million under the 2011 Variable Funding Notes facility at closing, and has the ability to draw additional amounts under the facility from time to time as needed. In June 2011, the Company repaid the outstanding balance under its 2011 Variable Funding Notes.

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

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic’s franchising assets and real estate. As of August 31, 2012, assets for these combined indirect subsidiaries totaled $356.6 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $18.1 million. The 2011 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes is expected to be made solely from the income derived from the Co-Issuer’s assets. In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and pledged substantially all of its assets to secure those obligations.

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

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

In connection with the transaction described above, the Company recognized a $28.2 million loss from the early extinguishment of debt during the third quarter of fiscal year 2011, which primarily consisted of a $25.3 million prepayment premium and the write-off of unamortized deferred loan fees remaining from the refinanced debt. In addition, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during the third quarter of fiscal year 2011. Prior to the refinancing, during the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its 2006 Variable Funding Notes in a privately negotiated transaction. The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011. These transactions are reflected within “net loss from early extinguishment of debt” in the accompanying Consolidated Statements of Income.

As a result of the May 2011 refinancing discussed above, the Company’s arrangement with the third-party insurance company that guaranteed its debt payments under the Company’s 2006 Notes was terminated.

10. Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by FASB:

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of August 31, 2012 and 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

August 31, 2012
Assets:
Cash equivalents	$7,784	$–	$–	$7,784
Restricted cash (current)	10,200	–	–	10,200
Restricted cash (noncurrent)	7,903	–	–	7,903

Total	$25,887	$–	$–	$25,887

August 31, 2011
Assets:
Cash equivalents	$11,338	$–	$–	$11,338
Restricted cash (current)	12,850	–	–	12,850
Restricted cash (noncurrent)	8,108	–	–	8,108

Total	$32,296	$–	$–	$32,296

At August 31, 2012, the fair value of the Company’s 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest. At August 31, 2011, the fair value of the 2011 Fixed Rate Notes approximated the carrying value of $497.0 million, including accrued interest.

11. Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2012	2011	2010

Current:
Federal	$17,851	$5,060	$12,165
State	3,892	2,223	2,904

	21,743	7,283	15,069
Deferred:
Federal	180	1,876	(5,303)
State	(46)	(5)	(797)

	134	1,871	(6,100)

Provision for income taxes	$21,877	$9,154	$8,969

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the years ended August 31:

	2012	2011	2010

Amount computed by applying a tax rate of 35%	$20,287	$9,933	$10,562
State income taxes (net of federal income tax benefit)	1,900	1,441	1,370
Employment related and other tax credits, net	(1,291)	(1,730)	(1,504)
Adjustment of prior year deferred tax items	1,559	–	–
Benefit from stock option exchange program	–	–	(1,471)
Other	(578)	(490)	12

Provision for income taxes	$21,877	$9,154	$8,969

During fiscal year 2012, the Company conducted a reconciliation of its tax basis balance sheet and identified certain adjustments which were recorded in fiscal year 2012 to appropriately reflect the Company’s current and deferred tax accounts. As a result of this reconciliation process, the Company recorded an additional income tax provision of $1,559 for fiscal year 2012. Management of the Company evaluated the impact of this adjustment and concluded the effect of this adjustment was immaterial to the current and prior year financial statements.

The adoption of ASC Topic 810 gives an appearance of a lower effective tax rate than the Company’s actual effective tax rate. The following table reconciles the difference in the effective tax rate as a result of the adoption of ASC Topic 810:

	2012	2011	2010

Effective income tax rate reconciliation:
Effective tax rate per consolidated income statement	37.7%	32.3%	25.8%
Book income attributable to noncontrolling interests	–	–	3.9

Effective tax rate for the fiscal year	37.7%	32.3%	29.7%

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Deferred tax assets and liabilities consist of the following at August 31:

	2012	2011

Current deferred tax assets (liabilities):
Allowance for doubtful accounts and notes receivable	$840	$1,032
Capital lease liabilities and other	1,636	1,551
Prepaid expenses	(1,265)	(1,190)
Deferred income from franchisees	461	848
Deferred income from affiliated technology fund	597	353
Deferred income	1,903	10
Accrued liabilities and other	649	166

Current deferred tax assets, net	$4,821	$2,770

Noncurrent deferred tax assets (liabilities):
Net investment in direct financing leases, including differences related to capitalization and amortization	$526	$648
Investment in partnerships, including differences in capitalization, depreciation and direct financing leases	(2,408)	(2,554)
State net operating losses	7,361	6,389
Property, equipment and capital leases	(22,538)	(24,834)
Deferred income from affiliated franchise fees	915	1,160
Intangibles and other assets	(16,694)	(13,321)
Deferred income from franchisees	773	1,481
Stock compensation	11,899	12,556
Debt extinguishment	(4,191)	(4,146)
Allowance for doubtful accounts and notes receivable	305	256
Deferred income	1,355	1,453
Accrued liabilities and other	281	73

	(22,416)	(20,839)
Valuation allowance	(7,361)	(6,389)

Noncurrent deferred tax liabilities, net	$(29,777)	$(27,228)

Deferred tax assets and (liabilities):
Deferred tax assets (net of valuation allowance)	$22,140	$21,587
Deferred tax liabilities	(47,096)	(46,045)

Net deferred tax liabilities	$(24,956)	$(24,458)

State net operating loss carryforwards expire generally beginning in 2012. Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $7.4 million and $6.4 million as of August 31, 2012 and August 31, 2011, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

As of August 31, 2012, the Company had approximately $5,451 of unrecognized tax benefits, including approximately $746 of interest and penalty. The liability for unrecognized tax benefits increased by $676 in fiscal year 2012. The majority of the change was due to the expiration of statutes of limitations, additions for items under audit, and the settlement of a state tax audit in the first quarter of fiscal year 2012, which resulted in a decrease to state unrecognized tax positions from prior years. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $1,862 of unrecognized tax benefits would favorably impact the effective tax rate. As of August 31, 2012 and 2011, an immaterial net benefit for interest and penalties was recognized in our Consolidated Statements of Income as a component of “provision for income taxes.” A reconciliation of unrecognized tax benefits for fiscal years 2012 and 2011 is as follows:

	2012	2011

Balance at beginning of year	$4,775	$5,628
Additions based on tax positions related to the current year	834	–
Additions for tax positions of prior years	1,670	672
Reductions for tax positions of prior years	(469)	–
Reductions for settlements	(68)	(1,104)
Reductions due to statute expiration	(1,291)	(421)

Balance at end of year	$5,451	$4,775

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $123 to a decrease of $4,872, depending on the timing and terms of the examination resolutions. At August 31, 2012, the Company was subject to income tax examinations for its U.S. federal income taxes after fiscal year 2007 and for state and local income taxes generally after fiscal year 2007.

At August 31, 2012 and 2011, the Company had an income tax receivable of $10.3 million and $12.8 million, respectively, primarily relating to expected refunds from amended tax returns. Based on new information available at August 31, 2012, the Company does not anticipate receiving or being able to apply these refunds to other tax obligations during fiscal year 2013. As a result, this balance was reclassified from current assets to non-current assets during fiscal year 2012 and is included within “other assets, net” on the Consolidated Balance Sheets.

12. Stockholders’ Equity

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits full-time regular employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value. Employees are eligible to purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 in the stock’s fair market value. At August 31, 2012, 0.9 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other share-based awards. At August 31, 2012, 1.8 million shares were available for grant under the 2006 Plan. The Company grants stock options with contractual terms of seven to ten years and a vesting period of three years and

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

RSUs also with a vesting period of three years. The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP. Prior to July 2010, the Company issued new shares of common stock to satisfy these items.

Total stock-based compensation cost recognized for fiscal years 2012, 2011 and 2010 was $4.3 million, $5.6 million and $7.7 million, respectively, with related income tax benefits of $1.2 million, $1.3 million and $4.3 million, respectively. At August 31, 2012, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $4.9 million and is expected to be recognized over a weighted average period of 1.7 years.

In November 2009, the Company’s Board of Directors authorized a stock option exchange program that allowed eligible employees the opportunity to exchange certain options granted under the 2006 Plan, the 2001 Stock Option Plan, and the 1991 Stock Option Plan for a lesser number of replacement options with a lower exercise price. The Company’s stockholders approved the stock option exchange program on January 14, 2010, and the Company executed the program in the third quarter of fiscal year 2010. The exchange, which was accounted for as a modification of existing stock options, was on an estimated fair value neutral basis and resulted in no incremental compensation expense. The exchange resulted in a tax benefit of $1.8 million in the third quarter of fiscal year 2010 related to the conversion of eligible ISOs to NQs.

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2012, 2011 and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

The per share weighted average fair value of stock options granted during 2012, 2011 and 2010 was $2.88, $4.63 and $3.50, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2012	2011	2010

Expected term (years)	4.9	4.7	4.5
Expected volatility	48%	46%	45%
Risk-free interest rate	0.8%	2.0%	2.2%
Expected dividend yield	0%	0%	0%

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

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value

Outstanding at September 1, 2011	7,331	$13.06
Granted	1,019	6.91
Exercised	(31)	9.14
Forfeited or expired	(1,061)	11.70

Outstanding at August 31, 2012	7,258	$12.41	3.46	$3,330

Exercisable at August 31, 2012	5,467	$13.80	2.73	$569

Proceeds from the exercise of stock options for fiscal years 2012, 2011 and 2010 were $0.3 million, $2.1 million and $3.4 million, respectively. The total intrinsic value of options exercised during the years ended August 31, 2012, 2011 and 2010 was $0.1 million, $0.8 million and $2.6 million, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2012 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at September 1, 2011	150	$ 9.20
Granted	46	6.92
Vested	(77)	9.20
Forfeited	–	–

Outstanding at August 31, 2012	119	$ 8.31

The aggregate fair value of restricted stock that vested during the years ended August 31, 2012, 2011 and 2010 was $0.5 million, $0.7 million and $0.1 million, respectively.

Stock Repurchase Programs

On October 13, 2011, the Company’s Board of Directors approved a $30 million stock repurchase program. Under that program, the Company was authorized to purchase up to $30 million of its outstanding shares of common stock through August 31, 2012. During fiscal year 2012, the Company completed this stock repurchase program.

On August 15, 2012, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, the Company is authorized to purchase up to $40 million of its outstanding shares of common stock through August 31, 2013. During the fourth quarter of fiscal year 2012, approximately 0.1 million shares were acquired pursuant to this program for a total cost of $1.1 million. As of August 31, 2012, the total remaining amount authorized for repurchase was $38.9 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances from non-owner sources and is reflected in the Consolidated Statements of Stockholders’ Equity (Deficit).

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed. The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the 2006 Fixed Rate Notes, as planned. The loss resulting from settlement was recorded net of tax in accumulated other comprehensive income and amortized to interest expense over the expected term of the debt. In conjunction with the Company’s May 2011 refinancing discussed in note 9 – Debt, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during third quarter fiscal year 2011.

13. Segment Information

Operating segments are generally defined as components of an enterprise for which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on internal reporting and management structure, the Company has two reportable segments: Company Drive-Ins and Franchise Operations. The Company Drive-Ins segment consists of the drive-in operations in which the Company owns a controlling ownership interest and derives its revenues from operating drive-in restaurants. The Franchise Operations segment consists of franchising activities and derives its revenues from royalties, initial franchise fees and lease revenues received from franchisees. The accounting policies of the segments are the same as those described in note 1 – Summary of Significant Accounting Policies. Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue, income from operations and income before income taxes:

	2012	2011	2010

Revenues:
Company Drive-Ins	$ 404,443	$ 410,820	$ 414,369
Franchise Operations	134,588	131,894	132,016
Unallocated revenues	4,699	3,237	4,541

	$ 543,730	$ 545,951	$ 550,926

Income from Operations:
Company Drive-Ins	$ 56,973	$ 54,584	$ 59,710
Franchise Operations	134,588	131,894	132,016
Unallocated income	5,230	3,822	3,778
Unallocated expenses:
Selling, general and administrative	(65,173)	(64,943)	(66,847)
Depreciation and amortization	(41,914)	(41,225)	(42,615)
Provision for impairment of long-lived assets	(764)	(824)	(15,161)

Income from operations	88,940	83,308	70,881
Net interest expense	30,978	54,929	36,073

Income before income taxes	$ 57,962	$ 28,379	$ 34,808

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

14. Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make pre-tax contributions. The Company matches an amount equal to the employees’ contributions up to a maximum of 6% of the employees’ salaries depending on years of service. The Company’s contributions during fiscal years 2012, 2011 and 2010 were $1.7 million, $1.6 million and $1.0 million, respectively.

The Company has Cash Incentive Plans (the “Incentive Plans”) that apply to certain members of management, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors. Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals for a fiscal year are met, the Incentive Plans provide that a predetermined percentage of the employee’s salary may be paid in the form of a bonus. The Company recognized as expense incentive bonuses of $4.9 million, $5.4 million and $0.8 million during fiscal years 2012, 2011 and 2010, respectively.

15. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Lease Commitments

The Company has obligations under various lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. Under these agreements, which expire through 2024, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of August 31, 2012, the amount remaining under these guaranteed lease obligations totaled $8.0 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided. In addition, capital lease obligations totaling $1.1 million are still reflected as liabilities as of August 31, 2012 for properties sold to franchisees and for which the Company remains secondarily liable through 2021. At this time, the Company also does not anticipate any material defaults under these leases.

Purchase Obligations

At August 31, 2012, the Company had purchase obligations of approximately $77 million which primarily related to its estimated share of system-wide commitments for food products.

Sonic Corp.

Notes to Consolidated Financial Statements (continued)

August 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Data)

16. Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011

Total revenues(1)	$128,279	$129,146	$115,084	$113,523	$149,427	$152,098	$150,940	$151,184
Income from operations	16,754	17,792	10,548	9,601	30,736	28,667	30,902	27,248
Net income (loss)(2)	$5,499	$7,242	$1,677	$4,348	$14,407	$(4,651)	$14,502	$12,286
Basic income (loss) per share(3)	$0.09	$0.12	$0.03	$0.07	$0.24	$(0.08)	$0.25	$0.20
Diluted income (loss) per share(3)	$0.09	$0.12	$0.03	$0.07	$0.24	$(0.08)	$0.25	$0.20

(1)	Revenues have been impacted by the refranchising of 34 Company Drive-Ins during the latter part of the Company’s second fiscal quarter of 2012.
(2)	Includes a $5.2 million gain and a $28.2 million loss from early extinguishments of debt in the second and third quarters of fiscal year 2011, respectively, and a $1.1 million tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax audits.
(3)	The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfer) Recoveries	Balance at End of Year
	(In Thousands)
Allowance for doubtful accounts and notes receivable
Years ended:
August 31, 2012	$3,366	764	(1,152)	14	$2,992
August 31, 2011	3,210	1,462	(1,337)	31	3,366
August 31, 2010	$879	2,460	(139)	10	$3,210

Accrued carrying costs for drive-in closings and disposals
Years ended:
August 31, 2012	$421	366	(219)	–	$568
August 31, 2011	47	575	(150)	(51)	421
August 31, 2010	$46	–	–	1	$47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2012.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson J. Clifford Hudson, Principal Executive Officer	Chairman of the Board of Directors and Chief Executive Officer	October 26, 2012

/s/ Stephen C. Vaughan Stephen C. Vaughan, Principal Financial Officer	Executive Vice President and Chief Financial Officer	October 26, 2012

/s/ Terry D. Harryman Terry D. Harryman, Principal Accounting Officer	Vice President and Controller	October 26, 2012

/s/ Douglas N. Benham Douglas N. Benham	Director	October 26, 2012

/s/ Kate S. Lavelle Kate S. Lavelle	Director	October 26, 2012

/s/ Michael J. Maples Michael J. Maples	Director	October 26, 2012

/s/ J. Larry Nichols J. Larry Nichols	Director	October 26, 2012

/s/ Federico F. Peña Federico F. Peña	Director	October 26, 2012

/s/ H. E. Rainbolt H.E. Rainbolt	Director	October 26, 2012

/s/ Frank E. Richardson Frank E. Richardson	Director	October 26, 2012

/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	October 26, 2012

/s/ Jeffrey H. Schutz Jeffrey H. Schutz	Director	October 26, 2012

/s/ Kathryn L. Taylor Kathryn L. Taylor	Director	October 26, 2012

EXHIBIT INDEX

Exhibit Number and Description

10.07.	Sonic Corp. Stock Purchase Plan, as amended and restated effective April 20, 2011
10.12.	Form of Chief Executive Officer Amended and Restated Employment Agreement dated
November 1, 2012
10.13.	Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012
10.14.	Form of Amended and Restated Sonic Corp. Executive Severance Plan dated November 1, 2012
21.01.	Subsidiaries of the Company
23.01.	Consent of Independent Registered Public Accounting Firm
31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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