Form 10-Q
period 2012-11-30
SONIC CORP
filed 2013-01-04
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of December 28, 2012, approximately 55,630,107 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	November 30, 2012	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,730	$52,647
Restricted cash	8,092	10,200
Accounts and notes receivable, net	23,742	27,073
Assets held for sale	33,559	—
Prepaid expenses and other current assets	14,652	17,231

Total current assets	122,775	107,151
Noncurrent restricted cash	7,855	7,903
Notes receivable, net	11,406	11,641
Property, equipment and capital leases	707,516	764,893
Less accumulated depreciation and amortization	(308,452)	(321,885)

Property, equipment and capital leases, net	399,064	443,008

Goodwill	76,997	76,997
Debt origination costs, net	9,913	10,555
Other assets, net	28,797	23,505

Total assets	$656,807	$680,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,612	$11,048
Deposits from franchisees	2,943	3,055
Accrued liabilities	29,286	32,607
Income taxes payable	7,208	14,326
Current maturities of long-term debt and capital leases	19,501	19,480

Total current liabilities	70,550	80,516
Obligations under capital leases due after one year	26,300	27,377
Long-term debt due after one year	462,854	466,613
Deferred income taxes	31,332	29,777
Other noncurrent liabilities	17,125	17,230

Total non-current liabilities	537,611	540,997
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2012)	1,183	1,183
Paid-in capital	231,345	230,543
Retained earnings	728,648	722,614
Treasury stock, at cost; 62,119 common shares (60,325 shares at August 31, 2012)	(912,530)	(895,093)

Total stockholders’ equity	48,646	59,247

Total liabilities and stockholders’ equity	$656,807	$680,760

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended November 30,
	2012	2011
Revenues:
Company Drive-In sales	$93,456	$96,782
Franchise Drive-Ins:
Franchise royalties and fees	29,920	29,076
Lease revenue	1,486	1,288
Other	1,146	1,133

	126,008	128,279
Costs and expenses:
Company Drive-Ins:
Food and packaging	26,632	27,725
Payroll and other employee benefits	33,465	35,084
Other operating expenses, exclusive of depreciation and amortization included below	21,976	22,911

	82,073	85,720

Selling, general and administrative	16,130	15,417
Depreciation and amortization	10,595	10,466
Other operating (income) expense, net	7	(78)

	108,805	111,525

Income from operations	17,203	16,754

Interest expense	7,675	8,041
Interest income	(141)	(164)

Net interest expense	7,534	7,877

Income before income taxes	9,669	8,877
Provision for income taxes	3,536	3,378

Net income	$6,133	$5,499

Basic income per share	$0.11	$0.09

Diluted income per share	$0.11	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended November 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,133	$5,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,595	10,466
Stock-based compensation expense	1,043	1,122
Other	169	3
Decrease in operating assets:
Restricted cash	2,091	2,269
Accounts receivable and other assets	3,857	3,060
Increase (decrease) in operating liabilities:
Accounts payable	695	(1,394)
Accrued and other liabilities	(4,424)	(7,897)
Income taxes	(5,397)	3,294

Total adjustments	8,629	10,923

Net cash provided by operating activities	14,762	16,422

Cash flows from investing activities:
Purchases of property and equipment	(5,892)	(3,710)
Proceeds from sale of assets	2,115	122
Other	513	(729)

Net cash used in investing activities	(3,264)	(4,317)

Cash flows from financing activities:
Payments on debt	(3,759)	(3,758)
Purchases of treasury stock	(16,882)	(9,852)
Other	(774)	(926)

Net cash used in financing activities	(21,415)	(14,536)

Net decrease in cash and cash equivalents	(9,917)	(2,431)
Cash and cash equivalents at beginning of period	52,647	29,509

Cash and cash equivalents at end of period	$42,730	$27,078

Supplemental cash flow information
Non-cash financing activities:
Change in obligation to acquire treasury stock	$1,194	$599

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”). In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current year presentation.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2012	2011
Numerator:
Net income	$6,133	$5,499
Denominator:
Weighted average common shares outstanding – basic	57,672	61,693
Effect of dilutive employee stock options and unvested restricted stock units	413	44

Weighted average common shares – diluted	58,085	61,737

Net income per common share – basic	$0.11	$0.09

Net income per common share – diluted	$0.11	$0.09

Anti-dilutive securities excluded(1)	4,567	7,146

(1)	Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Stock Repurchase Program

On August 15, 2012, the Company’s Board of Directors approved a stock repurchase program. Under this program, the Company is authorized to purchase up to $40 million of its outstanding shares of common stock through August 31, 2013. During the first quarter of fiscal year 2013, approximately 1.8 million shares were acquired pursuant to this program for a total cost of $18.1 million. As of November 30, 2012, the total remaining amount authorized for repurchase was $20.8 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time. In December 2012, subsequent to the end of the first quarter of fiscal year 2013, the Company purchased an additional 0.6 million shares under this program for a total cost of $6.0 million.

4.	Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. No impairment charges for long-lived assets were recorded in the first three months of fiscal year 2013 or in the same period last year. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

The Company is required to test goodwill for impairment on an annual basis and between annual tests as a result of allocating goodwill to Company Drive-Ins that are sold or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of November 30, 2012, the Company had $77.0 million of goodwill, of which $71.0 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

5.	Assets Held for Sale

During the first quarter of fiscal year 2013, a franchisee exercised an option to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins. The sale was completed in December 2012 subsequent to the end of the Company’s first quarter. At November 30, 2012, the net book value of these Company Drive-In segment assets was $39.0 million. As a result, the Company reclassified $39.0 million of net property, equipment and capital leases to assets held for sale at November 30, 2012. Approximately $34 million is reflected in “assets held for sale” and approximately $5 million is reflected in non-current assets within “other assets, net” on the Condensed Consolidated Balance Sheet. The $5 million relates to proceeds from the sale that will not be received within the next twelve months. The Company received approximately $30 million in cash at closing and will receive the remaining proceeds over 24 months. This transaction did not result in a material gain or loss. For fiscal year 2012, lease revenues, net of sublease payments, related to these assets was approximately $4.8 million. The Company’s debt covenants require the application of certain asset disposition proceeds as note prepayments, after a $5 million annual exclusion, if the proceeds are not reinvested in eligible assets within a twelve month period.

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

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. Under these agreements, which expire through 2024, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of November 30, 2012, the amount remaining under these guaranteed lease obligations totaled $6.9 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 30, 2012 and August 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
November 30, 2012
Assets:
Cash equivalents	$13,180	$—	$—	$13,180
Restricted cash (current)	8,092	—	—	8,092
Restricted cash (noncurrent)	7,855	—	—	7,855

Total	$29,127	$—	$—	$29,127

August 31, 2012
Assets:
Cash equivalents	$7,784	$—	$—	$7,784
Restricted cash (current)	10,200	—	—	10,200
Restricted cash (noncurrent)	7,903	—	—	7,903

Total	$25,887	$—	$—	$25,887

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

At November 30, 2012, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) was estimated at $509.3 million versus a carrying value of $478.2 million, including accrued interest. At August 31, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest. The fair value of the 2011 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue, income from operations and income before income taxes:

	Three months ended November 30,
	2012	2011
Revenues:
Company Drive-Ins	$93,456	$96,782
Franchise Operations	31,406	30,364
Unallocated revenues	1,146	1,133

Total revenues	$126,008	$128,279

Income from operations:
Company Drive-Ins	$11,383	$11,062
Franchise Operations	31,406	30,364
Unallocated income	1,139	1,211
Unallocated expenses:
Selling, general and administrative	(16,130)	(15,417)
Depreciation and amortization	(10,595)	(10,466)

Income from operations	17,203	16,754
Net interest expense	7,534	7,877

Income before income taxes	$9,669	$8,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales momentum for the first quarter of fiscal year 2013 continued to improve from the prior year. System-wide same-store sales increased 3.0% during the first quarter of fiscal year 2013 as compared to an increase of 0.1% for the same period last year. Same-store sales at Company Drive-Ins increased 4.2% during the first quarter of fiscal year 2013 as compared to a decline of 0.1% for the same period last year. We believe the initiatives we have implemented over the last few years, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, have set a solid foundation for growth which is reflected in our operating results. We continue to focus on our innovative product pipeline as well as our day-part promotional strategy to drive same-store sales. We utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development to achieve earnings growth. Positive system-wide same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $126.0 million for the first quarter of fiscal year 2013 from $128.3 million for the same period last year, which was primarily related to the refranchising of 34 Company Drive-Ins during the second fiscal quarter of 2012, partially offset by an increase in same-store sales. Restaurant margins at Company Drive-Ins improved by 80 basis points during the first quarter of fiscal year 2013, reflecting the leverage of positive same-store sales as well as moderating commodity cost inflation. First quarter results for fiscal year 2013 reflected net income of $6.1 million or $0.11 per diluted share, an increase of 12% and 22%, respectively, as compared to net income of $5.5 million or $0.09 per diluted share for the same period last year.

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

System-wide Performance

($ in thousands)

	Three months ended November 30,
	2012	2011
Percentage increase in sales	2.7%	0.5%
System-wide drive-ins in operation(1):
Total at beginning of period	3,556	3,561
Opened	1	2
Closed (net of re-openings)	(8)	(8)

Total at end of period	3,549	3,555

Average sales per drive-in:	$258	$247

Change in same-store sales(2):	3.0%	0.1%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended November 30,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$93,456	$96,782	$(3,326)	(3.4%)
Franchise Drive-Ins:
Franchise royalties and fees	29,920	29,076	844	2.9
Lease revenue	1,486	1,288	198	15.4
Other	1,146	1,133	13	1.1

Total revenues	$126,008	$128,279	$(2,271)	(1.8%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Three months ended November 30,
	2012	2011
Company Drive-In sales	$93,456	$96,782
Percentage decrease	(3.4%)	(0.5%)

Company Drive-Ins in operation(1):
Total at beginning of period	409	446
Opened	—	—
Closed (net of re-openings)	—	—

Total at end of period	409	446

Average sales per Company Drive-In	$230	$218
Percentage increase	5.5%	0.9%

Change in same-store sales(2)	4.2%	(0.1%)

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 4.2% for the first quarter of fiscal year 2013, as compared to a decline of 0.1% for the same period last year. Company Drive-In sales decreased $3.3 million, or 3.4%, during the first quarter of fiscal year 2013, as compared to the same period last year. This decrease was primarily attributable to a $6.7 million reduction in sales from the refranchised drive-ins discussed earlier and a $0.4 million decrease related to drive-ins that were closed during or subsequent to the first quarter of fiscal year 2012 partially offset by a $3.7 million improvement in same-store sales and $0.1 million of incremental sales from new drive-in openings during fiscal year 2012.

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

Franchise Information

($ in thousands)

	Three months ended November 30,
	2012	2011
Franchising revenues(1)	$31,406	$30,364
Percentage increase (decrease)	3.4%	(1.2%)

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,147	3,115
Opened	1	2
Closed (net of re-openings)	(8)	(8)

Total at end of period	3,140	3,109

Franchise Drive-In sales	$808,660	$781,703
Percentage change	3.4%	0.7%

Effective royalty rate(3)	3.70%	3.68%

Average sales per Franchise Drive-In	$262	$251

Change in same-store sales(4)	2.9%	0.2%

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2012.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents franchise royalties as a percentage of Franchise Drive-In sales.
(4)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins increased 2.9% for the first quarter of fiscal year 2013 as compared to 0.2% for the same period last year. Franchising revenues increased $1.0 million, or 3.4%, for the first quarter of fiscal year 2013 as compared to the same period in 2012, which was primarily driven by an increase in franchise royalties. The increase in franchise royalties and our effective royalty rate during the first quarter of fiscal year 2013 was largely attributable to an increase in same-store sales, partially offset by various development incentives and certain franchisee restructuring efforts. In addition, approximately $0.3 million of the increase in franchising revenues during the first quarter of fiscal year 2013 was attributable to incremental royalties from the refranchised drive-ins discussed earlier.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended		Percentage
	November 30,		Points
	2012	2011	(Decrease)
Costs and expenses(1):
Company Drive-Ins:
Food and packaging	28.5%	28.6%	(0.1)
Payroll and other employee benefits	35.8	36.3	(0.5)
Other operating expenses	23.5	23.7	(0.2)

Cost of sales	87.8%	88.6%	(0.8)

(1)	Calculated as a percentage of Company Drive-In sales

Restaurant-level margins improved by 80 basis points during the first quarter of fiscal year 2013 reflecting leverage from improved same-store sales and, to a lesser extent, the refranchising of 34 lower performing Company Drive-Ins during the second quarter of fiscal year 2012. Food and packaging costs improved by 10 basis points during the quarter, which was a result of a combination of a slowdown in commodity cost inflation and moderate price increases taken over the preceding twelve months. Payroll and other employee benefits as well as other operating expenses improved by a combined 70 basis points during the first quarter of fiscal year 2013 primarily from leveraging positive same-store sales.

Selling, General and Administrative (“SG&A”). SG&A expenses increased $0.7 million, or 4.6%, to $16.1 million for the first quarter of fiscal year 2013 from $15.4 million for the same period in fiscal year 2012. The increase in SG&A was largely attributable to an increase in variable compensation costs during the first quarter of fiscal year 2013.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat increasing by $0.1 million to $10.6 million for the first quarter of fiscal year 2013 from $10.5 million for the same period last year.

Net Interest Expense. Net interest expense decreased $0.3 million, or 4.4%, to $7.5 million for the first quarter of fiscal year 2013 from $7.9 million for the same period last year, primarily due to a decline in our long-term debt balance. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on long-term debt.

Income Taxes. The provision for income taxes reflects an effective tax rate of 36.6% for the first quarter of fiscal year 2013 as compared to 38.1% for the same period in 2012. This decline was primarily attributable to a decrease in our liability for unrecognized tax benefits resulting from the favorable settlement of a federal tax audit during the first quarter of fiscal year 2013. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions, and as circumstances on other tax matters change. Subsequent to the end of the first quarter of fiscal year 2013, legislation was passed that reinstated and extended certain employment tax credits. We estimate this change to have a favorable impact on our fiscal year 2013 tax rate with the largest impact in the second quarter relating to the retroactive portion of the tax credit.

Financial Position

Total assets decreased $24.0 million, or 3.5%, to $656.8 million during the first three months of fiscal year 2013 from $680.8 million at the end of fiscal year 2012. The decrease in total assets was largely attributable to the use of $16.9 million of cash for the acquisition of outstanding common stock under our stock repurchase program during the first quarter of fiscal year 2013. In addition, net property, equipment and capital leases decreased by

$5.0 million, excluding the reclassification discussed below, resulting primarily from depreciation during the quarter partially offset by capital additions. During the first quarter of fiscal year 2013, a franchisee exercised an option to acquire land and buildings leased or subleased from us relating to previously refranchised drive-ins. The net book value of these assets was $39.0 million at November 30, 2012. As a result, we reclassified $39.0 million of net property, equipment and capital leases to assets held for sale (approximately $34 million in “assets held for sale” and approximately $5 million in noncurrent “other assets, net”) at November 30, 2012. For additional information on this transaction, see note 5 – Assets Held for Sale, included in Part 1, Item 1, “Financial Statements” in this Form 10-Q.

Total liabilities decreased $13.4 million, or 2.1%, to $608.2 million during the first three months of fiscal year 2013 from $621.5 million at the end of fiscal year 2012. This decrease was largely attributable to a $7.1 million decrease in income taxes payable stemming from tax payments during the first quarter of fiscal year 2013. Contributing to the overall decline was $3.8 million of scheduled debt principal repayments during the first quarter of fiscal year 2013 and a $3.3 million decrease in accrued liabilities primarily related to the payment of bonuses and other liabilities that were accrued as of August 31, 2012.

Total stockholders’ equity decreased $10.6 million, or 17.9%, to $48.6 million during the first three months of fiscal year 2013 from $59.2 million at the end of fiscal year 2012. This decrease was attributable to $18.1 million in purchases of common stock under our stock repurchase program during the first three months of fiscal year 2013. These purchases were partially offset by current year earnings of $6.1 million.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $1.7 million to $14.8 million for the first three months of fiscal year 2013 as compared to $16.4 million for the same period in fiscal year 2012. This decline primarily resulted from an increase in income tax payments in the first quarter of fiscal year 2013 as compared to the same period last year, largely offset by changes in operating liabilities relating to timing of payments.

Investing Cash Flows. Cash used in investing activities during the first quarter of fiscal year 2013 decreased slightly to $3.3 million compared to $4.3 million for the same period in fiscal year 2012. During the first three months of fiscal year 2013, we used $5.9 million of cash for purchases of property and equipment as outlined in the table below. These cash outflows were partially offset by $2.1 million in proceeds primarily related to the sale of surplus property during the quarter. The balance of the change relates to an increase in notes receivable and other investments. The following table sets forth the components of our investments in property and equipment for the first three months of fiscal year 2013 (in millions):

Replacement equipment and technology for existing drive-ins	$2.3
Corporate technology investments	2.0
Rebuilds, relocations and remodels of existing drive-ins	1.0
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.5
New Company Drive-Ins, including drive-ins under construction	0.1

Total purchases of property and equipment	$5.9

Financing Cash Flows. Net cash used in financing activities increased $6.9 million to $21.4 million for the first quarter of fiscal year 2013 from $14.5 million for the same period in fiscal year 2012. This increase was primarily attributable to the use of $16.9 million of cash during the first three months of fiscal year 2013 to purchase outstanding common stock under our current stock repurchase program as compared to $9.9 million for the same period in fiscal year 2012 under a prior stock repurchase program.

On August 15, 2012, our Board of Directors approved a stock repurchase program. Under this program, we are authorized to purchase up to $40 million of our outstanding shares of common stock through August 31, 2013. During the first quarter of fiscal year 2013, approximately 1.8 million shares were acquired pursuant to this program for a total cost of $18.1 million. As of November 30, 2012, the total remaining amount authorized for repurchase was $20.8 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time. We plan to fund the stock repurchase program from existing cash on hand at November 30, 2012 and cash flows from operations. In December 2012, subsequent to the end of the first quarter of fiscal year 2013, we purchased an additional 0.6 million shares under this program for a total cost of $6.0 million.

As of November 30, 2012, our total cash balance of $58.7 million ($42.7 million of unrestricted and $15.9 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases, and capital expenditures mentioned above. We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Sonic’s use of debt directly exposes the Company to interest rate risk. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Sonic manages its debt portfolio to achieve an overall desired position of fixed and floating rates. The Company does not utilize financial instruments for trading purposes. Sonic is also exposed to market risk from changes in commodity prices.

Interest Rate Risk. Our exposure to interest rate risk at November 30, 2012, was primarily based on the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with an effective rate of 5.4%, before amortization of debt-related costs. At November 30, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $509.3 million versus a carrying value of $478.2 million, including accrued interest. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $23 million, respectively. The fair value estimate required significant assumptions by management.

For further discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2013 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
September 1, 2012 through September 30, 2012	—	$—	—	$38,898
October 1, 2012 through October 31, 2012	52,107	9.50	52,107	38,403
November 1, 2012 through November 30, 2012	1,785,200	9.85	1,785,200	$20,822

Total	1,837,307	$9.84	1,837,307

(1)	On August 15, 2012, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, the Company is authorized to purchase up to $40 million of its outstanding shares of common stock through August 31, 2013. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibits.

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Executive Vice President and Chief Financial Officer

Date: January 4, 2013

EXHIBIT INDEX

Exhibit Number and Description

31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14

31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document