Form 10-Q
period 2013-02-28
SONIC CORP
filed 2013-04-05
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 1, 2013, approximately 56,155,140 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	February 28, 2013	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,487	$52,647
Restricted cash	7,320	10,200
Accounts and notes receivable, net	24,574	27,073
Income taxes receivable	6,455	—
Prepaid expenses and other current assets	15,272	17,231

Total current assets	96,108	107,151
Noncurrent restricted cash	7,807	7,903
Notes receivable, net	12,603	11,641
Property, equipment and capital leases	718,025	764,893
Less accumulated depreciation and amortization	(320,142)	(321,885)

Property, equipment and capital leases, net	397,883	443,008
Goodwill	76,997	76,997
Debt origination costs, net	8,885	10,555
Other assets, net	24,380	23,505

Total assets	$624,663	$680,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,490	$11,048
Deposits from franchisees	3,705	3,055
Accrued liabilities	25,370	32,607
Income taxes payable	2,997	14,326
Current maturities of long-term debt and capital leases	18,920	19,480

Total current liabilities	63,482	80,516
Obligations under capital leases due after one year	25,004	27,377
Long-term debt due after one year	439,744	466,613
Deferred income taxes	32,109	29,777
Other noncurrent liabilities	15,569	17,230

Total non-current liabilities	512,426	540,997
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2012)	1,183	1,183
Paid-in capital	229,942	230,543
Retained earnings	731,168	722,614
Treasury stock, at cost; 62,382 common shares (60,325 shares at August 31, 2012)	(913,538)	(895,093)

Total stockholders’ equity	48,755	59,247

Total liabilities and stockholders’ equity	$624,663	$680,760

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues:
Company Drive-In sales	$83,706	$87,185	$177,162	$183,967
Franchise Drive-Ins:
Franchise royalties and fees	25,996	25,954	55,916	55,030
Lease revenue	949	1,261	2,435	2,549
Other	490	684	1,636	1,817

	111,141	115,084	237,149	243,363
Costs and expenses:
Company Drive-Ins:
Food and packaging	23,546	24,686	50,178	52,411
Payroll and other employee benefits	31,448	32,740	64,913	67,824
Other operating expenses, exclusive of depreciation and amortization included below	18,811	20,727	40,787	43,638

	73,805	78,153	155,878	163,873
Selling, general and administrative	15,467	16,084	31,597	31,501
Depreciation and amortization	10,069	10,510	20,664	20,976
Provision for impairment of long-lived assets	—	173	—	173
Other operating income, net	(218)	(384)	(211)	(462)

	99,123	104,536	207,928	216,061

Income from operations	12,018	10,548	29,221	27,302
Interest expense	7,448	7,930	15,123	15,971
Interest income	(168)	(139)	(309)	(303)
Loss from early extinguishment of debt	492	—	492	—

Net interest expense	7,772	7,791	15,306	15,668

Income before income taxes	4,246	2,757	13,915	11,634
Provision for income taxes	669	1,080	4,205	4,458

Net income	$3,577	$1,677	$9,710	$7,176

Basic income per share	$0.06	$0.03	$0.17	$0.12

Diluted income per share	$0.06	$0.03	$0.17	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net income	$9,710	$7,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,664	20,976
Stock-based compensation expense	1,948	2,134
Other	718	(744)
Decrease in operating assets:
Restricted cash	2,702	5,611
Accounts receivable and other assets	6,625	5,480
Increase (decrease) in operating liabilities:
Accounts payable	986	(1,157)
Accrued and other liabilities	(6,209)	(6,656)
Income taxes	(15,197)	(4,981)

Total adjustments	12,237	20,663

Net cash provided by operating activities	21,947	27,839
Cash flows from investing activities:
Purchases of property and equipment	(13,917)	(7,822)
Proceeds from sale of assets	31,861	7,993
Other	1,977	(3,759)

Net cash provided by and (used in) investing activities	19,921	(3,588)

Cash flows from financing activities:
Payments on debt	(27,468)	(7,516)
Purchases of treasury stock	(25,550)	(10,451)
Other	990	(1,844)

Net cash used in financing activities	(52,028)	(19,811)

Net increase (decrease) in cash and cash equivalents	(10,160)	4,440
Cash and cash equivalents at beginning of period	52,647	29,509

Cash and cash equivalents at end of period	$42,487	$33,949

Supplemental cash flow information
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	$(1,102)	$—
Notes receivable and direct financing leases from property disposition	$8,661	$—

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

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current year presentation.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Numerator:
Net income	$3,577	$1,677	$9,710	$7,176
Denominator:
Weighted average common shares outstanding – basic	55,798	60,579	56,735	61,136
Effect of dilutive employee stock options and unvested restricted stock units	625	23	519	34

Weighted average common shares – diluted	56,423	60,602	57,254	61,170

Net income per common share – basic	$0.06	$0.03	$0.17	$0.12

Net income per common share – diluted	$0.06	$0.03	$0.17	$0.12

Anti-dilutive securities excluded(1)	3,735	7,279	4,151	7,212

(1)	Anti-dilutive securities consist of stock options and unvested restricted stock units that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3. Stock Repurchase Program

On August 15, 2012, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock. In January 2013, the Board of Directors increased the stock repurchase program to $55 million in authorized purchases through August 31, 2013. During the first six months of fiscal year 2013, approximately 2.5 million shares were acquired pursuant to this program for a total cost of $24.5 million. Including the $1.1 million purchased in August 2012 and the repurchases in fiscal year 2013, the total remaining amount authorized, as of February 28, 2013, was $29.4 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

4. Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Provision for income taxes	$669	$1,080	$4,205	$4,458
Effective income tax rate	15.8%	39.2%	30.2%	38.3%

The decrease in the Company’s effective income tax rate during the second quarter and first six months of fiscal year 2013 was primarily attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that was passed to reinstate and extend the Work Opportunity Tax Credit (“WOTC”).

As of February 28, 2013, the Company had $3.0 million of unrecognized tax benefits, including $0.4 million of interest and penalties. During the first six months of fiscal year 2013, the liability for unrecognized tax benefits decreased by $2.5 million. The majority of the change was due to the favorable resolution of a federal tax audit, in the first quarter of fiscal year 2013, and a statute of limitations expiration of a state tax position, in the second quarter of fiscal year 2013, which resulted in a decrease to state unrecognized tax positions from prior years. Of this decrease, only $0.8 million impacted the Company’s tax rate. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, $1.1 million of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $0.9 million to a decrease of $2.4 million depending on the timing and terms of the examination resolutions.

5. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. No material impairment charges for long-lived assets were recorded in the first six months of fiscal year 2013 or in the same period last year. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Goodwill

The Company is required to test goodwill for impairment on an annual basis and between annual tests as a result of allocating goodwill to Company Drive-Ins that are sold or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of February 28, 2013, the Company had $77.0 million of goodwill, of which $71.0 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment. For more information regarding the Company’s goodwill and other intangible assets information, see note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

6. Accounts and Notes Receivable

Accounts and notes receivable consist of the following (in thousands):

	February 28, 2013	August 31, 2012
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$13,470	$17,030
Notes receivable from franchisees	4,865	1,304
Notes receivable from advertising funds	4,827	4,825
Other	3,687	6,109

	26,849	29,268
Allowance for doubtful accounts and notes receivable	(2,275)	(2,195)

	$24,574	$27,073

Noncurrent Notes Receivable:
Notes receivable from franchisees	$6,629	$5,286
Notes receivable from advertising funds	6,791	7,152
Allowance for doubtful notes receivable	(817)	(797)

	$12,603	$11,641

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business. Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. During the second quarter of fiscal year 2013, notes receivable from franchisees increased as a result of the franchisee-exercised option discussed in note 7 – Other Operating Income. The notes receivable from advertising funds represent transactions in the normal course of business.

7. Other Operating Income

During the second quarter of fiscal year 2013, a franchisee exercised an option to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins. In December 2012, at the time of the sale, these assets had a carrying value of $38.4 million. The Company received $29.7 million in cash at closing and will receive the remaining $8.7 million (plus interest) over 24 months through the combination of a note receivable and a direct financing lease. In conjunction with the sale and the assignment of third party leases, the Company removed its escalating lease liability related to the sold properties. This resulted in a gain of $1.0 million, which is reflected in “Other operating income, net” on the Condensed Consolidated Statements of Income. For fiscal year 2012, lease revenue, net of sublease payments, related to these assets was approximately $4.8 million. The Company’s debt covenants require the application of certain asset disposition proceeds as note prepayments, after a $5 million annual exclusion, if the proceeds are not reinvested in eligible assets within a twelve-month period. In January 2013, the Company prepaid $20.0 million of debt which will be applied toward the prepayment requirements noted above. See note 9—Debt for additional information. In addition, the Company recorded a charge of $0.8 million in “Other operating income, net” related to a straight-line lease adjustment and franchise rights that should have been expensed in prior years. Management of the Company evaluated the impact of these adjustments and concluded the effect was immaterial to the current and prior-year financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8. Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending. Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees. During the second quarter of fiscal year 2013, the amount remaining under these guaranteed lease obligations increased as a result of the franchisee-exercised option discussed in note 7 – Other Operating Income. Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee. As of February 28, 2013, the amount remaining under these guaranteed lease obligations totaled $12.8 million. At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

9. Debt

During the second quarter of fiscal year 2013, the Company made a prepayment of $20.0 million on its Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”). The prepayment was made at par, as allowed under the terms of the 2011 Fixed Rate Notes. The Company recognized a $0.5 million loss to record the pro-rata portion of debt origination costs on the early extinguishment of debt during the second fiscal quarter of 2013.

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis as of February 28, 2013 and August 31, 2012 (in thousands):

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
February 28, 2013
Assets:
Cash equivalents	$20,728	$—	$—	$20,728
Restricted cash (current)	7,320	—	—	7,320
Restricted cash (noncurrent)	7,807	—	—	7,807

Total	$35,855	$—	$—	$35,855

August 31, 2012
Assets:
Cash equivalents	$7,784	$—	$—	$7,784
Restricted cash (current)	10,200	—	—	10,200
Restricted cash (noncurrent)	7,903	—	—	7,903

Total	$25,887	$—	$—	$25,887

At February 28, 2013, the fair value of the Company’s 2011 Fixed Rate Notes was estimated at $479.6 million versus a carrying value of $454.5 million, including accrued interest. At August 31, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest. The fair value of the 2011 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

11. Segment Information

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue, income from operations and income before income taxes:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues:
Company Drive-Ins	$83,706	$87,185	$177,162	$183,967
Franchise Operations	26,945	27,215	58,351	57,579
Unallocated revenues	490	684	1,636	1,817

Total revenues	$111,141	$115,084	$237,149	$243,363

Income from operations:
Company Drive-Ins	$9,901	$9,032	$21,284	$20,094
Franchise Operations	26,945	27,215	58,351	57,579
Unallocated income	708	1,068	1,847	2,279
Unallocated expenses:
Selling, general and administrative	(15,467)	(16,084)	(31,597)	(31,501)
Depreciation and amortization	(10,069)	(10,510)	(20,664)	(20,976)
Provision for impairment of long-lived assets	—	(173)	—	(173)

Income from operations	12,018	10,548	29,221	27,302
Net interest expense	(7,772)	(7,791)	(15,306)	(15,668)

Income before income taxes	$4,246	$2,757	$13,915	$11,634

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales were flat during the second quarter and increased 1.5% for the first six months of fiscal year 2013 as compared to an increase of 3.5% and 1.7%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins increased 1.9% during the second quarter and 3.1% for the first six months of fiscal year 2013 as compared to 3.1% and 1.4%, respectively, for the same periods last year. Sales for the second quarter and first half of fiscal year 2013 were impacted as a result of one less day than the prior year due to leap year in February 2012. Excluding the extra day impact, the increase in same-store sales for the second quarter of fiscal year 2013 would have been approximately 1.3% and 3.3% for the system and Company Drive-Ins, respectively. Same-store sales for the first half of the year would have been approximately 0.6% and 0.7% higher for the system and Company Drive-Ins, respectively. Additionally, the second quarter is typically the most volatile for us due to seasonality and weather. We believe the initiatives we have implemented over the last few years, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, have set a solid foundation for growth which is reflected in our operating results. We continue to focus on our innovative product pipeline, and our recent shift from local to national media expenditures is supporting our day-part promotional strategy to drive same-store sales. We utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development to achieve earnings growth. Positive system-wide same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $111.1 million for the second quarter of fiscal year 2013 from $115.1 million for the same period last year and decreased to $237.1 million for the first six months of fiscal year 2013 from $243.4 million for the same period last year. The decrease in revenues was primarily related to the refranchising of 34 Company Drive-Ins during the second fiscal quarter of 2012, partially offset by an increase in same-store sales. Restaurant margins at Company Drive-Ins improved by 140 basis points and 110 basis points during the second quarter and first six months of fiscal year 2013, respectively. This is a reflection of the leverage of positive same-store sales as well as the refranchising of 34 lower performing drive-ins in the second fiscal quarter of last year.

Second quarter results for fiscal year 2013 reflected net income of $3.6 million or $0.06 per diluted share, as compared to net income of $1.7 million or $0.03 per diluted share for the same period last year. Excluding the $0.3 million after-tax loss or $0.01 per diluted share from early extinguishment of debt and the $0.9 million benefit or $0.02 per diluted share, which includes the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of certain income tax matters, net income and diluted earnings per share for the second quarter increased 81% and 67%, respectively. Net income and diluted earnings per share for the first six months of fiscal year 2013 were $9.7 million and $0.17, respectively, as compared to net income of $7.2 million and $0.12 per diluted share for the same period last year. Excluding the debt extinguishment and $0.8 million or $0.02 per diluted share tax benefit, as described above, net income and diluted earnings per share for the first six months increased 29% and 33%, respectively.

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

	Three Months Ended February 28, 2013		Three Months Ended February 29, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$3,577	$0.06	$1,677	$0.03
After-tax loss from early extinguishment of debt	315	0.01	—	—
Retroactive tax benefit of WOTC and resolution of tax matters	(857)	(0.02)	—	—

Adjusted—Non-GAAP	$3,035	$0.05	$1,677	$0.03

	Six Months Ended February 28, 2013		Six Months Ended February 29, 2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$9,710	$0.17	$7,176	$0.12
After-tax loss from early extinguishment of debt	315	0.01	—	—
Retroactive tax benefit of WOTC and resolution of tax matters	(743)	(0.02)	—	—

Adjusted—Non-GAAP	$9,282	$0.16	$7,176	$0.12

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

System-wide Performance

($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Increase (decrease) in total sales	(0.5%)	3.6%	1.6%	2.0%
System-wide drive-ins in operation(1):
Total at beginning of period	3,549	3,555	3,556	3,561
Opened	3	10	4	12
Closed (net of re-openings)	(26)	(15)	(34)	(23)

Total at end of period	3,526	3,550	3,526	3,550

Average sales per drive-in:	$229	$225	$487	$472

Change in same-store sales(2):	0.0%	3.5%	1.5%	1.7%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues. The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues

($ in thousands)

	Three months ended			Percent
	February 28,	February 29,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$83,706	$87,185	$(3,479)	(4.0%)
Franchise Drive-Ins:
Franchise royalties	25,821	25,590	231	0.9
Franchise fees	175	364	(189)	(51.9)
Lease revenue	949	1,261	(312)	(24.7)
Other	490	684	(194)	(28.4)

Total revenues	$111,141	$115,084	$(3,943)	(3.4%)

	Six months ended			Percent
	February 28,	February 29,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$177,162	$183,967	$(6,805)	(3.7%)
Franchise Drive-Ins:
Franchise royalties	55,736	54,381	1,355	2.5
Franchise fees	180	649	(469)	(72.3)
Lease revenue	2,435	2,549	(114)	(4.5)
Other	1,636	1,817	(181)	(10.0)

Total revenues	$237,149	$243,363	$(6,214)	(2.6%)

The following table reflects the changes in sales and same-store sales at Company Drive-Ins. It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales

($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Company Drive-In sales	$83,706	$87,185	$177,162	$183,967
Percentage increase (decrease)	(4.0%)	0.9%	(3.7%)	0.1%

Company Drive-Ins in operation(1):
Total at beginning of period	409	446	409	446
Opened	—	—	—	—
Sold to franchisees	—	(34)	—	(34)
Closed (net of re-openings)	(4)	—	(4)	—

Total at end of period	405	412	405	412

Average sales per Company Drive-In	$207	$201	$437	$419
Percentage increase	3.0%	4.1%	4.3%	2.4%

Change in same-store sales(2)	1.9%	3.1%	3.1%	1.4%

(1)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 1.9% for the second quarter of fiscal year 2013 and 3.1% for the first six months of fiscal year 2013, as compared to an increase of 3.1% and 1.4%, respectively, for the same periods last year. Excluding the extra day impact discussed above, same-store sales for the second quarter and first half of fiscal year 2013 would have been approximately 3.3% and 3.8% respectively. Company Drive-In sales decreased $3.5 million, or 4.0%, during the second quarter of fiscal year 2013 as compared to the same period last year. This decrease was primarily attributable to a $4.4 million reduction in sales from the 34 refranchised drive-ins discussed earlier and a $0.6 million decrease related to drive-ins that were closed during the preceding twelve months partially offset by a $1.3 million improvement in same-store sales and $0.2 million of incremental sales from new drive-in openings. Company Drive-In sales decreased $6.8 million, or 3.7%, for the first six months of fiscal year 2013 as compared to the same period last year. Similar to the quarter, this decrease is primarily attributable to an $11.2 million reduction in sales from refranchised drive-ins and $1.0 million related to drive-ins that were closed during the preceding twelve months partially offset by a $5.0 million improvement in same store sales and $0.4 million of incremental sales from new drive-in openings.

The following table reflects the change in franchising revenues, franchise sales, average unit volumes and the number of Franchise Drive-Ins. While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties. This information is also indicative of the financial health of our franchisees.

Franchise Information

($ in thousands)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Franchising revenues(1)	$26,945	$27,215	$58,351	$57,579
Percentage increase (decrease)	(1.0%)	2.8%	1.3%	0.6%

Franchise Drive-Ins in operation(2):
Total at beginning of period	3,140	3,109	3,147	3,115
Opened	3	10	4	12
Acquired from company	—	34	—	34
Closed (net of re-openings)	(22)	(15)	(30)	(23)

Total at end of period	3,121	3,138	3,121	3,138

Franchise Drive-In sales	$712,934	$712,903	$1,527,736	$1,494,126
Percentage increase	0.0%	4.0%	2.2%	2.2%

Effective royalty rate(3)	3.62%	3.59%	3.65%	3.64%

Average sales per Franchise Drive-In	$232	$229	$494	$480

Change in same-store sales(4)	(0.3%)	3.6%	1.3%	1.7%

(1)	Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2012.
(2)	Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.
(3)	Represents franchise royalties as a percentage of Franchise Drive-In sales.
(4)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Franchise Drive-Ins decreased 0.3% for the second quarter of fiscal year 2013 and increased 1.3% for the first half of fiscal year 2013, as compared to an increase of 3.6% and 1.7%, respectively, for the same periods last year. Excluding the extra day impact discussed above, same-store sales for the second quarter and first half of fiscal year 2013 would have been approximately 1.0% and 1.9%, respectively. Franchising revenues decreased $0.3 million, or 1.0%, for the second quarter of fiscal year 2013 and increased $0.8 million, or

1.3%, for the first half of fiscal year 2013. The decrease in franchise revenues during the second quarter of fiscal year 2013 was primarily attributable to a decrease in lease revenue resulting from a franchisee-exercised option to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins. The increase in franchising revenues during the first half of fiscal year 2013 is primarily attributable to an increase in same-store sales, partially offset by various development incentives and certain franchisee restructuring efforts. In addition, approximately $0.5 million of the increase in franchising revenues during the first six months of fiscal year 2013 was attributable to incremental royalties from the 34 refranchised drive-ins discussed earlier.

Operating Expenses. The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales. Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	February 28,	February 29,	Percentage Points
	2013	2012	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.1%	28.3%	(0.2)
Payroll and other employee benefits	37.6	37.5	0.1
Other operating expenses	22.5	23.8	(1.3)

Cost of sales	88.2%	89.6%	(1.4)

	Six months ended
	February 28,	February 29,	Percentage Points
	2013	2012	(Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.3%	28.5%	(0.2)
Payroll and other employee benefits	36.6	36.9	(0.3)
Other operating expenses	23.1	23.7	(0.6)

Cost of sales	88.0%	89.1%	(1.1)

Drive-in level margins improved 140 basis points during the second quarter of fiscal year 2013 and 110 basis points during the first six months of fiscal year 2013, reflecting leverage from improved same-store sales and, to a lesser extent, the refranchising of 34 lower performing Company Drive-Ins during the second quarter of fiscal year 2012. Food and packaging costs improved 20 basis points during the quarter and first six months of fiscal year 2013, which resulted from benign commodity cost inflation and modest price increases taken over the preceding twelve months. Payroll and other employee benefits as well as other operating expenses improved by a combined 120 basis points during the second quarter of fiscal year 2013 and 90 basis points during the first six months of fiscal year 2013, primarily from leveraging positive same-store sales.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased $0.6 million, or 3.8%, to $15.5 million for the second quarter of fiscal year 2013 and remained relatively flat increasing by 0.3% for the first six months of fiscal year 2013 as compared to the same periods last year. The decrease in SG&A for the second quarter was primarily attributable to a decline in bad debt expense due to improved sales and profitability at Franchise Drive-Ins.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the second quarter and first half of fiscal year 2013, decreasing by $0.4 million to $10.1 million and $0.3 million to $20.7 million, respectively, as compared to the same periods last year.

Net Interest Expense. Net interest expense decreased in the second quarter and first six months of fiscal year 2013 as compared to the same periods last year. This decrease was largely offset by a $0.5 million loss from the early extinguishment of debt related to our $20.0 million prepayment in January 2013. Excluding the early extinguishment of debt, net interest expense decreased $0.5 million for the second quarter of fiscal year 2013 and $0.9 million for the first six months of fiscal year 2013. The decrease was primarily due to a decline in our long-term debt balance. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on long-term debt.

Income Taxes. The provision for income taxes reflects an effective tax rate of 15.8% for the second quarter of fiscal 2013 as compared to 39.2% for the same period in 2012. Our effective income tax rate decreased to 30.2% for the first half of fiscal year 2013 from 38.3% for the first half of fiscal year 2012. These declines were primarily attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that was passed to reinstate and extend WOTC during the second quarter of fiscal year 2013. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions, and as circumstances on other tax matters change.

Financial Position

Total assets decreased $56.1 million, or 8.2%, to $624.7 million during the first six months of fiscal year 2013 from $680.8 million at the end of fiscal year 2012. The decrease in total assets was attributable, in part, to the use of $25.6 million of cash for the acquisition of outstanding common stock under our stock repurchase program during the first half of fiscal year 2013. Additionally, during the second quarter, we received $29.7 million in cash in conjunction with a transaction in which a franchisee exercised an option to acquire land and buildings leased or subleased from us relating to previously refranchised drive-ins. As a result of this transaction, we used $20.0 million in cash to make a prepayment on our Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”). This prepayment and our scheduled debt payments totaled $27.5 million for the first six months of fiscal year 2013 and were a large contributor to the decrease in cash. In addition, net property, equipment and capital leases decreased by $45.1 million, primarily reflecting the sale of land and buildings to a franchisee for previously refranchised drive-ins, as well as from depreciation during the first half of the year, partially offset by capital additions.

Total liabilities decreased $45.6 million, or 7.3%, to $575.9 million during the first six months of fiscal year 2013 from $621.5 million at the end of fiscal year 2012. This decrease was primarily attributable to $27.5 million scheduled and early debt principal repayments during the first six months of fiscal year 2013 and a decrease in income taxes payable of $11.3 million stemming mainly from tax payments during the first half of fiscal year 2013. Accrued liabilities also decreased $7.2 million primarily related to the payment of bonuses and other liabilities that were accrued as of August 31, 2012.

Total stockholders’ equity decreased $10.5 million, or 17.7%, to $48.8 million during the first six months of fiscal year 2013 from $59.2 million at the end of fiscal year 2012. This decrease was attributable to $24.5 million in purchases of common stock under our stock repurchase program during the first six months of fiscal year 2013. These purchases were partially offset by current year earnings of $9.7 million and stock option exercises of $5.8 million during the first half of fiscal year 2013.

Liquidity and Sources of Capital

Operating Cash Flows. Net cash provided by operating activities decreased $5.9 million to $21.9 million for the first six months of fiscal year 2013 as compared to $27.8 million for the same period in fiscal year 2012. This decline primarily resulted from an increase in income tax payments in the first half of fiscal year 2013 as compared to the same period last year, partially offset by current year earnings.

Investing Cash Flows. Cash provided by investing activities during the first half of fiscal year 2013 increased $23.5 million to $19.9 million compared to the use of $3.6 million of cash for the same period in fiscal year 2012. During the first six months of fiscal year 2013, we used $13.9 million of cash for purchases of property and equipment as outlined in the table below. These cash outflows were more than offset by $31.9 million in proceeds primarily related to the franchisee-exercised option to acquire land and buildings leased or subleased from us relating to previously refranchised drive-ins, described above. The balance of the change largely relates to a prior-year use of cash to purchase intellectual property related to a point-of-sale system that is used by a majority of the Sonic system. The following table sets forth the components of our investments in property and equipment for the first six months of fiscal year 2013 (in millions):

Corporate technology investments	$4.9
Replacement equipment and technology for existing drive-ins	4.0
Acquisition of underlying real estate for drive-ins	1.5
Rebuilds, relocations and remodels of existing drive-ins	1.4
Retrofits, drive-thru additions and LED signs in existing drive-ins	1.1
New Company Drive-Ins, including drive-ins under construction	1.0

Total purchases of property and equipment	$13.9

Financing Cash Flows. Net cash used in financing activities increased $32.2 million to $52.0 million for the first six months of fiscal year 2013 from $19.8 million for the same period in fiscal year 2012. This increase primarily relates to the use of $20.0 million in cash during the second quarter of fiscal year 2013 to make a prepayment on our 2011 Fixed Rate Notes. Also attributable to the increase was the use of $25.6 million of cash during the first six months of fiscal year 2013 to purchase outstanding common stock under our current stock repurchase program as compared to $10.5 million for the same period in fiscal year 2012 under a prior stock repurchase program.

On August 15, 2012, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $40 million of our outstanding shares of common stock. In January 2013, our Board of Directors increased the stock repurchase program to $55 million in authorized purchases through August 31, 2013. During the first six months of fiscal year 2013, approximately 2.5 million shares were acquired pursuant to this program for a total cost of $24.5 million. Including the $1.1 million purchased in August 2012 and the repurchases in fiscal year 2013, the total remaining amount authorized, as of February 28, 2013 was $29.4 million. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

As of February 28, 2013, our total cash balance of $57.6 million ($42.5 million of unrestricted and $15.1 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases, debt prepayment, and capital expenditures mentioned above. We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

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

Interest Rate Risk. Our exposure to interest rate risk at February 28, 2013, was primarily based on the 2011 Fixed Rate Notes with an effective rate of 5.4%, before amortization of debt-related costs. At February 28, 2013, the fair value of the 2011 Fixed Rate Notes was estimated at $479.6 million versus a carrying value of $454.5 million, including accrued interest. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes. Management believes this fair value is a reasonable estimate. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes would decrease or increase by approximately $21 million, respectively. The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal 2013 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
December 1, 2012 through December 31, 2012	588,035	$10.13	588,035	$14,864
January 1, 2013 through January 31, 2013	4,000	11.03	4,000	29,820
February 1, 2013 through February 28, 2013	33,600	11.03	33,600	$29,450

Total	625,635	$10.19	625,635

(1)	On August 15, 2012, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock. In January 2013, the Board of Directors increased the stock repurchase program to $55 million in authorized purchases through August 31, 2013. Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors. The stock repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibits.
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Stephen C. Vaughan

Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date: April 5, 2013

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