Form 10-Q
period 2013-05-31
SONIC CORP
filed 2013-07-03
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-18859

_____________________

SONIC CORP.

(Exact name of registrant as specified in its charter)

_____________________

Delaware	73-1371046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Johnny Bench Drive	73104
Oklahoma City, Oklahoma	(Zip Code)
(Address of principal executive offices)

(405) 225-5000

(Registrant’s telephone number, including area code)

_____________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 26, 2013, approximately 55,885,737 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31,	August 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$53,554	$52,647
Restricted cash	8,899	10,200
Accounts and notes receivable, net	32,479	27,073
Income taxes receivable	1,191	-
Prepaid expenses and other current assets	14,825	17,231
Total current assets	110,948	107,151
Noncurrent restricted cash	7,760	7,903
Notes receivable, net	11,613	11,641
Property, equipment and capital leases	728,770	764,893
Less accumulated depreciation and amortization	(327,802)	(321,885)
Property, equipment and capital leases, net	400,968	443,008

Goodwill	77,100	76,997
Debt origination costs, net	8,290	10,555
Other assets, net	25,825	23,505
Total assets	$642,504	$680,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,064	$11,048
Deposits from franchisees	3,898	3,055
Accrued liabilities	33,960	32,607
Income taxes payable	2,001	14,326
Current maturities of long-term debt and capital leases	18,942	19,480
Total current liabilities	71,865	80,516
Obligations under capital leases due after one year	23,904	27,377
Long-term debt due after one year	436,135	466,613
Deferred income taxes	34,586	29,777
Other noncurrent liabilities	15,578	17,230
Total non-current liabilities	510,203	540,997
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares
issued (118,309 shares issued at August 31, 2012)	1,183	1,183
Paid-in capital	226,140	230,543
Retained earnings	746,189	722,614
Treasury stock, at cost; 62,466 common shares
(60,325 shares at August 31, 2012)	(913,076)	(895,093)
Total stockholders’ equity	60,436	59,247
Total liabilities and stockholders’ equity	$642,504	$680,760

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Revenues:
Company Drive-In sales	$108,445	$110,070	$285,607	$294,037
Franchise Drive-Ins:
Franchise royalties and fees	35,833	35,801	91,749	90,831
Lease revenue	1,089	2,056	3,524	4,605
Other	1,267	1,500	2,903	3,317
Total revenues	146,634	149,427	383,783	392,790
Costs and expenses:
Company Drive-Ins:
Food and packaging	30,776	30,600	80,954	83,011
Payroll and other employee benefits	37,924	38,539	102,837	106,363
Other operating expenses, exclusive of
depreciation and amortization included below	21,356	22,261	62,143	65,899
Total cost of Company Drive-In sales	90,056	91,400	245,934	255,273

Selling, general and administrative	16,943	16,951	48,540	48,452
Depreciation and amortization	9,783	10,288	30,447	31,264
Provision for impairment of long-lived assets	-	203	-	376
Other operating income, net	(142)	(151)	(353)	(613)
Total costs and expenses	116,640	118,691	324,568	334,752
Income from operations	29,994	30,736	59,215	58,038

Interest expense	7,170	7,836	22,293	23,807
Interest income	(153)	(174)	(462)	(477)
Loss from early extinguishment of debt	-	-	492	-
Net interest expense	7,017	7,662	22,323	23,330
Income before income taxes	22,977	23,074	36,892	34,708
Provision for income taxes	8,184	8,667	12,389	13,125
Net income	$14,793	$14,407	$24,503	$21,583

Basic income per share	$0.26	$0.24	$0.43	$0.36
Diluted income per share	$0.26	$0.24	$0.43	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	May 31,
	2013	2012
Cash flows from operating activities:
Net income	$24,503	$21,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,447	31,264
Stock-based compensation expense	2,812	3,204
Other	(53)	(1,162)
(Increase) decrease in operating assets:
Restricted cash	1,112	2,455
Accounts receivable and other assets	(209)	(611)
Increase (decrease) in operating liabilities:
Accounts payable	2,102	834
Accrued and other liabilities	2,797	(1,286)
Income taxes	(7,661)	7,665
Total adjustments	31,347	42,363
Net cash provided by operating activities	55,850	63,946

Cash flows from investing activities:
Purchases of property and equipment	(28,378)	(12,938)
Proceeds from sale of assets	32,342	8,562
Other	140	(7,806)
Net cash provided by and (used in) investing activities	4,104	(12,182)

Cash flows from financing activities:
Payments on debt	(31,076)	(11,271)
Purchases of treasury stock	(36,538)	(25,534)
Proceeds from exercise of stock options	11,181	-
Other	(2,614)	(2,796)
Net cash used in financing activities	(59,047)	(39,601)

Net increase in cash and cash equivalents	907	12,163
Cash and cash equivalents at beginning of period	52,647	29,509
Cash and cash equivalents at end of period	$53,554	$41,672

Supplemental cash flow information
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	$(1,058)	$-
Notes receivable and direct financing leases from property disposition	$8,661	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

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

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current-year presentation.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Numerator:
Net income	$14,793	$14,407	$24,503	$21,583
Denominator:

Weighted average common shares outstanding– basic	56,005	59,936	56,492	60,736
Effect of dilutive employee stock options and
unvested restricted stock units	840	25	626	31
Weighted average common shares – diluted	56,845	59,961	57,118	60,767

Net income per common share – basic	$0.26	$0.24	$0.43	$0.36
Net income per common share – diluted	$0.26	$0.24	$0.43	$0.36

Anti-dilutive securities excluded(1)	3,327	7,382	3,877	7,269
—————————

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

3.   Stock Repurchase Program

On August 15, 2012, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock.  In January 2013, the Board of Directors increased the stock repurchase program to $55 million in authorized purchases through August 31, 2013.  During the first nine months of fiscal year 2013, approximately 3.3 million shares were acquired pursuant to this program for a total cost of $35.5 million.  Including the $1.1 million purchased in August 2012 and the repurchases in fiscal year 2013, the total remaining amount authorized, as of May 31, 2013, was $18.4 million.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The stock repurchase program may be extended, modified, suspended or discontinued at any time.

4.   Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Provision for income taxes	$8,184	$8,667	$12,389	$13,125
Effective income tax rate	35.6%	37.6%	33.6%	37.8%

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The decrease in the Company’s effective income tax rate during the third quarter of fiscal year 2013 was primarily attributable to tax benefits related to disqualifying dispositions on stock options and a favorable annual return to provision adjustment.  The decline in the effective income tax rate during the first nine months of fiscal year 2013 was attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that reinstated and extended the Work Opportunity Tax Credit (“WOTC”) in the second quarter of fiscal year 2013, as well as an adjustment in fiscal year 2012 to deferred tax accounts.

As of May 31, 2013, the Company had $2.0 million of unrecognized tax benefits, including $0.4 million of interest and penalties.  During the first nine months of fiscal year 2013, the liability for unrecognized tax benefits decreased by $3.5 million.  The majority of the change was due to the favorable resolution of a federal tax audit, a statute of limitations expiration of a state tax position, a tax method change and a new uncertain position related to a federal credit.  Of this change, only $0.1 million impacted the Company’s tax rate.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.    If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $1.4 million to an increase of $2.5 million depending on the timing and terms of the examination resolutions.

5.   Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

The Company assesses long-lived assets used in operations for possible impairment when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.  No material impairment charges for long-lived assets were recorded in the first nine months of fiscal year 2013 or in the same period last year.  Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each drive-in, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value.

Goodwill

The Company is required to test goodwill for impairment on an annual basis and between annual tests as a result of allocating goodwill to Company Drive-Ins that are sold or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations.  Such tests could result in impairment charges.  As of May 31, 2013, the Company had $77.1 million of goodwill, of which $71.1 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment.  For more information regarding the Company’s goodwill and other intangible assets information, see note 1  – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

6.   Accounts and Notes Receivable

Accounts and notes receivable consist of the following (in thousands):

	May 31,	August 31,
	2013	2012
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$17,664	$17,030
Notes receivable from franchisees	4,656	1,304
Notes receivable from advertising funds	7,825	4,825
Other	4,436	6,109
Accounts and notes receivable, gross	34,581	29,268
Allowance for doubtful accounts and notes receivable	(2,102)	(2,195)
Accounts and notes receivable, net	$32,479	$27,073
Noncurrent Notes Receivable:
Notes receivable from franchisees	$5,926	$5,286
Notes receivable from advertising funds	6,495	7,152
Allowance for doubtful notes receivable	(808)	(797)
Notes receivable, net	$11,613	$11,641

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  During fiscal year 2013, notes receivable from franchisees increased as a result of the franchisee-exercised option discussed in note 7 – Other Operating Income.    The notes receivable from advertising funds represent transactions in the normal course of business.

7.   Other Operating Income

During the second quarter of fiscal year 2013, a franchisee exercised an option to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins.  In December 2012, at the time of the sale, these assets had a carrying value of $38.4 million.  The Company received $29.7 million in cash at closing and will receive the remaining $8.7 million (plus interest) over 24 months through the combination of a note receivable and a direct financing lease.  In conjunction with the sale and the assignment of third party leases, the Company removed its escalating lease liability related to the sold properties.  This resulted in a gain of $1.0 million, which is reflected in “Other operating income, net” on the Condensed Consolidated Statements of Income.    For fiscal year 2012, lease revenue, net of sublease payments, related to these assets was approximately $4.8 million.  The Company’s debt covenants require the application of certain asset disposition proceeds as note prepayments, after a $5 million annual exclusion, if the proceeds are not reinvested in eligible assets within a twelve-month period.  During the second quarter of fiscal year 2013, the Company prepaid $20.0 million of debt which was applied toward the prepayment requirements noted above.  See note 9  – Debt for additional information.  In addition, during the second quarter of fiscal year 2013, the Company recorded a charge of $0.8 million in “Other operating income, net” related to a straight-line lease adjustment and franchise rights that should have been expensed in prior years.  Management of the Company evaluated the impact of these adjustments and concluded the effect was immaterial to the current and prior-year financial statements.

8.   Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  During the second quarter of fiscal year 2013, the amount remaining under these guaranteed lease obligations increased as a result of the franchisee-exercised option discussed in note 7 – Other Operating Income.  Under these agreements, which expire

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2013, the amount remaining under these guaranteed lease obligations totaled $12.2 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

9.   Debt

During the second quarter of fiscal year 2013, the Company made a prepayment of $20.0 million on its Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”).  The prepayment was made at par, as allowed under the terms of the 2011 Fixed Rate Notes.  The Company recognized a $0.5 million loss to record the pro-rata portion of debt origination costs on the early extinguishment of debt.

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

The table below sets forth our fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
May 31, 2013
Assets:
Cash equivalents	$19,976	$-	$-	$19,976
Restricted cash (current)	8,899	-	-	8,899
Restricted cash (noncurrent)	7,760	-	-	7,760
Total	$36,635	$-	$-	$36,635

August 31, 2012
Assets:
Cash equivalents	$7,784	$-	$-	$7,784
Restricted cash (current)	10,200	-	-	10,200
Restricted cash (noncurrent)	7,903	-	-	7,903
Total	$25,887	$-	$-	$25,887

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

:

At May 31, 2013, the fair value of the Company’s 2011 Fixed Rate Notes was estimated at $474.9 million versus a carrying value of $450.9 million, including accrued interest.  At August 31, 2012, the fair value of the 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue,  income from operations and income before income taxes:

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Revenues:
Company Drive-Ins	$108,445	$110,070	$285,607	$294,037
Franchise Operations	36,922	37,857	95,273	95,436
Unallocated revenues	1,267	1,500	2,903	3,317
Total revenues	$146,634	$149,427	$383,783	$392,790

Income from operations:
Company Drive-Ins	$18,389	$18,670	$39,673	$38,764
Franchise Operations	36,922	37,857	95,273	95,436
Unallocated income	1,409	1,651	3,256	3,930
Unallocated expenses:
Selling, general and administrative	(16,943)	(16,951)	(48,540)	(48,452)
Depreciation and amortization	(9,783)	(10,288)	(30,447)	(31,264)
Provision for impairment of long-lived assets	-	(203)	-	(376)
Income from operations	29,994	30,736	59,215	58,038
Net interest expense	(7,017)	(7,662)	(22,323)	(23,330)
Income before income taxes	$22,977	$23,074	$36,892	$34,708

12.  Subsequent Event

Subsequent to the end of the third fiscal quarter of 2013, the Company announced that certain of its subsidiaries intend to refinance a portion of the 2011 Fixed Rate Notes issued under their securitization debt facility.  The Company’s subsidiaries have entered into a commitment letter, pursuant to which a purchaser has agreed, subject to the conditions contained in the letter, to purchase at par approximately $155 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) to be issued under the securitization debt facility.  As specified in the commitment letter, the 2013 Fixed Rate Notes are expected to have a fixed interest rate of 3.75%, an anticipated contract monthly weighted average life of seven years and a final legal maturity date in 2043.

The net proceeds from the sale of the 2013 Fixed Rate Notes will be used to prepay $155 million of the 2011 Fixed Rate Notes at par.  The 2013 Fixed Rate Notes will be issued pursuant to the securitized financing facility which the Company’s subsidiaries have had in place since May 2011.  The 2011 Fixed Rate Notes have a fixed interest rate of 5.4% with $450.2 million outstanding as of May 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

            System-wide same-store sales increased 0.1% during the third quarter and increased 0.9% for the first nine months of fiscal year 2013 as compared to an increase of 2.8% and 2.2%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins decreased 1.1% during the third quarter and increased 1.5% for the first nine months of fiscal year 2013 as compared to an increase of 3.7% and 2.3%, respectively, for the same periods last year.  Sales during the third quarter of fiscal year 2013 were impacted by unseasonably cold temperatures in March and April 2013.  We believe the initiatives we have implemented over the last few years, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, have set a solid foundation for growth which is reflected in our year-to-date operating results.  We continue to focus on our innovative product pipeline, and our recent shift from local to national media expenditures is supporting our day-part promotional strategy to drive same-store sales.  To achieve earning growth we utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, new drive-in development, an ascending royalty rate and deployment of cash.  Positive system-wide same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

            Revenues decreased to $146.6 million for the third quarter of fiscal year 2013 from $149.4 million for the same period last year and decreased to $383.8 million for the first nine months of fiscal year 2013 from $392.8 million for the same period last year.  The decrease in revenues was primarily related to the decrease in Company Drive-In sales which were impacted by adverse weather during the quarter and the refranchising of 34 Company Drive-Ins during the second fiscal quarter of 2012.  Additionally, lease revenues have also declined as a result of a transaction during the second quarter of fiscal year 2013 in which a franchisee exercised an option to acquire land and buildings leased or subleased from us, relating to previously refranchised drive-ins.  Restaurant margins at Company Drive-Ins were flat during the third quarter of fiscal year 2013.  Margins improved 70 basis points during the first nine months of fiscal year 2013 primarily as a result of leverage from same-store sales increases and the refranchising of 34 lower performing drive-ins in the second fiscal quarter of 2012.

            Third quarter results for fiscal year 2013 reflected net income of $14.8 million or $0.26 per diluted share, as compared to net income of $14.4 million or $0.24 per diluted share for the same period last year.  Net income and diluted earnings per share for the first nine months of fiscal year 2013 were $24.5 million and $0.43, respectively, as compared to net income of $21.6 million and $0.36 per diluted share for the same period last year.  Excluding the $0.3 million after-tax loss or $0.01 per diluted share from the early extinguishment of debt and the $0.7 million benefit or $0.02 per diluted share, which includes the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of certain income tax matters during the second quarter of fiscal year 2013, net income and diluted earnings per share for the first nine months of fiscal year 2013 increased 12% and 17%, respectively.

The following non-GAAP adjustments are intended to supplement the presentation of the Company’s financial results in accordance with GAAP.  We believe the exclusion of these items in evaluating the change in net income and diluted earnings per share for the period below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.

	Nine months ended		Nine months ended
	May 31, 2013		May 31, 2012
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$24,503	$0.43	$21,583	$0.36
After-tax loss from early extinguishment of debt	315	0.01	-	-
Retroactive tax benefit of WOTC and resolution of tax matters	(743)	(0.02)	-	-
Adjusted - Non-GAAP	$24,075	$0.42	$21,583	$0.36

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

System-wide Performance
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Increase in total sales	0.1%	2.4%	1.0%	2.9%

System-wide drive-ins in operation(1):
Total at beginning of period	3,526	3,550	3,556	3,561
Opened	6	7	10	19
Closed (net of re-openings)	(6)	(7)	(40)	(30)
Total at end of period	3,526	3,550	3,526	3,550

Average sales per drive-in:	$301	$294	$787	$768

Change in same-store sales(2):	0.1%	2.8%	0.9%	2.2%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

            Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$108,445	$110,070	$(1,625)	(1.5)%
Franchise Drive-Ins:
Franchise royalties	35,756	35,599	157	0.4
Franchise fees	77	202	(125)	(61.9)
Lease revenue	1,089	2,056	(967)	(47.0)
Other	1,267	1,500	(233)	(15.5)
Total revenues	$146,634	$149,427	$(2,793)	(1.9)%

	Nine months ended			Percent
	May 31,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$285,607	$294,037	$(8,430)	(2.9)%
Franchise Drive-Ins:
Franchise royalties	91,491	89,980	1,511	1.7
Franchise fees	258	851	(593)	(69.7)
Lease revenue	3,524	4,605	(1,081)	(23.5)
Other	2,903	3,317	(414)	(12.5)
Total revenues	$383,783	$392,790	$(9,007)	(2.3)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Company Drive-In Sales	$108,445	$110,070	$285,607	$294,037
Percentage decrease	(1.5)%	(3.2)%	(2.9)%	(1.1)%

Company Drive-Ins in operation(1):
Total at beginning of period	405	412	409	446
Opened	1	-	1	-
Acquired from (sold to) franchisees	1	(1)	1	(35)
Closed (net of re-openings)	-	(2)	(4)	(2)
Total at end of period	407	409	407	409

Average sales per Company Drive-In:	$267	$268	$704	$688

Change in same-store sales(2):	(1.1)%	3.7%	1.5%	2.3%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 1.1% for the third quarter of fiscal year 2013 and increased 1.5% for the first nine months of fiscal year 2013, as compared to an increase of 3.7% and 2.3%, respectively, for the same periods last year.  Company Drive-In sales decreased $1.6 million, or 1.5%, during the third quarter of fiscal year 2013 as compared to the same period last year.  This decrease was primarily due to a $1.1 million reduction in same-store sales attributable to the unseasonably cold temperatures in March and April 2013 and a $0.9 million decrease related to drive-ins that were closed or sold during the preceding twelve months partially offset by $0.4 million of incremental sales from new drive-in openings.  Company Drive-In sales decreased $8.4 million, or 2.9%, for the first nine months of fiscal year 2013 as compared to the same period last year.  This decrease is primarily attributable to an $11.4 million reduction in sales from refranchised drive-ins and $1.8 million related to drive-ins that were closed during the preceding twelve months partially offset by a $4.0 million improvement in same-store sales and $0.8 million of incremental sales from new drive-in openings.

The following table reflects the change in franchise sales, the number of Franchise Drive-Ins, average unit volumes and franchising revenues.  While we do not record Franchise Drive-In sales as revenues, we believe this information is important in understanding our financial performance since these sales are the basis on which we calculate and record franchise royalties.  This information is also indicative of the financial health of our franchisees.

Franchise Information
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Franchise Drive-In Sales	$937,092	$934,449	$2,469,033	$2,431,649
Percentage increase	0.3%	3.1%	1.5%	3.4%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,121	3,138	3,147	3,115
Opened	5	7	9	19
Acquired from (sold to) the company	(1)	1	(1)	35
Closed (net of re-openings)	(6)	(5)	(36)	(28)
Total at end of period	3,119	3,141	3,119	3,141

Average sales per Franchise Drive-In:	$306	$298	$798	$779

Change in same-store sales(2):	0.2%	2.7%	0.9%	2.2%

Franchising revenues(3)	$36,922	$37,857	$95,273	$95,436
Percentage increase (decrease)	(2.5)%	2.2%	(0.2)%	1.2%

Effective royalty rate(4)	3.82%	3.81%	3.71%	3.70%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

(3) Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues.  See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2012.

(4) Represents franchise royalties as a percentage of Franchise Drive-In sales.

Same-store sales for Franchise Drive-Ins increased 0.2% for the third quarter of fiscal year 2013 and 0.9% for the first nine months of fiscal year 2013, as compared to an increase of 2.7% and 2.2%, respectively, for the same periods last year.  Franchising revenues decreased $0.9 million, or 2.5%, for the third quarter of fiscal year 2013 and decreased $0.2 million, or 0.2%, for the first nine months of fiscal year 2013.  The decrease in franchise revenues during the third quarter and first nine months of fiscal year 2013 was primarily attributable to a decrease in lease revenue resulting from the franchisee option, exercised during the second quarter of fiscal year 2013, to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins.  This decrease is partially offset by an increase in franchise royalties during the first nine months of fiscal year 2013 primarily attributable to an increase in same-store sales, partially offset by various development incentives and certain franchisee restructuring efforts.  In addition, approximately $0.8 million of the increase in franchising revenues during the first nine months of fiscal year 2013 was attributable to incremental royalties from the 34 refranchised drive-ins discussed earlier.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	May 31,		Percentage Points
	2013	2012	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.4%	27.8%	0.6
Payroll and other employee benefits	35.0	35.0	-
Other operating expenses	19.6	20.2	(0.6)
Cost of Company Drive-In sales	83.0%	83.0%	-

	Nine months ended
	May 31,		Percentage Points
	2013	2012	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.3%	28.2%	0.1
Payroll and other employee benefits	36.0	36.2	(0.2)
Other operating expenses	21.8	22.4	(0.6)
Cost of Company Drive-In sales	86.1%	86.8%	(0.7)

Drive-in level margins were flat during the third quarter of fiscal year 2013.  Margins improved 70 basis points during the first nine months of fiscal year 2013 primarily as a result of same-store sales increases and the refranchising of 34 lower performing drive-ins in the second fiscal quarter of 2012.  Food and packaging costs were unfavorable by 60 basis points during the quarter and 10 basis points for the first nine months of fiscal year 2013, which primarily resulted from an unfavorable product mix shift due to our current promotions.  Payroll and other employee benefits, as well as other operating expenses, improved by a combined 60 basis points during the third quarter of fiscal year 2013, resulting primarily from a decrease in marketing expenses.  These expense categories were favorable by 80 basis points during the first nine months of fiscal year 2013, primarily due to the refranchising of 34 lower performing drive-ins in the second fiscal quarter of 2012.

Selling, General and Administrative (“SG&A”).  SG&A expenses were flat for the third quarter and first nine months of fiscal year 2013 as compared to the same periods last year reflecting $16.9 million and $48.5 million for the third quarter and first nine months of fiscal year 2013, respectively.

Depreciation and Amortization.  Depreciation and amortization expense remained relatively flat for the third quarter and first nine months of fiscal year 2013, decreasing by $0.5 million to $9.8 million and $0.8 million to $30.4 million, respectively, as compared to the same periods last year.  This decline is primarily the result of the franchisee option, exercised during the second quarter of fiscal year 2013, to acquire land and buildings leased or subleased from the Company relating to previously refranchised drive-ins.

Net Interest Expense.  Net interest expense decreased $0.6 million in the third quarter and $1.0 million for the first nine months of fiscal year 2013 as compared to the same periods last year.  These decreases were primarily due to a decline in our long-term debt balance.  The decrease for the first nine months was partially offset by a $0.5 million loss from the early extinguishment of debt related to our $20.0 million prepayment during the second quarter of fiscal year 2013.  For additional information on long-term debt see our Annual Report on Form 10-K for the year ended August 31, 2012.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 35.6% for the third quarter of fiscal 2013 as compared to 37.6% for the same period in 2012.  This decline was primarily attributable to tax benefits related to disqualifying dispositions on stock options and a favorable annual return to provision adjustment.  Our effective income tax rate decreased to 33.6% for the first nine months of fiscal year 2013 from 37.8% for the first nine months of fiscal year 2012.  This decline was attributable to the second quarter of fiscal year 2013 expiration of a state statute of limitations related to an uncertain tax position and legislation that reinstated and extended WOTC, as well as an adjustment in fiscal year 2012 to our deferred tax accounts.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders, changes in tax credit legislation, changes to uncertain tax positions, and as circumstances on other tax matters change.

Financial Position

Total assets decreased $38.3 million, or 5.6%, to $642.5 million during the first nine months of fiscal year 2013 from $680.8 million at the end of fiscal year 2012.  The decrease in total assets is largely attributable to the decline in net property, equipment and capital leases of $42.0 million, primarily reflecting the second quarter of fiscal year 2013 sale of land and buildings to a franchisee for previously refranchised drive-ins, as well as from depreciation during the first nine months of the year, partially offset by capital additions.

Total liabilities decreased $39.4 million, or 6.3%, to $582.1 million during the first nine months of fiscal year 2013 from $621.5 million at the end of fiscal year  2012.  This decrease was primarily attributable to $31.1 million scheduled and early debt principal repayments during the first nine months of fiscal year 2013 and a decrease in income taxes payable of $12.3 million stemming mainly from tax payments during the first nine months of fiscal year 2013.

Total stockholders’ equity increased $1.2 million, or 2.0%, to $60.4 million during the first nine months of fiscal year 2013 from $59.2 million at the end of fiscal year 2012.  This increase was attributable to current-year earnings of $24.5 million and $12.8 million related to stock option exercises.  These increases were mostly offset by $35.5 million in purchases of common stock under our stock repurchase program during the first nine months of fiscal year 2013.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $8.1 million to $55.9 million for the first nine months of fiscal year 2013 as compared to $63.9 million for the same period in fiscal year 2012. This decline primarily resulted from an increase in income tax payments in the first nine months of fiscal year 2013 as compared to the same period last year, partially offset by current-year earnings.

Investing Cash Flows.  Cash provided by investing activities during the first nine months of fiscal year 2013 increased $16.3 million to $4.1 million compared to the use of $12.2 million of cash for the same period in fiscal year 2012.  During the first nine months of fiscal year 2013, we used $28.4 million of cash for purchases of property and equipment as outlined in the table below.  These cash outflows were more than offset by $32.3 million in proceeds primarily related to the franchisee-exercised option to acquire land and buildings leased or subleased from us relating to previously refranchised drive-ins, described above.  The balance of the change largely relates to a prior-year use of cash to purchase intellectual property related to a point-of-sale system that is used by a majority of the Sonic system.  The following table sets forth the components of our investments in property and equipment for the first nine months of fiscal year 2013 (in millions):

Replacement equipment and technology for existing drive-ins	$10.9
Corporate technology investments	9.2
New Company Drive-Ins, including drive-ins under construction	3.1
Rebuilds, relocations and remodels of existing drive-ins	2.3
Acquisition of underlying real estate for drive-ins	1.8
Retrofits, drive-thru additions and LED signs in existing drive-ins	1.1
Total purchases of property and equipment	$28.4

Financing Cash Flows.  Net cash used in financing activities increased $19.4 million to $59.0 million for the first nine months of fiscal year 2013 from $39.6 million for the same period in fiscal year 2012.  This increase primarily relates to the use of $20.0 million in cash during the second quarter of fiscal year 2013 to make a prepayment on our Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”).  Also attributable to the increase was the use of $36.5 million of cash during the first nine months of fiscal year 2013 to purchase outstanding common stock under our current stock repurchase program as compared to $25.5 million for the same period in fiscal year 2012 under a prior stock repurchase program.  These uses of cash are being partially offset by $11.2 million in proceeds from stock option exercises during the first nine months of fiscal year 2013.

On August 15, 2012, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $40 million of our outstanding shares of common stock.  In January 2013, our Board of Directors increased the stock repurchase program to $55 million in authorized purchases through August 31, 2013.  During the first nine months of fiscal year 2013, approximately 3.3 million shares were acquired pursuant to this program for a total cost of $35.5 million.  Including the $1.1 million purchased in August 2012 and the repurchases in fiscal year 2013, the total remaining amount authorized, as of May 31, 2013, was $18.4 million.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The stock repurchase program may be extended, modified, suspended or discontinued at any time.

As of May 31, 2013, our total cash balance of $70.2 million ($53.6 million of unrestricted and $16.7 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for stock repurchases, debt prepayment, and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            There has been no material change in the quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2012.

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

            There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the

Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            (c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal 2013 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
March 1, 2013 through March 31, 2013	-	$-	-	$29,450
April 1, 2013 through April 30, 2013	657	12.64	657	21,151
May 1, 2013 through May 31, 2013	213	12.84	213	$18,418
Total	870	$12.69	870
—————

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

Item 6.  Exhibits

Exhibits.
10.1	Sonic Corp. Savings and Profit Sharing Plan, effective January 1, 2013
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Stephen C. Vaughan
Stephen C. Vaughan, Executive Vice President
and Chief Financial Officer

Date:  July 3, 2013

EXHIBIT INDEX

 Exhibit Number and Description

10.1	Sonic Corp. Savings and Profit Sharing Plan, effective January 1, 2013
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document