Form 10-K
period 2013-08-31
SONIC CORP
filed 2013-10-25
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2013

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

(Facing Sheet Continued)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of February 28,  2013, the aggregate market value of the 52,135,564 shares of common stock of the Company held by non-affiliates of the Company equaled $588,610,518 based on the closing sales price for the common stock as reported for that date.

As of October 15,  2013,  the Registrant had 56,217,062 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2013.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

Overview

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2013, the Sonic system included 3,522 Sonic Drive-Ins in 44 states of which 396 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”), and 3,126 were owned and operated by franchisees (“Franchise Drive-Ins”).

Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 initial public offering of common stock.  Sonic is publicly traded on the NASDAQ Stock Exchange (Ticker: SONC).

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building, which is approximately 1,500 square feet, flanked by canopy-covered rows of 16 to 24 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board.  At a typical Sonic Drive-In, a customer drives into one of the parking spaces, orders through the intercom speaker system and has the food delivered by a carhop.  Most Sonic Drive-Ins also include a drive-thru lane and patio seating to provide customers alternative dining options.

Menu

Sonic maintains a highly diverse menu.  The strategy is to ensure the menu items appeal to a broad range of target customers.  The menu includes a variety of traditional and healthy choices as well as creative and fun items.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter-pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.

Strategy

Sonic has developed and implemented a strategy designed to enhance the Sonic brand and to achieve high levels of customer satisfaction and repeat business.  The key elements of its strategy are:

•	A distinctive drive-in concept focusing on a unique menu of quality, made-to-order food products including several signature items;
•	A commitment to customer service featuring the quick delivery of food by skating carhops; and
•	A commitment to strong franchisee relationships.

Sonic’s growth strategies include the following:

•

Same-store sales growth fueled by Sonic’s core brand strengths, including consistent drive-in execution, improved high-quality products, new product news and service differentiation with skating carhops.  These strengths are complemented by increased media effectiveness, the use of innovative technology to enhance the customer experience and improved drive-in and operating margins with the use of the Sonic system’s new point-of-sale technology;

•	Improved performance of Company Drive-Ins, including consistent and improved operations execution, improved speed of service, cleanliness of drive-ins and focus on the customer experience; and
•	Expansion of Sonic Drive-Ins.

Restaurant Locations

As of August 31, 2013, 3,522 Sonic Drive-Ins were in operation from coast to coast in 44 states, consisting of 396 Company Drive-Ins and 3,126 Franchise Drive-Ins.

Expansion

During fiscal year 2013, we opened 27 Sonic Drive-Ins, which consisted of two Company Drive-Ins and 25 Franchise Drive-Ins.  Expansion plans for fiscal year 2014 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and long-standing franchisees.  We believe that our existing, as well as newly opened markets, offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

Marketing

We have a fully integrated marketing strategy that includes a national advertising campaign.  We have designed this marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing high quality distinctive made-to-order menu items and personalized service featuring skating carhops.  The marketing plan includes promotions for use throughout the Sonic chain.  We support those promotions with television, radio, interactive media, point-of-sale materials and other media as appropriate.  Those promotions generally highlight limited time products and signature menu items.

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council.  (Information concerning the Sonic Franchise Advisory Council is set forth on page 4 under Franchise Program -Franchise Advisory Council.)  Funding for our marketing plan is provided by the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.  The System Marketing Fund primarily focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities.  The Sonic Brand Fund supports national media production as well as other programs designed to promote or enhance the Sonic brand.   Franchisees are also required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative.  Our franchise agreements require advertising contributions by franchisees of up to 5.9% of gross sales to these marketing funds and local advertising cooperatives.

Purchasing

We negotiate with suppliers for the Sonic Drive-Ins’ primary food products and packaging supplies to ensure adequate quantities of food and supplies and to obtain competitive prices.  We seek competitive bids from suppliers on many of our food and packaging items.  We approve suppliers of those products and require them to adhere to our established product and food safety specifications.  Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Sonic Drive-Ins.  We require all Sonic Drive-Ins to purchase from approved distributors.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program.  Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins and provides certain requirements that must be adhered to by all suppliers, distributors and Sonic Drive-Ins.  We also have a comprehensive, restaurant-based food safety program called Sonic Safe.  Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (“HACCP”) principles for managing food safety and quality.  Our food safety program includes components to monitor and ensure the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle including, but not limited to, employee training, supplier product inspections and testing and unannounced drive-in food safety auditing by independent third parties.  All Sonic Drive-In employees are required to be trained in food safety in their first stage of training, utilizing an internal training program, referred to as the STAR Training Program.  This program includes specific training on food safety information and requirements for every station in the drive-in.  We also require our drive-in managers and assistant managers to pass and maintain the ServSafe® certification.  ServSafe® is the most recognized food safety training certification in the restaurant industry.

Information Systems

Sonic Drive-Ins are equipped with information technology systems that are designed to provide operational tools for sales and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving profit margins and accumulating marketing information.  In addition, we use a Pay-at-Your-Stall (“PAYS”) payment system, a network-based credit-card terminal at each stall of the drive-in to facilitate credit and debit card transactions by the customer.  We are also making strategic investments in technology tools such as mobile payment and gift card capabilities, digital technology point-of-purchase menu boards, and social media to enhance the customers’ experience and drive sales.  We are further investing in new point-of-sale systems to improve drive-in level operations and profits.

Company Operations

Management Structure.  A typical Company Drive-In is operated by a manager, two to four assistant managers, and approximately 25 hourly employees, many of whom work part-time.  The manager has responsibility for the day-to-day operations of the Company Drive-In.  Supervisors oversee several Company Drive-Ins and supervise the managers of those drive-ins.  The employee compensation program at Company Drive-Ins for managers and supervisors is comprised of a guaranteed base compensation with additional significant incentive compensation based on drive-in level performance.

Company Drive-In Data.  The following table provides certain financial information relating to Company Drive-Ins and the number of Company Drive-Ins opened, purchased from or sold to franchisees, and closed during the past five fiscal years and should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

	2013	2012	2011	2010	2009
Average sales per Company Drive-In	$990	$958	$920	$893	$954
(in thousands)
Number of Company Drive-Ins:
Total open at beginning of year	409	446	455	475	684
New Company Drive-Ins	2	1	3	5	11
Purchased from franchisees	1	-	1	-	-
Sold to franchisees(1)	-	(35)	(6)	(16)	(205)
Closed (net of re-openings)	(16)	(3)	(7)	(9)	(15)
Total open at end of year	396	409	446	455	475
—————————

(1) The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Franchise Program

General.  As of August 31, 2013, we had 3,126 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchisee groups have developed during the Sonic system’s 60 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins in their franchise territories either through development agreements or single-site development.  Our franchisees opened 25 drive-ins during fiscal year 2013.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, and a 20-year term.  For fiscal year 2013, Sonic’s average royalty rate was 3.74%.  The franchisee also pays advertising fees of up to 5.9% of gross sales.

From time to time, at our discretion, the Company offers incentives to franchisees to increase the development of Sonic Drive-Ins in certain markets.  These incentives typically offer reduced or waived franchise fees and/or royalty fees upon certain conditions.

Development Agreements.  We use development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through single and multiple unit development.  While many existing franchisees continue to expand on a single drive-in basis, more than half of the new Franchise Drive-Ins opened during fiscal year 2013 occurred as a result of then-existing development agreements.  Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.

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

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology and new products.  The Franchise Advisory Council currently consists of 23 members selected by Sonic.  We have seven executive committee members who are selected at large and 16 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 52 members who generally serve three-year terms and lend support on individual key priorities.

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

	2013	2012	2011	2010	2009
Average sales per Franchise Drive-In	$1,125	$1,081	$1,054	$1,043	$1,122
(in thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,147	3,115	3,117	3,069	2,791
New Franchise Drive-Ins	25	36	40	80	130
Sold to the Company	(1)	-	(1)	-	-
Purchased from the Company(1)	-	35	6	16	205
Closed (net of re-openings)	(45)	(39)	(47)	(48)	(57)
Total open at end of year	3,126	3,147	3,115	3,117	3,069
—————————

(1) The large number of drive-ins sold by Sonic in fiscal 2009 reflects the refranchising initiative which Sonic implemented in fiscal 2009 and includes 88 drive-ins in which Sonic retained a noncontrolling interest.

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location, and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns and concerns about the nutritional content of quick-service foods.  We compete on the basis of distinctive food and service with signature food items and skating carhops and the method of food preparation (made-to-order).  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional, and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we also compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Sonic Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2013, we had 333 full-time corporate employees and approximately 10,900 full-time and part-time restaurant employees.    None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of food.  The development and construction of new restaurants is subject also to compliance with applicable zoning, land use and environmental regulations.  We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship.  Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations and discriminatory conduct.  Federal, state and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our customers nutritional information regarding our menu items.  We have processes in place to monitor compliance with applicable laws and regulations governing our operations.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2013, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, principally in the sections captioned “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  In some cases, forward-looking statements can be identified by words such as “anticipate,” “estimate,” “expect,”  “goals,” “guidance,”  “plan,”  “may,” “will,”  “would” and similar expressions.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.  We undertake no obligation to publicly update or revise them, except as may be required by law.

Item 1A.  Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties.  The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the Securities and Exchange Commission, in our news releases and in oral statements by our representatives.  However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Events reported in the media, including social media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to our reputation and rapidly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses or food tampering have in the past severely injured the reputations of participants in the restaurant industry and could affect us in the future.  The potential for terrorism affecting our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues, and profits.  Our ability to remain a trusted brand and increase sales and profits depends on our ability to manage the potential impact on Sonic of food-borne illnesses or reports of food-borne illnesses.  We have implemented a food safety and quality assurance program to minimize the risk of food-borne illness.  Nevertheless, these risks cannot be completely eliminated.  Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brand or the restaurant industry in general, could materially harm our brand, sales and profitability.

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

We have significantly increased the percentage of restaurants owned and operated by our franchisees.  A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees.  Franchisees are independent contractors, and their employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and they may not invest in facilities and initiatives as necessary to compete successfully in the restaurant industry.  Franchisees also may fail to properly implement the requirements of the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 or may respond to the ACA in a manner that is viewed negatively by employees or consumers.  In addition, franchisees may not hire and train qualified managers and other restaurant personnel and may not adequately plan for and train their own successors.

Any operational shortcoming of a Franchise Drive-In is likely to be attributed by consumers to the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The QSR industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants and the effects of war or terrorist activities and any governmental responses thereto.  We are also affected by these factors, and the concentration of 35% of our Drive-Ins in Texas and Oklahoma further subject us to risk particularly if these factors impact those states.  Factors such as interest rates, inflation, gasoline prices, energy costs, food and packaging costs, labor and benefit costs, legal claims and the availability of management and hourly employees also affect restaurant operations and administrative expenses for all Drive-Ins.  Economic conditions, including disruptions in the financial markets, interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or processes, or by implementing other cost reduction procedures.  We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

We are dependent on frequent deliveries of perishable food products that meet certain specifications.  Shortages or interruptions in the supply of perishable food products may be caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, disease or food-borne illnesses, droughts, inclement weather or other conditions.  We source large quantities of food and supplies, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, energy costs, changes in international commodity markets and other factors.  These shortages or rapid price increases could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues and reduce our profitability.

Failure to successfully implement our growth strategy could reduce, or reduce the growth of, our revenue and net income.

We plan to continue to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and new drive-ins may not be profitable.  The opening and success of drive-ins depend on various factors, including:

•	competition from other restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	consumer interest in and acceptance of the Sonic brand in existing and new markets;
•	the identification and availability of suitable and economically viable locations;
•	sales and profit levels at existing drive-ins;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory requirements;
•	the cost and availability of construction resources and financing;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities, including their desire and ability to access and commit capital;
•	the ability to hire and train qualified management personnel;
•	sufficient marketing efforts;
•	weather; and
•	general economic and business conditions.

If we are unable to open as many new drive-ins as planned, if the drive-ins are less profitable than anticipated or if we are otherwise unable to successfully implement our growth strategy, revenue and profitability may grow more slowly or even decrease.

Our outstanding and future leverage could have an effect on our operations.

On May 20, 2011, the Company closed on a securitized financing facility comprised of a $500 million fixed rate term loan and a $100 million variable rate revolving credit facility.  Effective July 22, 2013, we refinanced $155 million of the fixed rate term loan.  As of August 31, 2013, we had $292.4 million in outstanding debt including accrued interest under the fixed rate notes at an interest rate of 5.4%, with an anticipated repayment date of May 2018, and $155.2 million in outstanding debt including accrued interest under the fixed rate notes at an interest rate of 3.75%, with an anticipated repayment date of July 2020.  We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

•	Unpaid amounts outstanding could become immediately due and payable.

Sonic Drive-Ins are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses.  The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations.  More stringent requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive to the continuing operations of an existing restaurant or the development of new restaurants in particular locations.  Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration laws (including applicable minimum wage requirements, overtime, working and safety conditions and work authorization requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act.  If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed.  Injury to our reputation would, in turn, likely reduce revenues and profits.

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

We are implementing various aspects of the ACA in our business as they take effect.  There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Our legal and regulatory environment exposes us to complex compliance and litigation risk.  Claims of illness or injury relating to food content, food quality or food handling are common in the QSR industry, as are intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems).  In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with foods we serve and that QSR marketing practices have encouraged obesity and other health issues.  There are also litigation and compliance risks and costs associated with privacy, consumer data protection and similar laws, particularly as they apply to children, as well as laws related to the collection or use of consumer, employee or franchisee data.  In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

Unauthorized intrusion into portions of our computer systems or those of our franchisees that process and store information related to our customers and their transactions may result in the theft of customer data.  We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information.  Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and legally mandated by payment card industry standards, not by us.  Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our or our franchisees’ computer systems.  Any such compromises or breaches could cause interruptions in our operations and damage to our reputation, subject us to costs and liabilities and hurt sales, revenues and profits.

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

We own or lease the land and building for all Company Drive-Ins.  Accordingly, we are subject to all of the risks associated with owning and leasing real estate.  In particular, the value of our assets could decrease and our costs could increase because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of our drive-ins, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions.  We generally cannot cancel the leases, so if an existing or future Sonic Drive-In is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent for the balance of the lease term.  In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close drive-ins in desirable locations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 396 Company Drive-Ins operating as of August 31, 2013, we operated 177 of them on property leased from third parties and 219 of them on property we own.  The leases expire on dates ranging from 2014 to 2030, with the majority of the leases providing for renewal options.  All leases provide for specified monthly rental payments and/or additional rentals based on sales volume.  Most leases require Sonic to maintain the property and pay the cost of insurance and taxes.  We also own and lease 142 properties and sublease 44 properties to franchisees and other parties.  These leases with franchisees expire on dates ranging from 2013 to 2030, with the majority of the leases providing for renewal options.  The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since

J. Clifford Hudson	58	Chairman of the Board of Directors, Chief Executive Officer and President	1985

Stephen C. Vaughan	47	Executive Vice President and Chief Financial Officer	1996

Omar R. Janjua	55	President of Sonic Restaurants, Inc. and Chief Restaurant Operations Officer of Sonic Industries Services Inc.	2009

John H. Budd III	46	Senior Vice President and Chief Development and Strategy Officer	2013

Craig J. Miller	52	Senior Vice President and Chief Information Officer of Sonic Industries Services Inc.	2011

James P. O’Reilly	47	Senior Vice President and Chief Marketing Officer	2012

Paige S. Bass	44	Vice President, General Counsel and Assistant Corporate Secretary	2007

Michelle E. Britten	46	Vice President and Controller	2012

Carolyn C. Cummins	55	Vice President of Compliance and Corporate Secretary	2004

Claudia San Pedro	44	Vice President of Investor Relations and Communications and Treasurer	2007

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

J. Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995.  Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed that position from November 2004 until May 2008 and again in April 2013 to the present.  He has served in various other offices with the Company since 1984.  Mr. Hudson has served as a Director of the Company since 1993.  Mr. Hudson has served on the Board of Trustees of the Ford Foundation since January 2006.

Stephen C. Vaughan has served as Executive Vice President of the Company and Chief Financial Officer since August 2008 and was the Company’s Vice President and Chief Financial Officer from November 2004 until August 2008.  Mr. Vaughan also served as Treasurer of the Company from November 2001 until April 2005.  He joined the Company in 1992.

Omar R. Janjua has served as President of Sonic Restaurants, Inc. since September 2009 and Chief Restaurant Operations Officer on Sonic Industries Services Inc. since March 2013.  He also served as Executive Vice President of Operations of Sonic Industries Services Inc. from September 2010 until March 2013.  He served as Executive Vice President and Chief Operating Officer for The Steak n Shake Company from June 2007 to September 2009.  Prior to joining Steak n Shake, Mr. Janjua worked for 18 years with YUM! Brands, Inc. in its Pizza Hut operations in various positions of increasing responsibility, the most recent of which was Vice President of Company Operations.

John H. Budd III has served as Senior Vice President and Chief Development and Strategy Officer since joining the Company in August 2013.  Mr. Budd served in several progressive positions for Boston Consulting Group from 1997 until joining Sonic.  His most recent position with Boston Consulting Group was Partner and Managing Director.

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

James P. O’Reilly has served as Senior Vice President and Chief Marketing Officer of Sonic Corp. since April 2012.  He served as the Chief Concept Officer of Einstein Noah Restaurant Group, Inc. from April 2009 until joining Sonic.  Prior to April 2009, Mr. O'Reilly served for 13 years in progressive roles throughout the YUM! system including Senior Vice President of US Marketing, Chief Marketing Officer of KFC – US and international roles with KFC, Taco Bell, Pizza Hut and Yum! Restaurants International.

Paige S. Bass has served as Vice President and General Counsel of the Company since January 2007 and has also served as Assistant Corporate Secretary since October 2008.  Ms. Bass joined the Company as Associate General Counsel in 2004.  Prior to joining the Company, Ms. Bass was employed as an associate with the law firm of Crowe & Dunlevy in Oklahoma City, Oklahoma.

Michelle E. Britten has served as Vice President and Controller of the Company since November 2012.  She served as Senior Director of Corporate Accounting from April 2009 until November 2012 and as Senior Director of SEC Reporting from January 2007 until April 2009.  Ms. Britten joined the Company in 2005 as its Director of SEC Reporting.

Carolyn C. Cummins has served as the Company’s Corporate Secretary since January 2007 and as the Company’s Vice President of Compliance since April 2004.  Ms. Cummins joined the Company as Assistant General Counsel in 1999.

Claudia San Pedro has served as Vice President of Investor Relations and Communications of the Company since January 2013 and was its Vice President of Investor Relations from July 2010 until January 2013.  She served as Vice President of Investor Relations and Brand Strategies from October 2009 until July 2010.  Ms. San Pedro has also served as Treasurer of the Company since January 2007 and as Treasurer of Sonic Industries Services Inc. and Sonic Restaurants, Inc. since November 2006.  She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006.  From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Oklahoma Office of State Finance.

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

Fiscal Year Ended			Fiscal Year Ended
August 31, 2013	High	Low	August 31, 2012	High	Low
First Quarter	$10.83	$9.06	First Quarter	$9.31	$6.35
Second Quarter	$11.60	$9.62	Second Quarter	$8.45	$6.49
Third Quarter	$13.59	$11.08	Third Quarter	$8.57	$6.84
Fourth Quarter	$16.99	$13.16	Fourth Quarter	$10.94	$7.92

Stockholders

As of October 15, 2013, the Company had 707 record holders of its common stock.

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

Issuer Purchases of Equity Securities

While we did not repurchase any shares during the fourth quarter of fiscal 2013, we continue to maintain our share repurchase program.  In August 2013, the Board of Directors extended the share repurchase program through August 31, 2014, with a total authorization of up to $40 million.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2013	2012	2011	2010	2009

Income Statement Data:
Company Drive-In sales	$402,296	$404,443	$410,820	$414,369	$567,436
Franchise Drive-Ins:
Franchise royalties and fees	130,737	128,013	125,871	125,137	131,712
Lease revenue	4,785	6,575	6,023	6,879	3,985
Other	4,767	4,699	3,237	4,541	3,148
Total revenues	542,585	543,730	545,951	550,926	706,281
Cost of Company Drive-In sales	343,209	347,470	356,236	354,659	464,876
Selling, general and administrative	66,022	65,173	64,943	66,847	63,358
Depreciation and amortization	40,387	41,914	41,225	42,615	48,064
Provision for impairment of long-lived assets	1,776	764	824	15,161	11,163
Other operating (income) expense, net	1,943	(531)	(585)	763	(12,508)
Total expenses	453,337	454,790	462,643	480,045	574,953
Income from operations	89,248	88,940	83,308	70,881	131,328
Interest expense, net(1)	32,949	30,978	54,929	36,073	35,657
Income before income taxes	$56,299	$57,962	$28,379	$34,808	$95,671
Net income-including noncontrolling interests	36,701	36,085	19,225	25,839	64,793
Net income-noncontrolling interests(2)	-	-	-	4,630	15,351
Net income-attributable to Sonic Corp.	$36,701	$36,085	$19,225	$21,209	$49,442

Income per share:
Basic	$0.65	$0.60	$0.31	$0.35	$0.81
Diluted	$0.64	$0.60	$0.31	$0.34	$0.81
Weighted average shares used in calculation:
Basic	56,384	60,078	61,781	61,319	60,761
Diluted	57,191	60,172	61,943	61,576	61,238

Balance Sheet Data:
Working capital	$67,792	$26,635	$22,178	$15,320	$84,813
Property, equipment and capital leases, net	399,661	443,008	464,875	489,264	523,938
Total assets	660,794	680,760	679,742	737,320	849,041
Obligations under capital leases
(including current portion)	26,864	31,676	34,063	36,256	39,461
Long-term debt (including current portion)	447,294	481,793	497,013	591,621	699,550
Stockholders’ equity (deficit)	77,464	59,247	51,833	22,566	(2,352)
Cash dividends declared per common share	-	-	-	-	-
—————————

(1)  Includes net (gain) loss from early extinguishment of debt of $4.4 million, $23.0 million, $0.3 million and $(6.4) million for fiscal years 2013,  2011, 2010 and 2009, respectively.

(2)  Effective April 1, 2010, we revised our compensation program at the Company Drive-In level.  As a result of these changes, noncontrolling interests are immaterial for fiscal years 2013, 2012 and 2011 and have been included in payroll and other employee benefits.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2013, the Sonic system was comprised of 3,522 drive-ins, of which 11% were Company Drive-Ins and 89% were Franchise Drive-Ins.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  We derive our revenues primarily from Company Drive-In sales and royalties from franchisees.  We also receive revenues from leasing real estate to franchisees, franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Costs of Company Drive-In sales relate directly to Company Drive-In sales.  Other expenses, such as depreciation, amortization and general and administrative expenses, relate to our franchising operations, as well as Company Drive-In operations.  Our revenues and Company Drive-In expenses are directly affected by the number and sales volumes of Company Drive-Ins.  Our revenues and, to a lesser extent, selling, general and administrative expenses also are affected by the number and sales volumes of Franchise Drive-Ins.  Franchise royalties and franchise fees are directly affected by the number of operating Franchise Drive-Ins and new drive-in openings.  Lease revenues are generated by the leasing of land and buildings for Company Drive-Ins that have been sold to franchisees.

Overview of Business Performance.    System-wide same-store sales increased 2.3% during fiscal year 2013 as compared to an increase of 2.2% for fiscal year 2012.  Same-store sales at Company Drive-Ins increased by 2.5% during fiscal year 2013 as compared to an increase of 2.8% for 2012.  We believe the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, have set a solid foundation for growth which is reflected in our operating results.  We continue to focus on our innovative product pipeline, and our recent shift to a higher proportion of national media expenditures is supporting our day-part promotional strategy to drive same-store sales.  To achieve earnings per share growth, we utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, new drive-in development, an ascending royalty rate and deployment of cash.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased slightly to $542.6 million for fiscal year 2013 from $543.7 million for the same period last year, which was primarily related to a $2.1 million decline in Company Drive-Ins sales resulting from the refranchising of 34 lower-performing Company Drive-Ins during the second fiscal quarter of 2012, offset by an increase in same-store sales.  Franchising revenues increased $0.9 million during fiscal year 2013 reflecting an increase in royalties primarily related to positive same-store sales of 2.3% at Franchise Drive-Ins, the refranchising of the 34 drive-ins mentioned above, partially offset by the decline in lease revenues resulting from the transaction during the second quarter of fiscal year 2013, in which a franchisee purchased land and buildings leased or subleased from us relating to previously refranchised drive-ins.  Restaurant margins at Company Drive-Ins improved by 60 basis points during fiscal year 2013, reflecting the leverage of positive same-store sales and, to a lesser extent, the refranchising of the 34 Company Drive-Ins mentioned above.

Net income and diluted earnings per share for fiscal year 2013 were $36.7 million and $0.64, respectively, as compared to net income of $36.1 million or $0.60 per diluted share for fiscal year 2012.  Excluding various non‑GAAP adjustments further described below, net income per diluted share was $0.72 for fiscal year 2013.

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

	Fiscal Year Ended		Fiscal Year Ended
	August 31, 2013		August 31, 2012
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$36,701	$0.64	$36,085	$0.60
After-tax loss from early extinguishment of debt(1)	2,798	0.05	-	-
Retroactive tax benefit of WOTC and resolution of tax matters(2)	(743)	(0.02)	-	-
After-tax loss on closure of Company Drive-Ins(3)	1,510	0.03	-	-
After-tax impairment charge for point-of-sale assets(4)	1,013	0.02	-	-
Adjusted - Non-GAAP	$41,279	$0.72	$36,085	$0.60
—————————

(1)  Loss on early extinguishment of debt including $0.5 million and $3.9 million in the second and fourth quarters of fiscal year 2013, respectively.

(2)  Tax benefit which includes the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of certain income tax matters during the second quarter of fiscal year 2013.

(3)  Loss of $2.4 million on the closure of 12 lower-performing Company Drive-Ins as a result of an assessment in advance of capital expenditures for pending technology initiatives.

(4)  Impairment charge of $1.6 million related to the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology.

	Fiscal Year Ended		Fiscal Year Ended
	August 31, 2012		August 31, 2011
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$36,085	$0.60	$19,225	$0.31
After-tax net loss from early extinguishment of debt(1)	-	-	14,439	0.24
Tax benefit from favorable tax settlement(2)	-	-	(1,073)	(0.02)
Adjusted - Non-GAAP	$36,085	$0.60	$32,591	$0.53
—————————

(1)  Net loss on early extinguishment of debt including a $5.2 million gain and a $28.2 million loss in the second and third quarters of fiscal year 2011, respectively.

(2)  Tax benefit recognized during the first quarter of fiscal year 2011 relating to the favorable settlement of state tax audits.

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

System-wide Performance
($ in thousands)

	Year ended August 31,
	2013	2012	2011
Increase in total sales	2.4%	2.7%	1.9%

System-wide drive-ins in operation(1):
Total at beginning of year	3,556	3,561	3,572
Opened	27	37	43
Closed (net of re-openings)	(61)	(42)	(54)
Total at end of year	3,522	3,556	3,561

Average sales per drive-in	$1,109	$1,066	$1,037

Change in same-store sales(2)	2.3%	2.2%	0.5%
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

Revenues
($ in thousands)

				Percent
	Year ended August 31,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$402,296	$404,443	$(2,147)	(0.5)%
Franchise Drive-Ins:
Franchise royalties	130,009	125,989	4,020	3.2
Franchise fees	728	2,024	(1,296)	(64.0)
Lease revenue	4,785	6,575	(1,790)	(27.2)
Other	4,767	4,699	68	1.4
Total revenues	$542,585	$543,730	$(1,145)	(0.2)%

				Percent
	Year ended August 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$404,443	$410,820	$(6,377)	(1.6)%
Franchise Drive-Ins:
Franchise royalties	125,989	124,127	1,862	1.5
Franchise fees	2,024	1,744	280	16.1
Lease revenue	6,575	6,023	552	9.2
Other	4,699	3,237	1,462	45.2
Total revenues	$543,730	$545,951	$(2,221)	(0.4)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Year ended August 31,
	2013	2012	2011
Company Drive-In sales	$402,296	$404,443	$410,820
Percentage decrease	(0.5)%	(1.6)%	(0.9)%

Company Drive-Ins in operation(1):
Total at beginning of year	409	446	455
Opened	2	1	3
Acquired from (sold to) franchisees, net	1	(35)	(5)
Closed (net of re-openings)	(16)	(3)	(7)
Total at end of year	396	409	446

Average sales per Company Drive-In	$990	$958	$920

Change in same-store sales(2)	2.5%	2.8%	1.8%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 2.5% for fiscal year 2013 and 2.8% for fiscal year 2012, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness.  Company Drive-In sales decreased $2.1 million, or 0.5%, during fiscal year 2013 as compared to 2012.  This decrease was primarily attributable to  an  $11.3 million reduction in sales from the refranchising of 34 lower-performing drive-ins during the second quarter of fiscal year 2012 and a $2.5 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2012, partially offset by a $10.0 million improvement in same-store sales and  $1.7 million of incremental sales from new drive-in openings.

For fiscal year 2012, Company Drive-In sales decreased $6.4 million, or 1.6%, as compared to 2011.  This decrease was primarily attributable to an $18.6 million reduction in sales from the refranchised drive-ins discussed earlier and a $2.3 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2011, partially offset by an $11.0 million improvement in same-store sales and $3.5 million of incremental sales from new drive-in openings.

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

Franchise Information
($ in thousands)

	Year ended August 31,
	2013	2012	2011
Franchise Drive-In sales	$3,479,880	$3,386,218	$3,278,208
Percentage increase	2.8%	3.3%	2.3%

Franchise Drive-Ins in operation(1):
Total at beginning of year	3,147	3,115	3,117
Opened	25	36	40
Acquired from (sold to) the Company, net	(1)	35	5
Closed (net of re-openings)	(45)	(39)	(47)
Total at end of year	3,126	3,147	3,115

Average sales per Franchise Drive-In	$1,125	$1,081	$1,054

Change in same-store sales(2)	2.3%	2.2%	0.4%

Franchising revenues(3)	$135,522	$134,588	$131,894
Percentage increase (decrease)	0.7%	2.0%	(0.1)%

Effective royalty rate(4)	3.74%	3.72%	3.79%
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

Same-store sales for Franchise Drive-Ins increased 2.3% for fiscal year 2013 and 2.2% for fiscal year 2012, showing continued momentum from the initiatives we have implemented to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness.  Franchising revenues increased $0.9 million, or 0.7%, for fiscal year 2013 as compared to 2012.  The increase in franchising revenues was primarily driven by a $4.0 million increase in franchise royalties partially offset by a $1.8 million decline in lease revenue and a $1.3 million decline in franchise fees.  The increase in franchise royalties is primarily attributable to a 2.3% increase in same-store sales, partially offset by various development incentives and certain franchisee restructuring efforts.  In addition, approximately $0.4 million of the increase in royalties during fiscal year 2013 was attributable to incremental royalties from the 34 drive-ins refranchised in the second quarter of fiscal year 2012.  Lease revenues decreased compared to the prior year resulting from a franchisee’s purchase of land and buildings leased or subleased from the Company relating to previous refranchised drive-ins.  The effective royalty rate increased slightly compared to fiscal year 2012 primarily as a result of improved same-store sales offset by various development incentives and certain franchisee restructuring efforts.

Franchising revenues increased by $2.7 million, or 2.0%, to $134.6 million for fiscal year 2012 as compared to $131.9 million for fiscal year 2011.  The increase in franchise revenues was primarily driven by a $1.9 million increase in royalties resulting from same-store sales increases combined with incremental royalties from newly constructed and refranchised drive-ins.  These royalty increases and the effective royalty rate were negatively impacted by various development incentives and certain franchisee restructuring efforts.

Other revenues were flat in fiscal year 2013 and increased $1.5 million to $4.7 million in fiscal year 2012 as compared to the prior year.  The increase in fiscal year 2012 was primarily due to changes in income from minority investments in franchise operations.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Year ended August 31,		Percentage Points
	2013	2012	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.5%	28.1%	0.4
Payroll and other employee benefits	35.4	35.7	(0.3)
Other operating expenses	21.4	22.1	(0.7)
Cost of Company Drive-In sales	85.3%	85.9%	(0.6)

	Year ended August 31,		Percentage Points
	2012	2011	(Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.1%	28.1%	-
Payroll and other employee benefits	35.7	36.4	(0.7)
Other operating expenses	22.1	22.2	(0.1)
Cost of Company Drive-In sales	85.9%	86.7%	(0.8)

Drive-in level margins improved by 60 basis points during fiscal year 2013 reflecting leverage from improved same-store sales and, to a lesser extent, the refranchising of 34 lower-performing Company Drive-Ins during the second quarter of fiscal year 2012.  Food and packaging costs were unfavorable by 40 basis points, which primarily resulted from a product mix shift due to summer promotion activity.  Payroll and other employee benefits, as well as other operating expenses, improved 100 basis points primarily as a result of leveraging labor with improved sales and the refranchising of the 34 drive-ins discussed above.

Drive-in level margins improved 80 basis points in fiscal year 2012, as compared to 2011, reflecting leverage from improved same-store sales and the refranchising of lower-performing drive-ins discussed above.  Food and packaging costs remained flat during fiscal year 2012, which was a combination of moderating commodity cost inflation during the latter half of the year, effective inventory management, and moderate price increases taken over the preceding 12 months.  Payroll and other employee benefits as well as other operating expenses improved by a combined 80 basis points primarily as a result of leveraging labor with improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 1.3% to $66.0 million for fiscal year 2013, and remained relatively flat increasing 0.4% to $65.2 million during fiscal year 2012 as compared to fiscal 2011.  The increase in SG&A expense for fiscal year 2013 was largely attributable to an increase in variable compensation offset by a decline in bad debt expense due to improved sales and profitability at Franchise Drive-Ins.

Depreciation and Amortization.    Depreciation and amortization expense decreased 3.6% to $40.4 million in fiscal year 2013 and increased 1.7% to $41.9 million in fiscal year 2012.  The decline in fiscal year 2013 was primarily a result of a franchisee’s purchase of land and building leased or subleased from the Company relating to previously refranchised drive-ins during the second quarter of fiscal year 2013.  The increase in depreciation and amortization expense for fiscal year 2012 was primarily attributable to the amortization of intellectual property acquired during the second quarter of fiscal year 2012 for the Sonic system’s legacy point-of-sale technology that is expected to be replaced over the next several years.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets increased $1.0 million to $1.8 million in fiscal year 2013, compared to $0.8 million for fiscal years 2012 and 2011. The increase in fiscal year 2013 was primarily the result of the $1.6 million impairment charge for the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology.

Other Operating Income and Expense, Net.  Fiscal year 2013 reflected $1.9 million in net expenses compared to a net income of $0.5 million and $0.6 million for fiscal years 2012 and 2011, respectively.   This $2.4 million increase was primarily a result of the closure of 12 lower-performing Company Drive-Ins on August 31, 2013, in conjunction with an assessment in advance of capital expenditures for pending technology initiatives.

Net Interest Expense.  Excluding the items outlined below, net interest expense decreased $2.5 million and $0.9 million in fiscal year 2013 and 2012, respectively, primarily related to a decline in our long-term debt balance.  In fiscal year 2013, net interest expense includes a $4.4 million loss on extinguishment of debt related to our $20.0 million debt prepayment during the second quarter and our $155.0 million partial debt refinancing in the fourth quarter.  Fiscal year 2011 reflects a $28.2 million loss from the early extinguishment of debt related to the refinancing of our debt in May 2011 and a $5.2 million gain from the early extinguishment of debt related to the repurchase of our variable funding notes in the second quarter of fiscal year 2011.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 34.8% for fiscal year 2013 compared with 37.7%  for fiscal year 2012.  The lower effective income tax rate for fiscal year 2013 was primarily attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that reinstated and extended the Work Opportunity Tax Credit (“WOTC”).  The tax rate for fiscal year 2012 increased from the fiscal year 2011 rate of 32.3%.  This increase was primarily attributable to a $1.1 million favorable settlement of state tax audits during the first quarter of fiscal year 2011 and the expiration of tax credit programs during the second quarter of fiscal year 2012.  Our fiscal year 2014 tax rate may vary depending upon the reinstatement of employment tax credit programs that are scheduled to expire on December 31, 2013, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased  $20.0 million, or 2.9%, to $660.8 million during fiscal year 2013 from $680.8 million at the end of fiscal year 2012.  The decrease during the year was primarily due to a decline in net property, equipment and capital leases of $43.3 million, reflecting the second quarter of fiscal year 2013 sale of land and buildings to a franchisee for previously refranchised drive-ins, as well as from depreciation during the year, partially offset by capital additions.  This decline is, in part, offset by a $25.2 million increase in cash from our operations, partially offset by capital expenditures, purchases under our stock repurchase programs and debt repayments.

Total liabilities decreased $38.2 million, or 6.1%, to $583.3 million during fiscal year 2013 from $621.5 million at the end of fiscal year 2012.  This decrease was primarily attributable to scheduled and early debt principal repayments of $34.5 million during fiscal year 2013.

Total stockholders’ equity increased $18.2 million, or 30.7%, to $77.5 million during fiscal year 2013 from $59.2 million at the end of fiscal year 2012.  This increase was largely attributable to current-year earnings of $36.7 million and $14.0 million related to stock option exercises and the related tax benefits.  These increases were partially offset by $35.5 million in purchases of common stock under our stock repurchase program during fiscal year 2013.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $7.3 million to $87.8 million for fiscal year 2013 as compared to $95.1 million in fiscal year 2012.  This decrease is primarily driven by a $14.3 million increase in income tax payments during fiscal year 2013, compared to fiscal year 2012, resulting from our ability to apply 2011 tax payments to our 2012 tax provision and the timing of extension payments.  Apart from these tax items, operating cash flow would have increased during the year primarily as a result of growth in same-store sales and profitability as well as an increase in accounts payable and other liabilities.

Investing Cash Flows.    Cash used in investing activities decreased $22.9 million to $1.2 million for fiscal year 2013 compared to $24.1 million for fiscal year 2012.  During fiscal year 2013, we used $41.3 million of cash for purchases of property and equipment as outlined in the table below.  These cash outflows were mostly offset by $33.5 million in proceeds primarily related to the franchisee purchase of land and buildings leased or subleased from us relating to previously refranchised drive-ins, described above.  The balance of the change largely relates to a decrease in notes receivable of $5.0 million stemming mainly from a note payment from one of our advertising funds and regular principal payments on other notes.  Additionally, in fiscal year 2012, we purchased intellectual property related to the legacy point-of-sale technology that is expected to be replaced over the next several years. The following table sets forth the components of our investments in property and equipment for fiscal year 2013 (in millions):

Replacement equipment and technology for existing drive-ins	$17.1
Brand technology investments	13.2
New Company Drive-Ins, including drive-ins under construction	4.1
Rebuilds, relocations and remodels of existing drive-ins	3.9
Acquisition of underlying real estate for drive-ins	1.9
Retrofits, drive-thru additions and LED signs in existing drive-ins	1.1
Total purchases of property and equipment	$41.3

Financing Cash Flows.    Net cash used in financing activities increased $13.5 million to $61.4 million for fiscal year 2013 as compared to $47.9 million in fiscal year 2012.  This increase primarily relates to a debt prepayment of $20.0 million on our Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”), a $6.6 million increase in purchases of treasury stock and $5.1 million in debt issuance and extinguishment costs associated with the partial debt refinancing transaction discussed below.  These uses of cash were partially offset by $16.3 million in proceeds from stock option exercises during fiscal year 2013.

On May 20, 2011, various subsidiaries of ours (the “Co-Issuers”) issued $500 million of 2011 Fixed Rate Notes in a private transaction which bears interest at 5.4% per annum.  The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018.  The Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes").  This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2011 Variable Funding Notes is based on the one-month London Interbank Offered Rate (“LIBOR”) or Commercial Paper (“CP”), depending on the funding source, plus the base spread mentioned below, per annum.  There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility.

We used the $535 million of net proceeds from the issuance of the 2011 Fixed Rate Notes and 2011 Variable Funding Notes (collectively, the “2011 Notes”) to repay in full the existing debt and to pay the costs associated with our original 2006 securitized financing transaction, including the existing noteholder and insurer make-whole premiums.  Loan origination costs associated with our 2011 refinancing totaled $16.4 million and were allocated between the 2011 Notes.

As mentioned above, in the second quarter of fiscal year 2013, we made a debt prepayment, at par, of $20.0 million on our 2011 Fixed Rate Notes.  In the fourth quarter of fiscal year 2013, we refinanced $155 million of the 2011 Fixed Rate Notes with the issuance of $155 million of Series 2013-1 Senior Secured Fixed Rate Notes,

Class A-2 (the “2013 Fixed Rate Notes”) in a private transaction which bears interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, with no scheduled principal amortization.  As a result, mandatory debt payments will decrease from $15.0 million to $9.8 million per year.  Additionally, we extended our 2011 Variable Funding Note’s renewal date by two years to May 2018 and decreased the base spread from 3.75% to 3.50% in the fourth quarter of fiscal year 2013.

At August 31, 2013, the balance outstanding under the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes, including accrued interest, totaled $292.4 million and $155.2 million, respectively, and there was no outstanding balance under our 2011 Variable Funding Notes.  The weighted-average interest cost of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes was 5.9% and was 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes representing a majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income and Comprehensive Income.  An additional $4.1 million in debt origination costs were capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.  The amount of loan costs expected to be amortized over the next 12 months is reflected in “Other current assets” on the Consolidated Balance Sheets.  For additional information on our 2011 Notes and 2013 Fixed Rate Notes, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

We plan capital expenditures of approximately $65 to $70 million in fiscal year 2014.  These capital expenditures primarily relate to drive-in level expenditures for new point-of-sale and digital point-of-purchase technology.  We expect to fund these capital expenditures through cash flow from operations as well as cash on hand.

On October 13, 2011, our Board of Directors approved a $30 million share repurchase program.  Under that program, we were authorized to purchase up to $30 million of our outstanding shares of common stock through August 31, 2012.  During fiscal year 2012, we completed this share repurchase program.

On August 15, 2012, our Board of Directors approved a new share repurchase program.  Under the new program, we were authorized to purchase up to $40 million of our outstanding shares of common stock through August 31, 2013.  In January 2013, the Board of Directors increased the share repurchase authorization to $55 million.  During fiscal year 2013, approximately 3.3 million shares were acquired pursuant to this program for a total cost of $35.5 million; this is in addition to the approximately 0.1 million shares that were acquired for a total cost of $1.1 million during the fourth quarter of fiscal year 2012.  In August 2013, the Board of Directors extended the share repurchase program through August 31, 2014, with a total authorization of up to $40.0 million, which was available as of August 31, 2013.  Share repurchases may be made from time to time in the open market or in negotiated transactions,  depending on share price, market conditions and other factors.  The share repurchase program may be extended, modified, suspended or discontinued at any time.    Subsequent to the end of fiscal year 2013, we purchased approximately 250 thousand shares under this program for a cost of $4.5 million.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2013, and cash flows from operations.

As of August 31, 2013, our total cash balance of $96.5 million ($77.9 million of unrestricted and $18.6 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for share repurchases,  debt prepayment and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $100 million available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements.  Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 7 - Leases and note 16 – Commitments and Contingencies to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2013 (in thousands):

		Payments Due by Fiscal Year
					More than
		Less than	1 - 3	3 - 5	5 Years
		1 Year	Years	Years	(2019 and
	Total	(2014)	(2015-2016)	(2017-2018)	thereafter)
Contractual Obligations
Long-term debt(1)	$559,521	$31,958	$61,926	$299,497	$166,140
Capital leases	34,387	6,090	10,002	8,706	9,589
Operating leases	141,998	11,195	21,754	19,463	89,586
Purchase Obligations(2)	50,523	25,855	24,668	-	-
Other(3)	13,782	-	-	-	-
Total	$800,211	$75,098	$118,350	$327,666	$265,315
————

(1)  Includes scheduled principal and interest payments on our 2011 Fixed Rate Notes and 2013 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with an anticipated repayment date in May 2018 and July 2020, respectively.

(2)  Purchase obligations primarily relate to the Company’s estimated share of system-wide commitments to purchase food products.  We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.

(3)  Includes $2.6 million of unrecognized tax benefits related to uncertain tax positions and $11.2 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

Impact of Inflation

We are impacted by inflation which has caused increases in our food, labor and benefits costs and has increased our operating expenses.  To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and alternative products or processes, or by implementing other cost reduction procedures.

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

We perform a periodic review of our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment.  We believe the following significant accounting policies and estimates involve a high degree of risk, judgment and/or complexity.

Accounting for Long-Lived Assets.    We review Company Drive-In assets for impairment when events or circumstances indicate they might be impaired.  We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.  These impairment tests require us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.  It is reasonably possible that our estimates  of future cash flows could change resulting in the need to write down to fair value certain Company Drive-In assets.

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

During the fourth quarter of fiscal year 2013, we performed our annual assessment of recoverability of goodwill and other intangible assets and determined that no impairment was indicated.  As of the impairment testing date, the fair value for both reporting units significantly exceeded the carrying value.  As of August 31, 2013, the Company had $77.1 million of goodwill, of which $71.1 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment.  If cash flows generated by our Company Drive-Ins were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges to reduce the carrying amount of goodwill.

Revenue Recognition Related to Franchise Fees and Royalties.  Franchise fees are recognized in income when we have substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable.  Development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met.  Both franchise fees and development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between Sonic and the franchisee.

Our franchisees pay royalties based on a percentage of sales.  Royalties are recognized as revenue when they are earned.

Accounting for Stock-Based Compensation.  We estimate the fair value of options granted using the Black-Scholes option pricing model along with the assumptions shown in note 13 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Form 10-K.  The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

Income Taxes.  We estimate certain components of our provision for income taxes.  These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as wages paid to certain employees, effective rates for state and local income taxes and the tax deductibility of certain other items.

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may give rise to us owing additional taxes.  We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and penalty and interest accruals associated with uncertain tax positions until they are resolved.  We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.  However, to the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Accounts and Notes Receivable.    We charge interest on past due accounts receivable and recognize income as it is collected.  Interest accrues on notes receivable based on the contractual terms of the respective notes.  We monitor all accounts and notes receivable for delinquency and provide for estimated losses for specific receivables that are not likely to be collected.  We assess credit risk for accounts and notes receivable of specific franchisees based on payment history, current payment patterns, the health of the franchisee’s business, and an assessment of the franchisee’s ability to pay outstanding balances.  In addition to allowances for bad debt for specific franchisee receivables, a general provision for bad debt is estimated for accounts receivable based on historical trends.  Account balances generally are charged against the allowance when we believe it is probable that the receivable will not be recovered and legal remedies have been exhausted.  We continually review our allowance for doubtful accounts.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2013, was primarily based on the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes with an effective rate of 5.4% and 3.75%, respectively, before amortization of debt-related costs.  At August 31, 2013, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated their carrying value of $447.6 million, including accrued interest.  To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes would decrease or increase by approximately $19 million, respectively.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of August 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. as of August 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013, of Sonic Corp. and our report dated October 25, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
October 25, 2013

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2013 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Director Independence,” “Committees of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation.”

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

3.01.         Certificate of Incorporation of the Company, which the Company incorporates by reference from Exhibit 3.1 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.

3.02.         Certificate of Amendment of Certificate of Incorporation of the Company, March 4, 1996, which the Company incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for the fiscal year ended August 31, 2000.

3.03.         Certificate of Amendment of Certificate of Incorporation of the Company, January 22, 2002, which the Company incorporates by reference from Exhibit 3.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2002.

3.04.         Certificate of Amendment of Certificate of Incorporation of the Company, January 31, 2006, which the Company incorporates by reference from Exhibit 3.04 to the Company’s Form 10-K for the fiscal year ended August 31, 2006.

4.01.         Bylaws of the Company, as amended and restated January 14, 2010, which the Company incorporates by reference from Exhibit 3.05 to the Company’s Form 10-K for fiscal year ended August 31, 2010.

4.02.         Certificate of Designations of Series A Junior Preferred Stock, which the Company incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.03.         Specimen Certificate for Common Stock, which the Company incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

10.01.       Form of Sonic License Agreement, which the Company incorporates by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.02.       Form of Sonic Development Agreement, which the Company incorporates by reference from Exhibit No. 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.03.       Form of Sonic Sign Lease Agreement, which the Company incorporates by reference from Exhibit 10.4 to the Company’s Form S-1 Registration Statement No. 33-37158.

10.04.       Sonic Corp. Stock Purchase Plan, as amended and restated effective April 20, 2011, which the Company incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.05.       Sonic Corp. Savings and Profit-Sharing Plan, as amended and restated effective January 1, 2013, which the Company incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on July 3, 2013.*

10.06.       Sonic Corp. Nonqualified Deferred Compensation Plan as amended and restated April 10, 2013.*

10.07.       Form of Indemnification Agreement for Directors, which the Company incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.08.       Form of Indemnification Agreement for Officers, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.09.       Form of Chief Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.10.       Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.11.       Form of Amended and Restated Sonic Corp. Executive Severance Plan dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.12.       2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.13.       2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K filed on October 29, 2010.*

10.14.       Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective October 13, 2011, which the Company incorporates by reference from Exhibit 10.26 to the Company’s Form 10-K filed on October 28, 2011.*

10.15.       Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

10.16.       Sonic Corp. Senior Executive Cash Incentive Plan dated January 6, 2011, which the Company incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed on April 8, 2011.*

10.17.       Sonic Corp. Employee Cash Incentive Plan dated January 6, 2011, which the Company incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed on April 8, 2011.*

10.18.       Base Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real

Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2011.

10.19.       Supplemental Indenture dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes, and Citibank, N.A. as Trustee and the Series 2011-1 Securities Intermediary, which the Company incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2011.

10.20.       Class A-1 Note Purchase Agreement dated May 20, 2011 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer and Sonic Industries Services Inc., as Manager, certain private conduit investors, financial institutions and funding agents, Barclays Bank PLC, as provider of letters of credit, and Barclays Bank PLC, as a swing-line lender and as Administrative Agent of the Fixed Rate Notes, which the Company incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2011.

10.21.       Guarantee and Collateral Support Agreement dated May 20, 2011 made by Sonic Franchising LLC, as Guarantor in favor of Citibank N.A. as Trustee, which the Company incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K filed on May 26, 2011.

10.22.       Parent Company Support Agreement dated May 20, 2011 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on May 26, 2011.

10.23.       Supplemental Indenture dated July 18, 2013 among Sonic Capital LLC, Sonic Industries LLC, America's Drive-In Brand Properties LLC, America's Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Series 2013-1 Notes, and Citibank, N.A., as Trustee and Series 2013-1 Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on July 24, 2013.

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

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. as of August 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013.   Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 25, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 25, 2013

SONIC CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$77,896	$52,647
Restricted cash	11,823	10,200
Accounts and notes receivable, net	29,142	27,073
Income taxes receivable	7,728	-
Inventories	3,678	3,289
Prepaid expenses	5,032	4,399
Other current assets	5,423	9,543
Total current assets	140,722	107,151
Noncurrent restricted cash	6,791	7,903
Notes receivable, net	10,013	11,641
Property, equipment and capital leases, net	399,661	443,008
Goodwill	77,093	76,997
Debt origination costs, net	9,230	10,555
Other assets, net	17,284	23,505
Total assets	$660,794	$680,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,100	$11,048
Deposits from franchisees	4,048	3,055
Accrued liabilities	37,221	32,607
Income taxes payable	4,241	14,326
Current maturities of long-term debt and capital leases	14,320	19,480
Total current liabilities	72,930	80,516
Obligations under capital leases due after one year	22,458	27,377
Long-term debt due after one year	437,380	466,613
Deferred income taxes	34,915	29,777
Other noncurrent liabilities	15,647	17,230
Commitments and contingencies (Notes 7,8,15,16)
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized; shares issued
118,309 in 2013 and 118,309 in 2012	1,183	1,183
Paid-in capital	224,768	230,543
Retained earnings	758,138	722,614
Treasury stock, at cost; 62,025 shares in 2013 and 60,325 shares in 2012	(906,625)	(895,093)
Total stockholders’ equity	77,464	59,247
Total liabilities and stockholders’ equity	$660,794	$680,760

The accompanying notes are an integral part of the consolidated financial statements

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year ended August 31,
	2013	2012	2011
Revenues:
Company Drive-In sales	$402,296	$404,443	$410,820
Franchise Drive-Ins:
Franchise royalties and fees	130,737	128,013	125,871
Lease revenue	4,785	6,575	6,023
Other	4,767	4,699	3,237
Total revenues	542,585	543,730	545,951

Costs and expenses:
Company Drive-Ins:
Food and packaging	114,545	113,775	115,516
Payroll and other employee benefits	142,511	144,531	149,417
Other operating expenses, exclusive of
depreciation and amortization included below	86,153	89,164	91,303
Total cost of Company Drive-In sales	343,209	347,470	356,236

Selling, general and administrative	66,022	65,173	64,943
Depreciation and amortization	40,387	41,914	41,225
Provision for impairment of long-lived assets	1,776	764	824
Other operating (income) expense, net	1,943	(531)	(585)
Total costs and expenses	453,337	454,790	462,643
Income from operations	89,248	88,940	83,308

Interest expense	29,098	31,608	32,600
Interest income	(592)	(630)	(706)
Net loss from early extinguishment of debt	4,443	-	23,035
Net interest expense	32,949	30,978	54,929
Income before income taxes	56,299	57,962	28,379
Provision for income taxes	19,598	21,877	9,154
Net income	$36,701	$36,085	$19,225

Basic income per share	$0.65	$0.60	$0.31
Diluted income per share	$0.64	$0.60	$0.31

Other comprehensive income, net of tax:
Net change in deferred hedging losses, net of tax of $522	$-	$-	$843
Comprehensive income	$36,701	$36,085	$20,068

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
				Other				Total
	Common	Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Stock	Capital	Earnings	Loss	Shares	Amount	Interests	Equity
Balance at August 31, 2010	$1,183	$224,453	$670,488	$(843)	56,676	$(872,937)	$222	$22,566
Total comprehensive income,
net of income taxes	-	-	19,225	843	-	-	-	20,068
Changes to noncontrolling interests	-	1,866	-	-	-	-	(222)	1,644
Stock-based compensation expense	-	5,644	-	-	-	-	-	5,644
Exercise of stock options and
issuance of restricted stock	-	(2,267)	(2,197)	-	(375)	6,594	-	2,130
Other	-	(297)	(85)	-	15	26	-	(356)
Balance at August 31, 2011	$1,183	$229,399	$687,431	$-	56,316	$(866,317)	$-	$51,696
Total comprehensive income,
net of income taxes	-	-	36,085	-	-	-	-	36,085
Stock-based compensation expense	-	4,295	-	-	-	-	-	4,295
Purchase of treasury stock	-	-	-	-	4,157	(31,102)	-	(31,102)
Exercise of stock options and
issuance of restricted stock	-	(820)	(529)	-	(108)	1,629	-	280
Other	-	(2,331)	(373)	-	(40)	697	-	(2,007)
Balance at August 31, 2012	$1,183	$230,543	$722,614	$-	60,325	$(895,093)	$-	$59,247
Total comprehensive income,
net of income taxes	-	-	36,701	-	-	-	-	36,701
Stock-based compensation expense	-	3,630	-	-	-	-	-	3,630
Purchase of treasury stock	-	-	-	-	3,332	(35,480)	-	(35,480)
Exercise of stock options and
issuance of restricted stock	-	(6,127)	(1,057)	-	(1,607)	23,527	-	16,343
Other	-	(3,278)	(120)	-	(25)	421	-	(2,977)
Balance at August 31, 2013	$1,183	$224,768	$758,138	$-	62,025	$(906,625)	$-	$77,464

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$36,701	$36,085	$19,225
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	40,387	41,914	41,225
Stock-based compensation expense	3,630	4,295	5,644
Net loss from early extinguishment of debt	4,443	-	23,035
Other	2,381	788	2,404
(Increase) decrease in operating assets:
Restricted cash	(2,431)	2,586	(5,136)
Accounts receivable and other assets	1,613	(2,591)	(2,124)
Increase (decrease) in operating liabilities:
Accounts payable	2,324	(932)	(552)
Accrued and other liabilities	5,129	(828)	(281)
Income taxes	(6,338)	13,811	662
Total adjustments	51,138	59,043	64,877
Net cash provided by operating activities	87,839	95,128	84,102

Cash flows from investing activities:
Purchases of property and equipment	(41,338)	(24,175)	(21,200)
Proceeds from sale of assets	33,475	9,929	6,448
Other	6,679	(9,863)	(1,321)
Net cash used in investing activities	(1,184)	(24,109)	(16,073)

Cash flows from financing activities:
Payments on and purchases of debt	(189,499)	(15,220)	(624,171)
Proceeds from borrowings	155,000	-	535,000
Restricted cash for securitization obligations	1,921	269	6,409
Purchases of treasury stock	(36,582)	(30,000)	-
Proceeds from exercise of stock options	16,343	280	2,130
Debt issuance and extinguishment costs	(5,137)	(57)	(40,248)
Other	(3,452)	(3,153)	(3,676)
Net cash used in financing activities	(61,406)	(47,881)	(124,556)

Net increase (decrease) in cash and cash equivalents	25,249	23,138	(56,527)
Cash and cash equivalents at beginning of year	52,647	29,509	86,036
Cash and cash equivalents at end of year	$77,896	$52,647	$29,509

Supplemental cash flow information
Cash paid during the year for:
Interest	$27,352	$29,283	$29,033
Income taxes (net of refunds)	25,440	11,114	10,523
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(1,102)	1,102	-
Notes receivable and direct financing leases from property disposition	8,661	-	-
Stock options exercised by stock swap	-	-	1,572
Change in obligation for purchase of property and equipment	(477)	(1,061)	(524)

The accompanying notes are an integral part of the consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

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

Restricted Cash

As of August 31, 2013, the Company had restricted cash balances totaling $18.6 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $11.8 million represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $6.8 million represents interest reserves required to be set aside for the duration of the debt.

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

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

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

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell.  The majority of the value in surplus property is land.  Fair values are estimated based upon management’s assessment as well as independent market value assessments of the assets’ estimated sales values.

Goodwill and Other Intangible Assets

Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.  The Company tests all goodwill and other intangible assets not subject to amortization at least annually for impairment using the fair value approach on a reporting unit basis.  The Company’s reporting units are defined as Company Drive-Ins and Franchise Operations (see additional information regarding the Company’s reporting units in note 14 - Segment Information).  The Company tests for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.  These impairment tests require the Company to estimate fair values of its drive-ins by making assumptions regarding future cash flows and other factors.

The Company assesses the recoverability of goodwill and other intangible assets related to the brand and drive-ins at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable or as a result of allocating goodwill to Company Drive-Ins that are sold.  During fiscal year 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment.”  Under this pronouncement the Company could have assessed qualitative factors to determine if it was necessary to perform the two-step goodwill impairment test.  The Company did not utilize this shortcut method, but

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

chose to continue to apply the two-step impairment approach for fiscal year 2013.  The Company estimates fair value based on a comparison of two approaches: an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method.  The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, capital expenditures, weighted average cost of capital, and future economic and market conditions.  In addition, the market approach includes significant assumptions such as the use of projected cash flow and revenue multiples derived from a comparable set of public companies as well as a control premium based on recent market transactions.  These assumptions are significant factors in calculating the value of the reporting units and can be affected by changes in consumer demand, commodity pricing, labor and other operating costs, the Company’s cost of capital and changes in guideline public company market multiples.  If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of the goodwill and the “implied” fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 5 - Goodwill and Other Intangibles for additional related disclosures.

Refranchising and Closure of Company Drive-Ins

Gains and losses from the sale or closure of Company Drive-Ins are recorded as “Other operating (income) expense, net” on the Consolidated Statements of Income and Comprehensive Income.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Company Drive-In sales is recognized when food and beverage products are sold.  Company Drive-In sales are presented net of sales tax and other sales-related taxes.

The Company records a liability in the period in which a gift card is sold.  The gift cards do not have expiration dates.  As gift cards are redeemed, the liability is reduced with revenue recognized on redemptions at Company Drive-Ins.  Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws.  The Company estimates breakage based upon the historical trend in redemption patterns from previously sold gift cards.  The Company’s policy is to recognize the breakage, using the delayed recognition method, when it is apparent that there is a remote likelihood the gift card balance will be redeemed.  The Company reduces the gift card liability for the estimated breakage and uses that amount to defray the costs of operating the gift card program.  There is no income recognized on unredeemed gift card balances.

Franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise and the fees are nonrefundable.  Development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met.  Both franchise fees and development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees pay royalties based on a percentage of sales.  Royalties are recognized as revenue when they are earned.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Operating Leases

Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the options.  Within the terms of some of the leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods.  The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when appropriate.  The lease term commences on the date when the Company has the right to control the use of the leased property, which can occur before rent payments are due under the terms of the lease.  Contingent rent is generally based on sales levels and is accrued at the point in time it is probable that such sales levels will be achieved.

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $22.4 million, $22.6 million and $22.5 million in fiscal years 2013, 2012 and 2011, respectively.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (Sonic Brand Fund) and spend an additional minimum percentage of gross revenues on advertising, either directly or through Company-required participation in advertising cooperatives.  A significant portion of the advertising cooperative contributions is remitted to the System Marketing Fund, which purchases advertising on national cable and broadcast networks, local broadcast networks and funds other national media expenses and sponsorship opportunities.  As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Company Drive-Ins are recorded as expense on the Company’s financial statements.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the award (generally the vesting period of the grant) or to an employee’s eligible retirement date, if earlier.

The Company grants incentive stock options (“ISOs”), non-qualified stock options (“NQs”) and restricted stock units (“RSUs”).  For grants of NQs and RSUs, the Company expects to recognize a tax benefit upon exercise of the option or vesting of the RSU.  As a result, a tax benefit is recognized on the related stock-based compensation expense for these types of awards.  For grants of ISOs, a tax benefit only results if the option holder has a disqualifying disposition.  As a result of the limitation on the tax benefit for ISOs, the tax benefit for stock-based compensation will generally be less than the Company’s overall tax rate and will vary depending on the timing of employees’ exercises and sales of stock.  For additional information on stock-based compensation see note 13 - Stockholders’ Equity.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

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

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings.  These benefits are principally generated from employee exercises of NQs, the vesting of RSUs, and disqualifying dispositions of ISOs.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances from non-owner sources and is reflected in the Consolidated Statements of Income and Comprehensive Income, based on ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” adopted during fiscal year 2013.

In August 2006, the Company entered into a forward starting swap agreement with a financial institution to hedge part of the exposure to changing interest rates until new financing was closed.  The forward starting swap was designated as a cash flow hedge, and was subsequently settled in conjunction with the closing of the Company’s 2006 securitized debt transaction, as planned.  The loss resulting from settlement was recorded net of tax in accumulated other comprehensive income and amortized to interest expense over the expected term of the debt.  In conjunction with the Company’s May 2011 refinancing discussed in note 10 – Debt, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during third quarter fiscal year 2011.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•

Notes receivable - As of August 31, 2013 and 2012, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

•

Long-term debt - The Company prepares a discounted cash flow analysis for its fixed rate borrowings to estimate fair value each quarter.  This analysis uses Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

information gathered from brokers who trade in the Company’s notes.  The fair value estimate required significant assumptions by management.  Management believes this fair value is a reasonable estimate.  For more information regarding the Company’s long-term debt, see note 10 - Debt and note 11 - Fair Value of Financial Instruments.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, which means these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests.  For the Company, these items primarily include long-lived assets, goodwill and other intangible assets.  Refer to sections “Accounting for Long-Lived Assets” and “Goodwill and Other Intangible Assets,” discussed above, for inputs and valuation techniques used to measure the fair value of these nonfinancial assets.  The fair value was based upon management’s assessment as well as independent market value assessments which involved Level 2 and Level 3 inputs.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets.  Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  In conclusion of this assessment, if an entity finds that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended August 31,
	2013	2012	2011
Numerator:
Net income	$36,701	$36,085	$19,225

Denominator:
Weighted average common shares outstanding– basic	56,384	60,078	61,781
Effect of dilutive employee stock options and
unvested restricted stock units	807	94	162
Weighted average common shares – diluted	57,191	60,172	61,943

Net income per common share – basic	$0.65	$0.60	$0.31
Net income per common share – diluted	$0.64	$0.60	$0.31

Anti-dilutive securities excluded(1)	3,278	6,705	6,367
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

3.  Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2013, 2012 and 2011, the Company identified impairments for certain brand technology assets, surplus property and drive-in assets through regular quarterly reviews of long-lived assets.  The recoverability of Company Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company Drive-Ins.  This involves estimating same-store sales and margins for the cash flow periods.  When impairment exists, the carrying value of the asset is written down to fair value.

The Company’s assessment in fiscal year 2013 resulted in provisions for impairment totaling $1.8 million.  Of this total, $1.6 million related to the write-off of assets associated with a change in the vendor providing technology for the Sonic system’s new point-of-sale technology.  The remaining $0.2 million reflects reducing the carrying amount of surplus properties to fair value.

In fiscal years 2012 and 2011 the Company recorded $0.8 million in provisions for impairment resulting from the assessment of surplus properties in both years and properties leased to franchisees in fiscal year 2011.  These write-downs were completed to reduce the carrying amount of these properties to fair value.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

4.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	Year ended August 31,
	2013	2012
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$16,506	$17,030
Notes receivable from franchisees	4,003	1,304
Notes receivable from advertising funds	5,203	4,825
Other	4,977	6,109
Accounts and notes receivable, gross	30,689	29,268
Allowance for doubtful accounts and notes receivable	(1,547)	(2,195)
Accounts and notes receivable, net	$29,142	$27,073

Noncurrent Notes Receivable:
Notes receivable from franchisees	$5,003	$5,286
Notes receivable from advertising funds	5,810	7,152
Allowance for doubtful notes receivable	(800)	(797)
Notes receivable, net	$10,013	$11,641

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  During fiscal year 2013, notes receivable from franchisees increased as a result of a  franchisee’s purchase of real estate discussed in note 6 – Other Operating Income and Expenses.  The notes receivable from advertising funds represent transactions in the normal course of business.

5.  Goodwill and Other Intangibles

As of August 31, 2013, the Company had $77.1 million of goodwill, of which $71.1 million was attributable to the Company Drive-Ins segment and $6.0 million was attributable to the Franchise Operations segment.  There have been no changes in the goodwill balance attributable to the Franchise Operations segment since August 31, 2012.

The changes in the carrying amount of goodwill were as follows:

	Year ended August 31,
	2013	2012
Balance at beginning of year	$76,997	$81,625
Goodwill acquired during the year	96	-
Goodwill disposed of related to the sale of Company Drive-Ins	-	(4,628)
Balance at end of year	$77,093	$76,997

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $10.3 million and $10.2 million at August 31, 2013 and 2012, respectively.  Accumulated amortization related to these intangible assets was $4.1 million and $3.4 million at August 31, 2013 and 2012, respectively.  Intangible assets amortization expense for the fiscal years ended August 31, 2013, 2012 and 2011 was $0.9 million,  $0.8 million and $0.4 million, respectively.  At August 31, 2013, the remaining weighted-

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

average life of amortizable intangible assets was approximately 11 years.  Estimated intangible assets amortization expense is $0.9 million annually for fiscal years 2014, 2015, 2016 and 2017 and $0.3 million for fiscal year 2018.

6.  Other Operating Income and Expenses

During fiscal year 2013, the Company completed an assessment in advance of capital expenditures for pending technology initiatives and closed 12 lower-performing Company Drive-Ins as of August 31, 2013, resulting in a loss of $2.4 million.  The loss included rent accruals for the remaining lease term, write-down of real estate and other costs associated with store closures.  Additionally,  in the second quarter of fiscal year 2013, a franchisee purchased land and buildings leased or subleased from the Company relating to previously refranchised drive-ins.  At the time of the sale, these assets had a carrying value of $38.4 million.  The Company received $29.7 million in cash at closing and is receiving the remaining $8.7 million (plus interest) over 24 months through the combination of a note receivable and a direct financing lease.  In conjunction with the sale and the assignment of third-party leases, the Company removed its escalating lease liability related to the sold properties which resulted in the small gain and partially offset the drive‑in closure loss described above.

7.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing operations consist principally of leasing certain land, buildings and signs as well as subleasing certain buildings to franchise operators.  The land and building portions of these leases are classified as operating leases with lease terms expiring through September 2030.  These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  Most of the leases contain one to four renewal options at the end of the initial term for periods of five years.  The sign portions of these leases are classified principally as direct financing leases and expire through March 2021.  Additional direct financing leases, entered into as a result of the franchisee-exercised option discussed in note 6 – Other Operating Income and Expenses, include land and buildings expiring in December 2014 and assignment of capital leases expiring through March 2018.

The Company has one significant master lease agreement with a  franchisee as a result of previously refranchised drive-ins.  The lease consists of leasing land, buildings and signs for a period of 15 years and is classified as an operating lease.  There are four renewal options at the end of the primary term for periods of five years for property that is owned by the Company.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  The lease includes a  provision for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  The lease contains an escalation clause based on sales over the life of the lease.

Components of net investment in direct financing leases are as follows at August 31:

	2013	2012
Minimum lease payments receivable	$1,701	$1,041
Less unearned income	(170)	(228)
Net investment in direct financing leases	1,531	813
Less amount due within one year	(344)	(233)
Amount due after one year	$1,187	$580

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material.  Accordingly, no portion of unearned income has been recognized to offset those costs.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Future minimum rental payments receivable as of August 31, 2013, are as follows:

	Operating	Direct Financing
Years ended August 31:
2014	$6,173	$407
2015	6,371	896
2016	6,280	174
2017	6,304	133
2018	6,283	65
Thereafter	47,334	26
	$78,745	1,701
Less unearned income		(170)
		$1,531

Leasing Arrangements as a Lessee

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

Maturities under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2013, are as follows:

	Operating	Capital
Years ended August 31:
2014	$11,195	$6,090
2015	11,153	5,246
2016	10,601	4,756
2017	9,899	4,515
2018	9,564	4,191
Thereafter	89,586	9,589
Total minimum lease payments	$141,998	34,387
Less amount representing interest averaging 6.3%		(7,523)
Present value of net minimum lease payments		26,864
Less amount due within one year		(4,406)
Amount due after one year		$22,458

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Total rent expense for all operating leases and capital leases consist of the following for the years ended August 31:

	2013	2012	2011
Operating leases:
Minimum rentals	$13,154	$14,555	$14,185
Contingent rentals	93	103	138
Sublease rentals	(1,747)	(2,851)	(2,847)
Capital leases:
Contingent rentals	823	799	745
Total rent expense	$12,323	$12,606	$12,221

The aggregate future minimum rentals receivable under noncancelable operating and capital subleases as of August 31, 2013, were $14.4 million and $1.9 million, respectively.

8.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated
	Useful Life	2013	2012
Property, equipment and capital leases:
Land		$153,868	$171,102
Buildings and improvements	8 – 25 yrs	336,383	363,428
Drive-In Equipment	5 – 7 yrs	114,990	118,975
Brand technology development and other equipment	2 – 5 yrs	76,585	61,492
Property and equipment, at cost		681,826	714,997
Accumulated depreciation		(301,236)	(295,735)
Property and equipment, net		380,590	419,262

Capital leases	Life of lease	47,371	49,896
Accumulated amortization		(28,300)	(26,150)
Capital leases, net		19,071	23,746
Property, equipment and capital leases, net		$399,661	$443,008

Depreciation expense for property and equipment was $35.6 million, $37.2 million and $37.3 million for fiscal years 2013, 2012 and 2011, respectively.  Land, buildings and equipment with a carrying amount of $157.0 million at August 31, 2013, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $51.6 million at August 31, 2013.  Amortization expense related to capital leases is included within “Depreciation and amortization” on the Consolidated Statements of Income and Comprehensive Income.  As of August 31, 2013, the Company had no drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.7 million and $0.3 million for fiscal years 2013 and 2012, respectively.  No interest was capitalized in fiscal year 2011.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2013	2012
Wages and employee benefit costs	$14,611	$11,061
Property taxes, sales and use taxes and employment taxes	9,219	8,869
Unredeemed gift cards	8,272	7,274
Other	5,119	5,403
	$37,221	$32,607

10.  Debt

Long-term debt consists of the following at August 31:

	2013	2012
Class A-2 2013-1 senior secured fixed rate notes	$155,000	$-
Class A-2 2011-1 senior secured fixed rate notes	291,988	481,250
Class A-1 2011-1 senior secured variable funding notes	-	-
Other	306	543
	447,294	481,793
Less long-term debt due within one year	(9,914)	(15,180)
Long-term debt due after one year	$437,380	$466,613

At August 31, 2013, future maturities of long-term debt were $10.0 million for fiscal year 2014, $9.8 million annually for fiscal years 2015, 2016 and 2017, and $253.0 million for fiscal year 2018.

On May 20, 2011, various subsidiaries of the Company (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) in a private transaction which bears interest at 5.4% per annum.  The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018.  The Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes").  This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2011 Variable Funding Notes is based on the one-month London Interbank Offered Rate (“LIBOR”) or Commercial Paper (“CP”), depending on the funding source, plus the base spread mentioned below, per annum.  There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility.

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

In connection with the 2011 transaction described above, the Company recognized a $28.2 million loss from the early extinguishment of debt during the third quarter of fiscal year 2011, which primarily consisted of a $25.3 million prepayment premium and the write-off of unamortized deferred loan fees remaining from the

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

refinanced debt.  In addition, the Company’s deferred hedging loss was reclassified from accumulated other comprehensive income into earnings during the third quarter of fiscal year 2011.  Prior to the 2011 refinancing, during the second quarter of fiscal year 2011, the Company repurchased $62.5 million of its 2006 Variable Funding Notes in a privately negotiated transaction.  The Company recognized a gain of $5.2 million on the extinguishment of the notes during the second fiscal quarter of 2011.  These transactions are reflected within “Net loss from early extinguishment of debt” in the accompanying Consolidated Statements of Income and Comprehensive Income.

In the second quarter of fiscal year 2013, the Co-Issuers made a debt prepayment, at par, of $20.0 million on the 2011 Fixed Rate Notes.  In the fourth quarter of fiscal year 2013, the Co-Issuers refinanced and paid $155 million of the 2011 Fixed Rate Notes with the issuance of $155 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) in a private transaction which bears interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years,  interest payable monthly, with no scheduled principal amortization.  Additionally, the Co-Issuers extended the 2011 Variable Funding Note’s renewal date by two years to May 21, 2018 and decreased the base spread from 3.75% to 3.50% in the fourth quarter of fiscal year 2013.

At August 31, 2013, the balance outstanding under the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes, including accrued interest, was $292.4 million and $155.2, respectively and there was no outstanding balance under the 2011 Variable Funding Notes.  As of August 31, 2012, the balance outstanding under the 2011 Fixed Rate Notes totaled $482.0 million, including accrued interest.  The weighted-average interest cost of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes was 5.9% and 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes representing a  majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income and Comprehensive Income.  An additional $4.1 million in debt origination costs were capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.  The amount of loan costs expected to be amortized over the next 12 months is reflected in “Other current assets” on the Consolidated Balance Sheets.

While the 2011 Notes and the 2013 Fixed Rate Notes are structured to provide for seven-year lives, from their original issuance date, respectively, they have a legal final maturity date of May 2041.   The Company intends to repay or refinance the 2011 Notes and the 2013 Fixed Rate Notes on or before the end of their expected lives.  In the event the 2011 Notes and the 2013 Fixed Rate Notes are not paid in full by the end of their expected lives, the Notes are subject to an upward adjustment in the interest rate of at least 5% per annum.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full.  Also, any unfunded amount under the 2011 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2013, assets for these combined indirect subsidiaries totaled $322.3 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $18.6 million.   The 2011 Notes and the 2013 Fixed Rate Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes and the 2013 Fixed Rate Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and the 2013 Fixed Rate Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic, guarantees or is in any way liable for the obligations of the Co-Issuers under the 2011 Notes and the 2013 Fixed Rate Notes.   The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries,

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

principally related to managing the assets included as collateral for the 2011 Notes and the 2013 Fixed Rate Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2011 Notes and the 2013 Fixed Rate Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  If certain covenants or restrictions are not met, the 2011 Notes and the 2013 Fixed Rate Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

11.  Fair Value of Financial Instruments

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $39.1 million and $25.9 million at August 31, 2013 and 2012, respectively.  This fair value is estimated using Level 1 methods.

At August 31, 2013, the fair value of the Company’s 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $447.6 million, including accrued interest.  At August 31, 2012, the fair value of the Company’s 2011 Fixed Rate Notes was estimated at $510.8 million versus a carrying value of $482.0 million, including accrued interest.    The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

12.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2013	2012	2011
Current:
Federal	$16,741	$17,851	$5,060
State	2,688	3,892	2,223
	19,429	21,743	7,283

Deferred
Federal	439	180	1,876
State	(270)	(46)	(5)
	169	134	1,871
Provision for income taxes	$19,598	$21,877	$9,154

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2013	2012	2011
Amount computed by applying a tax rate of 35%	$19,705	$20,287	$9,933
State income taxes (net of federal income tax benefit)	229	928	602
Employment related and other tax credits, net	(1,572)	(1,291)	(1,730)
Adjustment of prior year deferred tax items	-	1,559	-
Valuation allowance for state net operating losses	1,343	972	839
Other	(107)	(578)	(490)
Provision for income taxes	$19,598	$21,877	$9,154

During fiscal year 2012, the Company conducted a reconciliation of its tax basis balance sheet and identified certain adjustments which were recorded in fiscal year 2012 to appropriately reflect the Company’s current and deferred tax accounts.  As a result of this reconciliation process, the Company recorded an additional income tax provision of $1.6 million for fiscal year 2012.  Management of the Company evaluated the impact of this adjustment and concluded the effect of this adjustment was immaterial to the current and prior year financial statements.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Deferred tax assets and liabilities consist of the following at August 31:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$898	$1,145
Leasing transactions	3,599	3,346
Deferred income	4,124	6,004
Accrued liabilities	1,995	1,200
Stock compensation	8,024	11,899
Other	676	745
State net operating losses	8,703	7,361
Total deferred tax assets	28,019	31,700
Valuation allowance	(8,703)	(7,361)
Total deferred tax assets after valuation allowance	$19,316	$24,339

Deferred tax liabilities:
Prepaid expenses	$(1,369)	$(1,265)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(2,061)	(2,408)
Property, equipment and capital leases	(25,433)	(24,466)
Intangibles and other assets	(18,337)	(16,965)
Debt extinguishment	(4,191)	(4,191)
Total deferred tax liabilities	(51,391)	(49,295)
Net deferred tax liabilities	$(32,075)	$(24,956)

Net deferred tax assets and liabilities are classified as follows:
Current	$2,840	$4,821
Noncurrent	(34,915)	(29,777)
Total	$(32,075)	$(24,956)

State net operating loss carryforwards expire beginning in December 2013 through May 2034.  Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $8.7 million and $7.4 million as of August 31, 2013 and 2012, respectively.

As of August 31, 2013 and 2012, the Company had approximately $2.6 million and $5.5 million of unrecognized tax benefits, including approximately $0.3 million and $0.7 million of accrued interest and penalty, respectively.  The liability for unrecognized tax benefits decreased $2.9 million in fiscal year 2013.  The majority of the change was due to the favorable resolution of a federal tax audit, a statute of limitations expiration of a state tax position and a tax method change, offset by a new uncertain position related to a federal credit.  Of this change, only $0.7 million impacted the Company’s tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of “Provision for income taxes” in the Consolidated Statements of Income and Comprehensive Income.  During the years ended August 31, 2013, 2012 and 2011, the Company recognized net benefits of $0.4 million, $0.1 million and $0.5 million, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

As of August 31, 2013, 2012 and 2011, there are $2.6 million, $1.9 million and $3.1 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.   A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2013	2012
Balance at beginning of year	$5,451	$4,775
Additions based on tax positions related to the current year	628	834
Additions for tax positions of prior years	960	1,670
Reductions for tax positions of prior years	(3,816)	(469)
Reductions for settlements	-	(68)
Reductions due to statute expiration	(640)	(1,291)
Balance at end of year	$2,583	$5,451

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $1.3 million to a decrease of $2.0 million depending on the timing and terms of the examination resolutions.  At August 31, 2013, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2009.

At August 31, 2013 and 2012, the Company had an income tax receivable of $9.8 million and $10.3 million, respectively, primarily relating to expected refunds from amended tax returns.  Based on information available at August 31, 2013, the Company anticipates receiving or being able to apply a majority of these refunds to other tax obligations during fiscal year 2014.  As a result, $7.7 million was classified as current during fiscal year 2013.

13.  Stockholders’ Equity

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2013, 0.9 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other share-based awards.  At August 31, 2013, 1.7 million shares were available for grant under the 2006 Plan.  The Company grants stock options with contractual terms of seven to ten years and a vesting period of three years and RSUs also with a vesting period of three years.  Effective in January 2013, awards granted to the Company’s Board of Directors vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2013, 2012 and 2011 was $3.6 million, $4.3 million and $5.6 million, respectively, with related income tax benefits of $1.2 million, $1.2 million and $1.3 million,

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

respectively.  At August 31, 2013, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $4.6 million and is expected to be recognized over a weighted average period of 1.9 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2013, 2012 and 2011.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

The per share weighted average fair value of stock options granted during 2013, 2012 and 2011 was $4.69,  $2.88 and $4.63, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2013	2012	2011
Expected term (years)	4.9	4.9	4.7
Expected volatility	48%	48%	46%
Risk-free interest rate	0.8%	0.8%	2.0%
Expected dividend yield	-%	-%	-%

The Company estimates expected volatility based on historical daily price changes of the Company’s common stock for a period equal to the current expected term of the options.  The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and historical exercise patterns.

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2013, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2012	7,258	$12.41
Granted	729	11.28
Exercised	(1,527)	10.71
Forfeited or expired	(898)	15.42
Outstanding at August 31, 2013	5,562	$12.25	3.29	$26,239
Exercisable at August 31, 2013	4,138	$13.22	2.43	$16,936

Proceeds from the exercise of stock options for fiscal years 2013, 2012 and 2011 were $16.3 million, $0.3 million and $2.1 million, respectively.  The total intrinsic value of options exercised during the years ended August 31, 2013, 2012 and 2011 was $3.8 million, $0.1 million and $0.8 million, respectively.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2013 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2012	119	$8.31
Granted	32	11.26
Vested	(80)	8.57
Outstanding at August 31, 2013	71	$9.36

The aggregate fair value of restricted stock that vested during the years ended August 31, 2013, 2012 and 2011 was $0.9 million, $0.5 million and $0.7 million, respectively.

Share Repurchase Programs

On October 13, 2011, the Company’s Board of Directors approved a $30 million share repurchase program.  Under that program, the Company was authorized to purchase up to $30 million of its outstanding shares of common stock through August 31, 2012.  During fiscal year 2012, the Company completed this share repurchase program.

On August 15, 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock.  In January 2013, the Board of Directors increased the repurchase program to $55 million in authorized purchases through August 31, 2013.  During fiscal year 2013, approximately 3.3 million shares were acquired pursuant to this program for a total cost of $35.5 million; this is in addition to the approximately 0.1 million shares that were acquired for a total cost of $1.1 million during the fourth quarter of fiscal year 2012.  In August 2013, the Board of Directors extended the share repurchase program through August 31, 2014, with a total authorization of up to $40.0 million, which was available as of August 31, 2013.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The stock repurchase program may be extended, modified, suspended or discontinued at any time.  Subsequent to the end of fiscal year 2013, the Company purchased approximately 250 thousand shares under this program for a cost of $4.5 million.

14.  Segment Information

Operating segments are generally defined as components of an enterprise for which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on internal reporting and management structure, the Company has two reportable segments:  Company Drive‑Ins and Franchise Operations.  The Company Drive-Ins segment consists of the drive-in operations in which the Company owns a controlling ownership interest and derives its revenues from operating drive-in restaurants.  The Franchise Operations segment consists of franchising activities and derives its revenues from royalties, franchise fees and lease revenues received from franchisees.  The accounting policies of the segments are the same as those described in note 1 - Summary of Significant Accounting Policies.  Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue, income from operations and income before income taxes:

	Year ended August 31,
	2013	2012	2011
Revenues:
Company Drive-Ins	$402,296	$404,443	$410,820
Franchise Operations	135,522	134,588	131,894
Unallocated revenues	4,767	4,699	3,237
Total revenues	$542,585	$543,730	$545,951

Income from operations:
Company Drive-Ins	$59,087	$56,973	$54,584
Franchise Operations	135,522	134,588	131,894
Unallocated income	2,824	5,230	3,822
Unallocated expenses:
Selling, general and administrative	(66,022)	(65,173)	(64,943)
Depreciation and amortization	(40,387)	(41,914)	(41,225)
Provision for impairment of long-lived assets	(1,776)	(764)	(824)
Income from operations	89,248	88,940	83,308
Net interest expense	(32,949)	(30,978)	(54,929)
Income before income taxes	$56,299	$57,962	$28,379

15.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service.  The Company’s contributions during fiscal years 2013, 2012 and 2011 were $1.9 million,  $1.7 million and $1.6 million, respectively.

The Company has Cash Incentive Plans (the “Incentive Plans”) that apply to certain members of management, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals for a fiscal year are met, the Incentive Plans provide that a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $6.7 million,  $4.9 million and $5.4 million during fiscal years 2013, 2012 and 2011, respectively.

16.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Sonic Corp.

Notes to Consolidated Financial Statements

August 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Data)

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2013, the amount remaining under these guaranteed lease obligations totaled $11.1 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2013, the Company had purchase obligations of approximately $51 million which primarily related to its estimated share of system-wide commitments for food products.  The Company has excluded agreements that are cancelable without penalty.

17.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues(1)	$126,008	$128,279	$111,141	$115,084	$146,634	$149,427	$158,802	$150,940
Income from operations	17,203	16,754	12,018	10,548	29,994	30,736	30,033	30,902
Net income(2)	$6,133	$5,499	$3,577	$1,677	$14,793	$14,407	$12,198	$14,502

Basic income
per share(3)	$0.11	$0.09	$0.06	$0.03	$0.26	$0.24	$0.22	$0.25
Diluted income
per share(3)	$0.11	$0.09	$0.06	$0.03	$0.26	$0.24	$0.21	$0.25
—————————

(1)  Revenues were impacted by the refranchising of 34 Company Drive-Ins during the latter part of the Company’s second fiscal quarter of 2012.

(2)  Includes losses on early extinguishment of debt of $0.5 million and $3.9 million in the second and fourth quarter of fiscal year 2013, respectively, a tax benefit of $0.7 million from the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of income tax matters in the second quarter of fiscal year 2013, as well as a  $2.4 million loss on the closure of 12 lower-performing Company Drive-Ins as a result of an assessment in advance of capital expenditures for pending technology initiatives and an impairment charge of $1.6 million related to the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology in the fourth quarter of fiscal year 2013.

(3)  The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

		Additions	Amounts
	Balance at	Charged to	Written Off
	Beginning of	Costs and	Against the	(Transfers)	Balance at
Description	Year	Expenses	Allowance	Recoveries	End of Year
	(In Thousands)

Allowance for doubtful accounts and notes receivable
Years ended:
August 31, 2013	$2,992	(367)	(278)	-	$2,347
August 31, 2012	3,366	764	(1,152)	14	2,992
August 31, 2011	$3,210	1,462	(1,337)	31	$3,366

Accrued carrying costs for drive-in closings and disposals
Years ended:
August 31, 2013	$568	809	(249)	(29)	$1,099
August 31, 2012	421	366	(219)	-	568
August 31, 2011	$47	575	(150)	(51)	$421

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October, 2013.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer and President	October 25, 2013
J. Clifford Hudson, Principal Executive Officer

/s/ Stephen C. Vaughan	Executive Vice President and Chief Financial Officer	October 25, 2013
Stephen C. Vaughan, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Controller	October 25, 2013
Michelle E. Britten, Principal Accounting Officer

/s/ Douglas N. Benham	Director	October 25, 2013
Douglas N. Benham

/s/ Kate S. Lavelle	Director	October 25, 2013
Kate S. Lavelle

/s/ Michael J. Maples	Director	October 25, 2013
Michael J. Maples

/s/ J. Larry Nichols	Director	October 25, 2013
J. Larry Nichols

/s/ Federico F. Peña	Director	October 25, 2013
Federico F. Peña

/s/ H. E. Rainbolt	Director	October 25, 2013
H.E. Rainbolt

/s/ Frank E. Richardson	Director	October 25, 2013
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 25, 2013
Robert M. Rosenberg

/s/ Jeffrey H. Schutz	Director	October 25, 2013
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 25, 2013
Kathryn L. Taylor

EXHIBIT INDEX

Exhibit Number and Description

10.06	Sonic Corp. Nonqualified Deferred Compensation Plan, as amended and restated April 10, 2013
21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document