Form 10-Q
period 2013-11-30
SONIC CORP
filed 2014-01-08
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 2, 2014, approximately 56,483,768 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	November 30,	August 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$95,893	$77,896
Restricted cash	6,894	11,823
Accounts and notes receivable, net	26,238	29,142
Income taxes receivable	232	7,728
Prepaid expenses and other current assets	11,460	14,133
Total current assets	140,717	140,722
Noncurrent restricted cash	6,749	6,791
Notes receivable, net	9,334	10,013
Property, equipment and capital leases	733,968	729,197
Less accumulated depreciation and amortization	(337,202)	(329,536)
Property, equipment and capital leases, net	396,766	399,661

Goodwill	77,093	77,093
Other assets, net	25,922	26,514
Total assets	$656,581	$660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,121	$13,100
Franchisee deposits	3,342	4,048
Accrued liabilities	29,987	37,221
Income taxes payable	5,048	4,241
Current maturities of long-term debt and capital leases	14,199	14,320
Total current liabilities	62,697	72,930
Obligations under capital leases due after one year	21,473	22,458
Long-term debt due after one year	434,932	437,380
Deferred income taxes	34,106	34,915
Other non-current liabilities	18,050	15,647
Total non-current liabilities	508,561	510,400
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2013)	1,183	1,183
Paid-in capital	224,016	224,768
Retained earnings	766,346	758,138
Treasury stock, at cost; 61,889 shares (62,025 shares at August 31, 2013)	(906,222)	(906,625)
Total stockholders’ equity	85,323	77,464
Total liabilities and stockholders’ equity	$656,581	$660,794

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	November 30,
	2013	2012
Revenues:
Company Drive-In sales	$93,499	$93,456
Franchise Drive-Ins:
Franchise royalties and fees	31,221	29,920
Lease revenue	886	1,486
Other	1,046	1,146
Total revenues	126,652	126,008

Costs and expenses:
Company Drive-Ins:
Food and packaging	26,236	26,632
Payroll and other employee benefits	33,340	33,465
Other operating expenses, exclusive of
depreciation and amortization included below	21,807	21,976
Total cost of Company Drive-In sales	81,383	82,073

Selling, general and administrative	17,005	16,130
Depreciation and amortization	10,034	10,595
Other operating (income) expense, net	(129)	7
Total costs and expenses	108,293	108,805
Income from operations	18,359	17,203

Interest expense	6,383	7,675
Interest income	(117)	(141)
Net interest expense	6,266	7,534
Income before income taxes	12,093	9,669
Provision for income taxes	3,885	3,536
Net income	$8,208	$6,133

Basic income per share	$0.15	$0.11
Diluted income per share	$0.14	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	November 30,
	2013	2012
Cash flows from operating activities:
Net income	$8,208	$6,133
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	10,034	10,595
Stock-based compensation expense	828	1,043
Other	(1,383)	169
Decrease in operating assets:
Restricted cash	4,912	2,091
Accounts receivable and other assets	3,799	3,857
Increase (decrease) in operating liabilities:
Accounts payable	(3,088)	695
Accrued and other liabilities	(4,947)	(4,424)
Income taxes	9,700	(5,397)
Total adjustments	19,855	8,629
Net cash provided by operating activities	28,063	14,762

Cash flows from investing activities:
Purchases of property and equipment	(7,618)	(5,892)
Proceeds from sale of assets	616	2,115
Other	1,271	513
Net cash used in investing activities	(5,731)	(3,264)

Cash flows from financing activities:
Payments on debt	(2,446)	(3,759)
Purchases of treasury stock	(7,155)	(16,882)
Proceeds from exercise of stock options	5,961	327
Other	(695)	(1,101)
Net cash used in financing activities	(4,335)	(21,415)

Net increase (decrease) in cash and cash equivalents	17,997	(9,917)
Cash and cash equivalents at beginning of period	77,896	52,647
Cash and cash equivalents at end of period	$95,893	$42,730

Supplemental cash flow information
Non-cash financing activities:
Change in obligation to acquire treasury stock	$355	$1,194

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2013, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	November 30,
	2013	2012
Numerator:
Net income	$8,208	$6,133

Denominator:
Weighted average common shares outstanding– basic	56,292	57,672
Effect of dilutive employee stock options and
unvested restricted stock units	1,605	413
Weighted average common shares – diluted	57,897	58,085

Net income per common share – basic	$0.15	$0.11
Net income per common share – diluted	$0.14	$0.11

Anti-dilutive securities excluded(1)	967	4,567
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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

3.Share Repurchase Program

In August 2013, the Company’s Board of Directors extended the share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock through August 31, 2014.  During the first three months of fiscal year 2014, approximately 0.4 million shares were acquired pursuant to this program for a total cost of $7.5 million.  The total remaining amount authorized, as of November 30, 2013, was $32.5 million.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended
	November 30,
	2013	2012
Provision for income taxes	$3,885	$3,536
Effective income tax rate	32.1%	36.6%

The decline in the first quarter of fiscal year 2014 tax rate was primarily attributable to a $0.5 million tax benefit resulting from the IRS’ acceptance of a federal tax method change.

As of November 30, 2013, the Company had $2.1 million of unrecognized tax benefits, including $0.3 million of interest and penalties.  During the first three months of fiscal year 2014, the liability for unrecognized tax benefits decreased $0.5 million.  The decrease was primarily related to the IRS’ acceptance of a federal tax method change.  This change impacted the Company’s tax rate.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.    If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $1.5 million to an increase of $1.3 million depending on the timing and terms of the examination resolutions.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2013, the amount remaining under these guaranteed lease obligations totaled $10.5 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

6.    Fair Value of Financial Instruments

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

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the Financial Accounting Standards Board:

•Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.  An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include:  (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 valuations use unobservable inputs for the asset or liability.  Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $53.2 million at November 30, 2013 and $39.1 million at August 31, 2013.  This fair value is estimated using Level 1  inputs.

:

At November 30, 2013, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $445.1 million, including accrued interest.  At August 31, 2013, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $447.6 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

7.Segment Information

Operating segments are generally defined as components of an enterprise for which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on internal reporting and management structure, the Company has two reportable segments: Company Drive-Ins and Franchise Operations.  The Company Drive-Ins segment consists of the drive-in operations in which the Company owns a controlling ownership interest and derives its revenues from operating drive-in restaurants.  The Franchise Operations segment consists of franchising activities and derives its revenues from royalties, initial franchise fees and lease revenues received from franchisees.  The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s most recent Annual Report on Form 10-K.  Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue,  income from operations and income before income taxes:

	Three months ended
	November 30,
	2013	2012
Revenues:
Company Drive-Ins	$93,499	$93,456
Franchise Operations	32,107	31,406
Unallocated revenues	1,046	1,146
Total revenues	$126,652	$126,008

Income from operations:
Company Drive-Ins	$12,116	$11,383
Franchise Operations	32,107	31,406
Unallocated income	1,175	1,139
Unallocated expenses:
Selling, general and administrative	(17,005)	(16,130)
Depreciation and amortization	(10,034)	(10,595)
Income from operations	18,359	17,203
Net interest expense	(6,266)	(7,534)
Income before income taxes	$12,093	$9,669

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us,” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 2.2% during the first quarter of fiscal year 2014 as compared to an increase of 3.0%, for the same period last year.  Same-store sales at Company Drive-Ins increased 1.9% during the first quarter of fiscal year 2014 as compared to an increase of 4.2% for the same period last year.  We believe the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, have set a solid foundation for growth which is reflected in our operating results.  We continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline  in supporting our layered day-part promotional strategy to drive same-store sales.  To achieve earnings growth we utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $126.7 million for the first quarter of fiscal year 2014 from $126.0 million for the same period last year.  Franchising revenues were the primary driver of the growth in revenues, which reflects the increase in same-store sales and new drive-in development partially offset by the decline in lease revenues.  Lease revenues declined due to a  franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company.  Restaurant margins at Company Drive-Ins improved 80 basis points during the first quarter of fiscal year 2014 primarily as a result of leverage from same-store sales increases.

First quarter results for fiscal year 2014 reflected net income of $8.2 million or $0.14 per diluted share, as compared to net income of $6.1 million or $0.11 per diluted share for the same period last year.  Excluding the $0.5 million or $0.01 per diluted share tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014, net income and diluted earnings per share for the first three months of fiscal year 2014 increased 26% and 18%, respectively.

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

	Three months ended		Three months ended
	November 30, 2013		November 30, 2012
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$8,208	$0.14	$6,133	$0.11
Tax benefit from the IRS' acceptance of a federal tax method change	(484)	(0.01)	-	-
Adjusted - Non-GAAP	$7,724	$0.13	$6,133	$0.11

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

System-wide Performance
($ in thousands)

	Three months ended
	November 30,
	2013	2012
Increase in total sales	2.4%	2.7%

System-wide drive-ins in operation(1):
Total at beginning of period	3,522	3,556
Opened	7	1
Closed (net of re-openings)	(12)	(8)
Total at end of period	3,517	3,549

Average sales per drive-in	$266	$258

Change in same-store sales(2)	2.2%	3.0%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	November 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$93,499	$93,456	$43	0.0%
Franchise Drive-Ins:
Franchise royalties	30,912	29,914	998	3.3
Franchise fees	309	6	303	5,050.0
Lease revenue	886	1,486	(600)	(40.4)
Other	1,046	1,146	(100)	(8.7)
Total revenues	$126,652	$126,008	$644	0.5%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended
	November 30,
	2013	2012
Company Drive-In sales	$93,499	$93,456
Percentage decrease	0.0%	(3.4)%

Company Drive-Ins in operation(1):
Total at beginning of period	396	409
Opened	-	-
Sold to franchisees	(7)	-
Closed (net of re-openings)	(1)	-
Total at end of period	388	409

Average sales per Company Drive-In	$239	$230

Change in same-store sales(2)	1.9%	4.2%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 1.9% for the first quarter of fiscal year 2014, as compared to an increase of 4.2% for the same period last year.  Company Drive-In sales were flat during the first quarter of fiscal year 2014, as compared to the same period last year, mainly due to a $2.0 million increase in same-store sales and $0.5 million of incremental sales from new drive-in openings offset by a $2.5 million decrease in sales related to drive-ins that were closed or refranchised during the preceding twelve months.

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

Franchise Information
($ in thousands)

	Three months ended
	November 30,
	2013	2012
Franchise Drive-In sales	$829,995	$808,660
Percentage increase	2.6%	3.4%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,126	3,147
Opened	7	1
Acquired from the Company	7	-
Closed (net of re-openings)	(11)	(8)
Total at end of period	3,129	3,140

Average sales per Franchise Drive-In	$270	$262

Change in same-store sales(2)	2.3%	2.9%

Franchising revenues(3)	$32,107	$31,406
Percentage increase	2.2%	3.4%

Effective royalty rate(4)	3.72%	3.70%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

(3)  Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues.  See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2013.

(4)  Represents franchise royalties as a percentage of Franchise Drive-In sales.

Same-store sales for Franchise Drive-Ins increased 2.3% for the first quarter of fiscal year 2014, as compared to an increase of 2.9% for the same period last year.  Franchising revenues increased $0.7 million, or 2.2%, for the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013.  The increase in franchise revenues was primarily attributable to an increase in royalties related to the growth of same-store sales and an increase in franchise fees from the opening of seven new Franchise Drive-Ins during the quarter.  Partially offsetting these increases was a decline in lease revenue due to a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	November 30,		Percentage Points
	2013	2012	Decrease
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.1%	28.5%	(0.4)
Payroll and other employee benefits	35.6	35.8	(0.2)
Other operating expenses	23.3	23.5	(0.2)
Cost of Company Drive-In sales	87.0%	87.8%	(0.8)

Drive-in level margins improved by 80 basis points during the first quarter of fiscal year 2014  as a result of leverage from improved same-store sales.  Food and packaging costs were favorable by 40 basis points, which resulted from menu price increases that outpaced commodity cost inflation.  Payroll and other employee benefits, combined with other operating expenses, improved 40 basis points mainly as a result of leveraging improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $0.9 million, or 5.4%, to $17.0 million for the first quarter of fiscal year 2014.  This increase is primarily related to salary and benefits as a result of additional headcount in support of the company’s technology initiatives and higher variable compensation due to improved operating performance.

Depreciation and Amortization.  Depreciation and amortization decreased $0.6 million, or 5.3%, to $10.0 million in the first quarter of fiscal year 2014, as compared to the same period last year.  This decline is primarily the result of a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company.

Net Interest Expense.  Net interest expense decreased $1.3 million, or 16.8%, in the first quarter of fiscal year 2014, as compared to the same period last year.  This decrease was due to a decline in our weighted-average interest rate attributable to our partial debt refinancing completed in the fourth quarter of fiscal year 2013 and a decline in our long-term debt balance.  For additional information on long-term debt see our Annual Report on Form 10-K for the year ended August 31, 2013.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 32.1% for the first quarter of fiscal 2014 as compared to 36.6% for the same period in 2013.  The decline in the first quarter tax rate was primarily attributable to a $0.5 million tax benefit resulting from the IRS’ acceptance of a federal tax method change.  Our fiscal year 2014 tax rate may vary depending upon the reinstatement of employment tax credit programs that expired on December 31, 2013, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $4.2 million, or 0.6%, to $656.6 million during the first three months of fiscal year 2014 from $660.8 million at the end of fiscal year 2013.  The decrease in total assets is largely attributable to the decline in net property, equipment and capital leases of $2.9 million from depreciation during the first three months of the year, partially offset by capital additions.  Additionally, we saw a decline of $2.9 million in accounts and notes receivable, net, mainly related to the seasonality of our business.  These decreases are partially offset by increases in cash primarily attributable to cash generated from operations during the quarter.

Total liabilities decreased $12.1 million, or 2.1%, to $571.3 million during the first three months of fiscal year 2014 from $583.3 million at the end of fiscal year  2013.  This decrease was primarily attributable to a $7.2 million decrease in accrued liabilities which mainly related to the payment of bonuses and other liabilities that were accrued as of August 31, 2013 and $2.4 million of scheduled debt principal payments during the first three months of fiscal year 2014.

Total stockholders’ equity increased $7.9 million, or 10.1%, to $85.3 million during the first three months of fiscal year 2014 from $77.5 million at the end of fiscal year 2013.  This increase was primarily attributable to current-year earnings of $8.2 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased  $13.3 million to $28.1 million for the first three months of fiscal year 2014, as compared to $14.8 million for the same period in fiscal year 2013.  This increase primarily resulted from the receipt of a federal income tax refund of $7.5 million and lower income tax payments for the first three months of fiscal year 2014, as compared to the same period last year, mainly attributable to the timing of estimated payments.   The  increase was partially offset by a net decrease of $1.5 million from changes in operating assets and liabilities primarily related to timing of payments.

Investing Cash Flows.  Cash used in investing activities during the first three months of fiscal year 2014 increased $2.5 million to $5.7 million compared to $3.3 million for the same period in fiscal year 2013.  The table below outlines our use of cash for investments in property and equipment for the first three months of fiscal year 2014 in millions.

Replacement equipment and technology for existing drive-ins	$5.0
Brand technology investments	1.0
Rebuilds, relocations and remodels of existing drive-ins	0.8
Newly constructed drive-ins	0.8
Total purchases of property and equipment	$7.6

These purchases increased $1.7 million compared to the same period last year primarily related to our increased investments in technology.  Additionally, proceeds from the sale of surplus property declined $1.5 million due to less activity versus the prior year.

Financing Cash Flows.  Net cash used in financing activities decreased  $17.1 million to $4.3 million for the first three months of fiscal year 2014 from $21.4 million for the same period in fiscal year 2013.  This decrease primarily relates to a $9.7 million reduction in purchases of treasury stock and a $5.6 million increase in proceeds from stock option exercises.  Additionally, our mandatory debt payments declined as a result of our fourth quarter of fiscal year 2013 partial debt refinance.

In August 2013, our Board of Directors extended the share repurchase program authorizing us to purchase up to $40 million of our outstanding shares of common stock through August 31, 2014.  During the first three months of fiscal year 2014, approximately 0.4 million shares were acquired pursuant to this program for a total cost of $7.5 million.  The total remaining amount authorized, as of November 30, 2013, was $32.5 million.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

As of November 30, 2013, our total cash balance of $109.5 million ($95.9 million of unrestricted and $13.6 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal 2014 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
September 1, 2013 through September 30, 2013	122	$17.76	122	$37,833
October 1, 2013 through October 31, 2013	156	18.34	156	34,970
November 1, 2013 through November 30, 2013	127	19.54	127	$32,490
Total	405	$18.54	405
—————

(1)  In August 2013, the Company’s Board of Directors extended the share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock through August 31, 2014.  Share repurchases may be made from time to time in the open market or in negotiated transactions, depending on share price, market conditions and other factors.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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
and Chief Financial Officer

Date:  January 8, 2014

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