Form 10-Q
period 2014-02-28
SONIC CORP
filed 2014-04-04
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of March 31, 2014, approximately 54,349,291 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	February 28,	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,117	$77,896
Restricted cash	8,589	11,823
Accounts and notes receivable, net	24,732	29,142
Income taxes receivable	7,949	7,728
Prepaid expenses and other current assets	11,397	14,133
Total current assets	87,784	140,722
Noncurrent restricted cash	6,717	6,791
Notes receivable, net	7,868	10,013
Property, equipment and capital leases	755,659	729,197
Less accumulated depreciation and amortization	(340,325)	(329,536)
Property, equipment and capital leases, net	415,334	399,661

Goodwill	77,093	77,093
Other assets, net	23,827	26,514
Total assets	$618,623	$660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,562	$13,100
Franchisee deposits	3,599	4,048
Accrued liabilities	29,319	37,221
Income taxes payable	2,107	4,241
Current maturities of long-term debt and capital leases	14,518	14,320
Total current liabilities	61,105	72,930
Obligations under capital leases due after one year	25,020	22,458
Long-term debt due after one year	432,485	437,380
Deferred income taxes	35,510	34,915
Other non-current liabilities	18,233	15,647
Total non-current liabilities	511,248	510,400
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2013)	1,183	1,183
Paid-in capital	218,874	224,768
Retained earnings	770,453	758,138
Treasury stock, at cost; 63,915 shares (62,025 shares at August 31, 2013)	(944,240)	(906,625)
Total stockholders’ equity	46,270	77,464
Total liabilities and stockholders’ equity	$618,623	$660,794

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Revenues:
Company Drive-In sales	$81,848	$83,706	$175,347	$177,162
Franchise Drive-Ins:
Franchise royalties and fees	26,582	25,996	57,803	55,916
Lease revenue	715	949	1,601	2,435
Other	596	490	1,642	1,636
Total revenues	109,741	111,141	236,393	237,149

Costs and expenses:
Company Drive-Ins:
Food and packaging	23,043	23,546	49,279	50,178
Payroll and other employee benefits	30,031	31,448	63,371	64,913
Other operating expenses, exclusive of
depreciation and amortization included below	18,437	18,811	40,244	40,787
Total cost of Company Drive-In sales	71,511	73,805	152,894	155,878

Selling, general and administrative	15,886	15,467	32,891	31,597
Depreciation and amortization	10,031	10,069	20,065	20,664
Other operating income, net	(36)	(218)	(165)	(211)
Total costs and expenses	97,392	99,123	205,685	207,928
Income from operations	12,349	12,018	30,708	29,221

Interest expense	6,384	7,448	12,767	15,123
Interest income	(144)	(168)	(261)	(309)
Loss from early extinguishment of debt	-	492	-	492
Net interest expense	6,240	7,772	12,506	15,306
Income before income taxes	6,109	4,246	18,202	13,915
Provision for income taxes	2,002	669	5,887	4,205
Net income	$4,107	$3,577	$12,315	$9,710

Basic income per share	$0.07	$0.06	$0.22	$0.17
Diluted income per share	$0.07	$0.06	$0.21	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net income	$12,315	$9,710
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	20,065	20,664
Stock-based compensation expense	1,839	1,948
Other	(2,321)	718
Decrease in operating assets:
Restricted cash	3,447	2,702
Accounts receivable and other assets	6,277	6,625
Increase (decrease) in operating liabilities:
Accounts payable	(2,216)	986
Accrued and other liabilities	(5,215)	(6,209)
Income taxes	1,729	(15,197)
Total adjustments	23,605	12,237
Net cash provided by operating activities	35,920	21,947

Cash flows from investing activities:
Purchases of property and equipment	(31,587)	(13,917)
Proceeds from sale of assets	1,030	31,861
Other	3,002	1,977
Net cash provided by (used in) investing activities	(27,555)	19,921

Cash flows from financing activities:
Payments on debt	(4,893)	(27,468)
Purchases of treasury stock	(57,847)	(25,550)
Proceeds from exercise of stock options	12,327	3,000
Other	(731)	(2,010)
Net cash used in financing activities	(51,144)	(52,028)

Net decrease in cash and cash equivalents	(42,779)	(10,160)
Cash and cash equivalents at beginning of period	77,896	52,647
Cash and cash equivalents at end of period	$35,117	$42,487

Supplemental cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$4,638	$20,087
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	530	(1,102)
Notes receivable and direct financing leases from property disposition	-	8,661

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Numerator:
Net income	$4,107	$3,577	$12,315	$9,710

Denominator:
Weighted average common shares outstanding– basic	55,958	55,798	56,125	56,735
Effect of dilutive employee stock options and
unvested restricted stock units	1,450	625	1,528	519
Weighted average common shares – diluted	57,408	56,423	57,653	57,254

Net income per common share – basic	$0.07	$0.06	$0.22	$0.17
Net income per common share – diluted	$0.07	$0.06	$0.21	$0.17

Anti-dilutive securities excluded(1)	1,117	3,735	1,042	4,151
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

3.Share Repurchase Program

In August 2013, the Company’s Board of Directors extended the share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock and, in January 2014, the Company’s Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise,  including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In February 2014, the Company entered into an  accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of the Company’s common stock.  In exchange for a $40 million up-front payment, the financial institution delivered approximately 2.1 million shares.  Subsequent to the end of the second quarter, the ASR purchase period concluded with no additional shares delivered, resulting in an average price per share of $19.13.

The Company reflected the ASR transaction as a repurchase of common stock for purposes of calculating earnings per share and as a  forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

Including repurchases under the ASR transaction described above, during the first six months of fiscal year 2014, approximately 3.1 million shares were repurchased for a total cost of $58.4 million, resulting in an average price per share of $19.06.

The total remaining amount authorized under the share repurchase program, as of February 28, 2014, was $21.6 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Provision for income taxes	$2,002	$669	$5,887	$4,205
Effective income tax rate	32.8%	15.8%	32.3%	30.2%

The lower effective income tax rate during the second quarter and first six months of fiscal year 2013 was primarily attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that was passed to reinstate and extend the Work Opportunity Tax Credit (“WOTC”).

As of February 28, 2014, the Company had $2.1 million of unrecognized tax benefits, including $0.3 million of interest and penalties.  During the first six months of fiscal year 2014, the liability for unrecognized tax benefits decreased $0.5 million.  The decrease was primarily related to the IRS’ acceptance of a federal tax method change that impacted the Company’s tax rate.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.  If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate.

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

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of February 28, 2014, the balance of the franchisee’s loan was $6.3 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of February 28, 2014, the amount remaining under these guaranteed lease obligations totaled $10.0 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

6.Fair Value of Financial Instruments

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $31.8 million at February 28, 2014 and $39.1 million at August 31, 2013.  This fair value is estimated using Level 1  inputs.

At February 28, 2014, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $442.7 million, including accrued interest.  At August 31, 2013, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $447.6 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue,  income from operations and income before income taxes:

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Revenues:
Company Drive-Ins	$81,848	$83,706	$175,347	$177,162
Franchise Operations	27,297	26,945	59,404	58,351
Unallocated revenues	596	490	1,642	1,636
Total revenues	$109,741	$111,141	$236,393	$237,149

Income from operations:
Company Drive-Ins	$10,337	$9,901	$22,453	$21,284
Franchise Operations	27,297	26,945	59,404	58,351
Unallocated income	632	708	1,807	1,847
Unallocated expenses:
Selling, general and administrative	(15,886)	(15,467)	(32,891)	(31,597)
Depreciation and amortization	(10,031)	(10,069)	(20,065)	(20,664)
Income from operations	12,349	12,018	30,708	29,221
Net interest expense	(6,240)	(7,772)	(12,506)	(15,306)
Income before income taxes	$6,109	$4,246	$18,202	$13,915

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 1.4% during the second quarter and increased 1.8% for the first six months of fiscal year 2014 as compared to flat sales and an increase of 1.5%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 1.3% during the second quarter and 1.6% for the first six months of fiscal year 2014 as compared to an increase of 1.9%  and 3.1%, respectively, for the same periods last year.  Our continued positive same-store sales, in light of adverse weather during the second quarter of fiscal year 2014, are a result of successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, that have set a solid foundation for growth.  We continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline  in supporting our layered day-part promotional strategy to drive same-store sales.  To achieve earnings growth, we utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $109.7 million for the second quarter of fiscal year 2014 from $111.1 million for the same period last year and decreased to $236.4 million for the first six months of fiscal year 2014 from $237.1 million for the same period last year.  A decline in Company Drive-In sales was the primary driver of the decrease in revenues for the second quarter and first half of fiscal year 2014 and was mainly attributable to the closure of 12 lower performing Company Drive-Ins on August 31, 2013 and the refranchising of seven Company Drive-Ins during the first quarter of fiscal year 2014.  Partially offsetting this decline was an increase in franchising revenues.  Restaurant margins at Company Drive-Ins improved 80 basis points during the second quarter and first six months of fiscal year 2014 primarily as a result of leverage from improved same-store sales and the closure of 12 lower performing Company Drive-Ins on August 31, 2013.

Second quarter results for fiscal year 2014 reflected net income of $4.1 million or $0.07 per diluted share, as compared to net income of $3.6 million or $0.06 per diluted share for the same period last year.  Excluding the prior year non-GAAP adjustments further described below, net income and diluted earnings per share for the second quarter of fiscal year 2014 would have increased 35% and 40%, respectively.  Net income and diluted earnings per share for the first six months of fiscal year 2014 were $12.3 million and $0.21, respectively, as compared to net income of $9.7 million and $0.17 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first half of fiscal year 2014 would have increased 27% and 25%, respectively.

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

	Three months ended		Three months ended
	February 28, 2014		February 28, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$4,107	$0.07	$3,577	$0.06
After-tax loss from early extinguishment of debt	-	-	315	0.01
Retroactive tax benefit of Work Opportunity Tax Credit ("WOTC") and resolution of tax matters	-	-	(857)	(0.02)
Adjusted - Non-GAAP	$4,107	$0.07	$3,035	$0.05

	Six months ended		Six months ended
	February 28, 2014		February 28, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$12,315	$0.21	$9,710	$0.17
Tax benefit from the IRS' acceptance of a federal tax method change	(484)	(0.01)	-	-
After-tax loss from early extinguishment of debt	-	-	315	0.01
Retroactive tax benefit of WOTC and resolution of tax matters	-	-	(743)	(0.02)
Adjusted - Non-GAAP	$11,831	$0.20	$9,282	$0.16

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

System-wide Performance
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Increase (decrease) in total sales	0.8%	(0.5)%	1.5%	1.6%

System-wide drive-ins in operation(1):
Total at beginning of period	3,517	3,549	3,522	3,556
Opened	6	3	13	4
Closed (net of re-openings)	(16)	(26)	(28)	(34)
Total at end of period	3,507	3,526	3,507	3,526

Average sales per drive-in	$234	$229	$499	$487

Change in same-store sales(2)	1.4%	0.0%	1.8%	1.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	February 28,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$81,848	$83,706	$(1,858)	(2.2)%
Franchise Drive-Ins:
Franchise royalties	26,376	25,821	555	2.1
Franchise fees	206	175	31	17.7
Lease revenue	715	949	(234)	(24.7)
Other	596	490	106	21.6
Total revenues	$109,741	$111,141	$(1,400)	(1.3)%

	Six months ended			Percent
	February 28,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$175,347	$177,162	$(1,815)	(1.0)%
Franchise Drive-Ins:
Franchise royalties	57,288	55,736	1,552	2.8
Franchise fees	515	180	335	186.1
Lease revenue	1,601	2,435	(834)	(34.3)
Other	1,642	1,636	6	0.4
Total revenues	$236,393	$237,149	$(756)	(0.3)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Company Drive-In sales	$81,848	$83,706	$175,347	$177,162
Percentage decrease	(2.2)%	(4.0)%	(1.0)%	(3.7)%

Company Drive-Ins in operation(1):
Total at beginning of period	388	409	396	409
Opened	-	-	-	-
Sold to franchisees	-	-	(7)	-
Closed (net of re-openings)	-	(4)	(1)	(4)
Total at end of period	388	405	388	405

Average sales per Company Drive-In	$213	$207	$452	$437

Change in same-store sales(2)	1.3%	1.9%	1.6%	3.1%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 1.3% for the second quarter and 1.6% for the first six months of fiscal year 2014, as compared to an increase of 1.9% and 3.1%, respectively, for the same periods last year.  Company Drive-In sales decreased $1.9 million during the second quarter of fiscal year 2014, as compared to the same period last year, mainly due to a $2.4 million decrease in sales primarily related to the closure of 12 lower performing drive-ins on August 31, 2013 and a  $1.2 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.  These sales declines were partially offset by an increase of $1.3 million in same-store sales and, to a lesser extent, incremental sales from new drive-in openings.  Company Drive-In sales decreased $1.8 million during the first six months of fiscal year 2014, as compared to the same period last year, mainly due to a $4.4 million decrease in sales primarily related to the closure of 12 lower performing drive-ins on August 31, 2013 and a $1.6 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.  These sales declines were partially offset by an increase of $3.4 million in same-store sales and, to a lesser extent, incremental sales from new drive-in openings.

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

Franchise Information
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Franchise Drive-In sales	$725,270	$712,934	$1,559,540	$1,527,736
Percentage increase	1.7%	0.0%	2.1%	2.2%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,129	3,140	3,126	3,147
Opened	6	3	13	4
Acquired from the Company	-	-	7	-
Closed (net of re-openings)	(16)	(22)	(27)	(30)
Total at end of period	3,119	3,121	3,119	3,121

Average sales per Franchise Drive-In	$235	$232	$502	$494

Change in same-store sales(2)	1.5%	(0.3)%	1.8%	1.3%

Franchising revenues(3)	$27,297	$26,945	$59,404	$58,351
Percentage increase (decrease)	1.3%	(1.0)%	1.8%	1.3%

Effective royalty rate(4)	3.64%	3.62%	3.67%	3.65%
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

Same-store sales for Franchise Drive-Ins increased 1.5% for the second quarter and increased 1.8% for the first six months of fiscal year 2014, as compared to a decrease of 0.3% and increase of 1.3%, respectively, for the same periods last year.  Franchising revenues increased $0.4 million, or 1.3%, for the second quarter and increased $1.1 million, or 1.8%, for the first six months of fiscal year 2014, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to an increase in royalties related to the growth of same-store sales and an increase in franchise fees from the growth in Franchise Drive-Ins openings.  Partially offsetting these increases was a decline in lease revenue due to a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	February 28,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.2%	28.1%	0.1
Payroll and other employee benefits	36.7	37.6	(0.9)
Other operating expenses	22.5	22.5	-
Cost of Company Drive-In sales	87.4%	88.2%	(0.8)

	Six months ended
	February 28,		Percentage Points
	2014	2013	Decrease
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.1%	28.3%	(0.2)
Payroll and other employee benefits	36.1	36.6	(0.5)
Other operating expenses	23.0	23.1	(0.1)
Cost of Company Drive-In sales	87.2%	88.0%	(0.8)

Drive-in level margins improved by 80 basis points during the second quarter and the first six months of fiscal year 2014 as a result of leverage from improved same-store sales and the closure of 12 lower performing Company Drive-Ins on August 31, 2013.  Food and packaging costs were unfavorable by 10 basis points during the quarter and favorable by 20 basis points during the first half of fiscal year 2014.  The favorable impact to food and packaging costs for the first half of fiscal year 2014 resulted from menu price increases that outpaced commodity cost inflation.  The unfavorable impact during the quarter reflects increased commodity costs that are expected to pressure food and packaging costs over the remainder of the fiscal year.  Payroll and other employee benefits, combined with other operating expenses, improved 90 basis points during the quarter and 60 basis points for the first half of fiscal year 2014 mainly as a result of leveraging improved sales and the closure of lower performing drive-ins discussed above.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $0.4 million, or 2.7%, to $15.9 million for the second quarter of fiscal year 2014 and increased $1.3 million, or 4.1%, for the first six months of fiscal year 2014 as compared to the same periods last year.  This increase is primarily related to salary and benefits as a result of additional headcount in support of the company’s technology initiatives partially offset by a decrease in recruiting and relocation expenses.

Depreciation and Amortization.  Depreciation and amortization was relatively flat for the second quarter of fiscal year 2014 at $10.0 million and decreased $0.6 million, or 2.9%, to $20.1 million in the first half of fiscal year 2014, as compared to the same periods last year.  The year-to-date decline is primarily the result of a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company partially offset by depreciation on capital additions.

Net Interest Expense.    Excluding the $0.5 million loss from early extinguishment of debt in the second quarter of fiscal year 2013, net interest expense decreased $1.0 million, or 14.3%, in the second quarter and decreased $2.3 million or 15.6% for the first six months of fiscal year 2014, as compared to the same periods last year.  This decrease was due to a decline in our weighted-average interest rate attributable to our partial debt refinancing completed in the fourth quarter of fiscal year 2013 and a decline in our long-term debt balance.  For additional information on long-term debt see our Annual Report on Form 10-K for the year ended August 31, 2013.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 32.8% for the second quarter of fiscal 2014 as compared to 15.8% for the same period in 2013.  Our effective income tax rate increased to 32.3% for the first half of fiscal year 2014 from 30.2% for the first half of fiscal year 2013.  Our effective tax rates for the second quarter and first six months of fiscal year 2013 were lower due to the expiration of a state statute of limitations related to an uncertain tax position and legislation that was passed to reinstate and extend WOTC during the second quarter of fiscal year 2013.  Our fiscal year 2014 tax rate may vary depending upon the reinstatement of employment tax credit programs that expired on December 31, 2013, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $42.2 million, or 6.4%, to $618.6 million during the first six months of fiscal year 2014 from $660.8 million at the end of fiscal year 2013.  The decrease in total assets was largely attributable to a decline in cash and cash equivalents of $42.8 million, which resulted primarily from the use of $57.8 million to purchase common stock and $31.6 million related to our increased investments in property and equipment (largely technology).  These uses of cash were partially offset by cash generated from operating activities of $35.9 million and $12.3 million in proceeds from stock option exercises.

Total liabilities decreased $11.0 million, or 1.9%, to $572.4 million during the first six months of fiscal year 2014 from $583.3 million at the end of fiscal year 2013.  This decrease was primarily attributable to a $7.9 million decrease in accrued liabilities, which mainly related to the payment of bonuses and other liabilities that were accrued as of August 31, 2013, and $4.9 million of scheduled debt principal payments during the first six months of fiscal year 2014.

Total stockholders’ equity decreased $31.2 million, or 40.3%, to $46.3 million during the first six months of fiscal year 2014 from $77.5 million at the end of fiscal year 2013.  This decrease was primarily attributable to $58.4 million in purchases of common stock during the first six months of the fiscal year partially offset by  $12.3 million from the issuance of stock related to stock option exercises and current-year earnings of $12.3 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $14.0 million to $35.9 million for the first six months of fiscal year 2014, as compared to $21.9 million for the same period in fiscal year 2013.  This increase primarily resulted from the receipt of a federal income tax refund of $7.5 million and lower income tax payments for the first six months of fiscal year 2014, as compared to the same period last year, mainly attributable to the timing of estimated payments.

Investing Cash Flows.  Cash used in investing activities during the first six months of fiscal year 2014 increased $47.5 million to $27.6 million compared to cash provided by investing activities of $19.9 million for the same period in fiscal year 2013.  The table below outlines our use of cash for investments in property and equipment for the first six months of fiscal year 2014 in millions.

Replacement equipment and technology for existing drive-ins	$25.3
Rebuilds, relocations and remodels of existing drive-ins	2.5
Brand technology investments	2.0
Newly constructed drive-ins	1.5
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.3
Total purchases of property and equipment	$31.6

These purchases increased $17.7 million compared to the same period last year primarily related to our increased investments in technology.  Additionally, proceeds from the sale of assets declined $30.8 million primarily related to proceeds from a franchisee’s purchase, during the second quarter of fiscal year 2013, of land and buildings previously leased or subleased from the Company.

Financing Cash Flows.  Net cash used in financing activities declined $0.9 million to  $51.1 million for the first six months of fiscal year 2014 as compared to $52.0 million for the same period in fiscal year 2013.  This variance in financing cash flows was attributable to a  $22.6 million decline in debt payments as a result of the early repayment of $20 million of debt in the second quarter of fiscal year 2013 and a $9.3 million increase in proceeds from stock option exercises partially offset by an increase in treasury stock purchases of $32.3 million.

In August 2013, our Board of Directors extended the share repurchase program authorizing us to purchase up to $40 million of our outstanding shares of common stock and, in January 2014, our Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In February 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of the Company’s common stock.  In exchange for a $40 million up-front payment, the financial institution delivered approximately 2.1 million shares.  Subsequent to the end of the second quarter, the ASR purchase period concluded with no additional shares delivered, resulting in an average price per share of $19.13.

Including repurchases under the ASR transaction described above, during the first six months of fiscal year 2014, approximately 3.1 million shares were repurchased for a total cost of $58.4 million, resulting in an average price per share of $19.06.

The total remaining amount authorized under the share repurchase program, as of February 28, 2014, was $21.6 million.

As of February 28, 2014, our total cash balance of $50.4 million ($35.1 million of unrestricted and $15.3 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $100 million available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Contractual Obligations and Commitments

During the second quarter of fiscal year 2014,  we amended one of our purchase obligation contracts to increase our current volume commitment and extend the term of the contract.  The amendment will increase our purchase obligation commitment by approximately $240 million through the life of the contract.  For a summary of our commitments to make future payments under contractual obligations, see the Contractual Obligations and Commitments section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2013.   There have been no other significant changes in our contractual obligations since August 31, 2013.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal 2014 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased(1)	Share(2)	Programs	Program(3)
December 1, 2013 through December 31, 2013	121	$20.63	121	$30,005
January 1, 2014 through January 31, 2014	266	18.87	266	64,990
February 1, 2014 through February 28, 2014	2,271	19.09	2,271	$21,623
Total	2,658	$19.14	2,658
—————

(1)  The total number of shares purchased for the period of February 1, 2014 through February 28, 2014, includes the delivery of approximately 2.1 million shares related to the accelerated share repurchase (“ASR”) agreement.

(2)  The average price per share for the period of February 1, 2014 through February 28, 2014 includes the total cost for the ASR transaction with the average share repurchase price of $19.13.  For additional information on this program see Note 3 - Share Repurchase Program.

(3)   In August 2013, the Company’s Board of Directors extended the share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock and, in January 2014, the Company’s Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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
and Chief Financial Officer

Date:  April 4, 2014

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