Form 10-Q
period 2014-05-31
SONIC CORP
filed 2014-07-03
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of June 26, 2014, approximately 54,076,056 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31,	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$34,840	$77,896
Restricted cash	9,806	11,823
Accounts and notes receivable, net	38,608	29,142
Income taxes receivable	4,773	7,728
Prepaid expenses and other current assets	11,108	14,133
Total current assets	99,135	140,722
Noncurrent restricted cash	6,684	6,791
Notes receivable, net	7,481	10,013
Property, equipment and capital leases	767,098	729,197
Less accumulated depreciation and amortization	(338,666)	(329,536)
Property, equipment and capital leases, net	428,432	399,661

Goodwill	77,093	77,093
Other assets, net	22,534	26,514
Total assets	$641,359	$660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,085	$13,100
Franchisee deposits	3,436	4,048
Accrued liabilities	37,622	37,221
Income taxes payable	2,166	4,241
Current maturities of long-term debt and capital leases	13,628	14,320
Total current liabilities	71,937	72,930
Obligations under capital leases due after one year	23,676	22,458
Long-term debt due after one year	430,037	437,380
Deferred income taxes	38,829	34,915
Other non-current liabilities	19,343	15,647
Total non-current liabilities	511,885	510,400
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2013)	1,183	1,183
Paid-in capital	223,985	224,768
Retained earnings	787,229	758,138
Treasury stock, at cost; 64,096 shares (62,025 shares at August 31, 2013)	(954,860)	(906,625)
Total stockholders’ equity	57,537	77,464
Total liabilities and stockholders’ equity	$641,359	$660,794

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Revenues:
Company Drive-In sales	$111,014	$108,445	$286,361	$285,607
Franchise Drive-Ins:
Franchise royalties and fees	38,795	35,833	96,598	91,749
Lease revenue	1,081	1,089	2,682	3,524
Other	1,297	1,267	2,939	2,903
Total revenues	152,187	146,634	388,580	383,783

Costs and expenses:
Company Drive-Ins:
Food and packaging	32,175	30,776	81,454	80,954
Payroll and other employee benefits	37,737	37,924	101,108	102,837
Other operating expenses, exclusive of
depreciation and amortization included below	21,805	21,356	62,049	62,143
Total cost of Company Drive-In sales	91,717	90,056	244,611	245,934

Selling, general and administrative	17,639	16,943	50,530	48,540
Depreciation and amortization	11,022	9,783	31,087	30,447
Other operating (income) expense, net	128	(142)	(37)	(353)
Total costs and expenses	120,506	116,640	326,191	324,568
Income from operations	31,681	29,994	62,389	59,215

Interest expense	6,328	7,170	19,095	22,293
Interest income	(112)	(153)	(373)	(462)
Loss from early extinguishment of debt	-	-	-	492
Net interest expense	6,216	7,017	18,722	22,323
Income before income taxes	25,465	22,977	43,667	36,892
Provision for income taxes	8,689	8,184	14,576	12,389
Net income	$16,776	$14,793	$29,091	$24,503

Basic income per share	$0.31	$0.26	$0.52	$0.43
Diluted income per share	$0.30	$0.26	$0.51	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	May 31,
	2014	2013
Cash flows from operating activities:
Net income	$29,091	$24,503
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	31,087	30,447
Stock-based compensation expense	2,784	2,812
Other	(3,195)	(53)
(Increase) decrease in operating assets:
Restricted cash	1,979	1,112
Accounts receivable and other assets	(4,168)	(209)
Increase (decrease) in operating liabilities:
Accounts payable	(1,435)	2,102
Accrued and other liabilities	4,317	2,797
Income taxes	10,598	(7,661)
Total adjustments	41,967	31,347
Net cash provided by operating activities	71,058	55,850

Cash flows from investing activities:
Purchases of property and equipment	(54,738)	(28,378)
Proceeds from sale of assets	1,653	32,342
Other	(415)	140
Net cash provided by (used in) investing activities	(53,500)	4,104

Cash flows from financing activities:
Payments on debt	(7,340)	(31,076)
Purchases of treasury stock	(68,884)	(36,538)
Proceeds from exercise of stock options	16,700	11,181
Other	(1,090)	(2,614)
Net cash used in financing activities	(60,614)	(59,047)

Net increase (decrease) in cash and cash equivalents	(43,056)	907
Cash and cash equivalents at beginning of period	77,896	52,647
Cash and cash equivalents at end of period	$34,840	$53,554

Supplemental cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$4,826	$21,074
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	571	(1,058)
Notes receivable and direct financing leases from property disposition	-	8,661

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,”  which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Numerator:
Net income	$16,776	$14,793	$29,091	$24,503

Denominator:
Weighted average common shares outstanding– basic	54,382	56,005	55,544	56,492
Effect of dilutive employee stock options and
unvested restricted stock units	1,371	840	1,476	626
Weighted average common shares – diluted	55,753	56,845	57,020	57,118

Net income per common share – basic	$0.31	$0.26	$0.52	$0.43
Net income per common share – diluted	$0.30	$0.26	$0.51	$0.43

Anti-dilutive securities excluded(1)	1,025	3,327	1,036	3,877
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

3.Share Repurchase Program

In August 2013, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $40 million of its outstanding shares of common stock and, in January 2014, the Company’s Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise,  including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In February 2014, the Company entered into an  accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of the Company’s common stock.  In exchange for a $40 million up-front payment, the financial institution delivered approximately 2.1 million shares.  During March 2014, the ASR purchase period concluded with no additional shares delivered, resulting in an average price per share of $19.13.

The Company reflected the ASR transaction as a repurchase of common stock for purposes of calculating earnings per share and as a  forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

Including repurchases under the ASR transaction described above, during the first nine months of fiscal year 2014, approximately 3.6 million shares were repurchased for a total cost of $69.4 million, resulting in an average price per share of $19.32.

The total remaining amount authorized under the share repurchase program, as of May 31, 2014, was $10.6 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Provision for income taxes	$8,689	$8,184	$14,576	$12,389
Effective income tax rate	34.1%	35.6%	33.4%	33.6%

The lower effective income tax rate during the third quarter of fiscal year 2014 was primarily attributable to a favorable annual return to provision adjustment.   The effective tax rate for the first nine months of fiscal year 2014 decreased slightly compared to the prior year primarily due to the tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014 combined with the favorable return to provision adjustment from the third quarter of fiscal year 2014.

As of May 31, 2014, the Company had $2.2 million of unrecognized tax benefits, including $0.3 million of interest and penalties.  During the first nine months of fiscal year 2014, the liability for unrecognized tax benefits decreased $0.4 million.  The decrease was primarily related to the IRS’ acceptance of a federal tax method change that impacted the Company’s tax rate.  The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit.  If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $1.6 million to an increase of $0.1 million depending on the timing and terms of the examination resolutions.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

5.Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	May 31,	August 31,
	2014	2013
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$18,340	$16,506
Notes receivable from franchisees	1,038	4,003
Receivables from advertising funds	12,596	5,203
Other	7,764	4,977
Accounts and notes receivable, gross	39,738	30,689
Allowance for doubtful accounts and notes receivable	(1,130)	(1,547)
Accounts and notes receivable, net	$38,608	$29,142

Noncurrent Notes Receivable:
Receivables from franchisees	$4,386	$5,003
Receivables from advertising funds	3,840	5,810
Allowance for doubtful notes receivable	(745)	(800)
Notes receivable, net	$7,481	$10,013

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  The receivables from advertising funds represent transactions in the normal course of business.  The increase in current receivables from advertising funds (the “funds”) during the first nine months of fiscal year 2014 primarily relates to timing of the funds’ receipts and disbursements.  The Company expects the funds to repay approximately $6.0 million of the current receivable balance by its fiscal year end.

6.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of May 31, 2014, the balance of the franchisee’s loan was $6.2 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2014, the amount remaining under these guaranteed lease obligations totaled $9.7 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

7.Fair Value of Financial Instruments

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $32.5 million at May 31, 2014 and $39.1 million at August 31, 2013.  This fair value is estimated using Level 1  inputs.

At May 31, 2014, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $440.3 million, including accrued interest.  At August 31, 2013, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $447.6 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

8.Segment Information

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

The following table presents the revenues and income from operations for each reportable segment, along with reconciliation to reported revenue,  income from operations and income before income taxes:

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Revenues:
Company Drive-Ins	$111,014	$108,445	$286,361	$285,607
Franchise Operations	39,876	36,922	99,280	95,273
Unallocated revenues	1,297	1,267	2,939	2,903
Total revenues	$152,187	$146,634	$388,580	$383,783

Income from operations:
Company Drive-Ins	$19,297	$18,389	$41,750	$39,673
Franchise Operations	39,876	36,922	99,280	95,273
Unallocated income	1,169	1,409	2,976	3,256
Unallocated expenses:
Selling, general and administrative	(17,639)	(16,943)	(50,530)	(48,540)
Depreciation and amortization	(11,022)	(9,783)	(31,087)	(30,447)
Income from operations	31,681	29,994	62,389	59,215
Net interest expense	(6,216)	(7,017)	(18,722)	(22,323)
Income before income taxes	$25,465	$22,977	$43,667	$36,892

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 5.3% during the third quarter and increased 3.1% for the first nine months of fiscal year 2014 as compared to increases of 0.1%, and 0.9%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 5.2% during the third quarter and 3.0% for the first nine months of fiscal year 2014 as compared to a decrease of 1.1%  and an increase of 1.5%, respectively, for the same periods last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, that have set a solid foundation for growth.  We continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline  in supporting our layered day-part promotional strategy to drive same-store sales.  To achieve earnings growth, we utilize a multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $152.2 million for the third quarter of fiscal year 2014 from $146.6 million for the same period last year and increased to $388.6 million for the first nine months of fiscal year 2014 from $383.8 million for the same period last year.  The increase in revenues was primarily attributable to an increase in Company Drive-In sales and Franchise Drive-In royalties related to the growth of same-store sales.  Restaurant margins at Company Drive-Ins improved 40 basis points during the third quarter and improved 70 basis points during the first nine months of fiscal year 2014 primarily as a result of leverage from improved same-store sales and the closure of 12 lower-performing Company Drive-Ins on August 31, 2013,  partially offset by increased commodity costs.

Third quarter results for fiscal year 2014 reflected net income of $16.8 million or $0.30 per diluted share, as compared to net income of $14.8 million or $0.26 per diluted share for the same period last year.  Net income and diluted earnings per share for the third quarter of fiscal year 2014 increased 13% and 15%, respectively.  Net income and diluted earnings per share for the first nine months of fiscal year 2014 were  $29.1 million and $0.51, respectively, as compared to net income of $24.5 million and $0.43 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first nine months of fiscal year 2014 would have both increased by 19%.

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

	Nine months ended		Nine months ended
	May 31, 2014		May 31, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$29,091	$0.51	$24,503	$0.43
Tax benefit from the IRS’ acceptance of a federal tax method change	(484)	(0.01)	-	-
After-tax loss from early extinguishment of debt	-	-	315	0.01
Retroactive tax benefit of Work Opportunity Tax Credit ("WOTC") and resolution of tax matters	-	-	(743)	(0.02)
Adjusted - Non-GAAP	$28,607	$0.50	$24,075	$0.42

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

System-wide Performance
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Increase in total sales	5.8%	0.1%	3.4%	1.0%

System-wide drive-ins in operation(1):
Total at beginning of period	3,507	3,526	3,522	3,556
Opened	10	6	23	10
Closed (net of re-openings)	(7)	(6)	(35)	(40)
Total at end of period	3,510	3,526	3,510	3,526

Average sales per drive-in	$320	$301	$819	$787

Change in same-store sales(2)	5.3%	0.1%	3.1%	0.9%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$111,014	$108,445	$2,569	2.4%
Franchise Drive-Ins:
Franchise royalties	38,519	35,756	2,763	7.7
Franchise fees	276	77	199	258.4
Lease revenue	1,081	1,089	(8)	(0.7)
Other	1,297	1,267	30	2.4
Total revenues	$152,187	$146,634	$5,553	3.8%

	Nine months ended			Percent
	May 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$286,361	$285,607	$754	0.3%
Franchise Drive-Ins:
Franchise royalties	95,807	91,491	4,316	4.7
Franchise fees	791	258	533	206.6
Lease revenue	2,682	3,524	(842)	(23.9)
Other	2,939	2,903	36	1.2
Total revenues	$388,580	$383,783	$4,797	1.2%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Company Drive-In sales	$111,014	$108,445	$286,361	$285,607
Percentage increase (decrease)	2.4%	(1.5)%	0.3%	(2.9)%

Company Drive-Ins in operation(1):
Total at beginning of period	388	405	396	409
Opened	1	1	1	1
Acquired from (sold to) franchisees	-	1	(7)	1
Closed (net of re-openings)	-	-	(1)	(4)
Total at end of period	389	407	389	407

Average sales per Company Drive-In	$286	$267	$738	$704

Change in same-store sales(2)	5.2%	(1.1)%	3.0%	1.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 5.2% for the third quarter and 3.0% for the first nine months of fiscal year 2014, as compared to a decrease of 1.1% and an increase of 1.5%, respectively, for the same periods last year.  Company Drive-In sales increased $2.6 million during the third quarter of fiscal year 2014, as compared to the same period last year, mainly due to an increase of $5.6 million in same-store sales and $0.6 million in incremental sales from new drive-in openings.  These increases were partially offset by a $2.2 million sales decline primarily related to the closure of 12 lower-performing drive-ins on August 31, 2013 and a  $1.4 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.  Company Drive-In sales increased $0.8 million during the first nine months of fiscal year 2014, as compared to the same period last year, mainly due to an increase of  $9.0 million in same-store sales and  $1.4 million in incremental sales from new drive-in openings.   These increases were partially offset by a $6.6 million sales decrease primarily related to the closure of 12 lower-performing drive-ins on August 31, 2013 and a $3.0 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.

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

Franchise Information
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2014	2013	2014	2013
Franchise Drive-In sales	$995,259	$937,092	$2,560,933	$2,469,033
Percentage increase	6.2%	0.3%	3.7%	1.5%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,119	3,121	3,126	3,147
Opened	9	5	22	9
Acquired from (sold to) the Company	-	(1)	7	(1)
Closed (net of re-openings)	(7)	(6)	(34)	(36)
Total at end of period	3,121	3,119	3,121	3,119

Average sales per Franchise Drive-In	$324	$306	$828	$798

Change in same-store sales(2)	5.3%	0.2%	3.2%	0.9%

Franchising revenues(3)	$39,876	$36,922	$99,280	$95,273
Percentage increase (decrease)	8.0%	(2.5)%	4.2%	(0.2)%

Effective royalty rate(4)	3.87%	3.82%	3.74%	3.71%
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

Same-store sales for Franchise Drive-Ins increased 5.3% for the third quarter and increased 3.2% for the first nine months of fiscal year 2014, as compared to an increase of 0.2% and 0.9%, respectively, for the same periods last year.  Franchising revenues increased $3.0 million, or 8.0%, for the third quarter and increased $4.0 million, or 4.2%, for the first nine months of fiscal year 2014, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to an increase in royalties related to the growth of same-store sales and an increase in franchise fees from the growth in Franchise Drive-Ins openings.  The increase for the first nine months of fiscal year 2014 was  partially offset by a decline in lease revenue due to a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings previously leased or subleased from the Company.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	May 31,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	29.0%	28.4%	0.6
Payroll and other employee benefits	34.0	35.0	(1.0)
Other operating expenses	19.6	19.6	-
Cost of Company Drive-In sales	82.6%	83.0%	(0.4)

	Nine months ended
	May 31,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.4%	28.3%	0.1
Payroll and other employee benefits	35.3	36.0	(0.7)
Other operating expenses	21.7	21.8	(0.1)
Cost of Company Drive-In sales	85.4%	86.1%	(0.7)

Drive-in level margins improved by 40 basis points during the third quarter and by 70 basis points for the first nine months of fiscal year 2014 as a result of leverage from improved same-store sales and the closure of 12 lower-performing Company Drive-Ins on August 31, 2013.  Food and packaging costs were unfavorable by 60 basis points during the third quarter and by 10 basis points during the first nine months of fiscal year 2014.  The unfavorable impact during the quarter reflects increased costs in beef, dairy and limes.  The slight deterioration for the first nine months of fiscal year 2014 resulted from increased commodity costs described above that were partially offset by menu price increases.  Commodity costs are expected to continue to rise in the fourth fiscal quarter, although not to the same extent as in the third fiscal quarter, resulting in expectations of flat to slightly unfavorable food and packaging costs, compared to the prior year.  Payroll and other employee benefits, combined with other operating expenses, improved 100 basis points during the quarter and 80  basis points for the first nine months of fiscal year 2014, mainly as a result of leveraging improved sales and the closure of lower-performing drive-ins discussed above.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $0.7 million, or 4.1%, to $17.6 million for the third quarter of fiscal year 2014 and increased $2.0 million, or 4.1%, for the first nine months of fiscal year 2014 as compared to the same periods last year.  This increase is primarily related to salary and benefits as a result of additional headcount in support of the company’s technology initiatives and higher variable compensation due to improved operating performance.

Depreciation and Amortization.  Depreciation and amortization increased $1.2 million, or 12.7%, for the third quarter of fiscal year 2014 to $11.0 million, as compared to the same period last year.   This increase is primarily attributable to our increased investments in technology.  Depreciation and amortization increased $0.6 million, or 2.1%, to $31.1 million in the first nine months of fiscal year 2014, as compared to the same period last year.  This increase is primarily the result of the investments discussed above partially offset by a franchisee’s purchase, during the second quarter of fiscal year 2013, of land and buildings previously leased or subleased from the Company.

Net Interest Expense.    Net interest expense decreased $0.8 million, or 11.4%, in the third quarter of fiscal year 2014, as compared to the same period last year.  Excluding the $0.5 million loss from the early extinguishment of debt in the second quarter of fiscal year 2013, net interest expense decreased $3.1 million, or 14.2%, for the first nine months of fiscal year 2014, as compared to the same period last year.  This decrease was due to a decline in our weighted-average interest rate attributable to our partial debt refinancing completed in the fourth quarter of fiscal year 2013 and a decline in our long-term debt balance.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2013.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 34.1% for the third quarter of fiscal 2014 as compared to 35.6% for the same period in 2013.  The lower effective income tax rate during the third quarter of fiscal year 2014 was primarily attributable to a favorable annual return to provision adjustment.  Our effective income tax rate declined slightly to 33.4% for the first nine months of fiscal year 2014 from 33.6% for the first nine months of fiscal year 2013.  This change is primarily due to the tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014 combined with the favorable return to provision adjustment from the third quarter of fiscal year 2014.  Our fiscal year 2014 tax rate may vary depending upon the reinstatement of employment tax credit programs that expired on December 31, 2013, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $19.4 million, or 2.9%, to $641.4 million during the first nine months of fiscal year 2014 from $660.8 million at the end of fiscal year 2013.  The decrease in total assets was primarily attributable to a decline in cash of $43.1 million and current-year depreciation of $31.1 million.  These declines were partially offset by $54.7 million in property and equipment (largely technology).

Total liabilities increased $0.5 million, or 0.1%, to $583.8 million during the first nine months of fiscal year 2014 from $583.3 million at the end of fiscal year 2013.

Total stockholders’ equity decreased $19.9 million, or 25.7%, to $57.5 million during the first nine months of fiscal year 2014 from $77.5 million at the end of fiscal year 2013.  This decrease was primarily attributable to $69.4 million in purchases of common stock during the first nine months of the fiscal year partially offset by current-year earnings of $29.1 million and $16.7 million from the issuance of stock related to stock option exercises.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $15.2 million to $71.1 million for the first nine months of fiscal year 2014, as compared to $55.9 million for the same period in fiscal year 2013.  This increase primarily resulted from the receipt of federal income tax refunds of $8.3 million and lower income tax payments for the first nine months of fiscal year 2014, as compared to the same period last year, mainly attributable to the timing of estimated payments along with a $4.6 million increase in net income.

Investing Cash Flows.  Cash used in investing activities during the first nine months of fiscal year 2014 increased $57.6 million to $53.5 million compared to cash provided by investing activities of $4.1 million for the same period in fiscal year 2013.

The table below outlines our use of cash for investments in property and equipment for the first nine months of fiscal year 2014 in millions.

Replacement equipment and technology for existing drive-ins	$42.5
Rebuilds, relocations and remodels of existing drive-ins	3.6
Brand technology investments	3.3
Newly constructed drive-ins	3.1
Acquisition of underlying real estate for drive-ins	1.3
Retrofits, drive-thru additions and LED signs in existing drive-ins	0.9
Total purchases of property and equipment	$54.7

These purchases increased $26.4 million compared to the same period last year primarily related to our increased investments in technology.  Additionally, proceeds from the sale of assets declined $30.7 million primarily related to proceeds from a franchisee’s purchase, during the second quarter of fiscal year 2013, of land and buildings previously leased or subleased from the Company.

Financing Cash Flows.  Net cash used in financing activities increased $1.6 million to  $60.6 million for the first nine months of fiscal year 2014 as compared to $59.0 million for the same period in fiscal year 2013.  This variance in financing cash flows was attributable to an increase in treasury stock purchases of $32.3 million, partially offset by a $23.7 million decline in debt payments as a result of the early repayment of $20 million of debt in the second quarter of fiscal year 2013 and a $5.5 million increase in proceeds from stock option exercises.

In August 2013, our Board of Directors extended our share repurchase program, authorizing us to purchase up to $40 million of our outstanding shares of common stock and, in January 2014, our Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In February 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of the Company’s common stock, resulting in an average price per share of $19.13.

Including repurchases under the ASR transaction described above, during the first nine months of fiscal year 2014, approximately 3.6 million shares were repurchased for a total cost of $69.4 million, resulting in an average price per share of $19.32.

The total remaining amount authorized under the share repurchase program, as of May 31, 2014, was $10.6 million.

As of May 31, 2014, our total cash balance of $51.3 million ($34.8 million of unrestricted and $16.5 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during third quarter of fiscal year 2014 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
March 1, 2014 through March 31, 2014	174	$21.44	174	$17,890
April 1, 2014 through April 30, 2014	161	20.76	161	14,538
May 1, 2014 through May 31, 2014	195	20.26	195	$10,590
Total	530	$20.80	530
—————

(1)   In August 2013, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $40 million of its outstanding shares of common stock and, in January 2014, the Company’s Board of Directors approved an incremental $40 million authorization that allows for up to $80 million of common stock to be repurchased through August 31, 2014.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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
and Chief Financial Officer

Date:  July 3, 2014

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