Form 10-K
period 2014-08-31
SONIC CORP
filed 2014-10-24
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of February 28,  2014, the aggregate market value of the 51,522,540 shares of common stock of the Company held by non-affiliates of the Company equaled $1,050,021,213 based on the closing sales price for the common stock as reported for that date.

As of October 15,  2014,  the Registrant had 53,018,855 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2014.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

Overview

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2014, the Sonic system included 3,518 Sonic Drive-Ins in 44 states of which 391 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”), and 3,127 were owned and operated by franchisees (“Franchise Drive-Ins”).

Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 initial public offering of common stock.  Sonic is publicly traded on the NASDAQ National Market Stock Exchange (“NASDAQ”) (Ticker: SONC).

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building, which is approximately 1,500 square feet, flanked by canopy-covered rows of 16 to 24 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board.  At a typical Sonic Drive-In, a customer drives into one of the parking spaces, orders through the intercom speaker system and has the food delivered by a carhop.  Most Sonic Drive‑Ins also include a drive-thru lane and patio seating to provide customers alternative dining options.

Menu

Sonic maintains a highly diverse menu.  The strategy is to ensure the menu items appeal to a broad range of target customers across different day-parts.  The menu includes a variety of traditional and healthier choices as well as creative and fun items.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter-pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.

Strategy

Sonic has developed and implemented a strategy designed to enhance the Sonic brand and to achieve high levels of customer satisfaction and repeat business.  The key elements of our strategy are:

•	A distinctive drive-in concept focusing on a unique menu of quality, made-to-order food products including several signature items;
•	A commitment to customer service featuring the quick delivery of food by friendly carhops; and
•	A commitment to strong franchisee relationships.

Sonic’s growth strategies include the following:

•

Same-store sales growth fueled by Sonic’s core brand strengths, including consistent drive-in execution, improved high-quality products, new product news and service differentiation with friendly carhops.  These strengths are complemented by increased media effectiveness and the use of innovative technology to enhance the customer experience;

•

Improved performance of Company Drive-Ins, including consistent and improved operations execution, improved speed of service, cleanliness of drive-ins and improved drive-in margins with the use of the Sonic system’s new point-of-sale technology; and

•	Expansion of Sonic Drive-Ins.

Restaurant Locations

As of August 31, 2014, 3,518 Sonic Drive-Ins were in operation from coast to coast in 44 states, consisting of 391 Company Drive-Ins and 3,127 Franchise Drive-Ins.

Expansion

During fiscal year 2014, we opened 40 Sonic Drive-Ins, which consisted of three Company Drive-Ins and 37 Franchise Drive-Ins.  Expansion plans for fiscal year 2015 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and long-standing franchisees.  We believe that our existing, as well as newly opened markets, offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

Marketing

We have a fully integrated marketing strategy that includes a national advertising campaign.  We have designed this marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing high-quality distinctive made-to-order menu items and personalized service featuring friendly carhops.  We support promotions with television, radio, digital media, point-of-sale materials and other communications as appropriate.  Those promotions generally highlight limited-time products and signature menu items.

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

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program.  Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins and provides certain requirements that must be adhered to by all suppliers, distributors and Sonic Drive-Ins.  Our comprehensive, restaurant-based food safety program is called Sonic Safe.  Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (“HACCP”) principles for managing food safety and quality.  Our food safety program includes components to monitor and ensure the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle including, but not limited to, employee training, supplier product inspections and testing and unannounced drive-in food safety auditing by independent third parties.  All Sonic Drive-In employees are required to be trained in food safety in their first stage of training, utilizing an internal training program.  This program includes specific training on food safety information and requirements for every station in the drive-in.  We also require our drive-in managers and assistant managers to pass and maintain the ServSafe® certification.  ServSafe® is the most recognized food safety training certification in the restaurant industry.

Information Systems

Sonic Drive-Ins are equipped with information technology systems that are designed to provide operational tools for sales and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving profit margins and accumulating marketing information.  We are also making strategic investments in technology tools such as digital technology point-of-purchase menu boards, mobile payment and mobile gift card capabilities to enhance the customers’ experience and drive sales.  We are further investing in new point-of-sale systems to improve drive-in level operations and profits.

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

	2014	2013	2012	2011	2010
Average sales per Company Drive-In	$1,043	$990	$958	$920	$893
(in thousands)
Number of Company Drive-Ins:
Total open at beginning of year	396	409	446	455	475
New Company Drive-Ins	3	2	1	3	5
Purchased from franchisees	-	1	-	1	-
Sold to franchisees	(7)	-	(35)	(6)	(16)
Closed (net of re-openings)	(1)	(16)	(3)	(7)	(9)
Total open at end of year	391	396	409	446	455

Franchise Program

General.  As of August 31, 2014, we had 3,127 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchise groups have developed during the Sonic system’s 61 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins either through development agreements or single-site development.  Our franchisees opened 37 drive-ins during fiscal year 2014.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, and a 20-year term.  For fiscal year 2014, Sonic’s average royalty rate was 3.78%.  The franchisee also pays advertising fees of up to 5.9% of gross sales.

Development Agreements.  We use development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through single and multiple unit development.  During fiscal year 2014, almost all of our new Franchise Drive-In openings occurred as a result of existing development agreements.    Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period. Franchisees who enter into development agreements are required to pay a fee, a portion of which is credited against franchise fees due when Sonic Drive-Ins are opened in the future.  Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

Franchise Drive-In Development.  We assist each franchisee in selecting sites and developing Sonic Drive‑Ins.  Each franchisee has responsibility for selecting the franchisee’s drive-in location but must obtain our approval of each Sonic Drive-In design and each location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic.  We provide our franchisees with the physical specifications for the typical Sonic Drive-In.

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology and new products.  The Franchise Advisory Council currently consists of 25 members selected by Sonic.  We have seven executive committee members who are selected at large and 18 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 51 members who generally serve three-year terms and provide support on individual key priorities.

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

	2014	2013	2012	2011	2010
Average sales per Franchise Drive-In	$1,170	$1,125	$1,081	$1,054	$1,043
(in thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,126	3,147	3,115	3,117	3,069
New Franchise Drive-Ins	37	25	36	40	80
Sold to the Company	-	(1)	-	(1)	-
Purchased from the Company	7	-	35	6	16
Closed (net of re-openings)	(43)	(45)	(39)	(47)	(48)
Total open at end of year	3,127	3,126	3,147	3,115	3,117

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location, and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns and concerns about the nutritional content of quick-service foods.  We compete on the basis of distinctive food and service with signature food items, friendly carhops and the method of food preparation (made-to-order).  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional, and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we also compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Sonic Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2014, we had 343 full-time corporate employees and approximately 10,400 full-time and part-time restaurant employees.    None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2014, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Reports, whether true or not, of food-borne illnesses or food tampering have in the past severely injured the reputations of participants in the restaurant industry and could affect us in the future.  The potential for terrorism affecting our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues, and profits.  Our ability to remain a trusted brand and increase sales and profits depends on our ability to manage the potential impact on Sonic of food-borne illnesses or reports of food-borne illnesses.  Our food safety and quality assurance program minimizes the risk of food-borne illness.  Nevertheless, these risks cannot be completely eliminated.  Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brand or the restaurant industry in general, could materially harm our brand, including sales and profitability.

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

A significant percentage of restaurants are owned and operated by our franchisees.  A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees.  Franchisees are independent businesses, and their employees are not our employees.  We provide training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and they may not invest in facilities and initiatives as necessary to compete successfully in the restaurant industry.  Franchisees also may fail to properly implement the requirements of the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 or may respond to the ACA in a manner that is viewed negatively by employees or consumers.  In addition, franchisees may not hire and train qualified managers and other restaurant personnel and may not adequately plan for and train their own successors.  Consumers could perceive an operational shortcoming of a Franchise Drive-In as a reflection of the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The QSR industry is affected by changes in economic conditions, consumer tastes and preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants and the effects of war or terrorist activities and any governmental responses thereto.  We are also affected by these factors, and the concentration of approximately 35% of our Drive-Ins in Texas and Oklahoma further subjects us to risk particularly if these factors impact those states.  Factors such as interest rates, inflation, gasoline prices, energy costs, food and packaging costs, labor and benefit costs, legal claims and the availability of management and hourly employees also affect restaurant operations and administrative expenses for all Drive-Ins.  Economic conditions, including disruptions in the financial markets, interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or processes, or by implementing other cost reduction procedures.  We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

On May 20, 2011, the Company closed on a securitized financing facility comprised of a $500 million fixed rate term loan and a $100 million variable rate revolving credit facility.  Effective July 22, 2013, we refinanced $155 million of the fixed rate term loan.  As of August 31, 2014, we had outstanding two series of fixed rate notes:  1) 282.6 million in debt including accrued interest at an interest rate of 5.4%, with an anticipated repayment date of May 2018, and 2) $155.2 million in debt including accrued interest at an interest rate of 3.75%, with an anticipated repayment date of July 2020.  We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants.  As a result, we have and will become subject to regulatory initiatives in the area of nutritional content, disclosure and advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses.  The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission.  Any future legislation or legal changes regarding franchise relationships may negatively affect our operations, particularly our relationship with our franchisees and may increase our potential liability for franchisee practices and our costs.  Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.  Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

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

Unauthorized intrusion into portions of our computer systems and networks or those of our franchisees that transmit, process and store information related to our customers and their transactions may result in the theft of customer data.  We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information.  Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our or our franchisees’ computer systems and networks.  Any such compromises or breaches could cause interruptions in our operations and damage to our reputation, subject us to costs and liabilities and hurt sales, revenues and profits.

Unreliable or inefficient drive-in technology, lack of support for drive-in technology and failure to successfully implement technology initiatives could adversely impact operating results.

We rely on proprietary and commercially available technologies at our drive-ins, including point-of-sale and payment card systems.  We rely on this technology not only to efficiently operate our drive-ins but also to drive sales growth and margin improvement.  Our strategic technology initiatives may not be timely implemented or may not achieve the desired results.  Certain technology systems may also be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting drive-in operations.  Additionally, replacement parts and support and maintenance skills may become scarce, cost prohibitive or non-existent.  Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to excessive costs and liabilities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 391 Company Drive-Ins operating as of August 31, 2014, we operated 174 of them on property leased from third parties and 217 of them on property we own.  The leases expire on dates ranging from 2014 to 2030, with the majority of the leases providing for renewal options.  All leases provide for specified monthly rental payments and/or rentals based on sales volume.  Most leases require Sonic to maintain the property and pay the cost of insurance and taxes.  We also own and lease 144 properties and sublease 43 properties to franchisees and other parties.  These leases with franchisees expire on dates ranging from 2014 to 2030, with the majority of the leases providing for renewal options.  The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

Our corporate headquarters is located in Oklahoma City.  We have an existing lease to occupy approximately 87,000 square feet.  This lease expires in November 2023 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.

Item 3.  Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since
J. Clifford Hudson	59	Chairman of the Board of Directors, Chief Executive Officer and President	1985

Stephen C. Vaughan	48	Executive Vice President and Chief Financial Officer	1996

Omar R. Janjua	56	President of Sonic Restaurants, Inc. and Chief Restaurant Operations Officer of Sonic Industries Services Inc.	2009

John H. Budd III	47	Senior Vice President and Chief Development and Strategy Officer	2013

Craig J. Miller	53	Senior Vice President and Chief Information Officer of Sonic Industries Services Inc.	2011

James P. O’Reilly	48	Senior Vice President and Chief Brand Officer	2012

Paige S. Bass	45	Senior Vice President, General Counsel and Assistant Corporate Secretary	2007

Michelle E. Britten	47	Vice President and Controller	2012

Carolyn C. Cummins	56	Vice President of Compliance and Corporate Secretary	2004

Claudia San Pedro	45	Vice President of Investor Relations, Communications and Treasurer	2007

Todd W. Smith	37	Vice President and Chief Marketing Officer	2014

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

Omar R. Janjua has served as President of Sonic Restaurants, Inc. since September 2009 and Chief Restaurant Operations Officer of Sonic Industries Services Inc. since March 2013.  He also served as Executive Vice President of Operations of Sonic Industries Services Inc. from September 2010 until March 2013.  He served as Executive Vice President and Chief Operating Officer for The Steak n Shake Company from June 2007 to September 2009.  Prior to joining Steak n Shake, Mr. Janjua worked for 18 years with YUM! Brands, Inc. in its

Pizza Hut operations in various positions of increasing responsibility, the most recent of which was Vice President of Company Operations.

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

James P. O’Reilly has served as Senior Vice President and Chief Brand Officer of the Company since April 2014 and served as Senior Vice President and Chief Marketing Officer of the Company from April 2012 until April 2014.  He served as the Chief Concept Officer of Einstein Noah Restaurant Group, Inc. from April 2009 until joining Sonic.  Prior to April 2009, Mr. O'Reilly served for 13 years in progressive roles throughout the YUM! system including Senior Vice President of US Marketing, Chief Marketing Officer of KFC – US and international roles with KFC, Taco Bell, Pizza Hut and Yum! Restaurants International.

Paige S. Bass has served as Senior Vice President and General Counsel of the Company since October 2014 and served as Vice President and General Counsel of the Company from January 2007 until October 2014.  She has also served as Assistant Corporate Secretary since October 2008.  Ms. Bass joined the Company as Associate General Counsel in 2004.  Prior to joining the Company, Ms. Bass was employed as an associate with the law firm of Crowe & Dunlevy in Oklahoma City, Oklahoma.

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

Todd W. Smith has served as Vice President and Chief Marketing Officer of the Company since April 2014 and was Vice President of Marketing from April 2012 until April 2014.  Mr. Smith was director of marketing and menu innovation for Wendy’s International from December 2009 to April 2012.  He was employed by Yum! Brands (KFC) in various brand marketing roles from January 2006 to November 2009.

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on NASDAQ under the symbol “SONC.” The following table sets forth the high and low sales price for the Company’s common stock during each fiscal quarter within the two most recent fiscal years as reported on NASDAQ.

Fiscal Year Ended			Fiscal Year Ended
August 31, 2014	High	Low	August 31, 2013	High	Low
First Quarter	$20.28	$15.64	First Quarter	$10.83	$9.06
Second Quarter	$21.48	$16.92	Second Quarter	$11.60	$9.62
Third Quarter	$23.56	$18.61	Third Quarter	$13.59	$11.08
Fourth Quarter	$23.74	$20.25	Fourth Quarter	$16.99	$13.16

Stockholders

As of October 15, 2014, the Company had 696 record holders of its common stock.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years.  However, in August 2014, the Board of Directors initiated a cash dividend program under which the Company will pay a regular quarterly cash dividend.  The Board declared the first quarterly cash dividend of $0.09 per share of common stock to be paid to stockholders of record as of the close of business on November 12, 2014, with a payment date of November 21, 2014.    The total dividend payable at August 31, 2014 was $4.9 million and is included in accrued liabilities in the consolidated balance sheet.  Future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2014 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
June 1, 2014 through June 30, 2014	164	$22.01	164	$6,982
July 1, 2014 through July 31, 2014	158	21.85	158	3,530
August 1, 2014 through August 31, 2014	165	21.43	165	$-
Total	487	$21.76	487
—————

 (1)  In August 2013, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $40 million of its outstanding shares of common stock.   In January 2014, the Company’s Board of Directors approved an incremental $40 million authorization for the program that allowed for up to $80 million of common stock to be repurchased through August 31, 2014.  In August 2014, the Company’s Board of Directors further extended the Company’s share repurchase program by authorizing the Company to purchase up to $105 million of its outstanding shares of common stock in fiscal year 2015.  Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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

Selected Financial Data
(In thousands, except per share data)

	Year ended August 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Company Drive-In sales	$405,363	$402,296	$404,443	$410,820	$414,369
Franchise Drive-Ins:
Franchise royalties and fees	138,416	130,737	128,013	125,871	125,137
Lease revenue	4,291	4,785	6,575	6,023	6,879
Other	4,279	4,767	4,699	3,237	4,541
Total revenues	552,349	542,585	543,730	545,951	550,926
Cost of Company Drive-In sales	342,109	343,209	347,470	356,236	354,659
Selling, general and administrative	69,415	66,022	65,173	64,943	66,847
Depreciation and amortization	42,210	40,387	41,914	41,225	42,615
Provision for impairment of long-lived assets	114	1,776	764	824	15,161
Other operating (income) expense, net	(176)	1,943	(531)	(585)	763
Total expenses	453,672	453,337	454,790	462,643	480,045
Income from operations	98,677	89,248	88,940	83,308	70,881
Interest expense, net(1)	24,913	32,949	30,978	54,929	36,073
Income before income taxes	73,764	56,299	57,962	28,379	34,808
Net income-including noncontrolling interests	47,916	36,701	36,085	19,225	25,839
Net income-noncontrolling interests(2)	-	-	-	-	4,630
Net income-attributable to Sonic Corp.	$47,916	$36,701	$36,085	$19,225	$21,209

Income per share:
Basic	$0.87	$0.65	$0.60	$0.31	$0.35
Diluted	$0.85	$0.64	$0.60	$0.31	$0.34
Weighted average shares used in calculation:
Basic	55,164	56,384	60,078	61,781	61,319
Diluted	56,619	57,191	60,172	61,943	61,576

Cash dividends declared per common share	$0.09	$-	$-	$-	$-

Balance Sheet Data:
Working capital	$16,201	$67,792	$26,635	$22,178	$15,320
Property, equipment and capital leases, net	441,969	399,661	443,008	464,875	489,264
Total assets	650,972	660,794	680,760	679,742	737,320
Obligations under capital leases
(including current portion)	26,743	26,864	31,676	34,063	36,256
Long-term debt (including current portion)	437,318	447,294	481,793	497,013	591,621
Stockholders’ equity	62,675	77,464	59,247	51,833	22,566
—————————

(1)  Includes net loss from early extinguishment of debt of $4.4 million, $23.0 million and $0.3 million for fiscal years 2013,  2011 and 2010,   respectively.

(2)  Effective April 1, 2010, we revised our compensation program at the Company Drive-In level.  As a result of these changes, noncontrolling interests are immaterial for fiscal years 2014, 2013, 2012 and 2011 and have been included in payroll and other employee benefits.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2014, the Sonic system was comprised of 3,518 drive-ins, of which 11% were Company Drive-Ins and 89% were Franchise Drive-Ins.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  We derive our revenues primarily from Company Drive-In sales and royalties from franchisees.  We also receive revenues from leasing real estate to franchisees, franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

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

Overview of Business Performance.    System-wide same-store sales increased 3.5% during fiscal year 2014 as compared to an increase of 2.3% for fiscal year 2013.  Same-store sales at Company Drive-Ins increased by 3.5% during fiscal year 2014 as compared to an increase of 2.5% for fiscal year 2013.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, that have set a solid foundation for growth.  Along with new technology initiatives implemented in Company Drive-Ins during fiscal 2014, we continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline in supporting our layered day-part promotional strategy to drive same-store sales.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $552.3 million for fiscal year 2014 from $542.6 million for the same period last year, which was primarily due to an increase in Franchise Drive-In royalties and Company Drive-In sales driven by the growth of same-store sales.  Franchising revenues increased $7.2 million during fiscal year 2014, reflecting an increase in royalties primarily related to positive same-store sales of 3.5% at Franchise Drive-Ins.  Restaurant margins at Company Drive-Ins improved by 90 basis points during fiscal year 2014, reflecting the leverage of positive same-store sales.

Net income and diluted earnings per share for fiscal year 2014 were $47.9 million and $0.85, respectively, as compared to net income of $36.7 million or $0.64 per diluted share for fiscal year 2013.  Excluding the non‑GAAP adjustments further described below, net income per diluted share was $0.84 for fiscal year 2014, compared to $0.72 per diluted share in fiscal year 2013.

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

	Fiscal year ended		Fiscal year ended
	August 31, 2014		August 31, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$47,916	$0.85	$36,701	$0.64
Tax benefit from the IRS' acceptance of a federal tax method change(1)	(484)	(0.01)	-	-
After-tax loss from early extinguishment of debt(2)	-	-	2,798	0.05
Retroactive tax benefit of WOTC and resolution of tax matters(3)	-	-	(743)	(0.02)
After-tax loss on closure of Company Drive-Ins(4)	-	-	1,510	0.03
After-tax impairment charge for point-of-sale assets(5)	-	-	1,013	0.02
Adjusted - Non-GAAP	$47,432	$0.84	$41,279	$0.72

	Fiscal year ended		Fiscal year ended
	August 31, 2013		August 31, 2012
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$36,701	$0.64	$36,085	$0.60
After-tax loss from early extinguishment of debt(2)	2,798	0.05	-	-
Retroactive tax benefit of WOTC and resolution of tax matters(3)	(743)	(0.02)	-	-
After-tax loss on closure of Company Drive-Ins(4)	1,510	0.03	-	-
After-tax impairment charge for point-of-sale assets(5)	1,013	0.02	-	-
Adjusted - Non-GAAP	$41,279	$0.72	$36,085	$0.60
—————————

(1)  Tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014.

(2)  Loss on early extinguishment of debt including $0.5 million and $3.9 million in the second and fourth quarters of fiscal year 2013, respectively.

(3)  Tax benefit which includes the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of certain income tax matters during the second quarter of fiscal year 2013.

(4)  Loss of $2.4 million on the closure of 12 lower-performing Company Drive-Ins as a result of an assessment in advance of capital expenditures for planned technology initiatives.

(5)  Impairment charge of $1.6 million related to the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology.

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

System-wide Performance
($ In thousands)

	Year ended August 31,
	2014	2013	2012
Increase in total sales	3.9%	2.4%	2.7%

System-wide drive-ins in operation(1):
Total at beginning of year	3,522	3,556	3,561
Opened	40	27	37
Closed (net of re-openings)	(44)	(61)	(42)
Total at end of year	3,518	3,522	3,556

Average sales per drive-in	$1,153	$1,109	$1,066

Change in same-store sales(2)	3.5%	2.3%	2.2%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ In thousands)

	Fiscal year ended			Percent
	August 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$405,363	$402,296	$3,067	0.8%
Franchise Drive-Ins:
Franchise royalties	137,125	130,009	7,116	5.5
Franchise fees	1,291	728	563	77.3
Lease revenue	4,291	4,785	(494)	(10.3)
Other	4,279	4,767	(488)	(10.2)
Total revenues	$552,349	$542,585	$9,764	1.8%

	Fiscal year ended			Percent
	August 31,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$402,296	$404,443	$(2,147)	(0.5)%
Franchise Drive-Ins:
Franchise royalties	130,009	125,989	4,020	3.2
Franchise fees	728	2,024	(1,296)	(64.0)
Lease revenue	4,785	6,575	(1,790)	(27.2)
Other	4,767	4,699	68	1.4
Total revenues	$542,585	$543,730	$(1,145)	(0.2)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ In thousands)

	Fiscal year ended
	2014	2013	2012
Company Drive-In sales	$405,363	$402,296	$404,443
Percentage increase (decrease)	0.8%	(0.5)%	(1.6)%

Company Drive-Ins in operation(1):
Total at beginning of year	396	409	446
Opened	3	2	1
Acquired from (sold to) franchisees, net	(7)	1	(35)
Closed (net of re-openings)	(1)	(16)	(3)
Total at end of year	391	396	409

Average sales per Company Drive-In	$1,043	$990	$958

Change in same-store sales(2)	3.5%	2.5%	2.8%
—————————

(1) Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2) Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 3.5% for fiscal year 2014 and 2.5% for fiscal year 2013, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness while implementing new technology initiatives.  Company Drive-In sales increased  $3.1 million, or 0.8%, during fiscal year 2014 as compared to fiscal year 2013.  This improvement was primarily attributable to an increase of $14.4 million in same-store sales and $2.0 million in incremental sales from new drive-in openings.  These increases were partially offset by an  $8.9 million sales decrease primarily related to the closure of 12 lower-performing drive-ins on August 31, 2013 and a $4.4 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.

For fiscal year 2013, Company Drive-In sales decreased $2.1 million, or 0.5%, as compared to 2012.  This decrease was primarily attributable to an $11.3 million reduction in sales from the refranchising of 34 lower-performing drive-ins during the second quarter of fiscal year 2012 and a $2.5 million decrease related to drive-ins that were closed during or subsequent to fiscal year 2012, partially offset by a $10.0 million improvement in same-store sales and $1.7 million of incremental sales from new drive-in openings.

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

Franchise Information
($ In thousands)

	Year ended August 31,
	2014	2013	2012
Franchise Drive-In sales	$3,627,395	$3,479,880	$3,386,218
Percentage increase	4.2%	2.8%	3.3%

Franchise Drive-Ins in operation(1):
Total at beginning of year	3,126	3,147	3,115
Opened	37	25	36
Acquired from (sold to) the Company, net	7	(1)	35
Closed (net of re-openings)	(43)	(45)	(39)
Total at end of year	3,127	3,126	3,147

Average sales per Franchise Drive-In	$1,170	$1,125	$1,081

Change in same-store sales(2)	3.5%	2.3%	2.2%

Franchising revenues(3)	$142,707	$135,522	$134,588
Percentage increase (decrease)	5.3%	0.7%	2.0%

Effective royalty rate(4)	3.78%	3.74%	3.72%
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

Same-store sales for Franchise Drive-Ins increased 3.5% for fiscal year 2014 and 2.3% for fiscal year 2013, showing continued momentum from the initiatives we have implemented to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness.  Franchising revenues increased $7.2 million, or 5.3%, for fiscal year 2014 as compared to fiscal year 2013.  The increase in franchising revenues was driven by an increase in franchise royalties primarily attributable to a 3.5% increase in same-store sales and an increase in franchise fees from the increase in Franchise Drive-In openings.  Lease revenues decreased compared to the prior year due to a franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings leased or subleased from the Company.  The effective royalty rate increased slightly compared to fiscal year 2013 primarily as a result of improved same-store sales.

Franchising revenues increased by $0.9 million, or 0.7%, to $135.5 million for fiscal year 2013 as compared to $134.6 million for fiscal year 2012.  The increase in franchise revenues was primarily driven by a $4.0 million increase in royalties resulting from same-store sales increases partially offset by various development incentives and certain franchisee restructuring efforts.  These royalty increases were also partially offset by a $1.8 million decline in lease revenue due to the franchisee’s purchase during the second quarter of fiscal year 2013 of land and buildings leased or subleased from the Company and a $1.3 million decline in franchise fees.

Other revenues decreased $0.5 million to $4.3 in fiscal year 2014 and were flat in fiscal year 2013 as compared to the prior year.  The decrease in fiscal year 2014 was partially due to changes in income from minority investments in franchise operations.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Fiscal year ended
	August 31,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.7%	28.5%	0.2
Payroll and other employee benefits	34.5	35.4	(0.9)
Other operating expenses	21.2	21.4	(0.2)
Cost of Company Drive-In sales	84.4%	85.3%	(0.9)

	Fiscal year ended
	August 31,		Percentage Points
	2013	2012	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.5%	28.1%	0.4
Payroll and other employee benefits	35.4	35.7	(0.3)
Other operating expenses	21.4	22.1	(0.7)
Cost of Company Drive-In sales	85.3%	85.9%	(0.6)

Drive-in level margins improved by 90 basis points during fiscal year 2014 reflecting leverage from improved same-store sales and, to a lesser extent, the closure of 12 lower-performing Company Drive-Ins on August 31, 2013.  Food and packaging costs were slightly unfavorable by 20 basis points, which primarily resulted from increased costs in beef and dairy that were partially offset by menu price increases in the second half of the fiscal year.  Payroll and other employee benefits, as well as other operating expenses, improved 110 basis points mainly as a result of leveraging improved sales and the closure of lower-performing Company Drive-Ins discussed above.

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

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 5.1% to $69.4 million for fiscal year 2014, and increased 1.3% to $66.0 million during fiscal year 2013 as compared to fiscal year 2012.  The increase in SG&A expense for fiscal year 2014 was largely attributable to an increase in salary and benefits as a result of additional headcount in support of the company’s technology initiatives and higher variable compensation due to improved operating performance.    The increase for fiscal year 2013 was largely attributable to an increase in variable compensation offset by a decline in bad debt expense due to improved sales and profitability at Franchise Drive-Ins.

Depreciation and Amortization.    Depreciation and amortization expense increased 4.5% to $42.2 million in fiscal year 2014.  The increase during fiscal year 2014 was primarily attributable to our increased investment in technology initiatives at Company Drive-Ins partially offset by a franchisee’s purchase, during the second fiscal quarter of 2013, of land and buildings previously leased or subleased from the Company.  Depreciation and amortization decreased 3.6% to $40.4 million in fiscal year 2013.  The decline in fiscal year 2013 was primarily a result of the franchisee’s purchase of land and buildings described above.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets decreased $1.7 million to $0.1 million in fiscal year 2014, compared to $1.8 million for fiscal year 2013 and $0.8 million for 2012.  The decrease in fiscal year 2014 was primarily the result of the $1.6 million impairment charge in fiscal year 2013 for the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology.

Other Operating Income and Expense, Net.  Fiscal year 2014 reflected $0.2 million in other operating income compared to other operating net expense of $1.9 million for fiscal year 2013 and other operating income of $0.5 million for fiscal year 2012.   This $2.1 million change for fiscal year 2014 and $2.4 million change for fiscal year 2013 are both primarily the result of the loss recorded on the closure of 12 lower-performing Company Drive‑Ins at the end of fiscal year 2013.

Net Interest Expense.  Excluding the item outlined below, net interest expense decreased $3.6 million in fiscal year 2014 and $2.5 million in fiscal year 2013.  The decrease in fiscal year 2014 was primarily related to a decline in our weighted-average interest rate attributable to our partial debt refinancing completed in the fourth quarter of fiscal year 2013 and a decline in our long-term debt balance.  The decrease in fiscal year 2013 was primarily the result of a decline in our long-term debt balance.  Fiscal year 2013 reflects a $4.4 million loss on extinguishment of debt related to our $20.0 million debt prepayment during the second quarter and our $155.0 million partial debt refinancing in the fourth quarter.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 35.0% for fiscal year 2014 compared with 34.8%  for fiscal year 2013.  The slightly higher effective income tax rate for fiscal year 2014 was primarily attributable to legislation that reinstated and extended the Work Opportunity Tax Credit (“WOTC”) in fiscal year 2013 but expired in fiscal year 2014.  The tax rate for fiscal year 2013 decreased from the fiscal year 2012 rate of 37.7%.  This decrease was primarily attributable to the expiration of a state statute of limitations related to an uncertain tax position and legislation that reinstated and extended the WOTC.  Our fiscal year 2015 tax rate may vary depending upon the reinstatement of the WOTC, which expired on December 31, 2013, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $9.8 million, or 1.5%, to $651.0 million during fiscal year 2014 from $660.8 million at the end of fiscal year 2013.   The decrease during the year was primarily attributable to a decline in cash of $42.2 million and current-year depreciation of $42.2 million.  These declines were partially offset by $79.0 million in property and equipment additions (largely technology).

Total liabilities increased $5.0 million to $588.3 million during fiscal year 2014 from $583.3 million at the end of fiscal year 2013.  The increase was primarily attributable to the $4.9 million dividend declared in August 2014 and payable in November 2014.

Total stockholders’ equity decreased $14.8 million, or 19.1%, to $62.7 million during fiscal year 2014 from $77.5 million at the end of fiscal year 2013. This decrease was primarily attributable to $80.0 million in purchases of common stock under our stock repurchase program and was partially offset by current-year earnings of $47.9 million and $17.4 million from the issuance of stock related to stock option exercises during fiscal year 2014.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $15.7 million to $103.5 million for fiscal year 2014 as compared to $87.8 million in fiscal year 2013.  This increase primarily resulted from the receipt of federal income tax refunds of $9.2 million and lower income tax payments for fiscal year 2014 as compared to fiscal year 2013, mainly attributable to the timing of estimated payments along with an  $11.2 million increase in net income.    These increases were partially offset by a $4.4 million decrease due to the fiscal year 2013 loss from the early extinguishment of debt.

Investing Cash Flows.    Cash used in investing activities increased $69.3 million to $70.5 million for fiscal year 2014 compared to $1.2 million for fiscal year 2013.  During fiscal year 2014, we used $79.0 million of cash for investments in property and equipment as outlined in the table below.

The following table sets forth the components of our investments in property and equipment for fiscal year 2014 (in millions):

Replacement equipment and technology for existing drive-ins	$59.8
Rebuilds, relocations, remodels and retrofits of existing drive-ins	5.1
Brand technology investments	5.1
Newly constructed Company Drive-Ins	4.5
Newly constructed drive-ins leased to franchisees	3.2
Acquisition of underlying real estate for drive-ins	1.3
Total purchases of property and equipment	$79.0

These purchases increased $37.7 million compared to the same period last year, mostly related to our increased investments in technology.  Additionally, proceeds from the sale of assets declined $31.3 million primarily related to proceeds from a franchisee’s purchase, during the second quarter of fiscal year 2013, of land and buildings previously leased or subleased from the Company.

Financing Cash Flows.    Net cash used in financing activities increased $13.8 million to $75.2 million for fiscal year 2014 as compared to $61.4 million in fiscal year 2013.  This increase primarily relates to a $43.2 million increase in purchases of treasury stock, partially offset by a $24.5 million decrease in debt payments and a $5.0 million decrease in debt issuance and extinguishment costs during fiscal year 2014.

In the second quarter of fiscal year 2013, we made a debt prepayment, at par, of $20.0 million on our Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (“2011 Fixed Rate Notes”).  In the fourth quarter of fiscal year 2013, in a private transaction we refinanced $155 million of the 2011 Fixed Rate Notes with the issuance of $155 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, with no scheduled principal amortization.  As a result, mandatory debt payments have decreased from $15.0 million to $9.8 million per year.  Additionally, in the fourth quarter of fiscal year 2013, we extended the renewal date of our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (“2011 Variable Funding Notes”) by two years to May 2018 and decreased the base spread from 3.75% to 3.50%.

At August 31, 2014, the balance outstanding under the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes, including accrued interest, totaled $282.6 million and $155.2 million, respectively, and there was no outstanding balance under our 2011 Variable Funding Notes.  The weighted-average interest cost of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes was 5.7% and was 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes, representing a majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income.  An additional $4.1 million in debt origination costs were capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.  The amount of loan costs expected to be amortized over the next

12 months is reflected in “Other current assets” on the Consolidated Balance Sheets.  For additional information on our 2011 Notes and 2013 Fixed Rate Notes, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In October 2011, our Board of Directors approved a $30 million share repurchase program.  Under that program, we were authorized to purchase up to $30 million of our outstanding shares of common stock through August 31, 2012.  During fiscal year 2012, the Company completed this share repurchase program.

In August 2012, our Board of Directors approved a $40 million share repurchase program.  Under that program, we were authorized to purchase up to $40 million of our outstanding shares of common stock through August 31, 2013.  In January 2013, the Board of Directors increased the purchase authorization to $55 million.  During fiscal year 2013, we completed this share repurchase program.

In August 2013, the Board of Directors extended the share repurchase program, authorizing us to purchase up to $40 million of our outstanding shares of common stock. In January 2014, our Board of Directors approved an incremental $40 million authorization for this program that allowed for up to $80 million of common stock to be repurchased through August 31, 2014.

As part of this program, in February 2014, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of our common stock.  In exchange for a $40 million up-front payment, the financial institution delivered approximately 2.1 million shares.  During March 2014, the ASR purchase period concluded with no additional shares delivered, resulting in an average price per share of $19.13.  We reflected the ASR transaction as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

The Company completed the Board-approved share repurchase program during fiscal year 2014, with approximately 4.1 million shares repurchased, resulting in an average price per share of $19.61.

In August 2014, our Board of Directors further extended our share repurchase program, authorizing us to purchase up to $105 million of our outstanding shares of common stock during fiscal year 2015.

Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2014, cash flows from operations and borrowings under our 2011 Variable Funding Notes.

As of August 31, 2014, our total cash balance of $55.6 million ($35.7 million of unrestricted and $19.9 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for share repurchases,  debt prepayment and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $100 million available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years.  However, in August 2014, the Board of Directors initiated a cash dividend program under which the Company will pay a regular quarterly cash dividend.  The Board declared the first quarterly cash dividend of $0.09 per share of common stock to be paid to stockholders of record as of the close of business on November 12, 2014, with a payment date of November 21, 2014.  The total dividend payable at August 31, 2014 was $4.9 million and is included in accrued liabilities in the consolidated balance sheet.  Future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements.  Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 7 - Leases and note 15 – Commitments and Contingencies to our Consolidated Financial Statements, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2014 (in thousands):

		Payments Due by Fiscal Year
					More than
		Less than	1 - 3	3 - 5	5 Years
		1 Year	Years	Years	(2020 and
	Total	(2015)	(2016-2017)	(2018-2019)	thereafter)
Contractual Obligations
Long-term debt(1)	$526,895	$31,198	$60,756	$274,774	$160,167
Capital leases	35,096	5,149	9,585	7,563	12,799
Operating leases	124,971	11,274	20,446	17,642	75,609
Purchase obligations(2)	307,997	29,050	44,435	47,338	187,174
Other(3)	18,008	-	-	-	-
Total	$1,012,967	$76,671	$135,222	$347,317	$435,749
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

(3)  Includes $2.5 million of unrecognized tax benefits related to uncertain tax positions and $15.5 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

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

Accounting for Long-Lived Assets.    We review Company Drive-In assets for impairment when events or circumstances indicate they might be impaired.  We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  This process requires us to estimate fair values of our drive-ins by making assumptions regarding future cash flows and other factors.  It is reasonably possible that our estimates  of future cash flows could change resulting in the need to write down to fair value certain Company Drive-In assets.

We assess the recoverability of goodwill at least annually and more frequently if events or changes in circumstances occur indicating that the carrying amount of goodwill may not be recoverable or as a result of allocating goodwill to Company Drive-Ins that are sold.  Since the Company is one reporting unit, we identify potential goodwill impairment by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired.

During the fourth quarter of fiscal year 2014, we performed our annual assessment of recoverability of goodwill and determined that no impairment was indicated.  As of the impairment testing date, the fair value of the Company significantly exceeded the carrying value.  As of August 31, 2014, the Company had $77.1 million of goodwill.

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

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may give rise to us owing additional taxes.  We adjust our uncertain tax positions until they are resolved in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and penalty and interest accruals associated with uncertain tax positions.  We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.  However, to the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2014, was primarily based on the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes with an effective rate of 5.4% and 3.75%, respectively, before amortization of debt-related costs.  At August 31, 2014, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated their carrying value of $437.8 million, including accrued interest.  To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes would decrease or increase by approximately $15 million, respectively.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 1992.  Based on our assessment, we believe that, as of August 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the 2014 financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  The report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework - 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sonic Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control – Integrated Framework - 1992 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sonic Corp. as of August 31, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended August 31, 2014 of Sonic Corp., and our report dated October 24, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Oklahoma City, Oklahoma
October 24, 2014

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2014 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Financial Statement Schedule

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

10.04.       Sonic Corp. Stock Purchase Plan, as amended and restated effective April 20, 2011, which the Company incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.05.       Sonic Corp. Savings and Profit-Sharing Plan, as amended and restated effective January 1, 2013, which the Company incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on July 3, 2013.*

10.06.       Sonic Corp. Nonqualified Deferred Compensation Plan as amended and restated April 10, 2013, which the Company incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2013.*

10.07.       Form of Indemnification Agreement for Directors, which the Company incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.08.       Form of Indemnification Agreement for Officers, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.09.       Form of Chief Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.10.       Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.11.       Amended and Restated Sonic Corp. Executive Severance Plan dated September 1, 2014.*

10.12.       2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.13.       2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K filed on October 29, 2010.*

10.14.       Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 16, 2014, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form S-8 filed on April 4, 2014.*

10.15.       Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

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

23.02.       Consent of Independent Registered Public Accounting Firm.

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

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited the accompanying consolidated balance sheet of Sonic Corp. and subsidiaries as of August 31, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended August 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II as of August 31, 2014, and for the year ended August 31, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Corp. and subsidiaries at August 31, 2014, and the results of their operations and their cash flows for the year ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework - 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2014, expressed an unqualified opinion on the effectiveness of Sonic Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Oklahoma City, Oklahoma

October 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited the accompanying consolidated balance sheet of Sonic Corp. as of August 31, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended August 31, 2013.   Our audits also included the 2013 and 2012 financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Corp. at August 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related 2013 and 2012 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 25, 2013

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,694	$77,896
Restricted cash	13,208	11,823
Accounts and notes receivable, net	32,833	29,142
Income taxes receivable	1,887	7,728
Inventories	3,349	3,678
Prepaid expenses	5,917	5,032
Other current assets	2,824	5,423
Total current assets	95,712	140,722
Noncurrent restricted cash	6,652	6,791
Notes receivable, net	8,155	10,013
Property, equipment and capital leases, net	441,969	399,661
Goodwill	77,093	77,093
Other assets, net	21,391	26,514
Total assets	$650,972	$660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,207	$13,100
Franchisee deposits	2,678	4,048
Accrued liabilities	43,681	37,221
Income taxes payable	2,461	4,241
Current maturities of long-term debt and capital leases	13,484	14,320
Total current liabilities	79,511	72,930
Obligations under capital leases due after one year	23,050	22,458
Long-term debt due after one year	427,527	437,380
Deferred income taxes	37,611	34,915
Other non-current liabilities	20,598	15,647
Commitments and contingencies (Notes 7,8,14,15)
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized; shares issued
118,309 in 2014 and 118,309 in 2013	1,183	1,183
Paid-in capital	225,004	224,768
Retained earnings	801,202	758,138
Treasury stock, at cost; 64,505 shares in 2014 and 62,025 in 2013	(964,714)	(906,625)
Total stockholders’ equity	62,675	77,464
Total liabilities and stockholders’ equity	$650,972	$660,794

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal year ended August 31,
	2014	2013	2012
Revenues:
Company Drive-In sales	$405,363	$402,296	$404,443
Franchise Drive-Ins:
Franchise royalties and fees	138,416	130,737	128,013
Lease revenue	4,291	4,785	6,575
Other	4,279	4,767	4,699
Total revenues	552,349	542,585	543,730

Costs and expenses:
Company Drive-Ins:
Food and packaging	116,325	114,545	113,775
Payroll and other employee benefits	139,939	142,511	144,531
Other operating expenses, exclusive of
depreciation and amortization included below	85,845	86,153	89,164
Total cost of Company Drive-In sales	342,109	343,209	347,470

Selling, general and administrative	69,415	66,022	65,173
Depreciation and amortization	42,210	40,387	41,914
Provision for impairment of long-lived assets	114	1,776	764
Other operating (income) expense, net	(176)	1,943	(531)
Total costs and expenses	453,672	453,337	454,790
Income from operations	98,677	89,248	88,940

Interest expense	25,382	29,098	31,608
Interest income	(469)	(592)	(630)
Net loss from early extinguishment of debt	-	4,443	-
Net interest expense	24,913	32,949	30,978
Income before income taxes	73,764	56,299	57,962
Provision for income taxes	25,848	19,598	21,877
Net income	$47,916	$36,701	$36,085

Basic income per share	$0.87	$0.65	$0.60
Diluted income per share	$0.85	$0.64	$0.60

Cash dividends declared per common share	$0.09	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

						Total
	Common	Paid-in	Retained	Treasury Stock		Stockholders’
	Stock	Capital	Earnings	Shares	Amount	Equity
Balance at August 31, 2011	$1,183	$229,399	$687,431	56,316	$(866,317)	$51,696
Net income	-	-	36,085	-	-	36,085
Stock-based compensation expense	-	4,295	-	-	-	4,295
Purchase of treasury stock	-	-	-	4,157	(31,102)	(31,102)
Exercise of stock options and
issuance of restricted stock	-	(820)	(529)	(108)	1,629	280
Other	-	(2,331)	(373)	(40)	697	(2,007)
Balance at August 31, 2012	$1,183	$230,543	$722,614	60,325	$(895,093)	$59,247
Net income	-	-	36,701	-	-	36,701
Stock-based compensation expense	-	3,630	-	-	-	3,630
Purchase of treasury stock	-	-	-	3,332	(35,480)	(35,480)
Exercise of stock options and
issuance of restricted stock	-	(6,127)	(1,057)	(1,607)	23,527	16,343
Other	-	(3,278)	(120)	(25)	421	(2,977)
Balance at August 31, 2013	$1,183	$224,768	$758,138	62,025	$(906,625)	$77,464
Net income	-	-	47,916	-	-	47,916
Cash dividends declared per common share	-	-	(4,852)	-	-	(4,852)
Stock-based compensation expense	-	3,742	-	-	-	3,742
Purchase of treasury stock	-	-	-	4,080	(80,045)	(80,045)
Exercise of stock options and
issuance of restricted stock	-	(4,186)	-	(1,575)	21,593	17,407
Other	-	680	-	(25)	363	1,043
Balance at August 31, 2014	$1,183	$225,004	$801,202	64,505	$(964,714)	$62,675

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$47,916	$36,701	$36,085
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	42,210	40,387	41,914
Stock-based compensation expense	3,742	3,630	4,295
Net loss from early extinguishment of debt	-	4,443	-
Other	(1,628)	2,381	788
(Increase) decrease in operating assets:
Restricted cash	(1,428)	(2,431)	2,586
Accounts receivable and other assets	(5,977)	1,613	(2,591)
Increase (decrease) in operating liabilities:
Accounts payable	640	2,324	(932)
Accrued and other liabilities	7,347	5,129	(828)
Income taxes	10,726	(6,338)	13,811
Total adjustments	55,632	51,138	59,043
Net cash provided by operating activities	103,548	87,839	95,128

Cash flows from investing activities:
Purchases of property and equipment	(79,008)	(41,338)	(24,175)
Proceeds from sale of assets	2,148	33,475	9,929
Other	6,337	6,679	(9,863)
Net cash used in investing activities	(70,523)	(1,184)	(24,109)

Cash flows from financing activities:
Payments on and purchases of debt	(9,976)	(189,499)	(15,220)
Proceeds from borrowings	-	155,000	-
Restricted cash for securitization obligations	181	1,921	269
Purchases of treasury stock	(79,786)	(36,582)	(30,000)
Proceeds from exercise of stock options	17,407	16,343	280
Debt issuance and extinguishment costs	(151)	(5,137)	(57)
Other	(2,902)	(3,452)	(3,153)
Net cash used in financing activities	(75,227)	(61,406)	(47,881)

Net increase (decrease) in cash and cash equivalents	(42,202)	25,249	23,138
Cash and cash equivalents at beginning of year	77,896	52,647	29,509
Cash and cash equivalents at end of year	$35,694	$77,896	$52,647

Supplemental cash flow information
Cash paid during the year for:
Interest	$23,701	$27,352	$29,283
Income taxes (net of refunds)	$14,143	$25,440	$11,114
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	259	(1,102)	1,102
Notes receivable and direct financing leases from property disposition	-	8,661	-
Stock options exercised by stock swap	4,634	-	-
Change in obligation for purchase of property and equipment	3,097	(477)	(1,061)
Dividend payable	4,852	-	-

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

1.    Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service restaurants in the United States.  It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees.  The Company also leases signs and real estate, and receives equity earnings in noncontrolling ownership in a number of Franchise Drive‑Ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes.  Actual results may differ from those estimates, and such differences may be material to the financial statements.

Reclassifications

Certain amounts reported in previous years, which are not material, have been combined and reclassified to conform to the current-year presentation.

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments.  The management approach is based upon the way that management reviews performance and allocates resources.  There were changes in the management structure and the manner in which Sonic manages the business that were effective for fiscal year 2014.  Additionally, the Company’s chief operating decision maker and his management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Sonic brand.  Accordingly, the Company has determined that it has one operating segment, and therefore, one reporting segment.

Cash Equivalents

Cash equivalents consist of highly liquid investments, primarily money market accounts that mature in three months or less from date of purchase, and depository accounts.

Restricted Cash

As of August 31, 2014, the Company had restricted cash balances totaling $19.9 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $13.2 million represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $6.7 million represents interest reserves required to be set aside for the duration of the debt.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Accounts and Notes Receivable

The Company charges interest on past due accounts receivable and recognizes income as it is collected.  Interest accrues on notes receivable based on the contractual terms of the respective note.  The Company monitors all accounts and notes receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected.  The Company assesses credit risk for accounts and notes receivable of specific franchisees based on payment history, current payment patterns, the health of the franchisee’s business, and an assessment of the franchisee’s ability to pay outstanding balances.  In addition to allowances for bad debt for specific franchisee receivables, a general provision for bad debt is estimated for the Company’s accounts receivable based on historical trends.  Account balances generally are charged against the allowance when the Company believes that the collection is no longer reasonably assured.   The Company continually reviews its allowance for doubtful accounts.

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

Accounting for Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in.  The Company’s primary test for an indicator of potential impairment is operating losses of the related drive-in.  If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal.  If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Fair value is typically determined to be the value of the land, since drive-in buildings and improvements are single-purpose assets and have little value to market participants.  The equipment associated with a store can be easily relocated to another store, and therefore is not adjusted.

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell.  The majority of the value in surplus property is land.  Fair values are estimated based upon management’s assessment as well as independent market value assessments of the assets’ estimated sales values.

Goodwill and Other Intangible Assets

Goodwill is determined based on acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.  The Company tests goodwill at least annually for impairment using the fair value approach on a reporting unit basis.

Since the Company is one reporting unit in fiscal year 2014, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired.  During the fourth quarter of fiscal year 2014, the annual assessment of recoverability of goodwill was performed and no impairment was indicated.  Prior to fiscal year 2014, the Company had two reporting units.  In comparing the carrying value and the fair value of the reporting units, the company estimated fair value based on a comparison of two approaches: an income approach, using the discounted cash flow method, and a market approach, using the guideline public company method.  During the fourth quarter of fiscal 2013, the annual assessment of recoverability of goodwill was performed and no impairment was indicated.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 5 - Goodwill and Other Intangibles for additional related disclosures.

Refranchising and Closure of Company Drive-Ins

Gains and losses from the sale or closure of Company Drive-Ins are recorded as “Other operating (income) expense, net” on the Consolidated Statements of Income.

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

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

property, which can occur before rent payments are due under the terms of the lease.  Contingent rent is generally based on sales levels and is accrued at the point in time it is probable that such sales levels will be achieved.

Advertising Costs

Costs incurred in connection with the advertising and promoting of the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $22.4 million in fiscal years 2014 and 2013 and $22.6 million in fiscal year 2012.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (“Sonic Brand Fund”) and spend an additional minimum percentage of gross revenues on advertising, either directly or through Company-required participation in advertising cooperatives.  A significant portion of the advertising cooperative contributions is remitted to the System Marketing Fund, which purchases advertising on national cable and broadcast networks and local broadcast networks and funds other national media expenses and sponsorship opportunities.  As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Company Drive-Ins are recorded as expense on the Company’s financial statements.

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

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the award, generally the vesting period of the grant.  For additional information on stock-based compensation see note 13 - Stockholders’ Equity.

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

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•

Notes receivable - As of August 31, 2014 and 2013, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The update permits the use of either the retrospective or cumulative effect transition method, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal year ended
	August 31,
	2014	2013	2012
Numerator:
Net income	$47,916	$36,701	$36,085

Denominator:
Weighted average common shares outstanding– basic	55,164	56,384	60,078
Effect of dilutive employee stock options and
unvested restricted stock units	1,455	807	94
Weighted average common shares – diluted	56,619	57,191	60,172

Net income per common share – basic	$0.87	$0.65	$0.60
Net income per common share – diluted	$0.85	$0.64	$0.60

Anti-dilutive securities excluded(1)	988	3,278	6,705
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

3.  Impairment of Long-Lived Assets

During the fiscal years ended August 31, 2014,  2013 and 2012, the Company identified impairments for certain brand technology assets and surplus property through regular quarterly reviews of long-lived assets.  The recoverability of Company Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company Drive-Ins.  This involves estimating same-store sales and margins for the cash flow periods.  When impairment exists, the carrying value of the asset is written down to fair value.

In fiscal years 2014 and 2012, the Company recorded $0.1 and $0.8 million, respectively, in provisions for impairment resulting from the assessment of surplus properties.  These write-downs were completed to reduce the carrying amount of these properties to fair value.

The Company’s assessment in fiscal year 2013 resulted in provisions for impairment totaling $1.8 million.  Of this total, $1.6 million related to the write-off of assets associated with a change in the vendor providing technology for the Sonic system’s new point-of-sale technology.  The remaining $0.2 million reflects reducing the carrying amount of surplus properties to fair value.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

4.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	August 31,	August 31,
	2014	2013
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$18,292	$16,506
Notes receivable from franchisees	1,468	4,003
Receivables from advertising funds	5,597	5,203
Other	9,068	4,977
Accounts and notes receivable, gross	34,425	30,689
Allowance for doubtful accounts and notes receivable	(1,592)	(1,547)
Accounts and notes receivable, net	$32,833	$29,142

Noncurrent Notes Receivable:
Receivables from franchisees	$4,688	$5,003
Receivables from advertising funds	3,646	5,810
Allowance for doubtful notes receivable	(179)	(800)
Notes receivable, net	$8,155	$10,013

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

5.  Goodwill and Other Intangibles

As of August 31, 2014, the Company had $77.1 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

	Fiscal year ended
	August 31,
	2014	2013
Balance at beginning of year	$77,093	$76,997
Goodwill acquired during the year	-	96
Balance at end of year	$77,093	$77,093

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $10.3 million at August 31, 2014 and 2013 and is included in other assets in the accompanying consolidated balance sheets.  Accumulated amortization related to these intangible assets was $5.0 million and $4.1 million at August 31, 2014 and 2013, respectively.  Intangible assets amortization expense was $0.9 million for the fiscal years ended August 31, 2014 and 2013 and $0.8 million for fiscal year 2012.  At August 31, 2014, the remaining weighted-average life of amortizable intangible assets was approximately 11 years.  Estimated intangible assets amortization expense is $0.9 million annually for fiscal years 2015, 2016 and 2017 and $0.3 million for fiscal years 2018 and 2019.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

6.  Other Operating Income and Expenses

During fiscal year 2013, the Company completed an assessment in advance of capital expenditures for planned technology initiatives and closed 12 lower-performing Company Drive-Ins as of August 31, 2013, resulting in a loss of $2.4 million.  The loss included rent accruals for the remaining lease term, write-down of real estate and other costs associated with store closures.  Additionally, in the second quarter of fiscal year 2013, a franchisee purchased land and buildings leased or subleased from the Company relating to previously refranchised drive-ins.  At the time of the sale, these assets had a carrying value of $38.4 million.  The Company received $29.7 million in cash at closing and received the remaining $8.7 million through the combination of a note receivable and a direct financing lease, all of which were repaid as of August 31, 2014.  In conjunction with the sale and the assignment of third-party leases, the Company removed its escalating lease liability related to the sold properties, which resulted in a small gain and partially offset the drive-in closure loss described above.

7.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing operations consist principally of leasing certain land, buildings and signs as well as subleasing certain buildings to franchise operators.  The Company has one significant master lease agreement with a franchisee as a result of previously refranchised drive-ins.  The land and building portions of all leases are classified as operating leases with lease terms expiring through September 2030.  These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  Most of the leases contain renewal options at the end of the initial term for periods of five years.  The sign portions of these leases are classified principally as direct financing leases and expire through November 2021.  Additional direct financing leases, entered into as a result of the franchisee-exercised option discussed in note 6 – Other Operating Income and Expenses, include the assignment of capital leases expiring through March 2018.

Components of net investment in direct financing leases are as follows at August 31:

	2014	2013
Minimum lease payments receivable	$717	$1,701
Less unearned income	(82)	(170)
Net investment in direct financing leases	635	1,531
Less amount due within one year	(278)	(344)
Amount due after one year	$357	$1,187

Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material.  Accordingly, no portion of unearned income has been recognized to offset those costs.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Future minimum rental payments receivable as of August 31, 2014, are as follows:

	Operating	Direct Financing
Years ended August 31:
2015	$6,976	$319
2016	6,891	174
2017	6,919	133
2018	6,971	65
2019	6,930	14
Thereafter	34,254	12
	$68,941	717
Less unearned income		(82)
		$635

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

Future minimum rental payments required under operating leases and maturities under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2014, are as follows:

	Operating	Capital
Years ended August 31:
2015	$11,274	$5,149
2016	10,631	5,115
2017	9,815	4,470
2018	9,410	4,161
2019	8,232	3,402
Thereafter	75,609	12,799
Total minimum lease payments(1)	$124,971	35,096
Less amount representing interest averaging 6.5%		(8,353)
Present value of net minimum lease payments		26,743
Less amount due within one year		(3,693)
Amount due after one year		$23,050
—————————

(1)  Minimum payments have not been reduced by future minimum rentals receivable under noncancelable operating and capital subleases of $10.6 million and $1.6 million, respectively.  They also do not include contingent rentals which may be due under certain leases.  Contingent rentals for capital leases amounted to $0.8 million in fiscal years 2014, 2013 and 2012.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Total rent expense for all operating leases consists of the following for the years ended August 31:

	2014	2013	2012
Minimum rentals	$12,449	$13,154	$14,555
Contingent rentals	161	93	103
Total rent expense	12,610	13,247	14,658
Less sublease rentals	(1,905)	(1,747)	(2,851)
Net rent expense	$10,705	$11,500	$11,807

8.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated
	Useful Life	2014	2013
Property, equipment and capital leases:
Land		$156,336	$153,868
Buildings and improvements	8 – 25 yrs	345,309	336,383
Drive-In equipment	5 – 7 yrs	136,556	114,990
Brand technology development and other equipment	2 – 5 yrs	82,575	76,585
Property and equipment, at cost		720,776	681,826
Accumulated depreciation		(298,580)	(301,236)
Property and equipment, net		422,196	380,590

Capital leases	Life of lease	50,243	47,371
Accumulated amortization		(30,470)	(28,300)
Capital leases, net		19,773	19,071
Property, equipment and capital leases, net		$441,969	$399,661

Depreciation expense for property and equipment was $37.6 million, $35.6 million and $37.2 million for fiscal years 2014, 2013 and 2012, respectively.  Land, buildings and equipment with a carrying amount of $163.8 million at August 31, 2014, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $58.2 million at August 31, 2014.  Amortization expense related to capital leases is included within “Depreciation and amortization” on the Consolidated Statements of Income.  As of August 31, 2014, the Company had two drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.5 million,  $0.7 million and $0.3 million for fiscal years 2014, 2013 and 2012, respectively.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2014	2013
Wages and employee benefit costs	$14,302	$14,611
Property taxes, sales and use taxes and employment taxes	9,570	9,219
Unredeemed gift cards	8,577	8,272
Dividend payable	4,852	-
Other	6,380	5,119
	$43,681	$37,221

10.  Debt

Long-term debt consists of the following at August 31:

	2014	2013
Class A-2 2013-1 senior secured fixed rate notes	$155,000	$155,000
Class A-2 2011-1 senior secured fixed rate notes	282,238	291,988
Other	80	306
	437,318	447,294
Less long-term debt due within one year	(9,791)	(9,914)
Long-term debt due after one year	$427,527	$437,380

At August 31, 2014, future maturities of long-term debt were $9.8 million for fiscal years 2015, 2016 and 2017, $253.0 million for fiscal year 2018 and no maturities in fiscal year 2019.

On May 20, 2011,  in a private transaction, various subsidiaries of the Company (the “Co-Issuers”) issued $500 million of Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”),  which bear interest at 5.4% per annum.  The 2011 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2018.  The Co-Issuers also entered into a securitized financing facility of Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes” and, together with the 2011 Fixed Rate Notes, the “2011 Notes”).  This revolving credit facility allows for the issuance of up to $100 million of 2011 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2011 Variable Funding Notes is based on the one-month London Interbank Offered Rate (“LIBOR”) or Commercial Paper (“CP”), depending on the funding source, plus the base spread mentioned below, per annum.  There is a 0.5% annual commitment fee payable monthly on the unused portion of the 2011 Variable Funding Notes facility.

In the second quarter of fiscal year 2013, the Co-Issuers made a debt prepayment, at par, of $20.0 million on the 2011 Fixed Rate Notes.  In the fourth quarter of fiscal year 2013, in a private transaction the Co-Issuers refinanced and paid $155 million of the 2011 Fixed Rate Notes with the issuance of $155 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”),  which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, no scheduled principal amortization and an anticipated repayment date in July 2020.  Additionally, the Co-Issuers extended the 2011 Variable Funding Notes’ renewal date by two years to May 2018 and decreased the base spread from 3.75% to 3.50% in the fourth quarter of fiscal year 2013.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

At August 31, 2014, the balance outstanding under the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes, including accrued interest, was $282.6 million and $155.2 million, respectively, and there was no outstanding balance under the 2011 Variable Funding Notes.  As of August 31, 2013, the balance outstanding under the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes, totaled $292.4 million and $155.2 million,  respectively, including accrued interest and there was no outstanding balance under the 2011 Variable Funding Notes.  The weighted-average interest cost of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes was 5.7% and 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes, representing a majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income.  An additional $4.1 million in debt origination costs were capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.  The amount of loan costs expected to be amortized over the next 12 months is reflected in “Other current assets” on the Consolidated Balance Sheets.

While the 2011 Notes and the 2013 Fixed Rate Notes are structured to provide for seven-year lives from their original issuance dates,  they have legal final maturity dates of May 2041 and July 2043, respectively.   The Company intends to repay or refinance the 2011 Notes and the 2013 Fixed Rate Notes on or before the end of their expected lives.  If the Company prepays the debt prior to the anticipated repayment date the Company may be required to pay a prepayment penalty under certain circumstances.  In the event the 2011 Notes and the 2013 Fixed Rate Notes are not paid in full by the end of their expected lives,  they are subject to an upward adjustment in the interest rate of at least 5% per annum.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full.  Also, any unfunded amount under the 2011 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2014, assets for these combined indirect subsidiaries totaled $319.9 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $19.9 million.   The 2011 Notes and the 2013 Fixed Rate Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes and the 2013 Fixed Rate Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and the 2013 Fixed Rate Notes and pledged substantially all of its assets to secure those obligations.

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

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $34.4 million and $39.1 million at August 31, 2014 and 2013, respectively.  This fair value is estimated using Level 1 methods.

At August 31, 2014, the fair value of the Company’s 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $437.8 million, including accrued interest.  At August 31, 2013, the fair value of the Company’s 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $447.6 million, including accrued interest.    The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

12.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2014	2013	2012
Current:
Federal	$16,580	$16,741	$17,851
State	3,490	2,688	3,892
	20,070	19,429	21,743

Deferred:
Federal	5,328	439	180
State	450	(270)	(46)
	5,778	169	134
Provision for income taxes	$25,848	$19,598	$21,877

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2014	2013	2012
Amount computed by applying a tax rate of 35%	$25,818	$19,705	$20,287
State income taxes (net of federal income tax benefit)	2,562	1,572	1,900
Employment related and other tax credits, net	(1,537)	(1,572)	(1,291)
Adjustment of prior year deferred tax items	-	-	1,559
Other	(995)	(107)	(578)
Provision for income taxes	$25,848	$19,598	$21,877

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

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following at August 31:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$677	$898
Leasing transactions	3,252	3,599
Deferred income	1,773	4,124
Accrued liabilities	3,399	1,995
Stock compensation	4,921	8,024
Other	688	676
State net operating losses	11,305	8,703
Total deferred tax assets	26,015	28,019
Valuation allowance	(11,305)	(8,703)
Total deferred tax assets after valuation allowance	$14,710	$19,316

Deferred tax liabilities:
Prepaid expenses	$(1,498)	$(1,369)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(2,954)	(2,061)
Property, equipment and capital leases	(24,655)	(25,433)
Intangibles and other assets	(19,514)	(18,337)
Debt extinguishment	(3,353)	(4,191)
Total deferred tax liabilities	(51,974)	(51,391)
Net deferred tax liabilities	$(37,264)	$(32,075)

Net deferred tax assets and liabilities are classified as follows:
Current	$347	$2,840
Noncurrent	(37,611)	(34,915)
Total	$(37,264)	$(32,075)

State net operating loss carryforwards expire beginning in December 2014 through May 2035.  Management does not believe the Company will be able to realize the state net operating loss carryforwards and therefore has provided a valuation allowance of $11.3 million and $8.7 million as of August 31, 2014 and 2013, respectively.

As of August 31, 2014 and 2013, the Company had approximately $2.5 million and $2.6 million of unrecognized tax benefits, including approximately $0.4 million and $0.3 million of accrued interest and penalty, respectively.  The liability for unrecognized tax benefits decreased $0.1 million in fiscal year 2014.  The decrease was primarily related to the IRS’ acceptance of a federal tax method change offset by a new uncertain position related to a federal credit.  This entire change in balance impacted the Company’s tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of “Provision for income taxes” in the Consolidated Statements of Income.  During the year ended August 31, 2014,  the Company recognized negligible net expenses.   The Company recognized a net benefit of $0.4 million and $0.1 million,  for fiscal years 2013 and 2012, respectively.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

As of August 31, 2014 and 2013, there are $2.5 million and $2.6 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.   A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2014	2013
Balance at beginning of year	$2,583	$5,451
Additions based on tax positions related to the current year	255	628
Additions for tax positions of prior years	115	960
Reductions for tax positions of prior years	(492)	(3,816)
Reductions due to statute expiration	-	(640)
Balance at end of year	$2,461	$2,583

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  The Company is currently undergoing examinations or appeals by various state and federal authorities.  The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $0.1 million to a decrease of $1.9 million depending on the timing and terms of the examination resolutions.  At August 31, 2014, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2009.

At August 31, 2014 and 2013, the Company had an income tax receivable of $1.9 million and $9.8 million, respectively, primarily relating to expected refunds from amended tax returns.  Based on information available at August 31, 2014, the Company anticipates receiving or being able to apply a majority of these refunds to other tax obligations during fiscal year 2015.  As a result, the entire amount was classified as current during fiscal year 2014.

13.  Stockholders’ Equity

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2014,  0.8 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock and other share-based awards.  At Sonic’s annual meeting of stockholders on January 16, 2014, the stockholders approved an amendment to the 2006 Plan which added an additional 6.6 million shares of common stock available for issuance.  At August 31, 2014, 7.8 million shares were available for grant under the 2006 Plan.  The Company grants stock options with contractual terms of seven to ten years and a vesting period of three years and RSUs also with a vesting period of three years.  Effective in January 2013, awards granted to the Company’s Board of Directors vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2014,  2013 and 2012 was $3.7 million, $3.6 million and $4.3 million, respectively, with related income tax benefits of $1.7 million, $1.2 million and $1.2 million,

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

respectively.  At August 31, 2014, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $4.9 million and is expected to be recognized over a weighted average period of 1.9 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2014,  2013 and 2012.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

The per share weighted average fair value of stock options granted during 2014,  2013 and 2012 was $6.82,  $4.69 and $2.88, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2014	2013	2012
Expected term (years)	4.7	4.9	4.9
Expected volatility	37%	48%	48%
Risk-free interest rate	1.5%	0.8%	0.8%
Expected dividend yield	-%	-%	-%

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

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2014, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2013	5,562	$12.25
Granted	532	20.48
Exercised	(1,727)	12.76
Forfeited or expired	(207)	19.37
Outstanding at August 31, 2014	4,160	$12.73	3.30	$35,255

Exercisable at August 31, 2014	2,977	$12.12	2.38	$27,155

Proceeds from the exercise of stock options for fiscal years 2014, 2013 and 2012 were $17.4 million, $16.3 million and $0.3 million, respectively.  The total intrinsic value of options exercised during the years ended August 31, 2014, 2013 and 2012 was $13.0 million,  $3.8 million and $0.1 million, respectively.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2014 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2013	71	$9.36
Granted	33	20.59
Vested	(56)	10.03
Forfeited	(2)	6.80
Outstanding at August 31, 2014	46	$16.78

The aggregate fair value of restricted stock that vested during the years ended August 31, 2014,  2013 and 2012 was $1.1 million, $0.9 million and $0.5 million, respectively.

Share Repurchase Programs

In October 2011, the Company’s Board of Directors approved a $30 million share repurchase program.  Under that program, the Company was authorized to purchase up to $30 million of its outstanding shares of common stock through August 31, 2012.  During fiscal year 2012, the Company completed this share repurchase program.

In August 2012, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $40 million of its outstanding shares of common stock.  In January 2013, the Board of Directors increased the repurchase program to $55 million in authorized purchases through August 31, 2013.  During fiscal year 2013, approximately 3.3 million shares were acquired pursuant to this program for a total cost of $35.5 million; this is in addition to the approximately 0.1 million shares that were acquired for a total cost of $1.1 million during the fourth quarter of fiscal year 2012.

In August 2013, the Board of Directors extended the share repurchase program through August 31, 2014, with a total authorization of up to $40 million of its outstanding shares of common stock.  In January 2014, the Company’s Board of Directors approved an incremental $40 million authorization for the program that allowed for up to $80 million of common stock to be repurchased through August 31, 2014.  As part of this program, in February 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $40 million of the Company’s common stock.  In exchange for a $40 million up-front payment, the financial institution delivered approximately 2.1 million shares.  During March 2014, the ASR purchase period concluded with no additional shares delivered, resulting in an average price per share of $19.13.  The Company reflected the ASR transaction as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

The Company completed this share repurchase program during fiscal year 2014, with approximately 4.1 million shares repurchased, resulting in an average price per share of $19.61.

In August 2014, the Board of Directors further extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock beginning September 1, 2014 through August 31, 2015.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2014, cash flows from operations and borrowings under our 2011 Variable Funding Notes.

Dividends

The Company did not pay any cash dividends on its common stock during its two most recent fiscal years. However, in August 2014, the Board of Directors initiated a cash dividend program under which the Company will pay a regular quarterly cash dividend.  The Board declared the first quarterly cash dividend of $0.09 per share of common stock to be paid to stockholders of record as of the close of business on November 12, 2014, with a payment date of November 21, 2014.  The total dividend payable at August 31, 2014 was $4.9 million and is included in accrued liabilities in the consolidated balance sheet.  Future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

14.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service.  The Company’s contributions during fiscal years 2014,  2013 and 2012 were $1.3 million,  $1.9 million and $1.7 million, respectively.

The Company has cash incentive plans (the “Incentive Plans”) that apply to certain members of management, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals for a fiscal year are met, a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $6.5 million,  $6.7 million and $4.9 million during fiscal years 2014,  2013 and 2012, respectively.

15.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of August 31, 2014, the balance of the franchisee’s loan was $6.2 million.

SONIC CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014, 2013 and 2012

(In thousands, except per share data)

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2014, the amount remaining under these guaranteed lease obligations totaled $9.3 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2014, the Company had purchase obligations of approximately $308 million which primarily related to its estimated share of system-wide commitments for food products.  The Company has excluded agreements that are cancelable without penalty.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014		2013
Total revenues	$126,652	$126,008	$109,741	$111,141	$152,187	$146,634		$163,769	$158,802
Income from operations	18,359	17,203	12,349	12,018	31,681	29,994		36,288	30,033
Net income(1)(2)	$8,208	$6,133	$4,107	$3,577	$16,776	$14,793		$18,825	$12,198

Basic income
per share(3)	$0.15	$0.11	$0.07	$0.06	$0.31	$0.26	$	$ 0.35	$0.22
Diluted income
per share(3)	$0.14	$0.11	$0.07	$0.06	$0.30	$0.26	$	$ 0.34	$0.21
—————————

(1)  Includes a $0.5 million tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014.

(2)  Includes losses on early extinguishment of debt of $0.5 million and $3.9 million in the second and fourth quarter of fiscal year 2013, respectively, a tax benefit of $0.7 million from the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) and resolution of income tax matters in the second quarter of fiscal year 2013.  Also includes a $2.4 million loss on the closure of 12 lower-performing Company Drive-Ins as a result of an assessment in advance of capital expenditures for pending technology initiatives and an impairment charge of $1.6 million related to the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology in the fourth quarter of fiscal year 2013.

(3)  The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

		Additions	Amounts
	Balance at	Charged to	Written Off
	Beginning of	Costs and	Against the	(Transfers)	Balance at
Description	Year	Expenses	Allowance	Recoveries	End of Year
	(In thousands)
Allowance for doubtful accounts and notes receivable
Fiscal years ended:
August 31, 2014	$2,347	(434)	(142)	-	$1,771
August 31, 2013	2,992	(367)	(278)	-	2,347
August 31, 2012	$3,366	764	(1,152)	14	$2,992

Accrued carrying costs for drive-in closings and disposals
Fiscal years ended:
August 31, 2014	$1,099	339	(546)	(21)	$871
August 31, 2013	568	809	(249)	(29)	1,099
August 31, 2012	$421	366	(219)	-	$568

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of October, 2014.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer and President	October 24, 2014
J. Clifford Hudson, Principal Executive Officer

/s/ Stephen C. Vaughan	Executive Vice President and Chief Financial Officer	October 24, 2014
Stephen C. Vaughan, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Controller	October 24, 2014
Michelle E. Britten, Principal Accounting Officer

/s/ Tony D. Bartel	Director	October 24, 2014
Tony D. Bartel

/s/ Lauren R. Hobart	Director	October 24, 2014
Lauren R. Hobart

/s/ Kate S. Lavelle	Director	October 24, 2014
Kate S. Lavelle

/s/ Michael J. Maples	Director	October 24, 2014
Michael J. Maples

/s/ J. Larry Nichols	Director	October 24, 2014
J. Larry Nichols

/s/ Federico F. Peña	Director	October 24, 2014
Federico F. Peña

/s/ Frank E. Richardson	Director	October 24, 2014
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 24, 2014
Robert M. Rosenberg

/s/ Jeffrey H. Schutz	Director	October 24, 2014
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 24, 2014
Kathryn L. Taylor

EXHIBIT INDEX

Exhibit Number and Description

10.11	Amended and Restated Sonic Corp. Executive Severance Plan dated September 1, 2014
21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
23.02	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document