Form 10-Q
period 2014-11-30
SONIC CORP
filed 2015-01-08
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 2, 2015, approximately 53,517,843 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	November 30,	August 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$45,221	$35,694
Restricted cash	7,792	13,208
Accounts and notes receivable, net	28,089	32,833
Income taxes receivable	61	1,887
Prepaid expenses and other current assets	9,181	12,090
Total current assets	90,344	95,712
Noncurrent restricted cash	6,619	6,652
Notes receivable, net	7,898	8,155
Property, equipment and capital leases	773,331	771,019
Less accumulated depreciation and amortization	(336,563)	(329,050)
Property, equipment and capital leases, net	436,768	441,969

Goodwill	77,001	77,093
Other assets, net	22,987	21,391
Total assets	$641,617	$650,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,289	$17,207
Franchisee deposits	1,459	2,678
Accrued liabilities	40,491	43,681
Income taxes payable	5,204	2,461
Current maturities of long-term debt and capital leases	13,236	13,484
Total current liabilities	75,679	79,511
Obligations under capital leases due after one year	22,430	23,050
Long-term debt due after one year	425,079	427,527
Deferred income taxes	38,420	37,611
Other non-current liabilities	18,538	20,598
Total non-current liabilities	504,467	508,786
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2014)	1,183	1,183
Paid-in capital	224,947	225,004
Retained earnings	811,341	801,202
Treasury stock, at cost; 64,874 shares (64,505 shares at August 31, 2014)	(976,000)	(964,714)
Total stockholders’ equity	61,471	62,675
Total liabilities and stockholders’ equity	$641,617	$650,972

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	November 30,
	2014	2013
Revenues:
Company Drive-In sales	$100,138	$93,499
Franchise Drive-Ins:
Franchise royalties and fees	38,264	31,221
Lease revenue	1,065	886
Other	389	1,046
Total revenues	139,856	126,652

Costs and expenses:
Company Drive-Ins:
Food and packaging	28,573	26,236
Payroll and other employee benefits	35,271	33,340
Other operating expenses, exclusive of
depreciation and amortization included below	22,605	21,807
Total cost of Company Drive-In sales	86,449	81,383

Selling, general and administrative	18,788	17,005
Depreciation and amortization	11,660	10,034
Other operating (income) expense, net	421	(129)
Total costs and expenses	117,318	108,293
Income from operations	22,538	18,359

Interest expense	6,281	6,383
Interest income	(102)	(117)
Net interest expense	6,179	6,266
Income before income taxes	16,359	12,093
Provision for income taxes	6,274	3,885
Net income	$10,085	$8,208

Basic income per share	$0.19	$0.15
Diluted income per share	$0.18	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,085	$8,208
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	11,660	10,034
Stock-based compensation expense	952	828
Other	58	(1,383)
Decrease in operating assets:
Restricted cash	5,407	4,912
Accounts receivable and other assets	4,470	3,799
Increase (decrease) in operating liabilities:
Accounts payable	(179)	(3,088)
Accrued and other liabilities	(4,517)	(4,947)
Income taxes	5,763	9,700
Total adjustments	23,614	19,855
Net cash provided by operating activities	33,699	28,063

Cash flows from investing activities:
Purchases of property and equipment	(10,830)	(7,618)
Proceeds from sale of assets	605	616
Other	7,130	1,271
Net cash used in investing activities	(3,095)	(5,731)

Cash flows from financing activities:
Payments on debt	(2,447)	(2,446)
Purchases of treasury stock	(20,425)	(7,155)
Proceeds from exercise of stock options	7,679	5,961
Payment of dividends	(4,795)	-
Other	(1,089)	(695)
Net cash used in financing activities	(21,077)	(4,335)

Net increase in cash and cash equivalents	9,527	17,997
Cash and cash equivalents at beginning of period	35,694	77,896
Cash and cash equivalents at end of period	$45,221	$95,893

Supplemental cash flow information
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(233)	355
Change in obligation for purchase of property and equipment	(1,625)	182

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2014, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest.  All intercompany accounts and transactions have been eliminated.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,”  which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	November 30,
	2014	2013
Numerator:
Net income	$10,085	$8,208

Denominator:
Weighted average common shares outstanding– basic	53,360	56,292
Effect of dilutive employee stock options and
unvested restricted stock units	1,467	1,605
Weighted average common shares – diluted	54,827	57,897

Net income per common share – basic	$0.19	$0.15
Net income per common share – diluted	$0.18	$0.14

Anti-dilutive securities excluded(1)	455	967
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

3.Share Repurchase Program

In August 2014, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock to be repurchased through August 31, 2015.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In October 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to purchase $15 million of the Company’s common stock.  In exchange for a $15 million up-front payment, the financial institution delivered approximately 0.6 million shares.  The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur in January 2015.

The Company reflected the ASR transaction as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

Including repurchases under the ASR transaction described above, during the first three months of fiscal year 2015, approximately 0.8 million shares were repurchased for a total cost of $20.2 million, resulting in an average price per share of $24.82.

The total remaining amount authorized under the share repurchase program, as of November 30, 2014, was $84.8 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended
	November 30,
	2014	2013
Provision for income taxes	$6,274	$3,885
Effective income tax rate	38.4%	32.1%

The increase in the Company’s effective income tax rate during the first quarter of fiscal year 2015 was primarily attributable to a decrease in employment tax credits due to expired credit provisions and a decrease in unrecognized tax benefits resulting from the acceptance of a federal tax method change that took place during the first quarter of fiscal year 2014.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of November 30, 2014, the balance of the franchisee’s loan was $6.1 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2014, the amount remaining under these guaranteed lease obligations totaled $8.9 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $36.3 million at November 30, 2014 and $34.4 million at August 31, 2014.  This fair value is estimated using Level 1  inputs.

At November 30, 2014, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $435.4 million, including accrued interest.  At August 31, 2014, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $437.8 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes and the 2013 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 8.5% during the first quarter of fiscal year 2015 as compared to an increase of 2.2% for the same period last year.  Same-store sales at Company Drive-Ins increased 7.9% during the first quarter of fiscal year 2015 as compared to an increase of 1.9% for the same period last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, that have set a solid foundation for growth.  Along with new technology initiatives implemented in Company Drive-Ins during fiscal 2014, we continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline  in supporting our layered day-part promotional strategy to drive same-store sales.  All of these initiatives drive Sonic’s multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $139.9 million for the first quarter of fiscal year 2015 from $126.7 million for the same period last year.  The increase in revenues was primarily attributable to an increase in Company Drive-In sales and Franchise Drive-In royalties related to the growth of same-store sales.  Additionally, royalties and franchise fees increased due to license conversions that moved  approximately 900 Franchise Drive-Ins to a higher royalty rate.  Restaurant margins at Company Drive-Ins improved by 70 basis points during the first quarter of fiscal year 2015, reflecting the leverage resulting from positive same-store sales.

First quarter results for fiscal year 2015 reflected net income of $10.1 million or $0.18 per diluted share, as compared to net income of $8.2 million or $0.14 per diluted share for the same period last year.  Excluding the non-GAAP adjustment further described below, net income and diluted earnings per share for the first quarter of fiscal year 2015 increased 31% and 38%, respectively.

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

	Three months ended		Three months ended
	November 30, 2014		November 30, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$10,085	$0.18	$8,208	$0.14
Tax benefit from the IRS' acceptance of a federal tax method change	-	-	(484)	(0.01)
Adjusted - Non-GAAP	$10,085	$0.18	$7,724	$0.13

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

System-wide Performance
($ in thousands)

	Three months ended
	November 30,
	2014	2013
Increase (decrease) in total sales	9.2%	2.4%

System-wide drive-ins in operation(1):
Total at beginning of period	3,518	3,522
Opened	13	7
Closed (net of re-openings)	(14)	(12)
Total at end of period	3,517	3,517

Average sales per drive-in	$290	$266

Change in same-store sales(2)	8.5%	2.2%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	November 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$100,138	$93,499	$6,639	7.1%
Franchise Drive-Ins:
Franchise royalties	36,776	30,912	5,864	19.0
Franchise fees	1,488	309	1,179	381.6
Lease revenue	1,065	886	179	20.2
Other	389	1,046	(657)	(62.8)
Total revenues	$139,856	$126,652	$13,204	10.4%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended
	November 30,
	2014	2013
Company Drive-In sales	$100,138	$93,499
Percentage increase (decrease)	7.1%	0.0%

Company Drive-Ins in operation(1):
Total at beginning of period	391	396
Opened	1	-
Sold to franchisees	(2)	(7)
Closed (net of re-openings)	(1)	(1)
Total at end of period	389	388

Average sales per Company Drive-In	$259	$239

Change in same-store sales(2)	7.9%	1.9%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 7.9% for the first quarter of fiscal year 2015, as compared to an increase of 1.9% for the same period last year, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness while benefitting from the implementation of new technology initiatives at Company Drive-Ins.  Company Drive-In sales increased $6.6 million during the first quarter of fiscal year 2015, as compared to the same period last year, mainly due to an increase of $7.2 million in same-store sales and $0.8 million in incremental sales from new drive-in openings offset by a $1.4 million decrease in sales related to drive-ins that were closed or refranchised during the preceding 12 months.

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

Franchise Information
($ in thousands)

	Three months ended
	November 30,
	2014	2013
Franchise Drive-In sales	$908,276	$829,995
Percentage increase	9.4%	2.6%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,127	3,126
Opened	12	7
Acquired from the Company	2	7
Closed (net of re-openings)	(13)	(11)
Total at end of period	3,128	3,129

Average sales per Franchise Drive-In	$294	$270

Change in same-store sales(2)	8.5%	2.3%

Franchising revenues(3)	$39,329	$32,107
Percentage increase (decrease)	22.5%	2.2%

Effective royalty rate(4)	4.05%	3.72%
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

Same-store sales for Franchise Drive-Ins increased 8.5% for the first quarter of fiscal year 2015, as compared to an increase of 2.3% for the same period last year.  Franchising revenues increased $7.2 million, or 22.5%, for the first quarter of fiscal year 2015, compared to the same period last year.  The increase in franchise revenues was primarily attributable to increases in royalties related to the growth of same-store sales and license conversions that moved approximately 900 Franchise Drive-Ins to a higher royalty rate.  In addition, franchise fees increased not only from the growth in Franchise Drive-In openings but also from the fees related to the license conversions mentioned above.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	November 30,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.5%	28.1%	0.4
Payroll and other employee benefits	35.2	35.6	(0.4)
Other operating expenses	22.6	23.3	(0.7)
Cost of Company Drive-In sales	86.3%	87.0%	(0.7)

Drive-in level margins improved by 70 basis points during the first quarter of fiscal year 2015 reflecting leverage from improved same-store sales.  Food and packaging costs were unfavorable by 40 basis points during the first quarter of fiscal year 2015 primarily as a result of increased beef and dairy costs.  Commodity costs are expected to continue to rise over the remainder of the year, resulting in expectations of slightly unfavorable food and packaging costs, compared to the prior year.  Payroll and other employee benefits, as well as other operating expenses, improved 110 basis points during the quarter mainly as a result of leveraging improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $1.8 million, or 10.5%, to $18.8 million for the first quarter of fiscal year 2015  as compared to the same period last year.  This increase is primarily related to salary and benefits as a result of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to improved operating performance.

Depreciation and Amortization.  Depreciation and amortization increased $1.7 million, or 16.2%, for the first quarter of fiscal year 2015 to $11.7 million, as compared to the same period last year.  This increase is primarily attributable to our increased investments in technology initiatives at Company Drive-Ins.

Other Operating Income and Expense, Net.    The first quarter of fiscal year 2015 reflected $0.4 million in other operating expense compared to $0.1 million other operating income for the same period last year.  This change is primarily the result of a $0.4 million write-off, in the first quarter of fiscal year 2015, of test phase assets associated with the original point-of-purchase menu boards test market.

Net Interest Expense.  Net interest expense was flat in the first quarter of fiscal year 2015.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2014.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 38.4% for the first quarter of fiscal 2015 as compared to 32.1% for the same period in 2014.  The higher effective income tax rate was primarily attributable to a decrease in employment tax credits, due to expiration of the Work Opportunity Tax Credit (“WOTC”) program in fiscal year 2014, and a decrease in an unrecognized tax benefit resulting from the IRS’ acceptance of a federal tax method change during the first quarter of fiscal year 2014.  The WOTC program was extended through December 31, 2014 subsequent to the end of the first quarter of fiscal year 2015.  We expect to recognize the retroactive benefit from this program in the second fiscal quarter.  Going forward, our fiscal year 2015 tax rate may vary depending upon the reinstatement of employment tax credit programs that have now expired on December 31, 2014, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $9.4 million, or 1.4%, to $641.6 million during the first three months of fiscal year 2015 from $651 million at the end of fiscal year 2014.  The decrease in total assets was primarily attributable to a decline in net property, equipment and capital leases of $5.2 million.  This decrease was driven by depreciation, partially offset by purchases of property and equipment.

Total liabilities decreased $8.2 million, or 1.4%, to $580.1 million during the first three months of fiscal year 2015 from $588.3 million at the end of fiscal year 2014.    The decrease was partially attributable to the $4.9 million dividend payable at August 31, 2014, that was paid in November 2014.  Additionally, $2.4 million of scheduled debt principal payments were made in the first quarter of fiscal year 2015.

Total stockholders’ equity decreased $1.2 million, or 1.9%, to $61.5 million during the first three months of fiscal year 2015 from $62.7 million at the end of fiscal year 2014.  This decrease was primarily attributable to $20.2 million in purchases of common stock during the first three months of the fiscal year partially offset by current-year earnings of $10.1 million,  $7.7 million from the issuance of stock related to stock option exercises and $1.0 million of stock compensation expense.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $5.6 million to $33.7 million for the first three months of fiscal year 2015, as compared to $28.1 million for the same period in fiscal year 2014.  This increase primarily resulted from a change in working capital.

Investing Cash Flows.    Net cash used in investing activities during the first three months of fiscal year 2015 decreased $2.6 million to $3.1 million compared to $5.7 million for the same period in fiscal year 2014.

The table below outlines our use of cash for investments in property and equipment for the first three months of fiscal year 2015 in millions:

Replacement equipment and technology for existing drive-ins	$5.0
Brand technology investments	2.6
Newly constructed Company Drive-Ins	1.5
Rebuilds, relocations, remodels and retrofits of existing drive-ins	1.4
Newly constructed drive-ins leased to franchisees	0.3
Acquisition of underlying real estate for drive-ins	0.1
Total purchases of property and equipment	$10.9

These purchases increased $3.3 million compared to the same period last year.  This increase was offset by a $5 million advance from a vendor during the first quarter of fiscal year 2015, which has subsequently been repaid.

Financing Cash Flows.  Net cash used in financing activities increased $16.8 million to $21.1 million for the first three months of fiscal year 2015 as compared to $4.3 million for the same period in fiscal year 2014.  This increase primarily relates to a $13.3 million increase in purchases of treasury stock and the $4.8 million dividend payment, partially offset by a $1.7 million increase in proceeds from stock option exercises.

In August 2014, our Board of Directors extended our share repurchase program, authorizing us to purchase up to $105 million of our outstanding shares of common stock during fiscal year 2015.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

In October 2014, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution to purchase $15 million of the Company’s common stock.    In exchange for a $15 million up-front

payment, the financial institution delivered approximately 0.6 million shares.  The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur in January 2015.

Including repurchases under the ASR transaction described above, during the first three months of fiscal year 2015, approximately 0.8 million shares were repurchased for a total cost of $20.2 million, resulting in an average price per share of $24.82.

The total remaining amount authorized under the share repurchase program, as of November 30, 2014, was $84.8 million.

As of November 30, 2014, our total cash balance of $59.6 million ($45.2 million of unrestricted and $14.4 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2014.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during first quarter of fiscal year 2015 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased(1)	Share	Programs	Program(2)
September 1, 2014 through September 30, 2014	237	$21.78	237	$99,834
October 1, 2014 through October 31, 2014	576	26.07	576	84,834
November 1, 2014 through November 30, 2014	-	-	-	$84,834
Total	813	$24.82	813
—————

(1)The total number of shares purchased for the period of October 1, 2014 through October 31, 2014 includes the delivery of approximately 0.6 million shares related to the accelerated share repurchase agreement (“ASR”). For additional information on this program see Note 3 – Share Repurchase Program.

(2)In August 2014, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock  to be repurchased through August 31, 2015.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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
and Chief Financial Officer

Date:  January 8, 2015

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