Form 10-Q
period 2015-02-28
SONIC CORP
filed 2015-04-03
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 30, 2015, approximately 52,000,419 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	February 28,	August 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,232	$35,694
Restricted cash	7,420	13,208
Accounts and notes receivable, net	26,827	32,833
Income taxes receivable	8,365	1,887
Prepaid expenses and other current assets	8,876	12,090
Total current assets	78,720	95,712
Noncurrent restricted cash	6,587	6,652
Notes receivable, net	6,448	8,155
Property, equipment and capital leases	781,059	771,019
Less accumulated depreciation and amortization	(346,381)	(329,050)
Property, equipment and capital leases, net	434,678	441,969

Goodwill	77,066	77,093
Other assets, net	22,313	21,391
Total assets	$625,812	$650,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,747	$17,207
Franchisee deposits	727	2,678
Accrued liabilities	35,397	43,681
Income taxes payable	2,489	2,461
Current maturities of long-term debt and capital leases	13,615	13,484
Total current liabilities	64,975	79,511
Obligations under capital leases due after one year	22,367	23,050
Long-term debt due after one year	471,131	427,527
Deferred income taxes	48,883	37,611
Other non-current liabilities	18,787	20,598
Total non-current liabilities	561,168	508,786
Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2014)	1,183	1,183
Paid-in capital	220,096	225,004
Retained earnings	814,326	801,202
Treasury stock, at cost; 66,373 shares (64,505 shares at August 31, 2014)	(1,035,936)	(964,714)
Total stockholders’ equity (deficit)	(331)	62,675
Total liabilities and stockholders’ equity (deficit)	$625,812	$650,972

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues:
Company Drive-In sales	$92,309	$81,848	$192,447	$175,347
Franchise Drive-Ins:
Franchise royalties and fees	32,407	26,582	70,671	57,803
Lease revenue	979	715	2,044	1,601
Other	524	596	913	1,642
Total revenues	126,219	109,741	266,075	236,393

Costs and expenses:
Company Drive-Ins:
Food and packaging	25,828	23,043	54,401	49,279
Payroll and other employee benefits	33,880	30,031	69,151	63,371
Other operating expenses, exclusive of
depreciation and amortization included below	19,924	18,437	42,529	40,244
Total cost of Company Drive-In sales	79,632	71,511	166,081	152,894

Selling, general and administrative	18,138	15,886	36,926	32,891
Depreciation and amortization	11,539	10,031	23,199	20,065
Other operating (income) expense, net	(81)	(36)	340	(165)
Total costs and expenses	109,228	97,392	226,546	205,685
Income from operations	16,991	12,349	39,529	30,708

Interest expense	6,318	6,384	12,599	12,767
Interest income	(97)	(144)	(199)	(261)
Net interest expense	6,221	6,240	12,400	12,506
Income before income taxes	10,770	6,109	27,129	18,202
Provision for income taxes	3,108	2,002	9,382	5,887
Net income	$7,662	$4,107	$17,747	$12,315

Basic income per share	$0.14	$0.07	$0.33	$0.22
Diluted income per share	$0.14	$0.07	$0.32	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	February 28,
	2015	2014
Cash flows from operating activities:
Net income	$17,747	$12,315
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	23,199	20,065
Stock-based compensation expense	1,785	1,839
Other	(775)	(2,321)
Decrease in operating assets:
Restricted cash	5,884	3,447
Accounts receivable and other assets	7,776	6,277
Increase (decrease) in operating liabilities:
Accounts payable	(411)	(2,216)
Accrued and other liabilities	(4,748)	(5,215)
Income taxes	6,326	1,729
Total adjustments	39,036	23,605
Net cash provided by operating activities	56,783	35,920

Cash flows from investing activities:
Purchases of property and equipment	(23,351)	(31,587)
Proceeds from sale of assets	2,332	1,030
Other	3,088	3,002
Net cash used in investing activities	(17,931)	(27,555)

Cash flows from financing activities:
Payments on debt	(4,895)	(4,893)
Proceeds from borrowings	48,500	-
Purchases of treasury stock	(95,597)	(57,847)
Proceeds from exercise of stock options	14,323	12,327
Payment of dividends	(9,469)	-
Other	(176)	(731)
Net cash used in financing activities	(47,314)	(51,144)

Net increase in cash and cash equivalents	(8,462)	(42,779)
Cash and cash equivalents at beginning of period	35,694	77,896
Cash and cash equivalents at end of period	$27,232	$35,117

Supplemental cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$1,708	$4,638
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(259)	530
Change in obligation for purchase of property and equipment	(174)	371

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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Numerator:
Net income	$7,662	$4,107	$17,747	$12,315

Denominator:
Weighted average common shares outstanding– basic	53,171	55,958	53,226	56,125
Effect of dilutive employee stock options and
unvested restricted stock units	1,489	1,450	1,518	1,528
Weighted average common shares – diluted	54,660	57,408	54,744	57,653

Net income per common share – basic	$0.14	$0.07	$0.33	$0.22
Net income per common share – diluted	$0.14	$0.07	$0.32	$0.21

Anti-dilutive securities excluded(1)	173	1,117	313	1,042
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

In October 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $15 million of the Company’s common stock.  In exchange for a $15 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded, and the Company elected to settle the agreement in cash rather than shares.  Accordingly, the Company paid $0.1 million, and no additional shares were delivered, resulting in an average price per share of $26.32.

In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75 million of the Company’s common stock.  These ASR transactions were funded with available cash on hand and funds from borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes").  In exchange for a $75 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The actual number of shares repurchased, and therefore the average price paid per share, will be determined upon completion of the programs, which is expected to occur no later than August 2015.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

Including shares repurchased through the ASR transactions described above, during the first six months of fiscal year 2015, approximately 2.9 million shares were repurchased for a total cost of $95.3 million.  The total remaining amount authorized under the share repurchase program, as of February 28, 2015, was $9.7 million.

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Provision for income taxes	$3,108	$2,002	$9,382	$5,887
Effective income tax rate	28.9%	32.8%	34.6%	32.3%

The lower effective income tax rate during the second quarter of fiscal year 2015 was primarily attributable to legislation that was passed during the second quarter to retroactively reinstate and extend the Work Opportunity Tax Credit (“WOTC”).  The higher effective income tax rate during the first six months of fiscal year 2015 was primarily attributable to the fiscal year 2014 effective rate being favorably impacted by a decrease in an unrecognized tax benefit resulting from the IRS’ acceptance of a federal tax method change that took place during the first quarter of fiscal year 2014.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of February 28, 2015, the balance of the franchisee’s loan was $6.1 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of February 28, 2015, the amount remaining under these guaranteed lease obligations totaled $8.3 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $34.2 million at February 28, 2015 and $34.4 million at August 31, 2014.  This fair value is estimated using Level 1 inputs.

At February 28, 2015, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $432.9 million, including accrued interest.  At August 31, 2014, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $437.8 million, including accrued interest.  The fair value of the Company’s 2011 Variable Funding Notes at February 28, 2015 approximated the carrying value of $48.6 million, including accrued interest.  At August 31, 2014, the 2011 Variable Funding Notes had no balance.  The fair value of the 2011 Fixed Rate Notes,  2013 Fixed Rate Notes and 2011 Variable Funding Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 11.5% during the second quarter and increased 9.8% for the first six months of fiscal year 2015 as compared to an increase of 1.4% and 1.8%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 11.2% during the second quarter and 9.5% for the first six months of fiscal year 2015 as compared to an increase of 1.3% and 1.6%, respectively, for the same periods last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, combined with an improving macro environment.   Along with new technology initiatives implemented in Company Drive-Ins during fiscal 2014, we continue to focus on key initiatives such as increased media effectiveness and our innovative product pipeline  in supporting our layered day-part promotional strategy to drive same-store sales growth.  All of these initiatives drive Sonic’s multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $126.2 million for the second quarter and $266.1 million for the first six months of fiscal year 2015 from $109.7 million and $236.4 million, respectively, for the same periods last year.  The increase in revenues was primarily attributable to an increase in Company Drive-In sales and Franchise Drive-In royalties related to the growth of same-store sales.  Additionally, royalties and franchise fees increased due to license conversions that moved approximately 900 Franchise Drive-Ins to a higher royalty rate.  Restaurant margins at Company Drive-Ins improved by 110 basis points during the second quarter and 90 basis points for the first six months of fiscal year 2015, reflecting the leverage resulting from positive same-store sales.

Second quarter results for fiscal year 2015 reflected net income of $7.7 million or $0.14 per diluted share, as compared to net income of $4.1 million or $0.07 per diluted share for the same period last year.  Excluding the non-GAAP adjustment further described below, net income and diluted earnings per share for the second quarter of fiscal year 2015 increased 70% and 86%, respectively.  Net income and diluted earnings per share for the first six months of fiscal year 2015 were $17.7 million and $0.32, respectively, as compared to net income of $12.3 million and $0.21 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first half of fiscal year 2015 would have increased 44% and 55%, respectively.

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

	Three months ended		Three months ended
	February 28, 2015		February 28, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$7,662	$0.14	$4,107	$0.07
Retroactive tax benefit of WOTC and resolution of tax matters	(666)	(0.01)
Adjusted - Non-GAAP	$6,996	$0.13	$4,107	$0.07

	Six months ended		Six months ended
	February 28, 2015		February 28, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$17,747	$0.32	$12,315	$0.21
Tax benefit from the IRS' acceptance of a federal tax method change	-	-	(484)	(0.01)
Retroactive tax benefit of WOTC and resolution of tax matters	(666)	(0.01)	-	-
Adjusted - Non-GAAP	$17,081	$0.31	$11,831	$0.20

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

System-wide Performance
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Increase in total sales	12.8%	0.8%	10.9%	1.5%

System-wide drive-ins in operation(1):
Total at beginning of period	3,517	3,517	3,518	3,522
Opened	4	6	17	13
Closed (net of re-openings)	(13)	(16)	(27)	(28)
Total at end of period	3,508	3,507	3,508	3,507

Average sales per drive-in	$264	$234	$554	$499

Change in same-store sales(2)	11.5%	1.4%	9.8%	1.8%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	February 28,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$92,309	$81,848	$10,461	12.8%
Franchise Drive-Ins:
Franchise royalties	32,236	26,376	5,860	22.2
Franchise fees	171	206	(35)	(17.0)
Lease revenue	979	715	264	36.9
Other	524	596	(72)	(12.1)
Total revenues	$126,219	$109,741	$16,478	15.0%

	Six months ended			Percent
	February 28,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$192,447	$175,347	$17,100	9.8%
Franchise Drive-Ins:
Franchise royalties	69,012	57,288	11,724	20.5
Franchise fees	1,659	515	1,144	222.1
Lease revenue	2,044	1,601	443	27.7
Other	913	1,642	(729)	(44.4)
Total revenues	$266,075	$236,393	$29,682	12.6%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Company Drive-In sales	$92,309	$81,848	$192,447	$175,347
Percentage increase (decrease)	12.8%	(2.2)%	9.8%	(1.0)%

Company Drive-Ins in operation(1):
Total at beginning of period	389	388	391	396
Opened	-	-	1	-
Acquired from (sold to) franchisees	3	-	1	(7)
Closed (net of re-openings)	-	-	(1)	(1)
Total at end of period	392	388	392	388

Average sales per Company Drive-In	$237	$213	$496	$452

Change in same-store sales(2)	11.2%	1.3%	9.5%	1.6%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 11.2% for the second quarter and 9.5% for the first six months of fiscal year 2015, as compared to an increase of 1.3% and 1.6%, respectively, for the same periods last year, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception, combined with an improving macro environment.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness while benefitting from the implementation of new technology initiatives at Company Drive-Ins.  Company Drive-In sales increased $10.5 million during the second quarter and $17.1 million during the first six months of fiscal year 2015, as compared to the same periods last year, mainly due to an increase in same-store sales of $9.0 million and $16.3 million, respectively.

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

Franchise Information
($ in thousands)

	Three months ended		Six months ended
	February 28,		February 28,
	2015	2014	2015	2014
Franchise Drive-In sales	$818,601	$725,270	$1,732,254	$1,559,540
Percentage increase	12.9%	1.7%	11.1%	2.1%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,128	3,129	3,127	3,126
Opened	4	6	16	13
Acquired from (sold to) the Company	(3)	-	(1)	7
Closed (net of re-openings)	(13)	(16)	(26)	(27)
Total at end of period	3,116	3,119	3,116	3,119

Average sales per Franchise Drive-In	$267	$235	$561	$502

Change in same-store sales(2)	11.5%	1.5%	9.8%	1.8%

Franchising revenues(3)	$33,386	$27,297	$72,715	$59,404
Percentage increase	22.3%	1.3%	22.4%	1.8%

Effective royalty rate(4)	3.94%	3.64%	3.98%	3.67%
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

Same-store sales for Franchise Drive-Ins increased 11.5% for the second quarter and 9.8% for the first six months of fiscal year 2015, as compared to an increase of 1.5% and 1.8%, respectively, for the same periods last year.  Franchising revenues increased $6.1 million, or 22.3%, for the second quarter and increased $13.3 million, or 22.4%, for the first six months of fiscal year 2015, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to increases in royalties related to the growth of same-store sales and approximately 900 Franchise Drive-Ins converting to a higher royalty rate.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	February 28,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.0%	28.2%	(0.2)
Payroll and other employee benefits	36.7	36.7	-
Other operating expenses	21.6	22.5	(0.9)
Cost of Company Drive-In sales	86.3%	87.4%	(1.1)

	Six months ended
	February 28,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.3%	28.1%	0.2
Payroll and other employee benefits	35.9	36.1	(0.2)
Other operating expenses	22.1	23.0	(0.9)
Cost of Company Drive-In sales	86.3%	87.2%	(0.9)

Drive-in level margins improved by 110 basis points during the second quarter and 90 basis points in the first six months of fiscal year 2015 reflecting leverage from improved same-store sales.  Food and packaging costs were favorable by 20 basis points during the quarter and unfavorable by 20 basis points during the first half of fiscal year 2015.  The unfavorable impact to food and packaging costs for the first half of fiscal year 2015 resulted from higher commodity costs in the first quarter, which moderated in the second quarter.  Commodity costs are expected to continue to rise over the second half of the fiscal year, but at a slower pace, resulting in expectations of slightly favorable food and packaging costs, compared to the prior year.  Payroll and other employee benefits were flat for the quarter as a result of an initiative to ensure proper staffing levels for the strong sales during the second quarter and to be prepared for the seasonal sales pick-up that typically occurs in our spring quarter.  Accordingly, we chose to maintain a higher staffing level through the winter months and began our hiring process for the spring season during our second quarter.  Other operating expenses improved 90 basis points during the quarter and first half of fiscal year 2015 mainly as a result of leveraging improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $2.3 million, or 14.2%, to $18.1 million for the second quarter and $4.0 million, or 12.3%, to $36.9 million for the first six months of fiscal year 2015  as compared to the same periods last year.  This increase is primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.  Depreciation and amortization increased $1.5 million, or 15.0%, to $11.5 million for the second quarter and $3.1 million, or 15.6%, to $23.2 million for the first six months of fiscal year 2015  as compared to the same periods last year.  This increase is primarily attributable to our increased investments in technology initiatives at Company Drive-Ins.

Net Interest Expense.  Net interest expense was flat in the second quarter and first half of fiscal year 2015.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2014.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 28.9% for the second quarter of fiscal 2015 as compared to 32.8% for the same period in 2014.  The lower effective income tax rate was primarily attributable to the recognition of the retroactive reinstatement of employment tax credits, primarily the WOTC, during the second quarter of fiscal year 2015.  The provision for income taxes reflects an effective tax rate of 34.6% for the first six months of fiscal 2015 compared to 32.3% for the same period in 2014.  The fiscal year 2014 effective rate was favorably impacted by a decrease in an unrecognized tax benefit resulting from the IRS’ acceptance of a federal tax method change that took place during the first quarter of fiscal year 2014.   The Company’s fiscal year 2015 tax rate may vary depending upon the reinstatement of employment tax credit programs that have now expired on December 31, 2014, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $25.2 million, or 3.9%, to $625.8 million during the first six months of fiscal year 2015 from $651.0 million at the end of fiscal year 2014.  The decrease in total assets was primarily attributable to a decline in cash and restricted cash of $14.3 million.  Additionally, there was a decrease in net property, equipment and capital leases of $7.3 million, driven by depreciation and asset retirements, partially offset by purchases of property and equipment.

Total liabilities increased $37.8 million, or 6.4%, to $626.1 million during the first six months of fiscal year 2015 from $588.3 million at the end of fiscal year 2014.  The increase was primarily attributable to the $48.5 million borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes") partially offset by $4.9 million of scheduled debt principal payments that were made in the first half of fiscal year 2015.

Total stockholders’ equity (deficit) decreased $63.0 million, or 100.5%, to ($0.3) million during the first six months of fiscal year 2015 from $62.7 million at the end of fiscal year 2014.  This decrease was primarily attributable to $95.3 million in purchases of common stock during the first six months of the fiscal year partially offset by current-year earnings of $17.7 million, and $14.3 million from the issuance of stock related to stock option exercises.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $20.9 million to $56.8 million for the first six months of fiscal year 2015, as compared to $35.9 million for the same period in fiscal year 2014.  This increase resulted from a change in working capital along with a $5.4 million increase in net income.

Investing Cash Flows.    Net cash used in investing activities during the first six months of fiscal year 2015 decreased $9.6 million to $17.9 million compared to $27.6 million for the same period in fiscal year 2014.

The table below outlines our use of cash for investments in property and equipment for the first six months of fiscal year 2015 in millions:

Replacement equipment and technology for existing drive-ins	$8.6
Brand technology investments	5.0
Acquisition of underlying real estate for drive-ins	3.8
Newly constructed drive-Ins	3.6
Rebuilds, relocations, remodels and retrofits of existing drive-ins	2.3
Total purchases of property and equipment	$23.3

These purchases decreased $8.2 million compared to the same period last year mainly due to the completion of the new technology installations at Company Drive-Ins during the first quarter of the fiscal year.

Financing Cash Flows.  Net cash used in financing activities decreased $3.8 million to $47.3 million for the first six months of fiscal year 2015 as compared to $51.1 million for the same period in fiscal year 2014.  This decrease primarily relates to a $37.8 million increase in purchases of treasury stock and $9.5 million in dividend payments, partially offset by the $48.5 million proceeds from the drawdown on the 2011 Variable Funding Notes as well as a  $2.0 million increase in proceeds from stock option exercises.

In August 2014, our Board of Directors extended the Company’s share repurchase program, authorizing the purchase of up to $105 million of our outstanding shares of common stock during fiscal year 2015.  Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time.    Including shares repurchased through the accelerated share repurchase (“ASR”) transactions described in Note 3 - Share Repurchase Program of the notes to the Condensed Consolidated Financial Statements, during the first six months of fiscal year 2015, approximately 2.9 million shares were repurchased for a total cost of $95.3 million.

As of February 28, 2015, our total cash balance of $41.2 million ($27.2 million of unrestricted and $14.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2011 Variable Funding Notes borrowing proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during second quarter of fiscal year 2015 are as follows (in thousands, except per share amounts):

					Total Number
					of Shares		Maximum Dollar
					Purchased as		Value that May
	Total		Average		Part of Publicly		Yet Be
	Number of		Price		Announced		Purchased
	Shares		Paid per		Plans or		Under the
Period	Purchased		Share		Programs		Program(1)
December 1, 2014 through December 31, 2014	-		$-		-		$84,834
January 1, 2015 through January 31, 2015
October 2014 ASR	-	(2)		(2)	-	(2)	84,834
February 1, 2015 through February 28, 2015
February 2015 ASR	2,106	(3)		(3)	2,106	(3)	$9,687
Total	2,106				2,106
—————

(1)  In August 2014, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock to be repurchased through August 31, 2015.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

(2)  In October 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $15 million of the Company’s common stock.  In exchange for a $15 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded and the Company elected to settle the agreement in cash rather than shares.  Accordingly, the Company paid $0.1 million and no additional shares were delivered, resulting in an average price per share of $26.32.

(3)  In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75 million of the Company’s common stock.  In exchange for a $75 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The total number of shares repurchased, and therefore the average price paid per share, will be determined upon completion of the programs, which is expected to occur no later than August 2015.

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
and Chief Financial Officer

Date:  April 3, 2015

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