Form 10-Q
period 2015-05-31
SONIC CORP
filed 2015-07-02
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of June 29, 2015, approximately 51,919,891 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31,	August 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,922	$35,694
Restricted cash	9,972	13,208
Accounts and notes receivable, net	33,616	32,833
Income taxes receivable	1,734	1,887
Prepaid expenses and other current assets	11,863	12,090
Total current assets	80,107	95,712
Noncurrent restricted cash	6,556	6,652
Notes receivable, net	6,770	8,155
Property, equipment and capital leases	786,796	771,019
Less accumulated depreciation and amortization	(356,488)	(329,050)
Property, equipment and capital leases, net	430,308	441,969

Goodwill	77,066	77,093
Other assets, net	22,178	21,391
Total assets	$622,985	$650,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,422	$17,207
Franchisee deposits	780	2,678
Accrued liabilities	46,615	43,681
Income taxes payable	3,332	2,461
Current maturities of long-term debt and capital leases	13,564	13,484
Total current liabilities	81,713	79,511
Obligations under capital leases due after one year	21,673	23,050
Long-term debt due after one year	431,182	427,527
Deferred income taxes	49,712	37,611
Other non-current liabilities	20,099	20,598
Total non-current liabilities	522,666	508,786
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2014)	1,183	1,183
Paid-in capital	221,059	225,004
Retained earnings	830,081	801,202
Treasury stock, at cost; 66,231 shares (64,505 shares at August 31, 2014)	(1,033,717)	(964,714)
Total stockholders’ equity	18,606	62,675
Total liabilities and stockholders’ equity	$622,985	$650,972

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Revenues:
Company Drive-In sales	$118,369	$111,014	$310,816	$286,361
Franchise Drive-Ins:
Franchise royalties and fees	43,704	38,795	114,375	96,598
Lease revenue	1,569	1,081	3,613	2,682
Other	1,106	1,297	2,019	2,939
Total revenues	164,748	152,187	430,823	388,580

Costs and expenses:
Company Drive-Ins:
Food and packaging	32,727	32,175	87,128	81,454
Payroll and other employee benefits	40,898	37,737	110,049	101,108
Other operating expenses, exclusive of
depreciation and amortization included below	22,955	21,805	65,484	62,049
Total cost of Company Drive-In sales	96,580	91,717	262,661	244,611

Selling, general and administrative	20,699	17,639	57,625	50,530
Depreciation and amortization	11,435	11,022	34,634	31,087
Other operating (income) expense, net	(336)	128	4	(37)
Total costs and expenses	128,378	120,506	354,924	326,191
Income from operations	36,370	31,681	75,899	62,389

Interest expense	6,382	6,328	18,981	19,095
Interest income	(91)	(112)	(290)	(373)
Net interest expense	6,291	6,216	18,691	18,722
Income before income taxes	30,079	25,465	57,208	43,667
Provision for income taxes	9,637	8,689	19,019	14,576
Net income	$20,442	$16,776	$38,189	$29,091

Basic income per share	$0.39	$0.31	$0.72	$0.52
Diluted income per share	$0.38	$0.30	$0.70	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	May 31,
	2015	2014
Cash flows from operating activities:
Net income	$38,189	$29,091
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	34,634	31,087
Stock-based compensation expense	2,572	2,784
Provision for deferred income taxes	10,088	3,832
Other	(3,644)	(2,397)
(Increase) decrease in operating assets:
Restricted cash	3,312	1,979
Accounts receivable and other assets	(931)	(4,168)
Increase (decrease) in operating liabilities:
Accounts payable	2,105	(1,435)
Accrued and other liabilities	8,098	4,317
Income taxes	6,079	5,968
Total adjustments	62,313	41,967
Net cash provided by operating activities	100,502	71,058

Cash flows from investing activities:
Purchases of property and equipment	(30,867)	(54,738)
Proceeds from sale of assets	4,089	1,653
Other	4,148	(415)
Net cash used in investing activities	(22,630)	(53,500)

Cash flows from financing activities:
Payments on debt	(63,842)	(7,340)
Proceeds from borrowings	67,500	-
Purchases of treasury stock	(95,597)	(68,884)
Proceeds from exercise of stock options	15,763	16,700
Payment of dividends	(14,153)	-
Other	(315)	(1,090)
Net cash used in financing activities	(90,644)	(60,614)

Net decrease in cash and cash equivalents	(12,772)	(43,056)
Cash and cash equivalents at beginning of period	35,694	77,896
Cash and cash equivalents at end of period	$22,922	$34,840

Supplemental cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$2,927	$4,826
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(259)	571
Change in obligation for purchase of property and equipment	(2,327)	3,113

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

Reclassifications

Certain amounts reported in previous years have been combined and reclassified to conform to the current-year presentation.

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

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  This pronouncement is effective for reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The Company is currently evaluating the effect this guidance will have on its financial statements and related disclosures.

In April 2015, FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for reporting periods beginning after December 15, 2015.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Numerator:
Net income	$20,442	$16,776	$38,189	$29,091

Denominator:
Weighted average common shares outstanding– basic	52,022	54,382	52,851	55,544
Effect of dilutive employee stock options and
unvested restricted stock units	1,369	1,371	1,442	1,476
Weighted average common shares – diluted	53,391	55,753	54,293	57,020

Net income per common share – basic	$0.39	$0.31	$0.72	$0.52
Net income per common share – diluted	$0.38	$0.30	$0.70	$0.51

Anti-dilutive securities excluded(1)	379	1,025	335	1,036
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

In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75 million of the Company’s common stock.  These ASR transactions were funded with available cash on hand and funds from borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes").  In exchange for a $75 million up-front payment, the financial institution delivered approximately 2.1 million shares.  Subsequent to the end of the third quarter, the ASR transactions completed with 0.3 million additional shares delivered, resulting in an average price per share of $31.38.

The Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

Including shares repurchased through the ASR transactions described above, during the first nine months of fiscal year 2015, approximately 2.9 million shares were repurchased for a total cost of $95.3 million.  Including the 0.3 million shares received at completion of the ASR transactions subsequent to the end of the third quarter, approximately 3.2 million shares were repurchased for a total cost of $95.3 million, resulting in an average price per share of $29.76.  The total remaining amount authorized under the share repurchase program, as of May 31, 2015, was $9.7 million.

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Provision for income taxes	$9,637	$8,689	$19,019	$14,576
Effective income tax rate	32.0%	34.1%	33.2%	33.4%

The lower effective income tax rate during the third quarter of fiscal year 2015 was primarily attributable to amending prior years’ federal tax returns in order to claim certain allowable tax deductions. The lower effective income tax rate during the first nine months of fiscal year 2015 was primarily attributable to the recognition of prior years’ federal tax deductions and legislation that was passed during the second quarter to retroactively reinstate and extend the Work Opportunity Tax Credit (“WOTC”).

As of May 31, 2015, the Company had $3.3 million of unrecognized tax benefits, including $0.4 million of interest and penalties. During the first nine months of fiscal year 2015, the liability for unrecognized tax benefits increased $0.9 million. The increase was primarily due to new uncertain tax positions related to a federal tax deduction and an adjustment to a federal tax credit. The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate.

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company is currently undergoing examinations or appeals by various state and federal authorities. The Company anticipates that the finalization of these examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a decrease of $2.7 million to an increase of $0.1 million depending on the timing and terms of the examination resolutions.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of May 31, 2015, the balance of the franchisee’s loan was $6.0 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2015, the amount remaining under these guaranteed lease obligations totaled $8.1 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $33.7 million at May 31, 2015 and $34.4 million at August 31, 2014.  This fair value is estimated using Level 1 inputs.

At May 31, 2015, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $430.5 million, including accrued interest.  At August 31, 2014, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $437.8 million, including accrued interest.  The fair value of the Company’s 2011 Variable Funding Notes at May 31, 2015 approximated the carrying value of $11.0 million, including accrued interest.  At August 31, 2014, the 2011 Variable Funding Notes had no balance.  The fair value of the 2011 Fixed Rate Notes, 2013 Fixed Rate Notes and 2011 Variable Funding Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 6.1% during the third quarter and increased 8.3% for the first nine months of fiscal year 2015 as compared to an increase of 5.3% and 3.1%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 5.5% during the third quarter and 8.0% for the first nine months of fiscal year 2015 as compared to an increase of 5.2% and 3.0%, respectively, for the same periods last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements, a greater emphasis on personalized service and a tiered pricing strategy, combined with an improving macro environment.  Along with new technology initiatives implemented in Company Drive-Ins during fiscal 2014, we continue to focus on key initiatives such as increased media effectiveness, an innovative product pipeline and our layered day-part promotional strategy to drive same-store sales growth.  All of these initiatives drive Sonic’s multi-layered growth strategy which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $164.7 million for the third quarter and $430.8 million for the first nine months of fiscal year 2015 from $152.2 million and $388.6 million, respectively, for the same periods last year.  The increase in revenues was attributable to a same-store sales growth at Company and Franchise Drive-Ins and a license conversion increasing royalty rates for approximately 900 Franchise Drive-Ins. Restaurant margins at Company Drive-Ins improved by 100 basis points during the third quarter and 90 basis points for the first nine months of fiscal year 2015, attributable to moderating commodity costs and improved inventory management at the drive-in level.  For the nine months ending May 31, 2015, margin improvement is also attributable to leverage from higher sales and improved food and packaging costs.

Third quarter results for fiscal year 2015 reflected net income of $20.4 million or $0.38 per diluted share, as compared to net income of $16.8 million or $0.30 per diluted share for the same period last year.  Excluding the non-GAAP adjustment further described below, net income and diluted earnings per share for the third quarter of fiscal year 2015 increased 15% and 20%, respectively.  Net income and diluted earnings per share for the first nine months of fiscal year 2015 were $38.2 million and $0.70, respectively, as compared to net income of $29.1 million and $0.51 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first nine months of fiscal year 2015 increased 27% and 24%, respectively.

The following analysis of non-GAAP adjustments is intended to supplement the presentation of the Company’s financial results in accordance with GAAP.  We believe the exclusion of these items in evaluating the change in net income and diluted earnings per share for the periods below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.

	Three months ended		Three months ended
	May 31, 2015		May 31, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$20,442	$0.38	$16,776	$0.07
Recognition of prior-period federal tax benefit	(1,722)	(0.03)	-	-
Retroactive effect of federal tax law change	612	0.01	-	-
Adjusted - Non-GAAP	$19,332	$0.36	$16,776	$0.07

	Nine months ended		Nine months ended
	May 31, 2015		May 31, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$38,189	$0.70	$29,091	$0.51
Recognition of prior-period federal tax benefit	(1,722)	(0.03)	-	-
Retroactive effect of federal tax law change	612	0.01	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(666)	(0.01)	-	-
Benefit from the IRS' acceptance of a federal tax method change	-	-	(484)	(0.01)
Adjusted - Non-GAAP	$36,413	$0.67	$28,607	$0.50

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

System-wide Performance
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Increase in total sales	7.0%	5.8%	9.4%	3.4%

System-wide drive-ins in operation(1):
Total at beginning of period	3,508	3,507	3,518	3,522
Opened	6	10	23	23
Closed (net of re-openings)	(2)	(7)	(29)	(35)
Total at end of period	3,512	3,510	3,512	3,510

Average sales per drive-in	$341	$320	$894	$819

Change in same-store sales(2)	6.1%	5.3%	8.3%	3.1%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$118,369	$111,014	$7,355	6.6%
Franchise Drive-Ins:
Franchise royalties	43,541	38,519	5,022	13.0
Franchise fees	163	276	(113)	(40.9)
Lease revenue	1,569	1,081	488	45.1
Other	1,106	1,297	(191)	(14.7)
Total revenues	$164,748	$152,187	$12,561	8.3%

	Nine months ended			Percent
	May 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$310,816	$286,361	$24,455	8.5%
Franchise Drive-Ins:
Franchise royalties	112,553	95,807	16,746	17.5
Franchise fees	1,822	791	1,031	130.3
Lease revenue	3,613	2,682	931	34.7
Other	2,019	2,939	(920)	(31.3)
Total revenues	$430,823	$388,580	$42,243	10.9%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Company Drive-In sales	$118,369	$111,014	$310,816	$286,361
Percentage increase	6.6%	2.4%	8.5%	0.3%

Company Drive-Ins in operation(1):
Total at beginning of period	392	388	391	396
Opened	2	1	3	1
Acquired from (sold to) franchisees	-	-	1	(7)
Closed (net of re-openings)	-	-	(1)	(1)
Total at end of period	394	389	394	389

Average sales per Company Drive-In	$301	$286	$797	$738

Change in same-store sales(2)	5.5%	5.2%	8.0%	3.0%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 5.5% for the third quarter and 8.0% for the first nine months of fiscal year 2015, as compared to an increase of 5.2% and 3.0%, respectively, for the same periods last year, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception, combined with an improving macro environment.  Furthermore, we continued to focus on our innovative product pipeline and increased media effectiveness while benefitting from the implementation of new technology initiatives at Company Drive-Ins.  Company Drive-In sales increased $7.4 million during the third quarter and $24.5 million during the first nine months of fiscal year 2015, as compared to the same periods last year, mainly due to an increase in same-store sales of $6.0 million and $22.3 million, respectively.

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

Franchise Information
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2015	2014	2015	2014
Franchise Drive-In sales	$1,065,109	$995,259	$2,803,391	$2,560,933
Percentage increase	7.0%	6.2%	9.5%	3.7%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,116	3,119	3,127	3,126
Opened	4	9	20	22
Acquired from (sold to) the Company	-	-	(1)	7
Closed (net of re-openings)	(2)	(7)	(28)	(34)
Total at end of period	3,118	3,121	3,118	3,121

Average sales per Franchise Drive-In	$346	$324	$906	$828

Change in same-store sales(2)	6.1%	5.3%	8.3%	3.2%

Franchising revenues(3)	$45,273	$39,876	$117,988	$99,280
Percentage increase (decrease)	13.5%	8.0%	18.8%	4.2%

Effective royalty rate(4)	4.09%	3.87%	4.01%	3.74%
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

Same-store sales for Franchise Drive-Ins increased 6.1% for the third quarter and 8.3% for the first nine months of fiscal year 2015, as compared to an increase of 5.3% and 3.2%, respectively, for the same periods last year.  Franchising revenues increased $5.4 million, or 13.5%, for the third quarter and increased $18.7 million, or 18.8%, for the first nine months of fiscal year 2015, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to increases in royalties related to the growth of same-store sales and approximately 900 Franchise Drive-Ins converting to a higher royalty rate.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	May 31,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.6%	29.0%	(1.4)
Payroll and other employee benefits	34.6	34.0	0.6
Other operating expenses	19.4	19.6	(0.2)
Cost of Company Drive-In sales	81.6%	82.6%	(1.0)

	Nine months ended
	May 31,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.0%	28.4%	(0.4)
Payroll and other employee benefits	35.4	35.3	0.1
Other operating expenses	21.1	21.7	(0.6)
Cost of Company Drive-In sales	84.5%	85.4%	(0.9)

Drive-in level margins improved by 100 basis points during the third quarter and 90 basis points in the first nine months of fiscal year 2015.  The margin improvement for the quarter is attributable to moderating commodity costs and improved inventory management at the drive-in level.  The margin improvement for the year also reflects leverage from improved same-store sales.  Food and packaging costs were favorable by 140 basis points during the quarter and 40 basis points during the first nine months of fiscal year 2015.  Higher commodity costs in the prior year, primarily related to dairy and limes, have resulted in the favorable impact to food and packaging costs for the first nine months of fiscal year 2015.  Payroll and other employee benefits were unfavorable by 60 basis points for the quarter and 10 basis points for the first nine months of fiscal year 2015 reflecting increased health care expenses and increased incentive compensation related to the growth in same-store sales.  Other operating expenses improved 20 basis points during the quarter and 60 basis points for the first nine months of fiscal year 2015 mainly as a result of leveraging improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $3.1 million, or 17.3%, to $20.7 million for the third quarter and $7.1 million, or 14.0%, to $57.6 million for the first nine months of fiscal year 2015  as compared to the same periods last year.  This increase is primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.  Depreciation and amortization increased $0.4 million, or 3.7%, to $11.4 million for the third quarter and $3.5 million, or 11.4%, to $34.6 million for the first nine months of fiscal year 2015  as compared to the same periods last year.    This increase is primarily attributable to our increased investments in technology initiatives at Company Drive-Ins.

Net Interest Expense.  Net interest expense was flat in the third quarter and first nine months of fiscal year 2015.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2014.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 32.0% for the third quarter of fiscal 2015 as compared to 34.1% for the same period in 2014.  The lower effective income tax rate was primarily attributable to amending prior years’ federal tax returns in order to claim certain allowable deductions.  The provision for income taxes reflects an effective tax rate of 33.2% for the first nine months of fiscal 2015 compared to 33.4% for the same period in 2014.  The change was primarily due to the recognition of prior years’ federal tax deductions and legislation that was passed during the second quarter to retroactively reinstate and extend the Work Opportunity Tax Credit (“WOTC”).    The fiscal year 2014 effective rate was favorably impacted by a decrease in an unrecognized tax benefit resulting from the IRS’ acceptance of a federal tax method change that took place during the first quarter of fiscal year 2014.   The Company’s fiscal year 2015 tax rate may vary depending upon the reinstatement of employment tax credit programs that expired on December 31, 2014, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $28 .0 million, or 4.3%, to $623.0 million during the first nine months of fiscal year 2015 from $651.0 million at the end of fiscal year 2014.  The decrease in total assets was primarily attributable to a decline in cash and restricted cash of $16.0 million.  Additionally, there was a decrease in net property, equipment and capital leases of $11.7 million, driven by depreciation and asset retirements, partially offset by purchases of property and equipment.

Total liabilities increased $16.1 million, or 2.7%, to $604.4 million during the first nine months of fiscal year 2015 from $588.3 million at the end of fiscal year 2014.    The increase was primarily attributable to $9.3 million of the increase in deferred tax liability that relates to retroactive reinstatement of bonus depreciation.  Additionally, the increase relates to the $11.0 million balance from borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes") partially offset by $7.3 million of scheduled debt principal payments that were made in the first nine months of fiscal year 2015.

Total stockholders’ equity decreased $44.1 million, or 70.3%, to $18.6 million during the first nine months of fiscal year 2015 from $62.7 million at the end of fiscal year 2014.  This decrease was primarily attributable to $95.3 million in purchases of common stock during the first nine months of the fiscal year partially offset by current-year earnings of $38.2 million and $16.1 million from the issuance of stock related to stock option exercises.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $29.4 million to $100.5 million for the first nine months of fiscal year 2015, as compared to $71.1 million for the same period in fiscal year 2014.  This increase resulted from changes in working capital along with a $9.1 million increase in net income.

Investing Cash Flows.  Net cash used in investing activities during the first nine months of fiscal year 2015 decreased $30.9 million to $22.6 million compared to $53.5 million for the same period in fiscal year 2014.

The table below outlines our use of cash for investments in property and equipment for the first nine months of fiscal year 2015 in millions:

Purchase and replacement of equipment and technology	$10.4
Brand technology investments	7.5
Newly constructed drive-ins	6.3
Acquisition of underlying real estate for drive-ins	3.8
Rebuilds, relocations, remodels and retrofits of existing drive-ins	2.9
Total investments in property and equipment	$30.9

These investments decreased $23.9 million compared to the same period last year mainly due to the completion of the new technology installations at Company Drive-Ins during the first quarter of the fiscal year.

Financing Cash Flows.  Net cash used in financing activities increased $30.0 million to $90.6 million for the first nine months of fiscal year 2015 as compared to $60.6 million for the same period in fiscal year 2014.  This increase primarily relates to a $26.7 million increase in purchases of treasury stock and $14.2 million in dividend payments.  This increase is partially offset by $67.5 million proceeds from the drawdown on the 2011 Variable Funding Notes as well as a $56.5 million increase in debt payments as a result of repayments on the 2011 Variable Funding Notes.

In August 2014, our Board of Directors extended the Company’s share repurchase program, authorizing the purchase of up to $105 million of our outstanding shares of common stock during fiscal year 2015.  Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Including shares repurchased through the accelerated share repurchase (“ASR”) transactions described in Note 3 - Share Repurchase Program of the notes to the Condensed Consolidated Financial Statements, during the first nine months of fiscal year 2015, approximately 2.9 million shares were repurchased for a total cost of $95.3 million.

As of May 31, 2015, our total cash balance of $32.9 million ($22.9 million of unrestricted and $10.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2011 Variable Funding Notes borrowing proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during third quarter of fiscal year 2015 are as follows (in thousands, except per share amounts):

Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
March 1, 2015 through March 31, 2015(2)	-	$-	-	$9,687
April 1, 2015 through April 30, 2015(2)	-	-	-	9,687
May 1, 2015 through May 31, 2015(2)	-	-	-	9,687
Total	-		-
—————

(1)  In August 2014, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock to be repurchased through August 31, 2015.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to Note 3 – Share Repurchase Program of the notes to the Condensed Consolidated Financial Statements for additional information.

(2)  There were no share repurchases during the third fiscal quarter of 2015.

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

SONIC CORP.

By:	/s/ Claudia San Pedro
Claudia San Pedro, Senior Vice President,
Chief Financial Officer and Treasurer

Date:  July 2, 2015

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