Form 10-K
period 2015-08-31
SONIC CORP
filed 2015-10-23
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file the reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of February 28,  2015, the aggregate market value of the 49,586,225 shares of common stock of the Company held by non-affiliates of the Company equaled $1,576,346,093 based on the closing sales price for the common stock as reported for that date.

As of October 15,  2015,  the Registrant had 49,779,353 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2015.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

Overview

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2015, the Sonic system included 3,526 Sonic Drive-Ins in 44 states of which 387 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”), and 3,139 were owned and operated by franchisees (“Franchise Drive-Ins”).

Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 initial public offering of common stock.  Sonic is publicly traded on the NASDAQ National Market Stock Exchange (“NASDAQ”) (Ticker: SONC).

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building, which is approximately 1,500 square feet, flanked by canopy-covered rows of 16 to 24 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board.  At a typical Sonic Drive-In, a customer drives into one of the parking spaces, orders through the intercom speaker system and has the food delivered by a carhop.  Many Sonic Drive‑Ins also include a drive-thru lane and patio seating to provide customers alternative dining options.

Menu

Sonic maintains a highly diverse menu.  The menu strategy is to provide a broad range of items that appeal to target customer segments across different day-parts.  The menu includes a variety of traditional and healthier choices as well as creative and fun items.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter-pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.

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

Sonic’s growth strategies include the following:

•

Same-store sales growth fueled by Sonic’s core brand strengths, including consistent drive-in execution, high-quality products, new product news and service differentiation with friendly carhops.  These strengths are complemented by increased media effectiveness and the use of innovative technology to enhance the customer experience;

•

Improved performance of Company Drive-Ins, including consistent operations execution, speed of service, cleanliness of drive-ins and drive-in margins with the use of the Sonic system’s point-of-sale technology; and

•	Expansion of Sonic Drive-Ins.

Restaurant Locations

As of August 31, 2015, 3,526 Sonic Drive-Ins were in operation from coast to coast in 44 states, consisting of 387 Company Drive-Ins and 3,139 Franchise Drive-Ins.

Expansion

During fiscal year 2015, we opened 41 Sonic Drive-Ins, which consisted of three Company Drive-Ins and 38 Franchise Drive-Ins.  Expansion plans for fiscal year 2016 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and existing franchisees.  We believe that our existing, as well as newly opened markets, offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

Marketing

We have a fully integrated marketing strategy that includes a national advertising campaign.  We have designed this marketing program to differentiate Sonic Drive-Ins from our competitors by emphasizing high-quality, distinctive, made-to-order menu items and personalized service featuring friendly carhops.  We support promotions with television, radio, digital media, point-of-sale materials and other communications as appropriate.  Those promotions generally highlight limited-time products and signature menu items.

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council.  (Information concerning the Sonic Franchise Advisory Council is set forth on page 444 under Franchise Program -Franchise Advisory Council.)  Funding for our marketing plan is provided by the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.  The System Marketing Fund primarily focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities.  The Sonic Brand Fund supports national media production as well as other programs designed to promote or enhance the Sonic brand.   Franchisees also may be required to spend additional amounts on local advertising, typically through participation in the local advertising cooperative.  Our franchise agreements require advertising contributions by franchisees of up to 5.9% of gross sales to these marketing funds and local advertising cooperatives.

Purchasing

We negotiate with suppliers for the Sonic Drive-Ins’ primary food products and packaging supplies to obtain competitive prices and ensure adequate quantities of food and supplies.  We seek competitive bids from suppliers on many of our food and packaging items.  We approve suppliers of those products and require them to adhere to our established product and food safety specifications.  Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Sonic Drive-Ins.  We require all Sonic Drive-Ins to purchase from approved distributors.

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

Information Systems

Sonic Drive-Ins are equipped with information technology systems that are designed to provide operational tools for sales, labor and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving sales and profit margins and accumulating marketing information.  We are also making strategic investments in customer facing digital technologies, including interactive menu boards, a multi-functional mobile app and electronic payment at the stall to enhance the customer’s experience and drive sales.  We are further investing in new point-of-sale systems to improve drive-in level operations and profits.

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

	2015	2014	2013	2012	2011
Average sales per Company Drive-In	$1,116	$1,043	$990	$958	$920
(In thousands)
Number of Company Drive-Ins:
Total open at beginning of year	391	396	409	446	455
New Company Drive-Ins	3	3	2	1	3
Purchased from franchisees	3	-	1	-	1
Sold to franchisees	(9)	(7)	-	(35)	(6)
Closed (net of re-openings)	(1)	(1)	(16)	(3)	(7)
Total open at end of year	387	391	396	409	446

Franchise Program

General.  As of August 31, 2015, we had 3,139 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchise groups have developed during the Sonic system’s more than 60 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins either through development agreements or single-site development.  Our franchisees opened 38 drive-ins during fiscal year 2015.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis, and a 20-year term.  For fiscal year 2015, Sonic’s average royalty rate was 4.04%.  The franchisee also pays advertising fees of up to 5.9% of gross sales.

Development Agreements.  We use development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through single and multiple unit development.  During fiscal year 2015, almost all of our new Franchise Drive-In openings occurred as a result of existing development agreements.  Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period. Franchisees who enter into development agreements are required to pay a fee, which is credited against franchise fees due when Sonic Drive-Ins are opened in the future.  Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, human resources, technology and new products.  The Franchise Advisory Council currently consists of 25 members selected by Sonic.  We have seven executive committee members who are selected at large and 18 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 60 members who generally serve three-year terms and provide support on individual key priorities.

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

	2015	2014	2013	2012	2011
Average sales per Franchise Drive-In	$1,261	$1,170	$1,125	$1,081	$1,054
(In thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,127	3,126	3,147	3,115	3,117
New Franchise Drive-Ins	38	37	25	36	40
Sold to the Company	(3)	-	(1)	-	(1)
Purchased from the Company	9	7	-	35	6
Closed (net of re-openings)	(32)	(43)	(45)	(39)	(47)
Total open at end of year	3,139	3,127	3,126	3,147	3,115

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns and concerns about the nutritional content of quick-service foods.  We compete on the basis of distinctive food and service with signature food items, friendly carhops and the method of food preparation (made-to-order and personalized).  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional, and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of the lower temperatures in the locations of a number of Sonic Drive-Ins, which tends to reduce customer visits to our drive-ins.

Employees

As of August 31, 2015, we had 363 full-time corporate employees and approximately 10,500 full-time and part-time restaurant employees.    None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of food.  The development and construction of new restaurants is subject also to compliance with applicable zoning, land use and environmental regulations.  We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship.  Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations and discriminatory conduct.  Federal, state and local government agencies have established regulations requiring that we disclose to our customers nutritional information regarding our menu items.  We have processes in place to monitor compliance with applicable laws and regulations governing our operations.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2015, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Reports, whether true or not, of food-borne illnesses or food tampering have in the past severely injured the reputations of participants in the restaurant industry and could affect us in the future.  The potential for terrorism affecting our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues and profits.  Our ability to remain a trusted brand and increase sales and profits depends on our ability to manage the potential impact on Sonic of food-borne illnesses or reports of food-borne illnesses.  Our food safety and quality assurance program minimizes the risk of food-borne illness.  Nevertheless, these risks cannot be completely eliminated.  Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brand or the restaurant industry in general, could materially harm our brand, including sales and profitability.

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

The restaurant industry is affected by consumer preferences and perceptions.  Although we monitor these changing preferences and strive to adapt to meet changing consumer needs, the growth of our brand and, ultimately, system-wide sales depend on the sustained demand for our products.  If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of different foods, demand for our products may be reduced and our business could be harmed.

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

We plan to continue to increase the number of Sonic Drive-Ins, but may not be able to achieve our growth objectives, and new drive-ins may not be profitable or provide a sufficient return on investment.  The opening and success of drive-ins depends on various factors, including:

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

On May 20, 2011, the Company closed on a securitized financing facility comprised of a $500 million fixed rate term loan and a $100 million variable rate revolving credit facility.  Effective July 22, 2013, we refinanced $155 million of the fixed rate term loan.  As of August 31, 2015, we had outstanding two series of fixed rate notes:  1) $272.9 million in debt including accrued interest at an interest rate of 5.4%, with an anticipated repayment date of May 2018, and 2) $155.2 million in debt including accrued interest at an interest rate of 3.75%, with an anticipated repayment date of July 2020.  In addition, as of August 31, 2015, we had $10.5 million in debt including accrued interest under the variable rate note.  Interest on the variable note is based on the one-month London Interbank Offered Rate (“LIBOR”) or Commercial Paper (“CP”), depending on the funding source, plus a  base spread of 3.50%, per annum.  The variable rate note has an anticipated repayment date of May 2018.    We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, along with the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters.  We have experienced and expect further increases in payroll expenses as a result of government-mandated increases in the minimum wage and future increases may be material.  Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States.  In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.

We have implemented various aspects of the ACA in our business.  There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

Litigation from customers, franchisees, employees and others could harm our reputation and impact operating results.

Our legal and regulatory environment exposes us to complex compliance and litigation risk.  Claims of illness or injury relating to food content, food quality or food handling are common in the QSR industry, as are intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems).  In addition, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with foods we serve and that QSR marketing practices have encouraged obesity and other health issues.  There are also litigation and compliance risks and costs associated with privacy, consumer data protection and similar laws, particularly as they apply to children, as well as laws related to the collection and use of consumer, employee and franchisee data.  We additionally may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation.  Litigation, as well as regulatory and legal changes, involving our relationship with our franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.  In addition to decreasing our sales and profitability and diverting management resources, adverse publicity or a substantial judgment against us could negatively impact our reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

Unauthorized intrusion into portions of our computer systems and networks or those of our franchisees that transmit, process and store information related to our customers and their transactions and to employees may result in the theft of data.  We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information, as well as employee information.  Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our or our franchisees’ computer systems and networks.  Any such compromises or breaches could cause interruptions in our operations and damage to our reputation, subject us to costs and liabilities and hurt sales, revenues and profits.

Unreliable or inefficient drive-in technology, lack of support for drive-in technology and failure to successfully implement technology initiatives could adversely impact operating results.

We rely on proprietary and commercially available technologies at our drive-ins, including point-of-sale and payment card systems.  We rely on this technology not only to efficiently operate our drive-ins but also to drive sales growth and margin improvement.  Our strategic technology initiatives may not be timely or effectively implemented or adequately resourced or may not achieve the desired results.  Certain technology networks and systems may also be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting drive-in operations.  Additionally, replacement parts and support and maintenance skills may become scarce, cost prohibitive or non-existent.  Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to excessive costs and liabilities.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other domestic or international conflicts, public health issues, including health epidemics or pandemics, and natural disasters such as hurricanes, earthquakes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability.  These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 387 Company Drive-Ins operating as of August 31, 2015, we operated 174 of them on property leased from third parties and 213 of them on property we own.  The leases expire on dates ranging from 2015 to 2030, with the majority of the third-party leases providing for renewal options.  All third-party leases provide for specified monthly rental payments and/or rentals based on sales volume.  Most leases require Sonic to maintain the property and pay the cost of insurance and taxes.  We also own and lease 154 properties and sublease 46 properties to franchisees and other parties.  These leases with franchisees expire on dates ranging from 2015 to 2030, with the majority of the leases providing for renewal options.  The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

Our corporate headquarters is located in Oklahoma City.  We have an existing lease to occupy approximately 96,300 square feet.  This lease expires in November 2023 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.

Item 3.  Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since
J. Clifford Hudson	60	Chairman of the Board of Directors, Chief Executive Officer and President	1985

Claudia S. San Pedro	46	Executive Vice President and Chief Financial Officer	2007

John H. Budd III	48	Senior Vice President and Chief Development and Strategy Officer	2013

Craig J. Miller	54	Senior Vice President and Chief Information Officer of Sonic Industries Services Inc.	2011

Todd W. Smith	38	Senior Vice President and Chief Marketing Officer	2014

Paige S. Bass	46	Senior Vice President, General Counsel and Assistant Corporate Secretary	2007

Harold A. Ceron	40	President of Sonic Restaurants, Inc.	2015

Michelle E. Britten	48	Vice President and Controller	2012

Carolyn C. Cummins	57	Vice President of Compliance and Corporate Secretary	2004

Corey R. Horsch	37	Vice President of Investor Relations and Treasurer	2015

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

Claudia S. San Pedro has served as the Company’s Executive Vice President and Chief Financial Officer since August 2015.   She served as Senior Vice President and Chief Financial Officer from April 2015 until August 2015.   Ms. San Pedro served as Vice President of Investor Relations and Communications of the Company from

January 2013 until April 2015 and was its Vice President of Investor Relations from July 2010 until January 2013.  She served as Vice President of Investor Relations and Brand Strategies from October 2009 until July 2010.  Ms. San Pedro has also served as Treasurer of the Company from January 2007 until October 2015.  She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006.  From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Oklahoma Office of State Finance.

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

Todd W. Smith has served as Senior Vice President and Chief Marketing Officer since April 2015.  Mr. Smith served as Vice President and Chief Marketing Officer of the Company from April 2014 to April 2015 and was Vice President of Marketing from April 2012 until April 2014.  Mr. Smith was director of marketing and menu innovation for Wendy’s International from December 2009 to April 2012.  He was employed by Yum! Brands (KFC) in various brand marketing roles from January 2006 to November 2009.

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

Harold A. Ceron has served as President of Sonic Restaurants, Inc. since September 2015.  Mr. Ceron served as Senior Vice President of Operations of Sonic Restaurants, Inc. from July 2014 until September 2015.  Prior to joining the Company, Mr. Ceron served as the Managing Director, Europe and Latin America, of 7-Eleven from April 2013 until June 2014 and as the Director of Global Business Development for 7-Eleven from August 2012 until June 2014.  He served as the Director of Global Operations, KFC for Yum! Brands from August 2010 until June 2012.  Prior to August 2010, Mr. Ceron worked for an additional 17 years with Yum! Brands in its Pizza Hut operations in various positions of increasing responsibility, lastly as Franchise Business Leader, Caribbean and Latin America.

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

Corey R. Horsch has served as Vice President of Investor Relations and Treasurer of the Company since October 2015.  Mr. Horsch served as a Portfolio Manager with Surveyor Capital from May 2011 until September 2015.  He served as a Senior Research Analyst with Luther King Capital Management from June 2006 until April 2011.  Prior to June 2006, Mr. Horsch worked for almost six years with Credit Suisse in various positions of increasing responsibility, the most recent of which was Vice President, Senior U.S. Equity Research Analyst.

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

Fiscal Year Ended			Fiscal Year Ended
August 31, 2015	High	Low	August 31, 2014	High	Low
First Quarter	$27.88	$21.10	First Quarter	$20.28	$15.64
Second Quarter	$33.15	$25.91	Second Quarter	$21.48	$16.92
Third Quarter	$36.73	$28.53	Third Quarter	$23.56	$18.61
Fourth Quarter	$34.23	$24.86	Fourth Quarter	$23.74	$20.25

Stockholders

As of October 15, 2015, the Company had 656 record holders of its common stock.

Dividends

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million for the fiscal year.  Subsequent to the end of the fiscal year, the Company declared a quarterly dividend of $0.11 per share of common stock to be paid to stockholders of record as of the close of business on November 11, 2015, with a payment date of November 20, 2015.  The Company did not pay any cash dividends on its common stock prior to fiscal 2015.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2015 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
June 1, 2015 through June 30, 2015(2)	448	$29.01	448	$4,900
July 1, 2015 through July 31, 2015	170	28.76	170	3
August 1, 2015 through August 31, 2015	664	28.23	664	126,259
Total	1282		1282
—————

(1)  In August 2014, the Company’s Board of Directors extended the Company’s share repurchase program by authorizing the Company to purchase up to $105 million of its outstanding shares of common stock in fiscal year 2015.  In August 2015, the Company’s Board of Directors further extended the Company’s share repurchase program by authorizing the Company to purchase up to an additional $145 million of its outstanding shares of common stock through fiscal year 2016.  Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program (“ASR”), under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

(2)  The total number of shares purchased for the period of June 1, 2015 through June 30, 2015 includes the delivery of approximately 0.3 million shares related to the completion of the ASR initiated in February 2015.  The program required an up-front payment in February 2015 and there was no additional cost at completion of the ASR, thus these shares are not included in the calculation of average price per share for the respective period.  For additional information on this program see Note 13 – Stockholders’ Equity.

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

Selected Financial Data
(In thousands, except per share data)

	Fiscal year ended August 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Company Drive-In sales	$436,031	$405,363	$402,296	$404,443	$410,820
Franchise Drive-Ins:
Franchise royalties and fees	161,342	138,416	130,737	128,013	125,871
Lease revenue	5,583	4,291	4,785	6,575	6,023
Other	3,133	4,279	4,767	4,699	3,237
Total revenues	606,089	552,349	542,585	543,730	545,951
Cost of Company Drive-In sales	363,938	342,109	343,209	347,470	356,236
Selling, general and administrative	79,336	69,415	66,022	65,173	64,943
Depreciation and amortization	45,892	42,210	40,387	41,914	41,225
Provision for impairment of long-lived assets	1,440	114	1,776	764	824
Other operating (income) expense, net	(945)	(176)	1,943	(531)	(585)
Total expenses	489,661	453,672	453,337	454,790	462,643
Income from operations	116,428	98,677	89,248	88,940	83,308
Interest expense, net(1)	24,706	24,913	32,949	30,978	54,929
Income before income taxes	91,722	73,764	56,299	57,962	28,379
Net income-attributable to Sonic Corp.	$64,485	$47,916	$36,701	$36,085	$19,225

Income per share:
Basic	$1.23	$0.87	$0.65	$0.60	$0.31
Diluted	$1.20	$0.85	$0.64	$0.60	$0.31
Weighted average shares used in calculation:
Basic	52,572	55,164	56,384	60,078	61,781
Diluted	53,953	56,619	57,191	60,172	61,943

Cash dividends declared per common share(2)	$0.27	$0.09	$-	$-	$-

Balance Sheet Data:
Working capital	$(2,383)	$16,201	$67,792	$26,635	$22,178
Property, equipment and capital leases, net	421,406	441,969	399,661	443,008	464,875
Total assets	620,024	650,972	660,794	680,760	679,742
Obligations under capital leases
(including current portion)	24,440	26,743	26,864	31,676	34,063
Long-term debt (including current portion)	438,028	437,318	447,294	481,793	497,013
Stockholders’ equity	17,433	62,675	77,464	59,247	51,833
—————————

(1)  Includes net loss from early extinguishment of debt of $4.4 million and $23.0 million for fiscal years 2013 and 2011, respectively.

(2)  The first quarter dividend for fiscal year 2015 was declared in the fourth quarter of fiscal year 2014.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2015, the Sonic system was comprised of 3,526 drive-ins, of which 11% were Company Drive-Ins and 89% were Franchise Drive-Ins.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-battered onion rings, tater tots and wraps.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  We derive our revenues primarily from Company Drive-In sales and royalties from franchisees.  We also receive revenues from leasing real estate to franchisees, franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Costs of Company Drive-In sales relate directly to Company Drive-In sales.  Other expenses, such as depreciation, amortization and general and administrative expenses, relate to our franchising operations, as well as Company Drive-In operations.  Our revenues and Company Drive-In expenses are directly affected by the number and sales volumes of Company Drive-Ins.  Our revenues and, to a lesser extent, selling, general and administrative expenses also are affected by the number and sales volumes of Franchise Drive-Ins.  Franchise royalties and franchise fees are directly affected by the number of operating Franchise Drive-Ins and new drive-in openings.  Lease revenues are generated primarily by the leasing of land and buildings for Company Drive-In operations that have been sold to franchisees.

Overview of Business Performance.    System-wide same-store sales increased 7.3% during fiscal year 2015 as compared to an increase of 3.5% for fiscal year 2014.  Same-store sales at Company Drive-Ins increased by 6.9% during fiscal year 2015 as compared to an increase of 3.5% for fiscal year 2014.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements and innovation, a greater emphasis on personalized service, a tiered pricing strategy and a media strategy, that have set a solid foundation for growth.  Along with new technology initiatives implemented in Company Drive-Ins during fiscal 2014, we continue to focus on key initiatives such as product innovation, multi-day-part promotions and effective media to drive same-store sales.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Positive same-store sales is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $606.1 million for fiscal year 2015 or 9.7% from $552.3 million for the same period last year, which was primarily due to an increase in Franchise Drive-In royalties and Company Drive-In sales driven by the growth of same-store sales.  Franchising revenues increased $24.2 million during fiscal year 2015 or 17.0%, reflecting an increase in royalties related to a license conversion increasing royalty rates for approximately 900 Franchise Drive-Ins, as well as positive same-store sales of 7.3% at Franchise Drive-Ins.  Restaurant margins at Company Drive-Ins improved by 90 basis points during fiscal year 2015, reflecting the leverage of positive same-store sales, lower commodity costs in the latter half of the fiscal year and improved inventory management.

Net income and diluted earnings per share for fiscal year 2015 were $64.5 million and $1.20, respectively, as compared to net income of $47.9 million or $0.85 per diluted share for fiscal year 2014.  Excluding the non‑GAAP adjustments further described below, net income per diluted share was $1.10 for fiscal year 2015, compared to $0.84 per diluted share in fiscal year 2014.

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

	Fiscal year ended		Fiscal year ended
	August 31, 2015		August 31, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$64,485	$1.20	$47,916	$0.85
Federal tax benefit of prior-year statutory tax deduction	(3,199)	(0.06)	-	-
Change in deferred tax valuation allowance	(1,701)	(0.04)	-	-
Retroactive effect of federal tax law change	612	0.01	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(666)	(0.01)	-	-
Benefit from the IRS's acceptance of a federal tax method change	-	-	(484)	(0.01)
Adjusted - Non-GAAP	$59,531	$1.10	$47,432	$0.84
—————————

	Fiscal year ended		Fiscal year ended
	August 31, 2014		August 31, 2013
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$47,916	$0.85	$36,701	$0.64
Benefit from the IRS's acceptance of a federal tax method change	(484)	(0.01)
After-tax loss from early extinguishment of debt			2,798	0.05
Retroactive tax benefit of WOTC and resolution of tax matters			(743)	(0.02)
After-tax loss on closure of Company Drive-Ins(1)			1,510	0.03
After-tax impairment charge for point-of-sale assets(2)			1,013	0.02
Adjusted - Non-GAAP	$47,432	$0.84	$41,279	$0.72
—————————

(1)  Loss of $2.4 million on the closure of 12 lower-performing Company Drive-Ins as a result of an assessment in advance of capital expenditures for planned technology initiatives.

(2)  Impairment charge of $1.6 million related to the write-off of assets associated with a change in the vendor for the Sonic system’s new point-of-sale technology.

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

System-wide Performance
($ in thousands)

	Fiscal year ended August 31,
	2015	2014	2013
Increase in total sales	8.3%	3.9%	2.4%

System-wide drive-ins in operation(1):
Total at beginning of year	3,518	3,522	3,556
Opened	41	40	27
Closed (net of re-openings)	(33)	(44)	(61)
Total at end of year	3,526	3,518	3,522

Average sales per drive-in	$1,244	$1,153	$1,109

Change in same-store sales(2)	7.3%	3.5%	2.3%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Fiscal year ended			Percent
	August 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$436,031	$405,363	$30,668	7.6%
Franchise Drive-Ins:
Franchise royalties	158,813	137,125	21,688	15.8
Franchise fees	2,529	1,291	1,238	95.9
Lease revenue	5,583	4,291	1,292	30.1
Other	3,133	4,279	(1,146)	(26.8)
Total revenues	$606,089	$552,349	$53,740	9.7%

	Fiscal year ended			Percent
	August 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$405,363	$402,296	$3,067	0.8%
Franchise Drive-Ins:
Franchise royalties	137,125	130,009	7,116	5.5
Franchise fees	1,291	728	563	77.3
Lease revenue	4,291	4,785	(494)	(10.3)
Other	4,279	4,767	(488)	(10.2)
Total revenues	$552,349	$542,585	$9,764	1.8%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Fiscal year ended August 31,
	2015	2014	2013
Company Drive-In sales	$436,031	$405,363	$402,296
Percentage increase (decrease)	7.6%	0.8%	(0.5)%

Company Drive-Ins in operation(1):
Total at beginning of year	391	396	409
Opened	3	3	2
Acquired from (sold to) franchisees, net	(6)	(7)	1
Closed (net of re-openings)	(1)	(1)	(16)
Total at end of year	387	391	396

Average sales per Company Drive-In	$1,116	$1,043	$990

Change in same-store sales(2)	6.9%	3.5%	2.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the    Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 6.9% for fiscal year 2015 and 3.5% for fiscal year 2014, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness while implementing new technology initiatives.  Company Drive-In sales increased $30.7 million, or 7.6%, during fiscal year 2015 compared to fiscal year 2014.  This improvement was primarily attributable to an increase of $27.4 million in same-store sales and $3.3 million in incremental sales from new drive-in openings.

For fiscal year 2014, Company Drive-In sales increased  $3.1 million, or 0.8%, as compared to 2013.  This improvement was primarily attributable to an increase of $14.4 million in same-store sales and $2.0 million in incremental sales from new drive-in openings.  These increases were partially offset by an  $8.9 million sales decrease primarily related to the closure of 12 lower-performing drive-ins on August 31, 2013 and a $4.4 million decrease related to the refranchising of seven drive-ins during the first quarter of fiscal year 2014.

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

Franchise Information
($ in thousands)

	Fiscal year ended August 31,
	2015	2014	2013
Franchise Drive-In sales	$3,931,365	$3,627,395	$3,479,880
Percentage increase	8.4%	4.2%	2.8%

Franchise Drive-Ins in operation(1):
Total at beginning of year	3,127	3,126	3,147
Opened	38	37	25
Acquired from (sold to) the Company, net	6	7	(1)
Closed (net of re-openings)	(32)	(43)	(45)
Total at end of year	3,139	3,127	3,126

Average sales per Franchise Drive-In	$1,261	$1,170	$1,125

Change in same-store sales(2)	7.3%	3.5%	2.3%

Franchising revenues(3)	$166,925	$142,707	$135,522
Percentage increase (decrease)	17.0%	5.3%	0.7%

Effective royalty rate(4)	4.04%	3.78%	3.74%
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

Same-store sales for Franchise Drive-Ins increased 7.3% for fiscal year 2015 and 3.5% for fiscal year 2014, showing continued momentum from the initiatives we have implemented to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Franchising revenues increased $24.2 million, or 17.0%, for fiscal year 2015 compared to fiscal year 2014.  The increase in franchising revenues was driven by a license conversion increasing royalty rates for approximately 900 Franchise Drive-Ins, as well as a 7.3% increase in same-store sales.  Lease revenues increased compared to the prior year due to an increase in same-store sales and the addition of 14 new leases.  The effective royalty rate increased compared to fiscal year 2014 as a result of the license conversion discussed above, as well as improved same-store sales.

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

Other revenues decreased $1.2 million to $3.1 in fiscal year 2015 and decreased $0.5 million to $4.3 million in fiscal year 2014 as compared to the prior year.  The decrease in fiscal years 2015 and 2014 was primarily due to changes in minority investments in franchise operations.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Fiscal year ended August 31,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.9%	28.7%	(0.8)
Payroll and other employee benefits	34.8	34.5	0.3
Other operating expenses	20.8	21.2	(0.4)
Cost of Company Drive-In sales	83.5%	84.4%	(0.9)

	Fiscal year ended August 31,		Percentage Points
	2014	2013	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	28.7%	28.5%	0.2
Payroll and other employee benefits	34.5	35.4	(0.9)
Other operating expenses	21.2	21.4	(0.2)
Cost of Company Drive-In sales	84.4%	85.3%	(0.9)

Drive-in level margins improved by 90 basis points during fiscal year 2015 reflecting leverage from improved same-store sales.  Food and packaging costs were favorable by 80 basis points, which reflected lower commodity costs primarily related to dairy, as well as implementation of an inventory management tool.  Payroll and other employee benefits were unfavorable by 30 basis points reflecting increased health care expenses and increased incentive compensation related to growth in same-store sales.  Other operating expenses improved 40 basis points mainly as a result of leverage from sales growth.

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

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 14.3% to $79.3 million for fiscal year 2015, and increased 5.1% to $69.4 million during fiscal year 2014 as compared to fiscal year 2013.  These increases in SG&A expense for fiscal years 2015 and 2014 were primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.    Depreciation and amortization expense increased 8.7% to $45.9 million in fiscal year 2015.  The increase during fiscal year 2015 was primarily attributable to our increased investment in technology initiatives at Company Drive-Ins.  Depreciation and amortization expense increased 4.5% to $42.2 million in fiscal year 2014.  The increase during fiscal year 2014 was primarily attributable to our increased investment in technology initiatives at Company Drive-Ins partially offset by a franchisee’s purchase, during the second fiscal quarter of 2013, of land and buildings previously leased or subleased from the Company.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets increased $1.3 million to $1.4 million in fiscal year 2015 compared to $0.1 million for fiscal year 2014 and $1.8 million for 2013.   The increase in fiscal year 2015 was the result of the $1.3 million impairment charge in fiscal year 2015 for the write-off of assets associated with some lower performing drive-ins.  The decrease in fiscal year 2014 was primarily the result of the $1.6 million impairment charge in fiscal year 2013 for the write-off of assets associated with a change in the vendor for the Sonic system’s point-of-sale technology.

Other Operating Income and Expense, Net.  Fiscal year 2015 reflected $0.9 million in other operating income compared to other operating income of $0.2 million for fiscal year 2014 and other operating net expense of $1.9 million for fiscal year 2013.   The $2.1 million change for fiscal year 2014 was primarily the result of the loss recorded on the closure of 12 lower-performing Company Drive‑Ins at the end of fiscal year 2013.

Net Interest Expense.  Net interest expense decreased $0.2 million in fiscal year 2015 and $3.6 million in fiscal year 2014.  The decrease in fiscal year 2014 was primarily related to a decline in our weighted-average interest rate attributable to our partial debt refinancing completed in the fourth quarter of fiscal year 2013 and a decline in our long-term debt balance.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 29.7% for fiscal year 2015 compared with 35.0% for fiscal year 2014. The lower effective income tax rate for fiscal year 2015 was primarily attributable to the recognition of prior years’ federal tax deductions, a decrease in the valuation allowance for the deferred tax asset related to state net operating losses and legislation that reinstated and extended the Work Opportunity Tax Credit (“WOTC”). The tax rate for fiscal year 2014 increased slightly from the fiscal year 2013 rate of 34.8%, primarily due to legislation that reinstated and extended the WOTC in fiscal year 2013 but expired in fiscal year 2014.  Our fiscal year 2016 tax rate may vary depending upon the reinstatement of the WOTC, which expired on December 31, 2014, and pending resolution of certain tax matters.  Further, our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $31.0 million, or 4.8%, to $620.0 million during fiscal year 2015 from $651.0 million at the end of fiscal year 2014.  The decrease during the year was primarily attributable to a decline in cash and restricted cash of $8.5 million.  Additionally, there was a decrease in net property, equipment and capital leases of $20.6 million, driven by depreciation and asset retirements, partially offset by purchases of property and equipment.

Total liabilities increased $14.3 million, or 2.4%, to $602.6 million during fiscal year 2015 from $588.3 million at the end of fiscal year 2014.  The increase was primarily attributable to an increase of $9.3 million in deferred tax liability that relates to retroactive reinstatement of bonus depreciation.  Additionally, the increase relates to the $10.5 million balance from borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes") partially offset by $9.8 million of scheduled debt principal payments that were made in fiscal year 2015.

Total stockholders’ equity decreased $45.2 million, or 72.2%, to $17.4 million during fiscal year 2015 from $62.7 million at the end of fiscal year 2014. This decrease was primarily attributable to $123.8 million in purchases of common stock under our stock repurchase program and was partially offset by current-year earnings of $64.5 million and $18.7 million from the issuance of stock related to stock option exercises during fiscal year 2015.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $32.9 million to $136.4 million for fiscal year 2015 as compared to $103.5 million in fiscal year 2014.  This increase resulted from changes in working capital along with a $16.6 million increase in net income.

Investing Cash Flows.    Cash used in investing activities decreased $45.2 million to $25.3 million for fiscal year 2015 compared to $70.5 million for fiscal year 2014.  During fiscal year 2015, we used $42.2 million of cash for investments in property and equipment as outlined in the table below (in millions).

Purchase and replacement of equipment and technology	$12.2
Brand technology investments	11.2
Acquisition of underlying real estate for drive-ins	6.6
Newly constructed drive-ins leased or sold to franchisees	5.5
Rebuilds, relocations, remodels and retrofits of existing drive-ins	3.8
Newly constructed Company drive-ins	2.9
Total investments in property and equipment	$42.2

These purchases decreased $36.8 million in fiscal year 2015 compared to the same period last year mainly due to the completion of the new technology installations at Company Drive-Ins during the first quarter of the fiscal year.  Additionally, proceeds from the sale of assets increased $11.6 million primarily related to the sale of operations and real estate for nine Company Drive-Ins, as well as the sale of surplus property.

Financing Cash Flows.    Net cash used in financing activities increased $44.3 million to $119.5 million for fiscal year 2015 as compared to $75.2 million in fiscal year 2014.  This increase primarily relates to a $40.7 million increase in purchases of treasury stock and $18.8 million in dividend payments.  This increase is partially offset by $91.0 million in proceeds from drawdowns on the 2011 Variable Funding Notes throughout fiscal year 2015, and offset by the  $80.5 million of repayments on the 2011 Variable Funding Notes.

In the second quarter of fiscal year 2013, we made a debt prepayment, at par, of $20.0 million on our Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (“2011 Fixed Rate Notes” and, together with the 2011 Variable Funding Notes, the “2011 Notes”).  In the fourth quarter of fiscal year 2013, in a private transaction we refinanced $155 million of the 2011 Fixed Rate Notes with the issuance of $155 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, with no scheduled principal amortization.  As a result, mandatory debt payments have decreased from $15.0 million to $9.8 million per year.  Additionally, in the fourth quarter of fiscal year 2013, we extended the renewal date of our 2011 Variable Funding Notes by two years to May 2018 and decreased the base spread from 3.75% to 3.50%.

At August 31, 2015, the balance outstanding under the 2011 Fixed Rate Notes, the 2011 Variable Funding Notes and the 2013 Fixed Rate Notes, including accrued interest, was $272.9 million, $10.5 million and $155.2 million, respectively.  The weighted-average interest cost of the 2011 Fixed Rate Notes, 2011 Variable Funding Notes and 2013 Fixed Rate Notes was 5.9%,  4.1% and 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing mentioned above resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes, representing a majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income.  An additional $4.1 million in debt origination costs were capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.  The amount of loan costs expected to be amortized over the next 12 months is reflected in “Other current assets” on the Consolidated Balance Sheets.  For additional information on our 2011 Notes and 2013 Fixed Rate Notes, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

In August 2014, our Board of Directors further extended our share repurchase program, authorizing us to purchase up to $105 million of our outstanding shares of common stock during fiscal year 2015.    In October 2014, the Company entered into an ASR agreement with a financial institution to purchase $15 million of the Company’s common stock.  In exchange for a $15 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded.  The Company paid an additional $0.1 million with no additional shares delivered, resulting in an average price per share of $26.32.  In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75 million of the Company’s common stock.  In exchange for a $75 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The ASR transactions completed in July 2015 with 0.3 million additional shares delivered, resulting in an average price per share of $31.38.  The Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

In August 2015, the Board of Directors further extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock through August 31, 2016.

Share repurchases will be made from time to time in the open market or otherwise, including through an ASR program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2015, cash flows from operations and borrowings under our 2011 Variable Funding Notes.

As of August 31, 2015, our total cash balance of $47.0 million ($27.2 million of unrestricted and $19.8 million of restricted cash balances) reflected the impact of the cash generated from operating activities, cash used for share repurchases,  debt prepayment and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the $89.5 million available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million for the fiscal year.  Subsequent to the end of the fiscal year, the Company declared a quarterly dividend of $0.11 per share of common stock to be paid to stockholders of record as of the close of business on November 11, 2015, with a payment date of November 20, 2015.  The Company did not pay any cash dividends on its common stock prior to fiscal 2015.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2015 (in thousands):

		Payments Due by Fiscal Year
					More than
		Less than	1 - 3	3 - 5	5 Years
		1 Year	Years	Years	(2021 and
	Total	(2016)	(2017-2018)	(2019-2020)	thereafter)
Contractual Obligations
Long-term debt(1)	$506,189	$30,663	$309,547	$165,979	$-
Capital leases	31,236	5,254	9,405	6,694	9,883
Operating leases	123,396	11,374	22,050	20,974	68,998
Purchase obligations(2)	283,171	28,895	45,657	48,640	159,979
Other(3)	17,640	-	-	-	-
Total	$961,632	$76,186	$386,659	$242,287	$238,860
————

 (1)  Includes scheduled principal and interest payments on our 2011 Notes and 2013 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with anticipated repayment dates in May 2018 and July 2020, respectively.

(2)  Purchase obligations primarily relate to the Company’s estimated share of system-wide commitments to purchase food products.  We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.

(3)  Includes $3.6 million of unrecognized tax benefits related to uncertain tax positions and $14.0 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

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

During the fourth quarter of fiscal year 2015, we performed our annual assessment of the recoverability of goodwill and determined that no impairment was indicated.  As of the impairment testing date, the fair value of the Company significantly exceeded the carrying value.  As of August 31, 2015, the Company had $77.1 million of goodwill.

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

Accounting for Stock-Based Compensation.  We estimate the fair value of stock options granted using the Black-Scholes option pricing model along with the assumptions shown in note 13 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Form 10-K.  The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

Income Taxes.  We estimate certain components of our provision for income taxes.  These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as wages paid to certain employees, effective rates for state and local income taxes and the tax deductibility of certain other items.

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may give rise to us owing additional taxes.  We adjust our uncertain tax positions until they are resolved in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate and penalty and interest accruals associated with uncertain tax positions.  We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.  However, to the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Accounts and Notes Receivable.    We charge interest on past due accounts receivable and recognize income as it is collected.  Interest accrues on notes receivable based on the contractual terms of the respective notes.  We monitor all accounts and notes receivable for delinquency and provide for estimated losses for specific receivables that are not likely to be collected.  We assess credit risk for accounts and notes receivable of specific franchisees based on payment history, current payment patterns, the health of the franchisee’s business and an assessment of the franchisee’s ability to pay outstanding balances.  In addition to allowances for bad debt for specific franchisee receivables, a general provision for bad debt is estimated for accounts receivable based on historical trends.  Account balances generally are charged against the allowance when we believe it is probable that the receivable will not be recovered and legal remedies have been exhausted.  We continually review our allowance for doubtful accounts.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2015, was primarily based on the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes with an effective rate of 5.4% and 3.75%, respectively, before amortization of debt-related costs.  At August 31, 2015, the fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated their carrying value of $428.1 million, including accrued interest.  To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2011 Fixed Rate Notes and 2013 Fixed Rate Notes would decrease or increase by approximately $12 million, respectively.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013.  Based on our assessment, we believe that, as of August 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the 2015 financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  The report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited Sonic Corp.’s internal control over financial reporting as of August  31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sonic Corp’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013)  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and our report dated October 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Oklahoma City, Oklahoma
October 23, 2015

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2015 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

10.08.       Form of Indemnification Agreement for Officers, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.09.       Form of Chief Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.10.       Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.11.       Amended and Restated Sonic Corp. Executive Severance Plan dated September 1, 2014, which the Company incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended August 31, 2014.*

10.12.       2001 Sonic Corp. Stock Option Plan, as amended and restated effective January 14, 2010, which the Company incorporates by reference from Exhibit (d)(3) to the Company’s Schedule TO filed March 31, 2010.*

10.13.       2001 Sonic Corp. Directors’ Stock Option Plan, as amended and restated January 14, 2010, which the Company incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K filed on October 29, 2010.*

10.14.       Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 16, 2014, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form S-8 filed on April 4, 2014.*

10.15.       Form of Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit (d)(2) to the Company’s Schedule TO filed March 31, 2010.*

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

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited the accompanying consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as of August 31, 2015 and 2014, and for the years then ended. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Corp. and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 23, 2015, expressed an unqualified opinion on the effectiveness of Sonic Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Oklahoma City, Oklahoma

October 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Corp.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Sonic Corp. for the year ended August 31, 2013.   Our audit also included the 2013 financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Sonic Corp.’s operations and its cash flows for the year ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related 2013 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

October 25, 2013

SONIC CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,191	$35,694
Restricted cash	13,246	13,208
Accounts and notes receivable, net	31,577	32,833
Income taxes receivable	1,741	1,887
Inventories	3,824	3,349
Prepaid expenses	5,544	5,917
Other current assets	2,315	2,824
Total current assets	85,438	95,712
Noncurrent restricted cash	6,524	6,652
Notes receivable, net	7,216	8,155
Property, equipment and capital leases, net	421,406	441,969
Goodwill	77,076	77,093
Other assets, net	22,364	21,391
Total assets	$620,024	$650,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,860	$17,207
Franchisee deposits	870	2,678
Accrued liabilities	50,714	43,681
Income taxes payable	8,910	2,461
Current maturities of long-term debt and capital leases	13,467	13,484
Total current liabilities	87,821	79,511
Obligations under capital leases due after one year	20,763	23,050
Long-term debt due after one year	428,238	427,527
Deferred income taxes	43,549	37,611
Other non-current liabilities	22,220	20,598
Commitments and contingencies (Notes 7,8,14,15)
Stockholders’ equity:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized; shares issued
118,309 in 2015 and in 2014	1,183	1,183
Paid-in capital	232,550	225,004
Retained earnings	851,715	801,202
Treasury stock, at cost; 67,249 shares in 2015 and 64,505 shares in 2014	(1,068,015)	(964,714)
Total stockholders’ equity	17,433	62,675
Total liabilities and stockholders’ equity	$620,024	$650,972

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal year ended August 31,
	2015	2014	2013
Revenues:
Company Drive-In sales	$436,031	$405,363	$402,296
Franchise Drive-Ins:
Franchise royalties and fees	161,342	138,416	130,737
Lease revenue	5,583	4,291	4,785
Other	3,133	4,279	4,767
Total revenues	606,089	552,349	542,585

Costs and expenses:
Company Drive-Ins:
Food and packaging	121,701	116,325	114,545
Payroll and other employee benefits	151,801	139,939	142,511
Other operating expenses, exclusive of
depreciation and amortization included below	90,436	85,845	86,153
Total cost of Company Drive-In sales	363,938	342,109	343,209

Selling, general and administrative	79,336	69,415	66,022
Depreciation and amortization	45,892	42,210	40,387
Provision for impairment of long-lived assets	1,440	114	1,776
Other operating (income) expense, net	(945)	(176)	1,943
Total costs and expenses	489,661	453,672	453,337
Income from operations	116,428	98,677	89,248

Interest expense	25,114	25,382	29,098
Interest income	(408)	(469)	(592)
Net loss from early extinguishment of debt	-	-	4,443
Net interest expense	24,706	24,913	32,949
Income before income taxes	91,722	73,764	56,299
Provision for income taxes	27,237	25,848	19,598
Net income	$64,485	$47,916	$36,701

Basic income per share	$1.23	$0.87	$0.65
Diluted income per share	$1.20	$0.85	$0.64

Cash dividends declared per common share	$0.27	$0.09	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

						Total
	Common	Paid-in	Retained	Treasury Stock		Stockholders’
	Stock	Capital	Earnings	Shares	Amount	Equity
Balance at August 31, 2012	$1,183	$230,543	$722,614	60,325	$(895,093)	$59,247
Net income	-	-	36,701	-	-	36,701
Stock-based compensation expense	-	3,630	-	-	-	3,630
Purchase of treasury stock	-	-	-	3,332	(35,480)	(35,480)
Exercise of stock options and
issuance of restricted stock	-	(6,127)	(1,057)	(1,607)	23,527	16,343
Other	-	(3,278)	(120)	(25)	421	(2,977)
Balance at August 31, 2013	$1,183	$224,768	$758,138	62,025	$(906,625)	$77,464
Net income	-	-	47,916	-	-	47,916
Cash dividends	-	-	(4,852)	-	-	(4,852)
Stock-based compensation expense	-	3,742	-	-	-	3,742
Purchase of treasury stock	-	-	-	4,080	(80,045)	(80,045)
Exercise of stock options and
issuance of restricted stock	-	(4,186)	-	(1,575)	21,593	17,407
Other	-	680	-	(25)	363	1,043
Balance at August 31, 2014	$1,183	$225,004	$801,202	64,505	$(964,714)	$62,675
Net income	-	-	64,485	-	-	64,485
Cash dividends	-	-	(13,972)	-	-	(13,972)
Stock-based compensation expense	-	3,520	-	-	-	3,520
Purchase of treasury stock	-	-	-	4,201	(123,786)	(123,786)
Exercise of stock options and
issuance of restricted stock	-	(1,458)	-	(1,438)	20,190	18,732
Other	-	5,484	-	(19)	295	5,779
Balance at August 31, 2015	$1,183	$232,550	$851,715	67,249	$(1,068,015)	$17,433

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended August 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$64,485	$47,916	$36,701
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	45,892	42,210	40,387
Stock-based compensation expense	3,520	3,742	3,630
Net loss from early extinguishment of debt	-	-	4,443
Other	3,743	(1,628)	2,381
(Increase) decrease in operating assets:
Restricted cash	(61)	(1,428)	(2,431)
Accounts receivable and other assets	2,885	(5,977)	1,613
Increase (decrease) in operating liabilities:
Accounts payable	(1,288)	640	2,324
Accrued and other liabilities	10,296	7,347	5,129
Income taxes	6,890	10,726	(6,338)
Total adjustments	71,877	55,632	51,138
Net cash provided by operating activities	136,362	103,548	87,839

Cash flows from investing activities:
Purchases of property and equipment	(42,153)	(79,008)	(41,338)
Proceeds from sale of assets	13,701	2,148	33,475
Other	3,132	6,337	6,679
Net cash used in investing activities	(25,320)	(70,523)	(1,184)

Cash flows from financing activities:
Payments on debt	(90,290)	(9,976)	(189,499)
Proceeds from borrowings	91,000	-	155,000
Restricted cash for securitization obligations	151	181	1,921
Purchases of treasury stock	(120,463)	(79,786)	(36,582)
Proceeds from exercise of stock options	18,732	17,407	16,343
Payment of dividends	(18,808)	-	-
Debt issuance and extinguishment costs	(12)	(151)	(5,137)
Other	145	(2,902)	(3,452)
Net cash used in financing activities	(119,545)	(75,227)	(61,406)

Net increase (decrease) in cash and cash equivalents	(8,503)	(42,202)	25,249
Cash and cash equivalents at beginning of year	35,694	77,896	52,647
Cash and cash equivalents at end of year	$27,191	$35,694	$77,896

Supplemental cash flow information
Cash paid during the year for:
Interest	$23,330	$23,701	$27,352
Income taxes (net of refunds)	$11,360	$14,143	$25,440
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	3,323	259	(1,102)
Notes receivable and direct financing leases from property disposition	-	-	8,661
Stock options exercised by stock swap	3,385	4,634	-
Change in obligation for purchase of property and equipment	(2,121)	3,097	(477)
Dividend payable	13	4,852	-

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

1.    Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service restaurants in the United States.  It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees.  The Company also leases real estate and receives equity earnings in noncontrolling ownership in a number of Franchise Drive‑Ins.

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

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments.  The management approach is based upon the way that management reviews performance and allocates resources.  The Company’s chief operating decision maker and his management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Sonic brand.  Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Cash Equivalents

Cash equivalents consist of highly liquid investments, primarily money market accounts that mature in three months or less from date of purchase, and depository accounts.

Restricted Cash

As of August 31, 2015, the Company had restricted cash balances totaling $19.8 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $13.3 million represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $6.5 million represents interest reserves required to be set aside for the duration of the debt.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

Accounting for Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in.  The Company’s primary test for an indicator of potential impairment is operating losses of the related drive-in.  If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal.  If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Fair value is typically determined to be the value of the land since drive-in buildings and improvements are single-purpose assets and have little value to market participants.  The equipment associated with a store can be easily relocated to another store and therefore is not adjusted.

Surplus property assets are carried at the lower of depreciated cost or fair value less cost to sell.  The majority of the value in surplus property is land.  Fair values are estimated based upon management’s assessment as well as independent market value assessments of the assets’ estimated sales values.

Goodwill and Other Intangible Assets

Goodwill is determined based on an acquisition purchase price in excess of the fair value of identified assets.  Intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives.  The Company tests goodwill at least annually for impairment using the fair value approach on a reporting unit basis.

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired.  During the fourth quarters of fiscal years 2015 and 2014, the annual assessment of the recoverability of goodwill was performed and no impairment was indicated.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 5 - Goodwill and Other Intangibles for additional related disclosures.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

The Company’s gift card program serves all Sonic Drive-Ins and is administered by the Company on behalf of a system advertising fund.  The Company records a liability in the period in which a gift card is sold.  The gift cards do not have expiration dates.  As gift cards are redeemed, the liability is reduced with revenue recognized on redemptions at Company Drive-Ins.  Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws.  The Company estimates breakage based upon the historical trend in redemption patterns from previously sold gift cards.  The Company’s policy is to recognize the breakage, using the delayed recognition method, when it is apparent that there is a remote likelihood the gift card balance will be redeemed.  The Company reduces the gift card liability for the estimated breakage and uses that amount to defray the costs of operating the gift card program.  There is no income recognized on unredeemed gift card balances. Costs to administer the gift card program, net of breakage, are included in the receivables from advertising funds as set forth in note 4 – Accounts and Notes Receivable.  Such costs were not material in fiscal years 2015, 2014 and 2013.

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

Advertising Costs

Costs incurred in connection with advertising and promoting the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $24.5 million in fiscal year 2015 and to $22.4 million in each of fiscal years 2014 and 2013.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (“Sonic Brand Fund”) and spend an additional minimum percentage of gross revenues on advertising, either directly or through Company-required participation in advertising cooperatives.  A significant portion of the advertising cooperative contributions is remitted to the System Marketing Fund, which purchases advertising on national cable and broadcast networks and local broadcast networks and also funds other national media expenses and sponsorship opportunities.  As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Company Drive-Ins are recorded as expense on the Company’s financial statements.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Under the Company’s franchise agreements, the Company is reimbursed by the Sonic Brand Fund for costs incurred to administer the fund at an amount not to exceed 15% of the Sonic Brand Fund’s gross receipts.  Reimbursements from the Sonic Brand Fund are offset against selling, general and administrative expenses and totaled $5.0 million, $4.4 million and $4.2 million in fiscal years 2015, 2014 and 2013, respectively.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Fair Value Measurements

The Company’s financial assets and liabilities consist of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt.  The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts due to the short-term nature of these assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•

Notes receivable - As of August 31, 2015 and 2014, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The update permits the use of either the retrospective or cumulative effect transition method, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  This pronouncement is effective for reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal year ended August 31,
	2015	2014	2013
Numerator:
Net income	$64,485	$47,916	$36,701

Denominator:
Weighted average common shares outstanding– basic	52,572	55,164	56,384
Effect of dilutive employee stock options and
unvested restricted stock units	1,381	1,455	807
Weighted average common shares – diluted	53,953	56,619	57,191

Net income per common share – basic	$1.23	$0.87	$0.65
Net income per common share – diluted	$1.20	$0.85	$0.64

Anti-dilutive securities excluded(1)	342	988	3,278
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

3.  Impairment of Long-Lived Assets

During the fiscal year ended August 31, 2015, the Company identified impairments for certain drive-in assets and surplus property through regular quarterly reviews of long-lived assets.  During the fiscal years ended August 31, 2014 and 2013, the Company identified impairments for certain brand technology assets and surplus property through regular quarterly reviews of long-lived assets.  The recoverability of Company Drive-Ins is assessed by estimating the undiscounted net cash flows expected to be generated over the remaining life of the Company Drive-Ins.  This involves estimating same-store sales and margins for the cash flow periods.  When impairment exists, the carrying value of the asset is written down to fair value.

In fiscal years 2015, 2014 and 2013, the Company recorded $1.4 million, $0.1 million and $1.8 million, respectively, in provisions for impairment resulting from the assessment of certain drive-in assets and surplus properties.  These write-downs were completed to reduce the carrying amount of these properties to fair value.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

4.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	August 31,	August 31,
	2015	2014
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$19,713	$18,292
Notes receivable from franchisees	996	1,468
Receivables from advertising funds	4,965	5,597
Other	6,977	9,068
Accounts and notes receivable, gross	32,651	34,425
Allowance for doubtful accounts and notes receivable	(1,074)	(1,592)
Accounts and notes receivable, net	$31,577	$32,833

Noncurrent Notes Receivable:
Receivables from franchisees	$5,676	$4,688
Receivables from advertising funds	1,571	3,646
Allowance for doubtful notes receivable	(31)	(179)
Notes receivable, net	$7,216	$8,155

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.

5.  Goodwill and Other Intangibles

As of August 31, 2015, the Company had $77.1 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

	August 31,
	2015	2014
Balance at beginning of year	$77,093	$77,093
Goodwill acquired during the year	65	-
Goodwill disposed of related to the sale of Company Drive-Ins	(82)	-
Balance at end of year	$77,076	$77,093

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $10.4 million and $10.3 million at August 31, 2015 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets.  Accumulated amortization related to these intangible assets was $5.9 million and $5.0 million at August 31, 2015 and 2014, respectively.  Intangible assets amortization expense was $0.9 million for each of the fiscal years ended August 31, 2015, 2014 and 2013.  At August 31, 2015, the remaining weighted-average life of amortizable intangible assets was approximately 10 years.  Estimated intangible assets amortization expense is $0.9 million annually for fiscal years 2016 and 2017 and $0.3 million for fiscal years 2018, 2019 and 2020.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

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

7.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing activities consist principally of leasing certain land and buildings as well as subleasing certain buildings to franchise operators.  The land and building portions of all leases are classified as operating leases with lease terms expiring through September 2030.  These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  Most of the leases contain renewal options at the end of the initial term for periods of five years.

Future minimum rental payments receivable as of August 31, 2015, are as follows:

Operating
Years ended August 31:
2016	$5,905
2017	6,245
2018	6,667
2019	7,084
2020	7,440
Thereafter	36,481
$69,822

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Future minimum rental payments required under operating leases and maturities under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of August 31, 2015, are as follows:

	Operating	Capital
Years ended August 31:
2016	$11,374	$5,254
2017	10,992	5,004
2018	11,058	4,401
2019	10,767	3,517
2020	10,207	3,177
Thereafter	68,998	9,883
Total minimum lease payments(1)	$123,396	31,236
Less amount representing interest averaging 6.3%		(6,796)
Present value of net minimum lease payments		24,440
Less amount due within one year		(3,677)
Amount due after one year		$20,763
—————————

(1)  Minimum payments have not been reduced by future minimum rentals receivable under noncancelable operating and capital subleases of $9.5 million and $1.4 million, respectively.  They also do not include contingent rentals which may be due under certain leases.  Contingent rentals for capital leases amounted to $1.0 million in fiscal year 2015 and to $0.8 million in fiscal years 2014 and 2013.

Total rent expense for all operating leases consists of the following for the years ended August 31:

	2015	2014	2013
Minimum rentals	$12,659	$12,449	$13,154
Contingent rentals	174	161	93
Total rent expense	12,833	12,610	13,247
Less sublease rentals	(2,235)	(1,905)	(1,747)
Net rent expense	$10,598	$10,705	$11,500

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

8.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated
	Useful Life	2015	2014
Property, equipment and capital leases:
Land		$157,861	$156,336
Buildings and improvements	8 – 25 yrs	343,256	345,309
Drive-In equipment	5 – 7 yrs	139,801	136,556
Brand technology development and other equipment	2 – 5 yrs	92,860	82,575
Property and equipment, at cost		733,778	720,776
Accumulated depreciation		(330,219)	(298,580)
Property and equipment, net		403,559	422,196

Capital leases	Life of lease	48,079	50,243
Accumulated amortization		(30,232)	(30,470)
Capital leases, net		17,847	19,773
Property, equipment and capital leases, net		$421,406	$441,969

Depreciation expense for property and equipment was $41.7 million, $37.6 million and $35.6 million for fiscal years 2015,  2014 and 2013, respectively.  Land, buildings and equipment with a carrying amount of $165.8 million at August 31, 2015, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $63.1 million at August 31, 2015.  Amortization expense related to capital leases is included within “Depreciation and amortization” on the Consolidated Statements of Income.  As of August 31, 2015, the Company had three drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.4 million,  $0.5 million and $0.7 million for fiscal years 2015, 2014 and 2013, respectively.

9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2015	2014
Wages and employee benefit costs	$20,501	$14,302
Property taxes, sales and use taxes and employment taxes	9,282	9,570
Unredeemed gift cards	9,285	8,577
Dividend payable	13	4,852
Other	11,633	6,380
	$50,714	$43,681

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

10.  Debt

Long-term debt consists of the following at August 31:

	2015	2014
Class A-2 2013-1 senior secured fixed rate notes	$155,000	$155,000
Class A-2 2011-1 senior secured fixed rate notes	272,488	282,238
Class A-1 2011-1 senior secured variable funding notes	10,500	-
Other	40	80
	438,028	437,318
Less long-term debt due within one year	(9,790)	(9,791)
Long-term debt due after one year	$428,238	$427,527

At August 31, 2015, future maturities of long-term debt were $9.8 million for fiscal year 2016, $9.7 million for fiscal year 2017, $263.5 million for fiscal year 2018, no maturities for fiscal year 2019 and $155.0 million for fiscal year 2020.

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

As of August 31, 2015, the weighted-average interest cost of the 2011 Fixed Rate Notes, 2011 Variable Funding Notes and 2013 Fixed Rate Notes was 5.9%,  4.1% and 4.1%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In fiscal year 2013, the debt prepayment and the partial debt refinancing resulted in a pro-rata write-off of loan origination costs from the 2011 Fixed Rate Notes, representing a majority of the $4.4 million loss which is reflected in “Net loss from early extinguishment of debt” on the Consolidated Statements of Income.  An additional $4.1 million in debt origination costs was capitalized in conjunction with the 2013 Fixed Rate Notes.  Loan costs are being amortized over each note’s expected life.

While the 2011 Notes and the 2013 Fixed Rate Notes are structured to provide for seven-year lives from their original issuance dates, they have legal final maturity dates of May 2041 and July 2043, respectively.  The Company

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2015, assets for these combined indirect subsidiaries totaled $318.2 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $19.8 million.  The 2011 Notes and the 2013 Fixed Rate Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2011 Notes and the 2013 Fixed Rate Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2011 Notes and the 2013 Fixed Rate Notes and pledged substantially all of its assets to secure those obligations.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $41.1 million and $34.4 million at August 31, 2015 and 2014, respectively.  This fair value is estimated using Level 1 methods.

At August 31, 2015, the fair value of the Company’s 2011 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value of $428.1 million, including accrued interest.  The fair value of the Company’s 2011 Variable Funding Notes at August 31, 2015 approximated the carrying value of $10.5 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes,  2013 Fixed Rate Notes and the 2011 Variable Funding Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

12.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2015	2014	2013
Current:
Federal	$14,597	$16,580	$16,741
State	3,576	3,490	2,688
	18,173	20,070	19,429

Deferred:
Federal	10,592	5,328	439
State	(1,528)	450	(270)
	9,064	5,778	169
Provision for income taxes	$27,237	$25,848	$19,598

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2015	2014	2013
Amount computed by applying a tax rate of 35%	$32,103	$25,818	$19,705
State income taxes (net of federal income tax benefit)	1,330	2,562	1,572
Employment related and other tax credits, net	(2,096)	(1,537)	(1,572)
Federal tax benefit of statutory tax deduction	(4,093)	-	-
Other	(7)	(995)	(107)
Provision for income taxes	$27,237	$25,848	$19,598

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following at August 31:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$411	$677
Leasing transactions	3,260	3,252
Deferred income	2,810	1,773
Accrued liabilities	5,630	3,399
Stock compensation	2,831	4,921
Other	541	688
State net operating losses	14,222	11,305
Total deferred tax assets	29,705	26,015
Valuation allowance	(12,041)	(11,305)
Total deferred tax assets after valuation allowance	$17,664	$14,710

Deferred tax liabilities:
Prepaid expenses	$(1,315)	$(1,498)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(3,711)	(2,954)
Property, equipment and capital leases	(31,167)	(24,655)
Intangibles and other assets	(20,341)	(19,514)
Debt extinguishment	(2,515)	(3,353)
Total deferred tax liabilities	(59,049)	(51,974)
Net deferred tax liabilities	$(41,385)	$(37,264)

Net deferred tax assets and liabilities are classified as follows:
Current	$2,164	$347
Noncurrent	(43,549)	(37,611)
Total	$(41,385)	$(37,264)

State net operating loss carryforwards expire beginning in December 2015 through May 2036.  Management does not believe the Company will be able to realize the state net operating loss carryforwards utilizing future income exclusive of the reversal of existing deferred tax liabilities and therefore has provided a valuation allowance of $12.0 million and $11.3 million as of August 31, 2015 and 2014, respectively.

As of August 31, 2015 and 2014, the Company had approximately $3.7 million and $2.5 million of unrecognized tax benefits, including approximately $0.4 million and $0.4 million of accrued interest and penalty, respectively.  If recognized, these benefits would favorably impact the effective tax rate.  The liability for unrecognized tax benefits increased $1.2 million in fiscal year 2015.  The increase was primarily related to recognition of an uncertain position related to current and prior years’ federal tax deductions.  This entire change in balance impacted the Company’s tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of “Provision for income taxes” in the Consolidated Statements of Income.  During the year ended August 31, 2015, the Company recognized net expenses of $0.1 million.  The Company recognized negligible net expenses in fiscal year 2014 and a net benefit of $0.4 million in fiscal year 2013.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2015	2014
Balance at beginning of year	$2,461	$2,583
Additions based on tax positions related to the current year	254	255
Additions for tax positions of prior years	937	115
Reductions for tax positions of prior years	-	(492)
Balance at end of year	$3,652	$2,461

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  At August 31, 2015, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2009.  The Company anticipates that the results of any examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from an increase of $0.1 million to a decrease of $3.0 million depending on the timing and terms of the examination resolutions.

13.  Stockholders’ Equity

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2015, 0.8 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, restricted stock units (“RSUs”) and other share-based awards.  At Sonic’s annual meeting of stockholders on January 16, 2014, the stockholders approved an amendment to the 2006 Plan which added an additional 6.6 million shares of common stock available for issuance.  At August 31, 2015, 7.6 million shares were available for grant under the 2006 Plan.  The Company grants stock options with contractual terms of seven to 10 years and a vesting period of three years and RSUs also with a vesting period of three years.  Effective in January 2013, awards granted to the Company’s Board of Directors vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2015, 2014 and 2013 was $3.5 million, $3.7 million and $3.6 million, respectively, net of related income tax benefits of $1.0 million, $1.7 million and $1.2 million, respectively.  At August 31, 2015, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $6.3 million and is expected to be recognized over a weighted average period of 2.1 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during 2015, 2014 and 2013.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

The per share weighted average fair value of stock options granted during 2015, 2014 and 2013 was $8.83,  $6.82 and $4.69, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2015	2014	2013
Expected term (years)	5.0	4.7	4.9
Expected volatility	34%	37%	48%
Risk-free interest rate	1.3%	1.5%	0.8%
Expected dividend yield	1.2%	-%	-%

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

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2015, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2014	4,160	$12.73
Granted	424	31.08
Exercised	(1,519)	14.56
Forfeited or expired	(192)	19.77
Outstanding at August 31, 2015	2,873	$14.00	3.38	$38,892

Exercisable at August 31, 2015	2,119	$10.46	2.55	$35,035

Proceeds from the exercise of stock options for fiscal years 2015, 2014 and 2013 were $18.7 million, $17.4 million and $16.3 million, respectively.  The total intrinsic value of options exercised during the years ended August 31, 2015, 2014 and 2013 was $21.8 million, $13.0 million and $3.8 million, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2015 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2014	46	$16.78
Granted	53	30.26
Vested	(33)	15.19
Forfeited	-
Outstanding at August 31, 2015	66	$28.49

The aggregate fair value of RSUs that vested was $1.1 million during the years ended August 31, 2015 and 2014 and was $0.9 million for the year ended August 31, 2013.

Share Repurchase Programs

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

In August 2014, the Board of Directors further extended the Company’s share repurchase program, authorizing the Company to purchase up to $105 million of its outstanding shares of common stock beginning September 1, 2014 through August 31, 2015.  In October 2014, the Company entered into an ASR agreement with a financial institution to purchase $15 million of the Company’s common stock.  In exchange for a $15 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded.  The Company paid an additional $0.1 million with no additional shares delivered, resulting in an average price per share of $26.32.  In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75 million of the Company’s common stock.  In exchange for a $75 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The ASR transactions completed in July 2015 with 0.3 million additional shares delivered, resulting in an average price per share of $31.38.  The

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

In August 2015, the Board of Directors further extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock through August 31, 2016.

Including shares repurchased through the ASR transactions described above, during the fiscal year 2015, approximately 4.2 million shares were repurchased for a total cost of $123.8 million, resulting in an average price per share of $29.46.  The total remaining amount authorized under the share repurchase program, as of August 31, 2015, was $126.3 million.

Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2015, cash flows from operations and borrowings under our 2011 Variable Funding Notes.

Dividends

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million for the fiscal year.  Subsequent to the end of the fiscal year, the Company declared a quarterly dividend of $0.11 per share of common stock to be paid to stockholders of record as of the close of business on November 11, 2015, with a payment date of November 20, 2015.  The Company did not pay any cash dividends on its common stock prior to fiscal 2015.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

14.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service.  The Company’s contributions during fiscal years 2015,  2014 and 2013 were $1.6 million, $1.3 million and $1.9 million, respectively.

The Company has short-term and long-term cash incentive plans (the “Incentive Plans”) that apply to certain employees, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals are met, a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $12.4 million, $9.5 million and $8.2 million during fiscal years 2015,  2014 and 2013, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

15.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of August 31, 2015, the balance of the franchisee’s loan was $6.0 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2015, the amount remaining under these guaranteed lease obligations totaled $8.0 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2015, the Company had purchase obligations of approximately $283.2 million which primarily related to its estimated share of system-wide commitments for food products.  The Company has excluded agreements that are cancelable without penalty.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015, 2014 and 2013

(In thousands, except per share data)

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Total revenues	$139,856	$126,652	$126,219	$109,741	$164,748	$152,187	$175,266	$163,769
Income from operations	22,538	18,359	16,991	12,349	36,370	31,681	40,529	36,288
Net income(1)	$10,085	$8,208	$7,662	$4,107	$20,442	$16,776	$26,296	$18,825

Basic income
per share(2)	$0.19	$0.15	$0.14	$0.07	$0.39	$0.31	$0.51	$0.35
Diluted income
per share(2)	$0.18	$0.14	$0.14	$0.07	$0.38	$0.30	$0.50	$0.34
—————————

(1)  Includes a tax benefit of $0.7 million from the retroactive reinstatement of the Work Opportunity Tax Credit and resolution of income tax matters in the second quarter of fiscal year 2015; a federal tax benefit of $1.7 million from the recognition of a prior-year statutory tax deduction and a tax expense of $0.6 million from the retroactive effect of federal tax law change during the third quarter of fiscal year 2015; and a federal tax benefit of $1.5 million from the recognition of a prior-year statutory tax deduction and $1.7 million from a change in deferred tax valuation allowance during the fourth quarter of fiscal year 2015. Also includes a $0.5 million tax benefit resulting from the IRS’s acceptance of a federal tax method change during the first quarter of fiscal year 2014.

(2)  The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

		Additions	Amounts
	Balance at	Charged to	Written Off
	Beginning of	Costs and	Against the	(Transfers)	Balance at
Description	Year	Expenses	Allowance	Recoveries	End of Year
	(In thousands)
Allowance for doubtful accounts and notes receivable
Fiscal years ended:
August 31, 2015	$1,771	(81)	(601)	16	$1,105
August 31, 2014	2,347	(434)	(142)	-	1,771
August 31, 2013	$2,992	(367)	(278)	-	$2,347

Accrued liability for drive-in closings and disposals
Fiscal years ended:
August 31, 2015	$871	367	(422)	(9)	$807
August 31, 2014	1,099	339	(546)	(21)	871
August 31, 2013	$568	809	(249)	(29)	$1,099

See accompanying Report of Independent Registered Pubic Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of October, 2015.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer and President	October 23, 2015
J. Clifford Hudson, Principal Executive Officer

/s/ Claudia S. San Pedro	Executive Vice President and Chief Financial Officer	October 23, 2015
Claudia S. San Pedro, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Controller	October 23, 2015
Michelle E. Britten, Principal Accounting Officer

/s/ Tony D. Bartel	Director	October 23, 2015
Tony D. Bartel

/s/ Lauren R. Hobart	Director	October 23, 2015
Lauren R. Hobart

/s/ Kate S. Lavelle	Director	October 23, 2015
Kate S. Lavelle

/s/ J. Larry Nichols	Director	October 23, 2015
J. Larry Nichols

/s/ Federico F. Peña	Director	October 23, 2015
Federico F. Peña

/s/ Frank E. Richardson	Director	October 23, 2015
Frank E. Richardson

/s/ Robert M. Rosenberg	Director	October 23, 2015
Robert M. Rosenberg

/s/ Jeffrey H. Schutz	Director	October 23, 2015
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 23, 2015
Kathryn L. Taylor

/s/ Susan E. Thronson	Director	October 23, 2015
Susan E. Thronson

EXHIBIT INDEX

Exhibit Number and Description

21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
23.02	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document