Form 10-Q
period 2015-11-30
SONIC CORP
filed 2016-01-08
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 4, 2016, approximately 49,119,301 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	November 30,	August 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$36,821	$27,191
Restricted cash	7,872	13,246
Accounts and notes receivable, net	32,070	31,577
Income taxes receivable	848	1,741
Prepaid expenses and other current assets	9,095	11,683
Total current assets	86,706	85,438
Noncurrent restricted cash	6,493	6,524
Notes receivable, net	7,567	7,216
Property, equipment and capital leases	785,049	781,857
Less accumulated depreciation and amortization	(368,399)	(360,451)
Property, equipment and capital leases, net	416,650	421,406

Goodwill	77,039	77,076
Other assets, net	21,662	22,364
Total assets	$616,117	$620,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,362	$13,860
Franchisee deposits	671	870
Accrued liabilities	39,300	50,714
Income taxes payable	6,549	8,910
Current maturities of long-term debt and capital leases	13,396	13,467
Total current liabilities	79,278	87,821
Obligations under capital leases due after one year	19,835	20,763
Long-term debt due after one year	473,300	428,238
Deferred income taxes	41,178	43,549
Other non-current liabilities	23,263	22,220
Total non-current liabilities	557,576	514,770
Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2015)	1,183	1,183
Paid-in capital	233,603	232,550
Retained earnings	858,718	851,715
Treasury stock, at cost; 69,025 shares (67,249 shares at August 31, 2015)	(1,114,241)	(1,068,015)
Total stockholders’ equity (deficit)	(20,737)	17,433
Total liabilities and stockholders’ equity (deficit)	$616,117	$620,024

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	November 30,
	2015	2014
Revenues:
Company Drive-In sales	$103,883	$100,138
Franchise Drive-Ins:
Franchise royalties and fees	39,922	38,264
Lease revenue	1,592	1,065
Other	406	389
Total revenues	145,803	139,856

Costs and expenses:
Company Drive-Ins:
Food and packaging	28,946	28,573
Payroll and other employee benefits	36,364	35,271
Other operating expenses, exclusive of
depreciation and amortization included below	22,908	22,605
Total cost of Company Drive-In sales	88,218	86,449

Selling, general and administrative	20,940	18,788
Depreciation and amortization	10,999	11,660
Other operating (income) expense, net	(399)	421
Total costs and expenses	119,758	117,318
Income from operations	26,045	22,538

Interest expense	6,222	6,281
Interest income	(100)	(102)
Net interest expense	6,122	6,179
Income before income taxes	19,923	16,359
Provision for income taxes	7,465	6,274
Net income	$12,458	$10,085

Basic income per share	$0.25	$0.19
Diluted income per share	$0.24	$0.18

Cash dividends declared per common share	$0.11	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	November 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,458	$10,085
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	10,999	11,660
Stock-based compensation expense	956	952
Other	(722)	58
(Increase) decrease in operating assets:
Restricted cash	5,355	5,407
Accounts receivable and other assets	(105)	4,470
Increase (decrease) in operating liabilities:
Accounts payable	6,282	(179)
Accrued and other liabilities	(11,962)	(4,517)
Income taxes	2,507	5,763
Total adjustments	13,310	23,614
Net cash provided by operating activities	25,768	33,699

Cash flows from investing activities:
Purchases of property and equipment	(8,458)	(10,830)
Proceeds from sale of assets	1,615	605
Other	1,238	7,130
Net cash used in investing activities	(5,605)	(3,095)

Cash flows from financing activities:
Payments on debt	(32,948)	(2,447)
Proceeds from borrowings	78,000	-
Purchases of treasury stock	(49,572)	(20,425)
Proceeds from exercise of stock options	597	7,679
Payment of dividends	(5,448)	(4,795)
Other	(1,162)	(1,089)
Net cash used in financing activities	(10,533)	(21,077)

Net decrease in cash and cash equivalents	9,630	9,527
Cash and cash equivalents at beginning of period	27,191	35,694
Cash and cash equivalents at end of period	$36,821	$45,221

Supplemental cash flow information
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	$(2,457)	$(233)
Change in obligation for purchase of property and equipment	745	(1,625)

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2015, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  This pronouncement is effective for reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses.  If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for reporting periods beginning after December 15, 2015.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of their simplification initiatives.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted.  The Company adopted this standard in the first quarter of fiscal year 2016.  The Company’s current deferred tax asset balance of $2.2 million is classified as noncurrent and netted with noncurrent deferred tax liabilities as of November 30, 2016.  No prior periods were retrospectively adjusted.

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	November 30,
	2015	2014
Numerator:
Net income	$12,458	$10,085

Denominator:
Weighted average common shares outstanding– basic	50,221	53,360
Effect of dilutive employee stock options and
unvested restricted stock units	1,104	1,467
Weighted average common shares – diluted	51,325	54,827

Net income per common share – basic	$0.25	$0.19
Net income per common share – diluted	$0.24	$0.18

Anti-dilutive securities excluded(1)	412	455
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

3.Share Repurchase Program

In August 2015, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock to be repurchased through August 31, 2016.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

During the first three months of fiscal year 2016, approximately 1.8 million shares were repurchased for a total cost of $47.1 million, resulting in an average price per share of $25.73.  The total remaining amount authorized under the share repurchase program, as of November 30, 2015, was $79.1 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended
	November 30,
	2015	2014
Provision for income taxes	$7,465	$6,274
Effective income tax rate	37.5%	38.4%

The decrease in the Company’s effective income tax rate during the first quarter of fiscal year 2016 was primarily attributable to a federal tax benefit from a statutory tax deduction.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of November 30, 2015, the balance of the franchisee’s loan was $5.9 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2015, the amount remaining under these guaranteed lease obligations totaled $7.5 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $38.1 million at November 30, 2015 and $41.1 million at August 31, 2015.  This fair value is estimated using Level 1 inputs.

At November 30, 2015, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $425.6 million, including accrued interest.  At November 30, 2015, the fair value of the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”) approximated the carrying value of $58.1 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes, 2013 Fixed Rate Notes and 2011 Variable Funding Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 5.3% during the first quarter of fiscal year 2016 as compared to an increase of 8.5% for the same period last year.  Same-store sales at Company Drive-Ins increased 4.4% during the first quarter of fiscal year 2016 as compared to an increase of 7.9% for the same period last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements and innovation, a greater emphasis on personalized service, new technology, a tiered pricing strategy and a media strategy that have set a solid foundation for growth.   All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $145.8 million for the first quarter of fiscal year 2016 from $139.9 million for the same period last year.  The increase in revenues was primarily attributable to same-store sales growth at Company and Franchise Drive-Ins.  Restaurant margins at Company Drive-Ins improved by 140 basis points during the first quarter of fiscal year 2016, reflecting the leverage of positive same-store sales and continued improvement in commodity costs.

First quarter results for fiscal year 2016 reflected net income of $12.5 million or $0.24 per diluted share as compared to net income of $10.1 million or $0.18 per diluted share for the same period last year.  Net income and diluted earnings per share for the first quarter of fiscal year 2016 increased 23.5% and 33.0%, respectively.

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

System-wide Performance
($ in thousands)

	Three months ended
	November 30,
	2015	2014
Increase in total sales	6.4%	9.2%

System-wide drive-ins in operation(1):
Total at beginning of period	3,526	3,518
Opened	13	13
Closed (net of re-openings)	(10)	(14)
Total at end of period	3,529	3,517

Average sales per drive-in	$305	$290

Change in same-store sales(2)	5.3%	8.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	November 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Company Drive-In sales	$103,883	$100,138	$3,745	3.7%
Franchise Drive-Ins:
Franchise royalties	39,462	36,776	2,686	7.3
Franchise fees	460	1,488	(1,028)	(69.1)
Lease revenue	1,592	1,065	527	49.5
Other	406	389	17	4.4
Total revenues	$145,803	$139,856	$5,947	4.3%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended
	November 30,
	2015	2014
Company Drive-In sales	$103,883	$100,138
Percentage increase	3.7%	7.1%

Company Drive-Ins in operation(1):
Total at beginning of period	387	391
Opened	-	1
Sold to franchisees	(2)	(2)
Closed (net of re-openings)	(3)	(1)
Total at end of period	382	389

Average sales per Company Drive-In	$270	$259

Change in same-store sales(2)	4.4%	7.9%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 4.4% for the first quarter of fiscal year 2016 as compared to an increase of 7.9% for the same period last year, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness while benefitting from the implementation of new technology initiatives.  Company Drive-In sales increased $3.7 million during the first quarter of fiscal year 2016 as compared to the same periods last year, mainly due to an increase in same-store sales of $4.3 million and an increase of $1.2 million in incremental sales related to new drive-in openings and stores that were temporarily closed in the same period last year, offset by a $1.8 million decrease primarily related to stores sold to franchisees and closed by the Company during fiscal year 2015.

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

Franchise Information
($ in thousands)

	Three months ended
	November 30,
	2015	2014
Franchise Drive-In sales	$968,956	$908,276
Percentage increase	6.7%	9.4%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,139	3,127
Opened	13	12
Acquired from the company	2	2
Closed (net of re-openings)	(7)	(13)
Total at end of period	3,147	3,128

Average sales per Franchise Drive-In	$310	$294

Change in same-store sales(2)	5.4%	8.5%

Franchising revenues(3)	$41,514	$39,329
Percentage increase (decrease)	5.6%	22.5%

Effective royalty rate(4)	4.07%	4.05%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

(3)  Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues.  See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2015.

(4)  Represents franchise royalties as a percentage of Franchise Drive-In sales.

Same-store sales for Franchise Drive-Ins increased 5.4% for the first quarter of fiscal year 2016 as compared to an increase of 8.5% for the same period last year.  Franchising revenues increased $2.2 million, or 5.6%, for the first quarter of fiscal year 2016, compared to the same period last year.  The increase in franchise revenues was primarily attributable to increases in royalties and lease revenue related to the growth of same-store sales, offset by a decrease in franchise fees related to the renewal of license agreements for certain Franchise Drive-Ins that occurred in the same period last year.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	November 30,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.9%	28.5%	(0.6)
Payroll and other employee benefits	35.0	35.2	(0.2)
Other operating expenses	22.0	22.6	(0.6)
Cost of Company Drive-In sales	84.9%	86.3%	(1.4)

Drive-in level margins improved by 140 basis points during the first quarter of fiscal year 2016.  The margin improvement for the quarter is attributable to the leverage of positive same-store sales and continued commodity cost improvement.  Food and packaging costs were favorable by 60 basis points during the first quarter of fiscal year 2016.  Higher commodity costs in the prior year, primarily related to beef and dairy, resulted in the favorable impact to food and packaging costs for the first three months of fiscal year 2016.  Payroll and other employee benefits were favorable by 20 basis points for the first quarter of fiscal year 2016 reflecting decreased health care expenses.  Other operating expenses improved 60 basis points during the first quarter of fiscal year 2016 mainly as a result of leveraging improved sales.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $2.2 million, or 11.5%, to $20.9 million for the first quarter of fiscal year 2016 as compared to the same period last year.  This increase is primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.  Depreciation and amortization decreased $0.7 million, or 5.7%, to $11.0 million for the first quarter of fiscal year 2016 as compared to the same period last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year.

Net Interest Expense.  Net interest expense was flat in the first quarter of fiscal year 2016.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2015.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 37.5% for the first quarter of fiscal year 2016 as compared to 38.4% for the same period in 2015.  The lower effective income tax rate during the first quarter of fiscal year 2016 was primarily attributable to a federal tax benefit from a statutory tax deduction.  Subsequent to the end of the first quarter of fiscal year 2016, the Work Opportunity Tax Credit (“WOTC”) program, which had expired on December 31, 2014, was retroactively extended through December 31, 2019.  We expect to recognize the retroactive benefit from this program in the second fiscal quarter.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders and changes to uncertain tax positions and as circumstances on other tax matters change.

Financial Position

Total assets decreased $3.9 million, or 0.6%, to $616.1 million during the first three months of fiscal year 2016 from $620.0 million at the end of fiscal year 2015.  The decrease in total assets was primarily attributable to a decrease in net property, equipment and capital leases of $4.8 million, driven by depreciation as well as asset retirements and sales, partially offset by purchases of property and equipment.  Additionally, there was a $2.6 million decrease in prepaid expenses and other current assets primarily related to the adoption of Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This update requires the current

deferred tax asset be classified as noncurrent and netted with noncurrent deferred tax liabilities.    This was offset by  an increase in cash and restricted cash of $4.2 million.

Total liabilities increased $34.3 million, or 5.7%, to $636.9 million during the first three months of fiscal year 2016 from $602.6 million at the end of fiscal year 2015.    The increase was primarily attributable to $47.5 million net borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes") offset by $2.4 million in scheduled principal payments.    This was partially offset by a decrease of $11.4 million in accrued liabilities, primarily driven by payment of bonuses and other liabilities that were accrued as of August 31, 2015.

Total stockholders’ equity (deficit) decreased $38.2 million, or 219.0%, to a deficit of $20.7 million during the first three months of fiscal year 2016 from equity of $17.4 million at the end of fiscal year 2015.  This decrease was primarily attributable to $47.1 million in purchases of common stock during the first three months of the fiscal year and the payment of $5.4 million in dividends, partially offset by current-year earnings of $12.5 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $7.9 million to $25.8 million for the first three months of fiscal year 2016 as compared to $33.7 million for the same period in fiscal year 2015.  The decrease was driven by changes in working capital during the first three months of fiscal year 2016 related to the pay-out of increased incentive compensation due to improved business performance when compared to prior year, as well as the timing of payments and receipts for both operational and tax transactions.  The decrease was partially offset by increased net income.

Investing Cash Flows.  Net cash used in investing activities during the first three months of fiscal year 2016 increased $2.5 million to $5.6 million compared to $3.1 million for the same period in fiscal year 2015.

The table below outlines our use of cash for investments in property and equipment for the first three months of fiscal year 2016 in millions:

Purchase and replacement of equipment and technology	$2.9
Brand technology investments	2.9
Rebuilds, relocations and remodels of existing drive-ins	1.5
Newly constructed drive-ins leased or sold to franchisees	1.1
Newly constructed Company Drive-Ins	0.1
Total investments in property and equipment	$8.5

These investments decreased $2.4 million compared to the same period last year mainly due to decreased spending for technology initiatives at Company Drive-Ins and new construction of Company Drive-Ins.  This decline is offset by a $5.0 million advance received from a vendor during the first quarter of fiscal year 2015.

Financing Cash Flows.  Net cash used in financing activities decreased $10.6 million to $10.5 million for the first three months of fiscal year 2016 as compared to $21.1 million for the same period in fiscal year 2015.  This decrease primarily relates to $47.5 million of net proceeds from the 2011 Variable Funding Notes, consisting of $78.0 million in proceeds and $30.5 million in debt repayments.    Additionally, stock option exercise proceeds decreased $7.1 million, offset by  a $29.1 million increase in purchases of treasury stock.

In August 2015, our Board of Directors extended the Company’s share repurchase program, authorizing the purchase of up to $145 million of our outstanding shares of common stock through August 31, 2016.  Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  During the first three months of fiscal year 2016, approximately 1.8 million shares were repurchased for a total cost of $47.1 million.

As of November 30, 2015, our total cash balance of $51.2 million ($36.8 million of unrestricted and $14.4 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2011 Variable Funding Notes borrowing proceeds, cash used for share repurchases, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2015.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during first quarter of fiscal year 2016 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
September 1, 2015 through September 30, 2015	329	$25.85	329	$117,753
October 1, 2015 through October 31, 2015	1,254	25.27	1,254	86,067
November 1, 2015 through November 30, 2015	248	27.87	248	79,144
Total	1,831		1,831
—————

(1)  In August 2015,  the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock to be repurchased through August 31, 2016.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to Note 3 – Share Repurchase Program of the notes to the Condensed Consolidated Financial Statements for additional information.

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

SONIC CORP.

By:	/s/ Claudia S. San Pedro
Claudia S. San Pedro
Executive Vice President and Chief Financial Officer

Date:  January 8, 2016

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