Form 10-Q
period 2016-02-29
SONIC CORP
filed 2016-03-31
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of March 28, 2016, approximately 48,552,214 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	February 29,	August 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$36,106	$27,191
Restricted cash	8,551	13,246
Accounts and notes receivable, net	29,970	31,577
Income taxes receivable	1,930	1,741
Prepaid expenses and other current assets	8,467	11,683
Total current assets	85,024	85,438
Noncurrent restricted cash	6,465	6,524
Notes receivable, net	6,701	7,216
Property, equipment and capital leases	788,067	781,857
Less accumulated depreciation and amortization	(376,841)	(360,451)
Property, equipment and capital leases, net	411,226	421,406

Goodwill	76,937	77,076
Other assets, net	20,394	22,364
Total assets	$606,747	$620,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,337	$13,860
Franchisee deposits	729	870
Accrued liabilities	40,034	50,714
Income taxes payable	-	8,910
Current maturities of long-term debt and capital leases	13,384	13,467
Total current liabilities	69,484	87,821
Obligations under capital leases due after one year	19,493	20,763
Long-term debt due after one year	484,863	428,238
Deferred income taxes	41,806	43,549
Other non-current liabilities	24,321	22,220
Total non-current liabilities	570,483	514,770
Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2015)	1,183	1,183
Paid-in capital	234,489	232,550
Retained earnings	864,126	851,715
Treasury stock, at cost; 69,445 shares (67,249 shares at August 31, 2015)	(1,133,018)	(1,068,015)
Total stockholders’ equity (deficit)	(33,220)	17,433
Total liabilities and stockholders’ equity (deficit)	$606,747	$620,024

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues:
Company Drive-In sales	$95,313	$92,309	$199,196	$192,447
Franchise Drive-Ins:
Franchise royalties and fees	36,047	32,407	75,969	70,671
Lease revenue	1,399	979	2,991	2,044
Other	401	524	807	913
Total revenues	133,160	126,219	278,963	266,075

Costs and expenses:
Company Drive-Ins:
Food and packaging	26,213	25,828	55,159	54,401
Payroll and other employee benefits	35,359	33,880	71,723	69,151
Other operating expenses, exclusive of
depreciation and amortization included below	20,100	19,924	43,008	42,529
Total cost of Company Drive-In sales	81,672	79,632	169,890	166,081

Selling, general and administrative	20,785	18,138	41,725	36,926
Depreciation and amortization	11,057	11,539	22,056	23,199
Other operating (income) expense, net	(2,566)	(81)	(2,965)	340
Total costs and expenses	110,948	109,228	230,706	226,546
Income from operations	22,212	16,991	48,257	39,529

Interest expense	6,467	6,318	12,689	12,599
Interest income	(105)	(97)	(205)	(199)
Net interest expense	6,362	6,221	12,484	12,400
Income before income taxes	15,850	10,770	35,773	27,129
Provision for income taxes	5,031	3,108	12,496	9,382
Net income	$10,819	$7,662	$23,277	$17,747

Basic income per share	$0.22	$0.14	$0.47	$0.33
Diluted income per share	$0.22	$0.14	$0.46	$0.32

Cash dividends declared per common share	$0.11	$0.09	$0.22	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net income	$23,277	$17,747
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	22,056	23,199
Stock-based compensation expense	1,919	1,785
Other	(3,408)	(775)
Decrease in operating assets:
Restricted cash	4,787	5,884
Accounts receivable and other assets	2,514	7,776
Increase (decrease) in operating liabilities:
Accounts payable	1,464	(411)
Accrued and other liabilities	(9,932)	(4,748)
Income taxes	(3,919)	6,326
Total adjustments	15,481	39,036
Net cash provided by operating activities	38,758	56,783

Cash flows from investing activities:
Purchases of property and equipment	(17,808)	(23,351)
Proceeds from sale of assets	9,490	2,332
Other	3,201	3,088
Net cash used in investing activities	(5,117)	(17,931)

Cash flows from financing activities:
Payments on debt	(59,397)	(4,895)
Proceeds from borrowings	116,000	48,500
Purchases of treasury stock	(74,326)	(95,597)
Proceeds from exercise of stock options	3,754	14,323
Payment of dividends	(10,852)	(9,469)
Other	95	(176)
Net cash used in financing activities	(24,726)	(47,314)

Net increase (decrease) in cash and cash equivalents	8,915	(8,462)
Cash and cash equivalents at beginning of period	27,191	35,694
Cash and cash equivalents at end of period	$36,106	$27,232

Supplemental cash flow information
Cash paid during the year for:
Income taxes (net of refunds)	$14,645	$1,708
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	$(2,632)	$(259)

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,”  which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which requires the Company to adopt the standard in fiscal year 2019.  Early application in fiscal year 2018 is permitted.  The update permits the use of either the retrospective or cumulative effect transition method, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures and has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  This pronouncement is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.  The adoption of these standards is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The guidance provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses.  If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for fiscal years beginning after December 15, 2015.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted.  The Company adopted this standard in the first quarter of fiscal year 2016.  The Company’s current deferred tax asset balance of $2.2 million was classified as noncurrent and netted with noncurrent deferred tax liabilities as of November 30, 2015, and all future deferred tax asset balances will be recorded as such.  No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet.  Accounting guidance for lessors is largely unchanged.  The amendment is effective for fiscal years beginning after December 15, 2018 with early application permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Numerator:
Net income	$10,819	$7,662	$23,277	$17,747

Denominator:
Weighted average common shares outstanding– basic	48,977	53,171	49,599	53,226
Effect of dilutive employee stock options
and unvested restricted stock units	1,011	1,489	1,057	1,518
Weighted average common shares outstanding – diluted	49,988	54,660	50,656	54,744

Net income per common share – basic	$0.22	$0.14	$0.47	$0.33
Net income per common share – diluted	$0.22	$0.14	$0.46	$0.32

Anti-dilutive securities excluded(1)	552	173	482	313
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

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

During the first six months of fiscal year 2016, approximately 2.7 million shares were repurchased for a total cost of $71.7 million, resulting in an average price per share of $26.81.  The total remaining amount authorized under the share repurchase program as of February 29, 2016 was $54.6 million.

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Provision for income taxes	$5,031	$3,108	$12,496	$9,382
Effective income tax rate	31.7%	28.9%	34.9%	34.6%

The effective tax rate for the second quarter of fiscal 2016 and fiscal 2015 reflect tax credits, primarily the Work Opportunity Tax Credit (“WOTC”), that were retroactively extended in calendar years 2014 and 2015.  The tax credit amounts are fixed amounts, and as a result impact the effective tax rate for the quarters.  The tax credit amounts in the second quarter of fiscal year 2016 were less than the same period in the prior year, resulting in a higher effective tax rate for the second quarter of fiscal 2016 compared to the same period for fiscal 2015.

5.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of February 29, 2016, the balance of the franchisee’s loan was $5.9 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of February 29, 2016, the amount remaining under these guaranteed lease obligations totaled $8.5 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $43.6 million at February 29, 2016 and $41.1 million at August 31, 2015.  This fair value is estimated using Level 1 inputs.

At February 29, 2016, the fair value of the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”) approximated the carrying value of $423.2 million, including accrued interest.  At February 29, 2016,  the fair value of the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A‑1 (the “2011 Variable Funding Notes”) approximated the carrying value of $72.1 million, including accrued interest.  The fair value of the 2011 Fixed Rate Notes, 2013 Fixed Rate Notes and 2011 Variable Funding Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

7.Subsequent Events

Subsequent to the end of the second fiscal quarter of 2016, the Company announced that certain of its subsidiaries intend to complete a financing transaction, which will include prepaying the 2011 Fixed Rate Notes with proceeds from the sale of a new series of securitized debt, as well as refinancing the 2011 Variable Funding Notes. The Company’s subsidiaries intend to issue approximately $425.0 million of new fixed rate notes (the “2016 Notes”) and enter into a new $150.0 million variable funding note facility.  As of February 29, 2016, the Company had $3.4 million in unamortized deferred loan costs associated with the 2011 Fixed Rate Notes and 2011 Variable Funding Notes of which all or a portion could be written off in conjunction with this transaction.  The deferred loan costs are included in other assets, net in the accompanying condensed consolidated balance sheet.

The net proceeds from the sale of the 2016 Notes will be used to retire the 2011 Fixed Rate Notes and pay down the existing 2011 Variable Funding Notes, which had a balance of $267.6 million and $72.0 million, respectively, as of February 29, 2016.  The new variable funding note facility will replace the existing 2011Variable Funding Notes.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

The consummation of the offering is subject to market and other conditions and is anticipated to close in the fiscal third quarter of 2016. However, there can be no assurance that the Company will be able to successfully complete the financing transaction, on the terms described or at all.

Effective March 1, 2016,  the Company established the Brand Technology Fund (“BTF”).  Both Company and Franchise Drive-Ins will pay a set technology fee to the BTF, which will administer cybersecurity and other technology programs.  The BTF funds do not constitute assets of the Company and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the BTF will be included in the Company’s consolidated financial statements.  However, technology fees paid by Company Drive-Ins will be recorded as an expense on the Company’s financial statements, and the BTF will pay the Company a fee to offset administrative services provided by the Company on behalf of the BTF.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

System-wide same-store sales increased 6.5% during the second quarter and increased 5.9% for the first six months of fiscal year 2016 as compared to an increase of 11.5% and 9.8%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 6.3% during the second quarter and  5.3% for the first six months of fiscal year 2016 as compared to an increase of 11.2% and 9.5%, respectively, for the same periods last year.  Approximately one percentage point of the increase in sales for the second quarter and approximately one-half percentage point of the increase for the first six months of fiscal year 2016 are attributable to one additional day of operations in February 2016 versus February 2015, due to leap year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements and innovation, a greater emphasis on personalized service, new technology, a tiered pricing strategy and a media strategy that have set a solid foundation for growth.   All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $133.2 million for the second quarter and $279.0 million for the first six months of fiscal year 2016 from $126.2 million and $266.1 million, respectively, for the same periods last year.  The increase in revenues was primarily attributable to same-store sales growth at Company and Franchise Drive-Ins.  Restaurant margins at Company Drive-Ins improved by 60 basis points during the second quarter and 100 basis points for the first six months of fiscal year 2016, reflecting the leverage of positive same-store sales and continued improvement in commodity costs.

Second quarter results for fiscal year 2016 reflected net income of $10.8 million or $0.22 per diluted share as compared to net income of $7.7 million or $0.14 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the second quarter of fiscal year 2016 increased 29% and 38%, respectively.  Net income and diluted earnings per share for the first six months of fiscal year 2016 were $23.3 million and $0.46, respectively, as compared to net income to $17.7 million and $0.32 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first half of fiscal year 2016 would have increased 26% and 35%, respectively.

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

	Three months ended		Three months ended
	February 29, 2016		February 28, 2015
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$10,819	$0.22	$7,662	$0.14
After-tax gain on sale of real estate	(1,211)	(0.03)	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(585)	(0.01)	(666)	(0.01)
Adjusted - Non-GAAP	$9,023	$0.18	$6,996	$0.13

	Six months ended		Six months ended
	February 29, 2016		February 28, 2015
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$23,277	$0.46	$17,747	$0.32
After-tax gain on sale of real estate	(1,211)	(0.03)	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(585)	(0.01)	(666)	(0.01)
Adjusted - Non-GAAP	$21,481	$0.42	$17,081	$0.31

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

System-wide Performance
($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Increase in total sales	7.8%	12.8%	6.7%	10.9%

System-wide drive-ins in operation(1):
Total at beginning of period	3,529	3,517	3,526	3,518
Opened	5	4	18	17
Closed (net of re-openings)	(6)	(13)	(16)	(27)
Total at end of period	3,528	3,508	3,528	3,508

Average sales per drive-in	$280	$264	$585	$554

Change in same-store sales(2)	6.5%	11.5%	5.9%	9.8%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	February 29,	February 28,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenues
Company Drive-In sales	$95,313	$92,309	$3,004	3.3%
Franchise Drive-Ins:
Franchise royalties	35,807	32,236	3,571	11.1
Franchise fees	240	171	69	40.4
Lease revenue	1,399	979	420	42.9
Other	401	524	(123)	(23.5)
Total revenues	$133,160	$126,219	$6,941	5.5%

	Six months ended			Percent
	February 29,	February 28,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenues
Company Drive-In sales	$199,196	$192,447	$6,749	3.5%
Franchise Drive-Ins:
Franchise royalties	75,269	69,012	6,257	9.1
Franchise fees	700	1,659	(959)	(57.8)
Lease revenue	2,991	2,044	947	46.3
Other	807	913	(106)	(11.6)
Total revenues	$278,963	$266,075	$12,888	4.8%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Company Drive-In sales	$95,313	$92,309	$199,196	$192,447
Percentage increase	3.3%	12.8%	3.5%	9.8%

Company Drive-Ins in operation(1):
Total at beginning of period	382	389	387	391
Opened	-	-	-	1
Acquired from (sold to) franchisees	(7)	3	(9)	1
Closed (net of re-openings)	-	-	(3)	(1)
Total at end of period	375	392	375	392

Average sales per Company Drive-In	$253	$237	$522	$496

Change in same-store sales(2)	6.3%	11.2%	5.3%	9.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 6.3% for the second quarter and 5.3% for the first six months of fiscal year 2016, as compared to an increase of 11.2% and 9.5%, respectively, for the same periods last year, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  Furthermore, we continued to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness while benefitting from the implementation of new technology initiatives.  Company Drive-In sales increased $3.0 million during the second quarter and $6.7 million during the first six months of fiscal year 2016, as compared to the same periods last year.  The increase in the second quarter and the first six months of fiscal year 2016 is primarily due to an increase in same-store sales of $5.7 million and $9.9 million, respectively, partially offset by a decrease related to stores sold to franchisees of $2.5 million and $4.2 million, respectively.

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

Franchise Information
($ in thousands)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Franchise Drive-In sales	$886,313	$818,601	$1,854,828	$1,732,254
Percentage increase	8.3%	12.9%	7.1%	11.1%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,147	3,128	3,139	3,127
Opened	5	4	18	16
Acquired from (sold to) the company	7	(3)	9	(1)
Closed (net of re-openings)	(6)	(13)	(13)	(26)
Total at end of period	3,153	3,116	3,153	3,116

Average sales per Franchise Drive-In	$283	$267	$593	$561

Change in same-store sales(2)	6.5%	11.5%	5.9%	9.8%

Franchising revenues(3)	$37,446	$33,386	$78,960	$72,715
Percentage increase	12.2%	22.3%	8.6%	22.4%

Effective royalty rate(4)	4.04%	3.94%	4.06%	3.98%
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

Same-store sales for Franchise Drive-Ins increased 6.5% for the second quarter and 5.9% for the first six months of fiscal year 2016, as compared to an increase of 11.5% and 9.8%, respectively, for the same periods last year.  Franchising revenues increased $4.1 million, or 12.2%, for the second quarter and increased $6.2 million, or 8.6%, for the first six months of fiscal year 2016, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to increases in royalties related to the growth of same-store sales.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	February 29,	February 28,	Percentage Points
	2016	2015	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.5%	28.0%	(0.5)
Payroll and other employee benefits	37.1	36.7	0.4
Other operating expenses	21.1	21.6	(0.5)
Cost of Company Drive-In sales	85.7%	86.3%	(0.6)

	Six months ended
	February 29,	February 28,	Percentage Points
	2016	2015	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.7%	28.3%	(0.6)
Payroll and other employee benefits	36.0	35.9	0.1
Other operating expenses	21.6	22.1	(0.5)
Cost of Company Drive-In sales	85.3%	86.3%	(1.0)

Drive-in level margins improved by 60 basis points during the second quarter and 100 basis points in the first six months of fiscal year 2016.  The margin improvement for the quarter is attributable to the leverage of positive same-store sales and continued commodity cost improvement.  Food and packaging costs were favorable by 50 basis points during the second quarter and 60 basis points during the first half of fiscal year 2016.  Continued commodity cost improvement resulted in the favorable impact to food and packaging costs for the first six months of fiscal year 2016.  Payroll and other employee benefits were unfavorable by 40 basis points for the second quarter and 10 basis points for the first six months of fiscal year 2016 reflecting initiatives intended to attract and retain employees at the drive-in level.  Other operating expenses improved 50 basis points during the second quarter and the first half of fiscal year 2016 mainly as a result of leveraging improved sales.

Other operating expenses are expected to rise over the second half of the fiscal year as Company Drive-Ins will pay an ongoing technology fee effective March 1, 2016,  as a result of the newly established Brand Technology Fund.  The fee will be a set fee of 0.25% of calendar year 2015 sales.  The impact to other operating expenses for fiscal year 2016 is expected to be an increase of approximately 13 basis points.  For more information, see note 7-Subsequent Events, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $2.6 million, or 14.6%, to $20.8 million for the second quarter and $4.8 million, or 13.0%, to $41.7 million for the first six months of fiscal year 2016, as compared to the same period last year.  This increase is primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.  Depreciation and amortization decreased $0.5 million, or 4.2%, to $11.1 million for the second quarter and $1.1 million, or 4.9%, to $22.1 million for the first six months of fiscal year 2016, as compared  to the same period last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year.

Net Interest Expense.  Net interest expense was flat in the second quarter and first half of fiscal year 2016.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2015.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 31.7% for the second quarter of fiscal 2016 as compared to 28.9% for the same period in fiscal year 2015.  The effective tax rate for both quarters reflects the retroactive extension of certain tax credits, primarily the Work Opportunity Tax Credit (“WOTC”).  The tax credit amounts are fixed amounts and as a result impact the effective tax rate for the quarters.  The tax credit amounts in the second quarter of fiscal year 2016 were less than the same period in the prior year, resulting in a higher effective tax rate for the second quarter of fiscal 2016 compared to the same period for fiscal year 2015.  Excluding the retroactive portion of WOTC attributable to the prior fiscal year, the effective tax rates would have been 35.4% for the second quarter of fiscal year 2016 and 35.1% for the second quarter of fiscal year 2015.  The provision for income taxes reflects an effective tax rate of 34.9% for the first six months of fiscal year 2016 compared to 34.6% for the same period in fiscal year 2015.  Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets decreased $13.3 million, or 2.1%, to $606.7 million during the first six months of fiscal year 2016 from $620.0 million at the end of fiscal year 2015.  The decrease in total assets was primarily attributable to a decrease in net property, equipment and capital leases of $10.2 million, driven by depreciation as well as asset retirements and sales, partially offset by purchases of property and equipment.  Additionally, there was a $3.2 million decrease in prepaid expenses and other current assets primarily related to the adoption of Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This update required the current deferred tax asset be classified as noncurrent and netted with noncurrent deferred tax liabilities.    There was also a $3.2 million decrease in royalty receivables due to the seasonality of the business.  The decreases were offset by an increase in cash and restricted cash of $4.2 million.

Total liabilities increased $37.4 million, or 6.2%, to $640.0 million during the first six months of fiscal year 2016 from $602.6 million at the end of fiscal year 2015.    The increase was primarily attributable to $61.5 million net borrowing on the Company’s Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the "2011 Variable Funding Notes") offset by $4.9 million in scheduled principal payments on the Company’s Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2.   This was partially offset by a decrease of $10.7 million in accrued liabilities, primarily driven by payment of bonuses and other liabilities that were accrued as of August 31, 2015, as well as a decrease in income taxes payable of $8.9 million mainly from tax payments during the first six months of fiscal year 2016.

Total stockholders’ equity (deficit) decreased $50.6 million, or 290.6%, to a deficit of $33.2 million during fiscal year 2016 from equity of $17.4 million at the end of fiscal year 2015.  This decrease was primarily attributable to $71.7 million in purchases of common stock during the first six months of the fiscal year and the payment of $10.9 million in dividends, partially offset by current-year earnings of $23.3 million and $6.4 million from the issuance of stock related to stock option exercises and the related tax benefits.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $18.0 million to $38.8 million for the first six months of fiscal year 2016 as compared to $56.8 million for the same period in fiscal year 2015.  The decrease was driven by changes in working capital during the first six months of fiscal year 2016 related to the pay-out of increased incentive compensation due to improved business performance when compared to prior year, as well as the timing of payments and receipts for both operational and tax transactions.  The decrease was partially offset by increased net income.

Investing Cash Flows.  Net cash used in investing activities during the first six months of fiscal year 2016 decreased $12.8 million to $5.1 million compared to $17.9 million for the same period in fiscal year 2015.

The table below outlines our use of cash in millions for investments in property and equipment for the first six months of fiscal year 2016:

Purchase and replacement of equipment and technology	$6.2
Brand technology investments	5.6
Rebuilds, relocations and remodels of existing drive-ins	3.8
Newly constructed drive-ins leased or sold to franchisees	2.1
Newly constructed Company Drive-Ins	0.1
Total investments in property and equipment	$17.8

These investments decreased $5.5 million compared to the same period last year mainly due to decreased spending for technology initiatives and from acquisitions of drive-in real estate of  $3.8 million that occurred in the second quarter of fiscal year 2015.    Additionally, proceeds from the sale of assets increased $7.2 million, primarily related to stores sold to franchisees during the first six months of fiscal year 2016.

Financing Cash Flows.  Net cash used in financing activities decreased $22.6 million to $24.7 million for the first six months of fiscal year 2016 as compared to $47.3 million for the same period in fiscal year 2015.  This decrease primarily relates to a decrease in stock option exercise proceeds of $10.6 million and a decrease in purchases of treasury stock of $21.3 million.  This is partially offset by an increase of $13.0 million in net proceeds related to changes in funding from the 2011 Variable Funding Notes.

In August 2015, our Board of Directors extended the Company’s share repurchase program, authorizing the purchase of up to $145.0 million of our outstanding shares of common stock through August 31, 2016.  Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  During the first six months of fiscal year 2016, approximately 2.7 million shares were repurchased for a total cost of $71.7 million.

As of February 29, 2016, our total cash balance of $51.1 million ($36.1 million of unrestricted and $15.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2011 Variable Funding Notes borrowing proceeds, cash used for share repurchases, dividends, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2011 Variable Funding Notes will meet our needs for the foreseeable future.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during second quarter of fiscal year 2016 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
December 1, 2015 through December 31, 2015	268	$30.75	268	$70,892
January 1, 2016 through January 31, 2016	240	29.77	240	63,765
February 1, 2016 through February 29, 2016	335	27.46	335	54,564
Total	843		843
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

Date:  March 31, 2016

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