Form 10-Q
period 2016-05-31
SONIC CORP
filed 2016-07-01
CIK 868611

;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 27, 2016, approximately 47,544,487 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31,	August 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$99,362	$27,191
Restricted cash	10,875	13,246
Accounts and notes receivable, net	38,162	31,577
Income taxes receivable	818	1,741
Assets held for sale	13,426	-
Prepaid expenses and other current assets	8,922	11,683
Total current assets	171,565	85,438
Noncurrent restricted cash	151	6,524
Notes receivable, net	9,888	7,216
Property, equipment and capital leases	759,366	781,857
Less accumulated depreciation and amortization	(367,737)	(360,451)
Property, equipment and capital leases, net	391,629	421,406

Goodwill	76,436	77,076
Debt origination costs, net	14,996	7,056
Other assets, net	15,001	15,308
Total assets	$679,666	$620,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,873	$13,860
Franchisee deposits	833	870
Accrued liabilities	47,296	50,714
Income taxes payable	772	8,910
Current maturities of long-term debt and capital leases	6,126	13,467
Total current liabilities	72,900	87,821
Obligations under capital leases due after one year	18,545	20,763
Long-term debt due after one year	577,521	428,238
Deferred income taxes	43,816	43,549
Other non-current liabilities	25,344	22,220
Total non-current liabilities	665,226	514,770
Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized;
118,309 shares issued (118,309 shares issued at August 31, 2015)	1,183	1,183
Paid-in capital	234,863	232,550
Retained earnings	874,169	851,715
Treasury stock, at cost; 70,441 shares (67,249 shares at August 31, 2015)	(1,168,675)	(1,068,015)
Total stockholders’ equity (deficit)	(58,460)	17,433
Total liabilities and stockholders’ equity (deficit)	$679,666	$620,024

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues:
Company Drive-In sales	$115,143	$118,369	$314,339	$310,816
Franchise Drive-Ins:
Franchise royalties and fees	46,687	43,704	122,656	114,375
Lease revenue	2,141	1,569	5,132	3,613
Other	1,268	1,106	2,075	2,019
Total revenues	165,239	164,748	444,202	430,823

Costs and expenses:
Company Drive-Ins:
Food and packaging	32,089	32,727	87,248	87,128
Payroll and other employee benefits	39,912	40,898	111,635	110,049
Other operating expenses, exclusive of
depreciation and amortization included below	22,442	22,955	65,450	65,484
Total cost of Company Drive-In sales	94,443	96,580	264,333	262,661

Selling, general and administrative	20,617	20,699	62,342	57,625
Depreciation and amortization	11,405	11,435	33,461	34,634
Other operating (income) expense, net	(106)	(336)	(3,071)	4
Total costs and expenses	126,359	128,378	357,065	354,924
Income from operations	38,880	36,370	87,137	75,899

Interest expense	6,776	6,382	19,465	18,981
Interest income	(121)	(91)	(326)	(290)
Debt extinguishment costs	8,750	-	8,750	-
Net interest expense	15,405	6,291	27,889	18,691
Income before income taxes	23,475	30,079	59,248	57,208
Provision for income taxes	8,122	9,637	20,618	19,019
Net income	$15,353	$20,442	$38,630	$38,189

Basic income per share	$0.32	$0.39	$0.79	$0.72
Diluted income per share	$0.31	$0.38	$0.77	$0.70

Cash dividends declared per common share	$0.11	$0.09	$0.33	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net income	$38,630	$38,189
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	33,461	34,634
Stock-based compensation expense	2,688	2,572
Loss from early extinguishment of debt	8,750	-
Provision for deferred income taxes	964	10,088
Other	(6,908)	(3,644)
(Increase) decrease in operating assets:
Restricted cash	2,351	3,312
Accounts receivable and other assets	(4,545)	(931)
Increase (decrease) in operating liabilities:
Accounts payable	4,632	2,105
Accrued and other liabilities	(3,261)	8,098
Income taxes	1,470	6,079
Total adjustments	39,602	62,313
Net cash provided by operating activities	78,232	100,502

Cash flows from investing activities:
Purchases of property and equipment	(26,467)	(30,867)
Proceeds from sale of assets	12,701	4,089
Other	(1,678)	4,148
Net cash used in investing activities	(15,444)	(22,630)

Cash flows from financing activities:
Payments on debt	(421,020)	(63,842)
Proceeds from borrowings	563,000	67,500
Restricted cash for securitization obligations	6,393	21
Purchases of treasury stock	(111,406)	(95,597)
Proceeds from exercise of stock options	5,878	15,763
Payment of dividends	(16,154)	(14,153)
Debt issuance and extinguishment costs	(18,339)	(12)
Other	1,031	(324)
Net cash provided by (used in) financing activities	9,383	(90,644)

Net increase (decrease) in cash and cash equivalents	72,171	(12,772)
Cash and cash equivalents at beginning of period	27,191	35,694
Cash and cash equivalents at end of period	$99,362	$22,922

Supplemental cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$18,258	$2,927
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(578)	(259)

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,”  which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, in March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),”  which clarifies the guidance in ASU No. 2014-09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. All standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which requires the Company to adopt the standard in fiscal year 2019.  The standards are to be applied retrospectively or using a cumulative effect transition method, with early application not permitted.  The Company does not believe the new revenue recognition standard will impact our recognition of sales from Company Drive-Ins and our recognition of royalty fees from franchisees.   We are currently evaluating the effect that this pronouncement will have on the recognition of other transactions on the financial statements and related disclosures and have not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

outstanding borrowings on the line of credit arrangement.  The adoption of these updates is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The update provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses.  If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for fiscal years beginning after December 15, 2015.  The adoption of the update is not expected to have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet.  Accounting guidance for lessors is largely unchanged.  The standard is effective for fiscal years beginning after December 15, 2018 with early application permitted.  The Company is currently evaluating the effect that this standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored-value product liability in a way that aligns with the new revenue recognition guidance.  The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted.  The adoption of the update is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, an accounting policy election for forfeitures, statutory tax withholding requirements and classification in the statements of cash flows. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets.  The update is effective for fiscal years beginning after December 15, 2016, however early application is permitted.  The transition method to be applied varies depending on the area of update being adopted.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

2.Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Numerator:
Net income	$15,353	$20,442	$38,630	$38,189

Denominator:
Weighted average common shares outstanding– basic	48,377	52,022	49,192	52,851
Effect of dilutive employee stock options
and unvested restricted stock units	949	1,369	1,021	1,442
Weighted average common shares outstanding – diluted	49,326	53,391	50,213	54,293

Net income per common share – basic	$0.32	$0.39	$0.79	$0.72
Net income per common share – diluted	$0.31	$0.38	$0.77	$0.70

Anti-dilutive securities excluded(1)	686	379	550	335
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

3.Share Repurchase Program

In August 2015, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock to be repurchased through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155 million of our outstanding shares of common stock through August 31, 2017.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

During the first nine months of fiscal year 2016, approximately 3.9 million shares were repurchased for a total cost of $110.8 million, resulting in an average price per share of $28.56.

The total remaining amount authorized under the share repurchase program as of May 31, 2016 was $170.4 million.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

4.Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Provision for income taxes	$8,122	$9,637	$20,618	$19,019
Effective income tax rate	34.6%	32.0%	34.8%	33.2%

The higher effective tax rate in both the third quarter and the first nine months of fiscal year 2016 was primarily attributable to the fiscal year 2015 effective rate being favorably impacted by the recognition of prior years’ federal tax deductions.

5.Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	May 31,	August 31,
	2016	2015
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$20,401	$19,713
Notes receivable from franchisees	1,304	996
Receivables from system funds	6,066	4,965
Other	11,398	6,977
Accounts and notes receivable, gross	39,169	32,651
Allowance for doubtful accounts and notes receivable	(1,007)	(1,074)
Accounts and notes receivable, net	$38,162	$31,577

Noncurrent Notes Receivable:
Receivables from franchisees	$6,069	$5,676
Receivables from system funds	3,852	1,571
Allowance for doubtful notes receivable	(33)	(31)
Notes receivable, net	$9,888	$7,216

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  The receivables from system funds represent transactions in the normal course of business.  The increase in other current accounts and notes receivable is due to the timing of various receipts and disbursements.

6.Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee,

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of May 31, 2016, the balance of the franchisee’s loan was $5.8 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2016, the amount remaining under these guaranteed lease obligations totaled $7.9 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

7.Debt

On May 17, 2016, various subsidiaries of the Company (the “Co-Issuers”) issued $425.0 million of Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) in a private transaction which bears interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.  At May 31, 2016, the balance outstanding under the 2016 Fixed Rate Notes including accrued interest totaled $425.7 million and carried a weighted-average interest cost of 4.79%, including the effect of the loan origination costs described below.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”).  This revolving credit facility allows for the issuance of up to $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2021 with two one-year options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.  At May 31, 2016, there was no balance outstanding under the 2016 Variable Funding Notes.

Sonic used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay its existing Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2011‑1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes” and, together with the 2011 Fixed Rate Notes, the “2011 Notes”) in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

Loan origination costs associated with the Company’s 2016 transaction totaled $12.6 million and were allocated among the 2016 Notes.  Loan costs are being amortized over each note’s expected life, and the unamortized balance is categorized as “debt origination costs, net” on the Condensed Consolidated Balance Sheets.

While the 2016 Fixed Rate Notes and the 2016 Variable Rate Notes are structured to provide for seven-year and five-year lives, respectively, they have a legal final maturity date of May 2046.  The Company intends to repay or refinance the 2016 Notes on or before the end of their respective expected lives.  In the event the 2016 Notes are not paid in full by the end of their expected lives, the Notes are subject to an upward adjustment in the annual interest rate of at least 5%.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full. Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic’s franchising assets and real estate.  As of May 31, 2016, assets for these combined indirect subsidiaries totaled $315.4 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

$11.0 million.  The 2016 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2016 Notes is expected to be made solely from the income derived from the Co-Issuer’s assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2016 Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic, guarantees or in any way is liable for the obligations of the Co-Issuers under the 2016 Notes.  The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2016 Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2016 Notes are subject to a series of covenants and restrictions similar to the Company’s 2011 Notes and customary for transactions of this type.  If certain covenants or restrictions are not met, the 2016 Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

In connection with the 2016 transaction described above, the Company recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.

8.Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company has no financial liabilities that are required to be measured at fair value on a recurring basis.

The Company categorizes its assets and liabilities recorded at fair value based on the following fair value hierarchy established by the FASB:

•Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.  An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 valuations use unobservable inputs for the asset or liability.  Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $85.1 million at May 31, 2016 and $41.1 million at August 31, 2015.  This fair value is estimated using Level 1 inputs.

SONIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(In thousands, expect per share data)

(Unaudited)

At May 31, 2016, the fair value of the Company’s 2016 Fixed Rate Notes and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying value of $580.8 million, including accrued interest.  The fair value of the Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

9.Assets Held for Sale

Assets held for sale consist of Company Drive-Ins that are expected to sell within one year as part of the Company’s plan to move toward an approximately 95%-franchised system.  Such assets are classified as assets held for sale upon meeting the requirements of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  These assets are recorded at the lower of the carrying amounts or fair values less costs to sell.  Assets are no longer depreciated once classified as held for sale.  The following table sets forth the components of assets held for sale:

	May 31,	August 31,
	2016	2015
Assets
Property, equipment and capital leases	$12,925	$-
Goodwill, net	501	-
Total assets held for sale	$13,426	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.

Overview

Sales momentum continued in the third quarter and first nine months of fiscal year 2016 despite declining consumer spending in the restaurant industry and modestly unfavorable weather during the period.  System-wide same-store sales increased 2.0% during the third quarter and increased 4.4% for the first nine months of fiscal year 2016 as compared to an increase of 6.1% and 8.3%, respectively, for the same periods last year.  Same-store sales at Company Drive-Ins increased 0.9% during the third quarter and 3.6% for the first nine months of fiscal year 2016 as compared to an increase of 5.5% and 8.0%, respectively, for the same periods last year.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements and innovation, a greater emphasis on personalized service, new technology, a tiered pricing strategy and a media strategy that have set a solid foundation for growth.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $165.2 million for the third quarter and $444.2 million for the first nine months of fiscal year 2016 from $164.7 million and $430.8 million, respectively, for the same periods last year.  The increase in revenues was primarily attributable to same-store sales growth at Company and Franchise Drive-Ins.  Restaurant margins at Company Drive-Ins were unfavorable by 40 basis points during the third quarter and favorable by 40 basis points for the first nine months of fiscal year 2016, reflecting positive same-store sales, partially offset by the impact of the newly established Brand Technology Fund (“BTF”) that became effective March 1, 2016.

Third quarter results for fiscal year 2016 reflected net income of $15.4 million or $0.31 per diluted share as compared to net income of $20.4 million or $0.38 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the third quarter of fiscal year 2016 increased 9% and 19%, respectively.  Net income and diluted earnings per share for the first nine months of fiscal year 2016 were $38.6 million and $0.77, respectively, as compared to net income of $38.2 million and $0.70 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first nine months of fiscal year 2016 would have increased 17% and 27%, respectively.

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

	Three months ended		Three months ended
	May 31, 2016		May 31, 2015
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$15,353	$0.31	$20,442	$0.38
Loss from early extinguishment of debt	8,750	0.18	-	-
Tax impact on debt extinguishment (1)	(3,027)	(0.06)	-	-
Federal tax benefit of prior-year statutory tax deduction	-	-	(1,722)	(0.03)
Retroactive effect of federal tax law change	-	-	612	0.01
Adjusted - Non-GAAP	$21,076	$0.43	$19,332	$0.36

	Nine months ended		Nine months ended
	May 31, 2016		May 31, 2015
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$38,630	$0.77	$38,189	$0.70
Loss from early extinguishment of debt	8,750	0.18	-	-
Tax impact on debt extinguishment (1)	(3,027)	(0.06)	-	-
Gain on sale of real estate	(1,875)	(0.04)	-	-
Tax impact on real estate sale (2)	664	0.01	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(585)	(0.01)	(666)	(0.01)
Federal tax benefit of prior-year statutory tax deduction	-	-	(1,722)	(0.03)
Retroactive effect of federal tax law change	-	-	612	0.01
Adjusted - Non-GAAP	$42,557	$0.85	$36,413	$0.67
—————————

(1) Tax impact during the period at an effective tax rate of 34.6%

(2) Tax impact during the period at an adjusted effective tax rate of 35.43%

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

System-wide Performance
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Increase in total sales	3.3%	7.0%	5.3%	9.4%

System-wide drive-ins in operation(1):
Total at beginning of period	3,528	3,508	3,526	3,518
Opened	16	6	34	23
Closed (net of re-openings)	(1)	(2)	(17)	(29)
Total at end of period	3,543	3,512	3,543	3,512

Average sales per drive-in	$347	$341	$933	$894

Change in same-store sales(2)	2.0%	6.1%	4.4%	8.3%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Three months ended			Percent
	May 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenues
Company Drive-In sales	$115,143	$118,369	$(3,226)	(2.7)%
Franchise Drive-Ins:
Franchise royalties	46,296	43,541	2,755	6.3
Franchise fees	391	163	228	139.9
Lease revenue	2,141	1,569	572	36.5
Other	1,268	1,106	162	14.6
Total revenues	$165,239	$164,748	$491	0.3%

	Nine months ended			Percent
	May 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenues
Company Drive-In sales	$314,339	$310,816	$3,523	1.1%
Franchise Drive-Ins:
Franchise royalties	121,565	112,553	9,012	8.0
Franchise fees	1,091	1,822	(731)	(40.1)
Lease revenue	5,132	3,613	1,519	42.0
Other	2,075	2,019	56	2.8
Total revenues	$444,202	$430,823	$13,379	3.1%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Company Drive-In sales	$115,143	$118,369	$314,339	$310,816
Percentage increase (decrease)	(2.7)%	6.6%	1.1%	8.5%

Company Drive-Ins in operation(1):
Total at beginning of period	375	392	387	391
Opened	-	2	-	3
Sold to franchisees	-	-	(9)	1
Closed (net of re-openings)	-	-	(3)	(1)
Total at end of period	375	394	375	394

Average sales per Company Drive-In	$307	$301	$829	$797

Change in same-store sales(2)	0.9%	5.5%	3.6%	8.0%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 0.9% for the third quarter and 3.6% for the first nine months of fiscal year 2016, as compared to an increase of 5.5% and 8.0%, respectively, for the same periods last year, reflecting the impact of declining consumer spending in the restaurant industry and modestly unfavorable weather during the quarter.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness while benefitting from the implementation of new technology initiatives.  Company Drive-In sales decreased $3.2 million during the third quarter of fiscal year 2016 as compared to the same period last year, mainly due to a decrease of $3.8 million related to stores sold to franchisees in the prior year, partially offset by an increase of $0.9 million in same-store sales.  For the first nine months of fiscal year 2016, Company Drive-In sales increased $3.5 million as compared to the same period last year.  The increase in the first nine months of fiscal year 2016 is primarily due to an increase of $10.9 million in same-store sales, partially offset by a decrease related to stores sold to franchisees of $8.0 million.

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

Franchise Information
($ in thousands)

	Three months ended		Nine months ended
	May 31,		May 31,
	2016	2015	2016	2015
Franchise Drive-In sales	$1,107,725	$1,065,109	$2,963,155	$2,803,391
Percentage increase	4.0%	7.0%	5.7%	9.5%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,153	3,116	3,139	3,127
Opened	16	4	34	20
Acquired from the company	-	-	9	(1)
Closed (net of re-openings)	(1)	(2)	(14)	(28)
Total at end of period	3,168	3,118	3,168	3,118

Average sales per Franchise Drive-In	$352	$346	$945	$906

Change in same-store sales(2)	2.1%	6.1%	4.5%	8.3%

Franchising revenues(3)	$48,828	$45,273	$127,788	$117,988
Percentage increase (decrease)	7.9%	13.5%	8.3%	18.8%

Effective royalty rate(4)	4.18%	4.09%	4.10%	4.01%
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

Same-store sales for Franchise Drive-Ins increased 2.1% for the third quarter and 4.5% for the first nine months of fiscal year 2016, as compared to an increase of 6.1% and 8.3%, respectively, for the same periods last year.  Franchising revenues increased $3.6 million, or 7.9%, for the third quarter and increased $9.8 million, or 8.3%, for the first nine months of fiscal year 2016, compared to the same periods last year.  The increase in franchise revenues was primarily attributable to increases in royalties related to the growth of same-store sales and new unit growth.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended
	May 31,		Percentage Points
	2016	2015	Increase (Decrease)
Costs and expenses
Company Drive-Ins:
Food and packaging	27.9%	27.6%	0.3
Payroll and other employee benefits	34.7	34.6	0.1
Other operating expenses	19.4	19.4	-
Cost of Company Drive-In sales	82.0%	81.6%	0.4

	Nine months ended
	May 31,		Percentage Points
	2016	2015	Increase (Decrease)
Costs and expenses
Company Drive-Ins:
Food and packaging	27.8%	28.0%	(0.2)
Payroll and other employee benefits	35.5	35.4	0.1
Other operating expenses	20.8	21.1	(0.3)
Cost of Company Drive-In sales	84.1%	84.5%	(0.4)

Drive-in level margins at Company Drive-Ins were unfavorable by 40 basis points during the third quarter and favorable by 40 basis points in the first nine months of fiscal year 2016.  The margin results for the quarter primarily reflect the impact of the new BTF, which was established March 1, 2016.  Food and packaging costs were unfavorable by 30 basis points during the third quarter as a result of vendor contributions that were previously credited against food and paper costs for Company Drive-Ins that are now being remitted to the BTF.    Other operating expenses were flat during the third quarter, as a result of the new technology fee paid to the BTF,  offset by favorable repair and maintenance costs related to technology as well as favorable utility costs.  Food and packaging and other operating expenses for the first nine months of fiscal year 2016 improved by 20 basis points and 30 basis points, respectively, reflecting positive same-store sales, partially offset by the impact of the BTF.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased $0.1 million, or 0.4%, to $20.6 million for the third quarter and increased $4.7 million, or 8.2%, to $62.3 million for the first nine months of fiscal year 2016, as compared to the same periods last year.  The increase for the first nine months is primarily related to the costs of additional headcount in support of the Company’s technology initiatives and higher variable compensation due to strong operating performance.

Depreciation and Amortization.  Depreciation and amortization was flat in the third quarter and decreased $1.2 million, or 3.4%, to $33.5 million for the first nine months of fiscal year 2016, as compared to the same periods last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year.

Net Interest Expense.  Net interest expense increased $9.1 million, or 144.9%, to $15.4 million for the third quarter and $9.2 million, or 49.2%, to $27.9 million for the first nine months of fiscal year 2016, as compared to last year.    The increase reflects the $8.8 million loss from the early extinguishment of debt related to the 2016 debt financing transaction that occurred in May of fiscal year 2016.   Excluding the early extinguishment of debt, net interest expense increased $0.4 million, or 5.8%, to $6.7 million for the third quarter and $0.4 million, or 2.4%, to $19.1 million for the first nine months of fiscal year 2016, as compared to the same periods last year.  See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on our 2016 debt financing transaction and factors that could impact interest expense.

Income Taxes.    The provision for income taxes reflects an effective tax rate of 34.6% for the third quarter of fiscal 2016 compared to 32.0% for the same period in fiscal year 2015.  The provision for income taxes reflects an effective tax rate of 34.8% for the first nine months of fiscal year 2016 compared to 33.2% for the same period in fiscal year 2015.  The change was primarily due to the recognition of prior years’ federal tax deductions in fiscal 2015.  Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Financial Position

Total assets increased $59.6 million, or 9.6%, to $679.7 million during the first nine months of fiscal year 2016 from $620.0 million at the end of fiscal year 2015.  The increase in total assets was primarily attributable to an increase in cash and cash equivalents resulting from the net proceeds of $74.5 million from the 2016 debt financing transaction as well as a $7.9 million increase in debt origination costs, net, also related to the transaction,  detailed below in “Liquidity and Sources of Capital.”  Additionally, assets held for sale increased $13.4 million consisting of Company Drive-Ins expected to be sold within one year as part of the Company’s plan to move toward an approximately 95%-franchised system.  These increases were impacted by a decrease in net property, equipment and capital leases of $29.8 million, driven by depreciation,  asset retirements and sales, and assets reclassified as held for sale, partially offset by purchases of property, equipment and technology.

Total liabilities increased $135.5 million, or 22.5%, to $738.1 million during the first nine months of fiscal year 2016 from $602.6 million at the end of fiscal year 2015.    The increase was primarily attributable to an increase in long term debt of $149.3 million, offset by a  $7.3 million decrease in current maturities of long-term debt and capital leases, all related to the 2016 debt financing transaction,  detailed below in “Liquidity and Sources of Capital.”

Total stockholders’ equity (deficit) decreased $75.9 million, or 435.3%, to a deficit of $58.5 million during fiscal year 2016 from $17.4 million at the end of fiscal year 2015.  This decrease was primarily attributable to $110.8 million in purchases of common stock during the first six months of the fiscal year and the payment of $16.2 million in dividends, partially offset by current-year earnings of $38.6 million and $9.8 million from the issuance of stock related to stock option exercises and the related tax benefits.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $22.3 million to $78.2 million for the first nine months of fiscal year 2016 as compared to $100.5 million for the same period in fiscal year 2015.  The decrease was driven by changes in working capital during the first nine months of fiscal year 2016 related to the timing of payments and receipts for both operational and tax transactions.

Investing Cash Flows.  Net cash used in investing activities during the first nine months of fiscal year 2016 decreased $7.2 million to $15.4 million compared to $22.6 million for the same period in fiscal year 2015.  Proceeds from the sale of assets increased $8.6 million, primarily related to stores sold to franchisees during the first nine months of fiscal year 2016.  Additionally, investments in property and equipment decreased compared to the same period last year mainly due to acquisitions of drive-in real estate of $3.8 million that occurred in the second quarter of fiscal year 2015. The change was also affected by the timing of payments and borrowings on receivables from system funds.

The table below outlines our use of cash in millions for investments in property and equipment for the first nine months of fiscal year 2016:

Purchase and replacement of equipment and technology	$9.3
Brand technology investments	8.0
Rebuilds, relocations and remodels of existing drive-ins	5.5
Newly constructed drive-ins leased or sold to franchisees	2.8
Newly constructed Company Drive-Ins	0.9
Total investments in property and equipment	$26.5

Financing Cash Flows.  Net cash provided by financing activities increased $100.0 million to $9.4 million for the first nine months of fiscal year 2016, as compared to cash used in financing activities of $90.6 million for the same period in fiscal year 2015.  In May of fiscal year 2016 we completed a debt financing transaction as described below, which is the primary driver of the increase.  Additionally, the overall increase in cash provided in financing activities was impacted by a decrease in restricted cash related to our new debt obligations.  The increase was partially offset by a decrease in stock option exercise proceeds of $9.9 million and an increase in purchases of treasury stock of $15.8 million.

On May 17, 2016, various subsidiaries of ours (the “Co-Issuers”) issued $425.0 million of Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) in a private transaction which bears interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.  At May 31, 2016, the balance outstanding under the 2016 Fixed Rate Notes including accrued interest totaled $425.7 million and carried a weighted-average interest cost of 4.79%, including the effect of the loan origination costs described below.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”).  This revolving credit facility allows for the issuance of up to $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes has an expected life of five years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold. At May 31, 2016, there was no balance outstanding under the 2016 Variable Funding Notes.

We used $350.5 million of the net  proceeds from the issuance of the 2016 Fixed Rate Notes to repay our existing Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) and Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes” and, together with the 2011 Fixed Rate Notes, the “2011 Notes”) in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

Loan origination costs associated with our 2016 transaction totaled $12.6 million and were allocated among the 2016 Notes.    Loan costs are being amortized over each note’s expected life, and the unamortized balance is categorized as “debt origination costs, net” on the Condensed Consolidated Balance Sheets.

While the 2016 Fixed Rate Notes and the 2016 Variable Rate Notes are structured to provide for seven-year and five-year lives, respectively, they have a legal final maturity date of May 2046.  We intend to repay or refinance the 2016 Notes on or before the end of their respective expected lives.  In the event the 2016 Notes are not paid in full by the end of their expected lives, the Notes are subject to an upward adjustment in the interest rate of at least 5% per annum.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full.  Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

We anticipate fiscal year 2016 interest expense from the 2016 Fixed Rate Notes and the Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”), including the amortization of loan origination costs, to be approximately $26.0 million annually.  We are scheduled to make principal payments on our 2016 Fixed Rate Notes of approximately $1.1 million over the remainder of fiscal year 2016. Under the new financing, mandatory principal payments of $2.5 million in total are due through December 2017 with no principal payments required after.  There are no required principal payments for the 2013 Fixed Rate Notes.  The elimination of mandatory principal payments of $10 million annually under our retired debt will increase the amount of our available free cash flow.  For additional information on our May 2016 transaction see note 7 – Debt, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

See note 10 – Long-Term Debt in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 for additional information regarding our long-term debt.

In August 2015, our Board of Directors extended the Company’s share repurchase program, authorizing the purchase of up to $145.0 million of our outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.    Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  During the first nine months of fiscal year 2016, approximately 3.9 million shares were repurchased for a total cost of $110.8 million.

As of May 31, 2016, our total cash balance of $110.4 million ($99.4 million of unrestricted and $11.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2016 debt transaction proceeds, cash used for share repurchases, dividends, debt payments and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.

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

Interest Rate Risk. Our exposure to interest rate risk at May 31, 2016 is primarily based on the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes with an effective rate of 4.47% and 3.75%, respectively, before amortization of debt-related costs. At May 31, 2016, the fair value of the Fixed Rate Notes approximated the carrying value of $580.8 million, including accrued interest. Management used market information available for public debt transactions for companies with ratings that are at or below our ratings. Management believes this fair value is a reasonable estimate with the information that is available. Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the Fixed Rate Notes would decrease or increase by approximately $15 million, respectively. The fair value estimate required significant assumptions by management as there are few, if any, securitized loan transactions occurring in the current market.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during third quarter of fiscal year 2016 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
March 1, 2016 through March 31, 2016	405	$31.53	405	$41,774
April 1, 2016 through April 30, 2016	347	35.21	347	29,564
May 1, 2016 through May 31, 2016	455	31.07	455	170,431
Total	1,207		1,207
—————

(1)  In August 2015,  the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.    Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to note 3 – Share Repurchase Program of the notes to the Condensed Consolidated Financial Statements for additional information.

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

Date:  July 1, 2016

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