Form 10-K
period 2016-08-31
SONIC CORP
filed 2016-10-31
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of February 29,  2016, the aggregate market value of the 46,712,695 shares of common stock of the Company held by non-affiliates of the Company equaled $1,371,951,852 based on the closing sales price for the common stock as reported for that date.

As of October 14,  2016, the Registrant had 45,758,995 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2016.

FORM 10-K OF SONIC CORP.

FORM 10-K

SONIC CORP.

PART I

Item 1.  Business

Overview

Sonic Corp. operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2016, the Sonic system included 3,557 Sonic Drive-Ins in 45 states of which 345 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”), and 3,212  were owned and operated by franchisees (“Franchise Drive-Ins”).

Sonic Corp. was incorporated in the State of Delaware in 1990 in connection with its 1991 initial public offering of common stock.  Sonic is publicly traded on the NASDAQ National Market Stock Exchange (“NASDAQ”) (Ticker: SONC).

Restaurant Design and Construction

The typical Sonic Drive-In consists of a kitchen housed in a one-story building, which is approximately 1,500 square feet, flanked by canopy-covered rows of 16 to 24 parking spaces, with each space having its own payment terminal, intercom speaker system and menu board.  At a typical Sonic Drive-In, a customer drives into one of the parking spaces, orders through the intercom speaker system and has the food delivered by a carhop.  Many Sonic Drive‑Ins also include a drive-thru lane and patio seating to provide customers with alternative dining options.

Menu

Sonic maintains a highly diverse menu.  The menu strategy is to provide a broad range of items that appeal to target customer segments across different day-parts.  The menu includes a variety of traditional and healthier choices as well as creative and fun items.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order chicken sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter-pound coneys, hand-made onion rings and tater tots.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.

Strategy

Sonic’s strategy is to grow the Sonic brand with increased same-store sales and new unit growth by delivering a differentiated and high quality customer service experience. The key elements of our strategy are:

•	A distinctive drive-in concept focusing on a unique menu of quality, made-to-order food products including several signature items;
•	A commitment to customer service featuring the quick delivery of food by friendly carhops; and
•	A commitment to strong franchisee relationships.

Sonic’s growth strategies include the following:

•

Same-store sales growth fueled by Sonic’s core brand strengths, including consistent drive-in execution, high-quality products, new product news and service differentiation with friendly carhops,  complemented by increased media effectiveness and the use of innovative technology to enhance the customer experience;

•

Improved performance of Company Drive-Ins, including consistent operations execution, speed of service, cleanliness of drive-ins and drive-in margins with the use of the Sonic system’s point-of-sale technology; and

•	Expansion of Sonic Drive-Ins.

Restaurant Locations

As of August 31, 2016, 3,557 Sonic Drive-Ins were in operation from coast to coast in 45 states, consisting of 345 Company Drive-Ins and 3,212 Franchise Drive-Ins.

Expansion

During fiscal year 2016, we opened 53 Sonic Drive-Ins, which consisted of one Company Drive-In and 52 Franchise Drive-Ins.  Expansion plans for fiscal year 2017 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and existing franchisees.  We believe that our existing, as well as newly opened markets, offer significant growth opportunities for both Company Drive-In and Franchise Drive-In expansion over the long term.

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

Information Systems

Sonic Drive-Ins are equipped with information technology systems that are designed to provide operational tools for sales, labor and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving sales and profit margins and accumulating marketing information.  We are also making strategic investments in customer facing digital technologies, including interactive menu boards, a multi-functional mobile application and electronic payment at the stall to enhance the customer’s experience and drive sales.  We are further investing in new point-of-sale systems to improve drive-in level operations and profits.

Company Operations

Management Structure.  A typical Company Drive-In is operated by a manager, two to four assistant managers and approximately 25 hourly employees, many of whom work part-time.  The manager has responsibility for the day-to-day operations of the Company Drive-In.  Supervisors oversee several Company Drive-Ins and supervise the managers of those drive-ins.  The employee compensation program at Company Drive-Ins for managers and supervisors is comprised of a guaranteed base compensation with additional incentive compensation based on drive-in level performance.

Company Drive-In Data.  The following table provides certain financial information relating to Company Drive-Ins and the number of Company Drive-Ins opened, purchased from or sold to franchisees and closed during the past five fiscal years and should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

	2016	2015	2014	2013	2012
Average sales per Company Drive-In	$1,142	$1,116	$1,043	$990	$958
(In thousands)
Number of Company Drive-Ins:
Total open at beginning of year	387	391	396	409	446
New Company Drive-Ins	1	3	3	2	1
Purchased from franchisees	-	3	-	1	-
Sold to franchisees	(38)	(9)	(7)	-	(35)
Closed (net of re-openings)	(5)	(1)	(1)	(16)	(3)
Total open at end of year	345	387	391	396	409

Franchise Program

General.  As of August 31, 2016, we had 3,212 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchise groups have developed during the Sonic system’s more than 60 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins either through development agreements or single-site development.  Our franchisees opened 52 drive-ins during fiscal year 2016.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of gross sales on a graduated percentage basis and a 20-year term.  For fiscal year 2016, Sonic’s average royalty rate was 4.12%.  The franchisee also pays advertising fees of up to 5.9% of gross sales and a technology fee of approximately 0.25% of gross sales.

Development Agreements.  We use development agreements to facilitate the planned expansion of the Sonic Drive-In restaurant chain through single and multiple unit development.  During fiscal year 2016, almost all of our new Franchise Drive-In openings occurred as a result of existing development agreements.  Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.  Franchisees who enter into development agreements are required to pay a fee, which is credited against franchise fees due when Sonic Drive-Ins are opened in the future.  Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, operations, purchasing, building design, technology and new products.  The Franchise Advisory Council currently consists of 26 members selected by Sonic.  We have seven executive committee members who are selected at large and 19 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 59 members who generally serve three-year terms and provide support on individual key priorities.

Franchise Drive-In Data.  The following table provides certain financial information relating to Franchise Drive-Ins and the number of Franchise Drive-Ins opened, purchased from or sold to Sonic and closed during Sonic’s last five fiscal years.  The table should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

	2016	2015	2014	2013	2012
Average sales per Franchise Drive-In	$1,301	$1,261	$1,170	$1,125	$1,081
(In thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,139	3,127	3,126	3,147	3,115
New Franchise Drive-Ins	52	38	37	25	36
Sold to the Company	-	(3)	-	(1)	-
Purchased from the Company	38	9	7	-	35
Closed (net of re-openings)	(17)	(32)	(43)	(45)	(39)
Total open at end of year	3,212	3,139	3,127	3,126	3,147

Competition

We compete in the restaurant industry, specifically in the segment known as the quick-service restaurant (“QSR”) segment, a highly competitive industry in terms of price, service, location and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics, traffic patterns and concerns about the nutritional content of quick-service foods.  We compete on the basis of distinctive food and service with signature food items, friendly carhops and the method of food preparation (made-to-order and personalized).  The quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our sales and earnings results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of colder and more volatile weather in the locations of a number of Sonic Drive-Ins.

Employees

As of August 31, 2016, we had 420 full-time corporate employees and approximately 9,200 full-time and part-time employees at Company Drive-Ins.    None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2016, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Events reported in the media, including social media, such as incidents involving food-borne illnesses, food contamination or food tampering, whether or not accurate, can cause damage to our reputation and rapidly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses, food contamination or food tampering have in the past severely injured the reputations of participants in the restaurant industry and could affect us in the future.  The potential for terrorism affecting our nation’s food supply also exists and, if such an event occurs, it could have a negative impact on our brand’s reputation and could severely hurt sales, revenues and profits.  Our ability to remain a trusted brand and increase sales and profits depends on our ability to manage the potential impact on Sonic of actual or reports of food safety issues.    Our food safety and quality assurance program minimizes food safety risks.  Nevertheless, these risks cannot be completely eliminated.  Any food safety incident attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brand or the restaurant industry in general, could materially harm our brand, including sales and profitability.

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

A significant percentage of restaurants are owned and operated by our franchisees.  A portion of our earnings comes from royalties, rents and other amounts paid by our franchisees.  Franchisees are independent businesses, and their employees are not our employees.  To help ensure compliance with brand standards we provide appropriate training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and they may not invest in facilities and initiatives as necessary to compete successfully in the restaurant industry.  Franchisees also may fail to properly implement the requirements of the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010 or may respond to the ACA in a manner that is viewed negatively by employees or consumers.  In addition, franchisees may not hire and train qualified managers and other restaurant personnel and may not adequately plan for and train their own successors.  Consumers could perceive an operational shortcoming of a Franchise Drive-In as a reflection of the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

Changes in economic, market and other conditions could adversely affect Sonic and its franchisees, and thereby Sonic’s operating results.

The QSR industry is affected by changes in economic conditions, consumer tastes and preferences, spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants and the effects of war or terrorist activities and any governmental responses thereto.  We are also affected by these factors, and the concentration of approximately 35% of our drive-ins in Texas and Oklahoma further subjects us to risk particularly if these factors impact those states.  Factors such as interest rates, inflation, gasoline prices, energy costs, food and packaging costs, labor and benefit costs, legal claims and the availability of management and hourly employees also affect restaurant operations and administrative expenses for all drive-ins.  Economic conditions, including disruptions in the financial markets, interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds, affect our ability and our franchisees’ ability to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees.  Inflation can cause increased food, labor and benefits costs and can increase our operating expenses.  As operating expenses increase, we recover increased costs by increasing menu prices, to the extent permitted by competition and the consumer environment, or by implementing alternative products or processes, or by implementing other cost reduction procedures.  We cannot ensure, however, that we will be able to recover increases in operating expenses in this manner.

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

The Company employs securitized financing in the form of fixed rate notes and variable rate notes.  As of August 31, 2016, we had outstanding two series of fixed rate notes:  1) $155.2 million in debt including accrued interest at an interest rate of 3.75%, with an anticipated repayment date of July 2020, and 2) $424.5 million in debt including accrued interest at an interest rate of 4.47%, with an anticipated repayment date of May 2023.  In addition, as of August 31, 2016, we had no outstanding balance under the variable rate notes.  Interest on the variable notes is based on the funding cost or index plus a base spread of 2.0%, per annum.  The variable rate notes have an anticipated repayment date of May 2021, with two one-year options available under certain conditions.  We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

Our reputation and business could be materially harmed as a result of security breaches.

Security breaches involving our systems or those of our franchisees or third party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers and other bad actors. Our technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in adverse publicity, loss of consumer confidence, increased costs, reduced sales and profits and criminal penalties or civil liabilities.

Unreliable or inefficient drive-in technology, lack of support for drive-in technology and failure to successfully implement technology initiatives could adversely impact operating results.

We rely on proprietary and commercially available technologies at our drive-ins, including point-of-sale, digital point-of-purchase and payment card systems.  We rely on this technology not only to efficiently operate our drive-ins but also to drive sales growth and margin improvement.  Our strategic technology initiatives may not be timely or effectively implemented or adequately resourced.  Certain technology networks and systems may also be unreliable or inefficient, and our technology vendors may limit or terminate product support and maintenance or be unwilling or unable to provide products and services needed to execute our technology initiatives.  Additionally, replacement parts and support and maintenance skills may become scarce, cost prohibitive or non-existent.  Any such risks could disrupt drive-in operations, render us unable to achieve desired strategic results and impact sales and profitability.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 345 Company Drive-Ins operating as of August 31, 2016, we operated 161 of them on property leased from third parties and 184 of them on property we own.  The leases expire on dates ranging from 2016 to 2031, with the majority of the third-party leases providing for renewal options.  All third-party leases provide for specified monthly rental payments and/or rentals based on sales volume.  Most leases require Sonic to maintain the property and pay the cost of insurance and taxes.  We also own and lease 174 properties and sublease 43 properties to franchisees and other parties.  These leases with franchisees and other parties expire on dates ranging from 2016 to 2031, with the majority of the leases providing for renewal options.  The majority of the leases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since
Clifford Hudson	61	Chairman of the Board of Directors and Chief Executive Officer	1985

Todd W. Smith	39	President and Chief Marketing Officer	2014

Claudia S. San Pedro	47	Executive Vice President and Chief Financial Officer	2007

John H. Budd III	49	Executive Vice President and Chief Development and Strategy Officer	2013

Harold A. Ceron	41	President of Sonic Restaurants, Inc.	2015

Paige S. Bass	47	Senior Vice President, General Counsel and Assistant Corporate Secretary	2007

Michelle E. Britten	49	Vice President and Chief Accounting Officer	2012

Carolyn C. Cummins	58	Vice President of Compliance and Corporate Secretary	2004

Corey R. Horsch	38	Vice President of Investor Relations and Treasurer	2015

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995.  Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed that position from November 2004 until May 2008 and again in April 2013 to January 2016.  He has served in various other offices with the Company since 1984.  Mr. Hudson has served as a Director of the Company since 1993.  Mr. Hudson has served on the Board of Trustees of the Ford Foundation since January 2006.

Todd W. Smith has served as President and Chief Marketing Officer since January 2016.  He served as Senior Vice President and Chief Marketing Officer from April 2015 to January 2016.  Mr. Smith served as Vice President and Chief Marketing Officer of the Company from April 2014 to April 2015 and was Vice President of Marketing from April 2012 until April 2014.  Mr. Smith was director of marketing and menu innovation for Wendy’s International from December 2009 to April 2012.  He was employed by Yum! Brands (KFC) in various brand marketing roles from January 2006 to November 2009.

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

John H. Budd III has served as Executive Vice President and Chief Development and Strategy Officer from January 2016 to present.  He served as Senior Vice President and Chief Development and Strategy Officer from August 2013 until January 2016.  Mr. Budd served in several progressive positions for Boston Consulting Group from 1997 until joining Sonic in August 2013.  His most recent position with Boston Consulting Group was Partner and Managing Director.

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

Michelle E. Britten has served as Vice President and Chief Accounting Officer since January 2016 and as Vice President and Controller of the Company from November 2012 until January 2016.  She served as Senior Director of Corporate Accounting from April 2009 until November 2012 and as Senior Director of SEC Reporting from January 2007 until April 2009.  Ms. Britten joined the Company in 2005 as its Director of SEC Reporting.

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

Fiscal Year Ended			Fiscal Year Ended
August 31, 2016	High	Low	August 31, 2015	High	Low
First Quarter	$29.99	$22.72	First Quarter	$27.88	$21.10
Second Quarter	$33.18	$24.91	Second Quarter	$33.15	$25.91
Third Quarter	$36.34	$28.80	Third Quarter	$36.73	$28.53
Fourth Quarter	$30.91	$26.17	Fourth Quarter	$34.23	$24.86

Stockholders

As of October 14,  2016, the Company had 625 record holders of its common stock.

Dividends

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million, for fiscal year 2015 and paid a quarterly dividend of $0.11 per share, totaling $21.3 million, for fiscal year 2016.  Subsequent to the end of fiscal year 2016, the Company declared a quarterly dividend of $0.14 per share of common stock to be paid to stockholders of record as of the close of business on November 9, 2016, with a payment date of November 18, 2016.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal 2016 are as follows (in thousands, except per share amounts):

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Programs	Program(1)
June 1, 2016 through June 30, 2016	372	$29.21	372	$159,564
July 1, 2016 through July 31, 2016	507	27.45	507	145,655
August 1, 2016 through August 31, 2016	449	28.34	449	132,913
Total	1,328		1,328
—————

(1)  In August 2015, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145 million of its outstanding shares of common stock through fiscal year 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155 million of the Company’s outstanding shares of common stock through August 2017. Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program (“ASR”), under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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

Selected Financial Data
(In thousands, except per share data)

	Fiscal year ended August 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Company Drive-In sales	$425,795	$436,031	$405,363	$402,296	$404,443
Franchise Drive-Ins:
Franchise royalties and fees	170,319	161,342	138,416	130,737	128,013
Lease revenue	7,459	5,583	4,291	4,785	6,575
Other	2,747	3,133	4,279	4,767	4,699
Total revenues	606,320	606,089	552,349	542,585	543,730
Cost of Company Drive-In sales	356,820	363,938	342,109	343,209	347,470
Selling, general and administrative	82,089	79,336	69,415	66,022	65,173
Depreciation and amortization	44,418	45,892	42,210	40,387	41,914
Provision for impairment of long-lived assets	232	1,440	114	1,776	764
Other operating (income) expense, net	(4,691)	(945)	(176)	1,943	(531)
Total expenses	478,868	489,661	453,672	453,337	454,790
Income from operations	127,452	116,428	98,677	89,248	88,940
Interest expense, net(1)	34,948	24,706	24,913	32,949	30,978
Income before income taxes	92,504	91,722	73,764	56,299	57,962
Net income-attributable to Sonic Corp.	$64,067	$64,485	$47,916	$36,701	$36,085

Income per share:
Basic	$1.32	$1.23	$0.87	$0.65	$0.60
Diluted	$1.29	$1.20	$0.85	$0.64	$0.60
Weighted average shares used in calculation:
Basic	48,703	52,572	55,164	56,384	60,078
Diluted	49,669	53,953	56,619	57,191	60,172

Cash dividends declared per common share(2)	$0.44	$0.27	$0.09	$-	$-

Balance Sheet Data:
Working capital	$62,994	$(2,383)	$16,201	$67,792	$26,635
Property, equipment and capital leases, net	402,162	421,406	441,969	399,661	443,008
Total assets	659,995	620,024	650,972	660,794	680,760
Obligations under capital leases
(including current portion)	21,064	24,440	26,743	26,864	31,676
Long-term debt (including current portion)	578,938	438,028	437,318	447,294	481,793
Stockholders’ equity (deficit)	(75,643)	17,433	62,675	77,464	59,247
—————————

(1)  Includes net loss from early extinguishment of debt of $8.8 million and $4.4 million for fiscal years 2016 and 2013, respectively.

(2)  The first quarter dividend for fiscal year 2015 was declared in the fourth quarter of fiscal year 2014.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2016, the Sonic system was comprised of 3,557 drive-ins, of which 10% were Company Drive-Ins and 90% were Franchise Drive-Ins.  As announced in the third quarter of fiscal year 2016, we plan to move toward an approximately 95%‑franchised system as part of a refranchising initiative.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order chicken sandwiches and hamburgers, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-made onion rings and tater tots.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  We derive our revenues primarily from Company Drive-In sales and royalties from franchisees.  We also receive revenues from leasing real estate to franchisees, franchise fees, earnings from minority investments in franchise operations and other miscellaneous revenues.

Our Company Drive-In revenues and expenses are directly affected by the number and sales volumes of Company Drive-Ins.  Our franchising revenues and other expenses such as depreciation, amortization and selling, general and administrative expenses are affected by the number and sales volumes of Franchise Drive-Ins.  Lease revenues are generated primarily by the leasing of land and buildings for Company Drive-In operations that have been sold to franchisees.

Overview of Business Performance.    System-wide same-store sales increased 2.6% during fiscal year 2016 as compared to an increase of 7.3% for fiscal year 2015.  Same-store sales at Company Drive-Ins increased by 1.7% during fiscal year 2016 as compared to an increase of 6.9% for fiscal year 2015.  Our continued positive same-store sales are a result of the successful implementation of initiatives, including product quality improvements and innovation, a greater emphasis on personalized service,  new technology, a tiered pricing strategy and a media strategy, that have set a solid foundation for growth.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues increased to $606.3 million for fiscal year 2016 from $606.1 million for fiscal year 2015, which was primarily due to an increase in Franchise Drive-In royalties of $9.9 million, partially offset by a decrease in Company Drive-In sales of $10.2 million.  The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins, offset by an increase in sales from increased same-store sales.  Restaurant margins at Company Drive-Ins were unfavorable by 30 basis points during fiscal year 2016,  reflecting increased investments in employees’ compensation and benefits to attract and retain employees at the drive-in level and the impact of the newly established Brand Technology Fund (“BTF”), partially offset by leverage from sales growth.

Net income and diluted earnings per share for fiscal year 2016 were $64.1 million and $1.29, respectively, as compared to net income of $64.5 million or $1.20 per diluted share for fiscal year 2015.  Excluding the non‑GAAP adjustments further described below, net income per diluted share was $1.29 for fiscal year 2016, compared to $1.10 per diluted share in fiscal year 2015.

The following analysis of non-GAAP adjustments is intended to supplement the presentation of the Company’s financial results in accordance with GAAP.  We believe the exclusion of these items in evaluating the change in net income and diluted earnings per share for the periods below provides useful information to investors and management regarding the underlying business trends and the performance of our ongoing operations and is helpful for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the financial results for the Company and predicting future performance.  Numbers below are stated in thousands, except per share amounts.

	Fiscal Year Ended		Fiscal Year Ended
	August 31, 2016		August 31, 2015
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$64,067	$1.29	$64,485	$1.20
Gain on sale of Company Drive-Ins	(972)	(0.02)	-	-
Tax impact on Company Drive-Ins sale (1)	317	0.00	-	-
FIN 48 release of income tax credits and deductions	(3,038)	(0.06)
Loss from early extinguishment of debt	8,750	0.18	-	-
Tax impact on debt extinguishment (2)	(3,027)	(0.06)	-	-
Gain on sale of real estate	(1,875)	(0.04)	-	-
Tax impact on real estate sale (3)	664	0.01	-	-
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(585)	(0.01)	(666)	(0.01)
Federal tax benefit of prior-year statutory tax deduction	-	-	(3,199)	(0.06)
Change in deferred tax valuation allowance	-	-	(1,701)	(0.04)
Retroactive effect of federal tax law change	-	-	612	0.01
Adjusted - Non-GAAP	$64,301	$1.29	$59,531	$1.10
—————————

	Fiscal year ended		Fiscal year ended
	August 31, 2015		August 31, 2014
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Reported – GAAP	$64,485	$1.20	$47,916	$0.85
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(666)	(0.01)	-	-
Federal tax benefit of prior-year statutory tax deduction	(3,199)	(0.06)	-	-
Change in deferred tax valuation allowance	(1,701)	(0.04)	-	-
Retroactive effect of federal tax law change	612	0.01	-	-
Benefit from the IRS's acceptance of a federal tax method change	-	-	(484)	(0.01)
Adjusted - Non-GAAP	$59,531	$1.10	$47,432	$0.84
—————————

(1)  Tax impact during the period at an adjusted effective tax rate of 32.6%.

(2)  Tax impact during the period at an effective tax rate of 34.6%.

(3)  Tax impact during the period at an adjusted effective tax rate of 35.4%.

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

System-wide Performance
($ in thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Increase in total sales	3.5%	8.3%	3.9%

System-wide drive-ins in operation(1):
Total at beginning of year	3,526	3,518	3,522
Opened	53	41	40
Closed (net of re-openings)	(22)	(33)	(44)
Total at end of year	3,557	3,526	3,518

Average sales per drive-in	$1,284	$1,244	$1,153

Change in same-store sales(2)	2.6%	7.3%	3.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues
($ in thousands)

	Fiscal Year Ended			Percent
	August 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Company Drive-In sales	$425,795	$436,031	$(10,236)	(2.3)%
Franchise Drive-Ins:
Franchise royalties	168,691	158,813	9,878	6.2
Franchise fees	1,628	2,529	(901)	(35.6)
Lease revenue	7,459	5,583	1,876	33.6
Other	2,747	3,133	(386)	(12.3)
Total revenues	$606,320	$606,089	$231	0.0%

	Fiscal Year Ended			Percent
	August 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Company Drive-In sales	$436,031	$405,363	$30,668	7.6%
Franchise Drive-Ins:
Franchise royalties	158,813	137,125	21,688	15.8
Franchise fees	2,529	1,291	1,238	95.9
Lease revenue	5,583	4,291	1,292	30.1
Other	3,133	4,279	(1,146)	(26.8)
Total revenues	$606,089	$552,349	$53,740	9.7%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales
($ in thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Company Drive-In sales	$425,795	$436,031	$405,363
Percentage increase (decrease)	(2.3)%	7.6%	0.8%

Company Drive-Ins in operation(1):
Total at beginning of year	387	391	396
Opened	1	3	3
Sold to franchisees	(38)	(6)	(7)
Closed (net of re-openings)	(5)	(1)	(1)
Total at end of year	345	387	391

Average sales per Company Drive-In	$1,142	$1,116	$1,043

Change in same-store sales(2)	1.7%	6.9%	3.5%
—————————

(1)  Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)  Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 1.7% for fiscal year 2016 and 6.9% for fiscal year 2015, showing continued momentum from the Company’s successful implementation of initiatives to improve product quality, service and value perception.  During the fiscal fourth quarter, we experienced lower-than-expected traffic, reflecting lower consumer spending in the restaurant industry and aggressive competitive activity.  Company Drive-In sales decreased $10.2 million, or 2.3%, during fiscal year 2016 compared to fiscal year 2015.  The change was driven by a $17.3 million decrease related to drive-ins that were refranchised during the fiscal year, partially offset by an increase of $7.3 million in same-store sales.

For fiscal year 2015, Company Drive-In sales increased  $30.7 million, or 7.6%, as compared to 2014.  This improvement was primarily attributable to an increase of $27.4 million in same-store sales and $3.3 million in incremental sales from new drive-in openings.

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

Franchise Information
($ in thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Franchise Drive-In sales	$4,092,303	$3,931,365	$3,627,395
Percentage increase	4.1%	8.4%	4.2%

Franchise Drive-Ins in operation(1):
Total at beginning of year	3,139	3,127	3,126
Opened	52	38	37
Acquired from the Company	38	6	7
Closed (net of re-openings)	(17)	(32)	(43)
Total at end of year	3,212	3,139	3,127

Average sales per Franchise Drive-In	$1,301	$1,261	$1,170

Change in same-store sales(2)	2.7%	7.3%	3.5%

Franchising revenues(3)	$177,778	$166,925	$142,707
Percentage increase (decrease)	6.5%	17.0%	5.3%

Effective royalty rate(4)	4.12%	4.04%	3.78%
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

Same-store sales for Franchise Drive-Ins increased 2.7% for fiscal year 2016 and 7.3% for fiscal year 2015, showing continued momentum from the initiatives we have implemented to improve product quality, service and value perception.  During the fiscal fourth quarter, we experienced lower-than-expected traffic, reflecting lower consumer spending in the restaurant industry and aggressive competitive activity.   Franchising revenues increased $10.9 million, or 6.5%, for fiscal year 2016 compared to fiscal year 2015, reflecting an increase in royalties related to positive same-store sales at Franchise Drive-Ins as well as net new unit growth and franchisee acquisitions of Company Drive-Ins.    These factors also impacted the increase in the effective royalty rate compared to fiscal year 2015.    Lease revenues increased compared to the prior year due to an increase in same-store sales and the addition of new leases.

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

Other revenues decreased $0.4 million to $2.7 million in fiscal year 2016 and decreased $1.2 million to $3.1 million in fiscal year 2015 as compared to the prior year.  The decrease in fiscal years 2016 and 2015 was primarily due to a decrease in minority income from investments in franchise operations.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Fiscal Year Ended August 31,		Percentage Points
	2016	2015	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.7%	27.9%	(0.2)
Payroll and other employee benefits	35.3	34.8	0.5
Other operating expenses	20.8	20.8	-
Cost of Company Drive-In sales	83.8%	83.5%	0.3

	Fiscal Year Ended August 31,		Percentage Points
	2015	2014	Increase (Decrease)
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.9%	28.7%	(0.8)
Payroll and other employee benefits	34.8	34.5	0.3
Other operating expenses	20.8	21.2	(0.4)
Cost of Company Drive-In sales	83.5%	84.4%	(0.9)

Drive-in level margins were unfavorable by 30 basis points during fiscal year 2016.  Food and packaging costs were favorable by 20 basis points, which reflected favorable commodity costs offset by the impact of vendor contributions that were previously credited against food and paper costs for Company Drive-Ins that are now being remitted to the BTF.  Payroll and other employee benefits were unfavorable by 50 basis points reflecting investments in improved employee compensation and benefits to attract and retain employees at the drive-in level.  Other operating expenses were flat as a result of leverage from sales growth offset by the impact of the fees paid to the new BTF.

Drive-in level margins improved by 90 basis points during fiscal year 2015 reflecting leverage from improved same-store sales.  Food and packaging costs were favorable by 80 basis points, which reflected lower commodity costs primarily related to dairy, as well as implementation of an inventory management tool.  Payroll and other employee benefits were unfavorable by 30 basis points reflecting increased health care expenses and increased incentive compensation related to growth in same-store sales.  Other operating expenses improved 40 basis points, primarily as a result of leverage from sales growth.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 3.5% to $82.1 million for fiscal year 2016 as compared to fiscal year 2015, and increased 14.3% to $79.3 million during fiscal year 2015 as compared to fiscal year 2014.  These increases in SG&A expense for fiscal years 2016 and 2015 were primarily related to the costs of additional headcount in support of the Company’s technology and marketing initiatives.

Depreciation and Amortization.    Depreciation and amortization expense decreased 3.2% to $44.4 million in fiscal year 2016.  The decrease during fiscal year 2016 was primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in company assets related to Company Drive-Ins that were refranchised during the fiscal year.  Depreciation and amortization expense increased 8.7% to $45.9 million in fiscal year 2015.  The increase during fiscal year 2015 was primarily attributable to our increased investment in technology initiatives at Company Drive-Ins.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets decreased $1.2 million to $0.2 million in fiscal year 2016 compared to $1.4 million for fiscal year 2015 and $0.1 million for 2014.   The increase in fiscal year 2015 was the result of a $1.3 million impairment charge in fiscal year 2015 for the write-off of assets associated with some lower performing drive-ins.

Other Operating Income and Expense, Net.  Fiscal year 2016 reflected $4.7 million in other operating income compared to $0.9 million for fiscal year 2015 and $0.2 million for fiscal year 2014.  The $3.8 million change for fiscal year 2016 was primarily the result of a $1.8 million gain related to the refranchising of Company Drive-Ins during the fiscal year as well as a gain of $1.9 million related to the sale of real estate.

Net Interest Expense.  Net interest expense increased $10.2 million in fiscal year 2016 compared to a decrease of  $0.2 million in fiscal year 2015 and $3.6 million in fiscal year 2014.  The increase in fiscal year 2016 is driven by the $8.8 million loss from the early extinguishment of debt related to our debt transaction completed in the third quarter of fiscal year 2016 and the related increase in our long-term debt balance.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 30.7% for fiscal year 2016 compared with 29.7% for fiscal year 2015  and 35.0% for fiscal year 2014.   The effective income tax rate for fiscal year 2016 was impacted by the recognition of tax benefits related to a change in uncertain tax positions from prior years and legislation that reinstated and extended the Work Opportunity Tax Credit (“WOTC”).   The lower effective income tax rate for fiscal year 2015 was primarily attributable to the recognition of prior years’ federal tax deductions, a decrease in the valuation allowance for the deferred tax asset related to state net operating losses and legislation that reinstated and extended the WOTC.   Excluding the nonrecurring tax benefits mentioned above, the effective tax rate would have been 34.7%, 35.1% and 35.0% for fiscal years 2016, 2015 and 2014, respectively.  Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option holders and as circumstances on other tax matters change.

Financial Position

Total assets increased $40.0 million, or 6.5%, to $660.0 million during fiscal year 2016 from $620.0 million at the end of fiscal year 2015.  The increase during the year was driven by a $44.9 million increase in cash,  which reflected cash generated from operating activities and net proceeds from the 2016 debt financing transaction, detailed below in “Liquidity and Sources of Capital,” offset by purchases of treasury stock and capital expenditures.   Further, there was a $7.4 million increase in debt origination costs, also related to the debt transaction and an increase of $9.2 million in current and non-current accounts and notes receivable, net, primarily due to short-term financing for refranchised drive-ins and newly constructed drive-ins sold to franchisees and an increase in receivables from system funds related to the establishment of the BTF in the third quarter of the fiscal year.    Additionally, there was a decrease in net property, equipment and capital leases of $19.2 million, driven by depreciation and asset retirements, partially offset by purchases of property and equipment.

Total liabilities increased $133.0 million, or 22%, to $735.6 million during fiscal year 2016 from $602.6 million at the end of fiscal year 2015.    The increase was primarily attributable to an increase in long-term debt of $149.3 million, offset by an $8.4 million decrease in current maturities of long-term debt, all related to the 2016 debt financing transaction, detailed below in “Liquidity and Sources of Capital.”

Total stockholders’ equity (deficit) decreased $93.1 million, or 533.9%, to a deficit of $75.6 million during fiscal year 2016 from $17.4 million at the end of fiscal year 2015. This decrease was primarily attributable to $148.3 million in purchases of common stock under our stock repurchase program and the payment of $21.3 million in dividends, partially offset by current-year earnings of $64.1 million and $9.2 million from the issuance of stock related to stock option exercises and restricted stock units (“RSUs”) that vested during fiscal year 2016.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $20.2 million to $116.2 million for fiscal year 2016 as compared to $136.4 million in fiscal year 2015.  This decrease resulted from changes in working capital related to the timing of payments and receipts for both operational and tax transactions.

Investing Cash Flows.    Cash used in investing activities increased $8.8 million to $34.1 million for fiscal year 2016 compared to $25.3 million for fiscal year 2015.  During fiscal year 2016, we used $46.6 million of cash for investments in property and equipment as outlined in the table below (in millions).

Brand technology investments	$15.5
Purchase and replacement of equipment and technology	12.4
Rebuilds, relocations and remodels of existing drive-ins	12.0
Newly constructed drive-ins leased or sold to franchisees	3.7
Newly constructed Company Drive-Ins	1.7
Acquisition of underlying real estate for drive-ins	1.3
Total investments in property and equipment	$46.6

These purchases increased $4.4 million in fiscal year 2016 compared to the same period last year, primarily due to additions to rebuilds, relocations and remodels of existing drive-ins and brand technology investments, offset by a decline in cash used for the acquisition of underlying real estate for drive-ins.    Additionally, other cash flows used for investing increased as a result of increased notes receivable, discussed above in “Financial Position.”

Financing Cash Flows.    Net cash used in financing activities decreased $82.3 million to $37.2 million for fiscal year 2016 as compared to $119.5 million in fiscal year 2015.  This decrease primarily relates to $140.9 million of net borrowings from the debt financing transaction and scheduled principal payments, offset by $18.4 million in debt issuance and extinguishment costs, a $30.0 million increase in purchases of treasury stock and a $14.9 million decrease in proceeds from the exercise of stock options.

During fiscal year 2013, in a private transaction, various subsidiaries of ours (the “Co-Issuers”) refinanced and paid $155.0 million of the Series 2011 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with the issuance of $155.0 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, no scheduled principal amortization and an anticipated repayment date in July 2020.

On May 17, 2016, in a private transaction, the Co-Issuers issued $425.0 million of Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”), which bears interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”) to replace the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”).  The 2016 revolving credit facility provides access to a maximum of $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.

We used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay our existing 2011 Fixed Rate Notes and 2011 Variable Funding Notes in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

At August 31, 2016, the balance outstanding under the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes, including accrued interest, was $155.2 million and $424.5 million, respectively.  The weighted-average interest cost of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes was 4.1% and 4.8%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

In connection with the 2016 transaction described above, we recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.  This is reflected in “loss from early extinguishment of debt” on the Consolidated Statements of Income.  Loan origination costs associated with the 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes.  Loan costs are being amortized over each note’s expected life, and the unamortized balance is categorized as “debt origination costs, net” on the Consolidated Balance Sheets. For additional information on our 2013 Fixed Rate Notes and 2016 Notes, see note 9 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In August 2014, our Board of Directors extended our share repurchase program, authorizing us to purchase up to $105.0 million of our outstanding shares of common stock during fiscal year 2015.  In October 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $15.0 million of the Company’s common stock.  In exchange for a $15.0 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded.  The Company paid an additional $0.1 million with no additional shares delivered, resulting in an average price per share of $26.32.  In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75.0 million of the Company’s common stock.  In exchange for a $75.0 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The ASR transactions completed in July 2015 with 0.3 million additional shares delivered, resulting in an average price per share of $31.38.  The Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.

In August 2015, our Board of Directors extended our share repurchase program, authorizing us to purchase up to $145.0 million of our outstanding shares of common stock through August 31, 2016.    Our Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017. During fiscal year 2016, approximately 5.2 million shares were repurchased for a total cost of $148.3 million, resulting in an average price per share of $28.48.

Share repurchases will be made from time to time in the open market or otherwise, including through an ASR program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.

As of August 31, 2016, our total cash balance of $88.1 million ($72.1 million of unrestricted and $16.0 million of restricted cash balances) reflected the impact of the cash generated from operating activities, stock option exercise proceeds, 2016 debt transaction proceeds and cash used for share repurchases, dividends, debt payments and capital expenditures mentioned above.    We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million, for fiscal year 2015 and paid a quarterly dividend of $0.11 per share of common stock, totaling $21.3 million, for fiscal year 2016.  Subsequent to the end of the fiscal year, the Company declared a quarterly dividend of $0.14 per share of common stock to be paid to stockholders of record as of the close of business on November 9, 2016, with a payment date of November 18, 2016.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements.  Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 6 - Leases and note 14 – Commitments and Contingencies, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, the Company has no other material off-balance sheet arrangements.

Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2016 (in thousands):

		Payments Due by Fiscal Year
					More than
		Less than	1 - 3	3 - 5	5 Years
		1 Year	Years	Years	(2022 and
	Total	(2017)	(2018-2019)	(2020-2021)	thereafter)
Long-term debt(1)	$728,570	$26,136	$49,415	$197,957	$455,062
Capital leases	26,503	5,051	8,044	6,390	7,018
Operating leases	117,135	10,914	21,704	20,784	63,733
Purchase obligations(2)	235,841	26,066	42,392	45,738	121,645
Other(3)	14,088	-	-	-	-
Total	$1,122,137	$68,167	$121,555	$270,869	$647,458
————

(1)  Includes scheduled principal and interest payments on our 2016 Notes and 2013 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with anticipated repayment dates in July 2020 and May 2023, respectively.

(2)  Purchase obligations primarily relate to the Company’s estimated share of system-wide commitments to purchase food products.  We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.

(3)  Includes $0.6 million of unrecognized tax benefits related to uncertain tax positions and $13.5 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

Impact of Inflation

We are impacted by inflation which has caused increases in our food, labor and benefits costs and has increased our operating expenses.  To the extent permitted by competition and the consumer environment, increased costs are recovered through a combination of menu price increases and alternative products, efficiencies or processes, or by implementing other cost reduction procedures.

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

During the fourth quarter of fiscal year 2016, we performed our annual assessment of the recoverability of goodwill and determined that no impairment was indicated.  As of the impairment testing date, the fair value of the Company significantly exceeded the carrying value.  As of August 31, 2016, the Company had $76.7 million of goodwill.

Revenue Recognition Related to Franchise Fees and Royalties.    Franchise fees and development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between the Company and the franchisee. Our franchisees pay royalties based on a percentage of sales.  Royalties are recognized as revenue when they are earned.

Accounting for Stock-Based Compensation.  We estimate the fair value of stock options granted using the Black-Scholes option pricing model along with the assumptions shown in note 12 – Stockholders’ Equity (Deficit), included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  The assumptions used in computing the fair value of stock-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.  If other assumptions or estimates had been used, the stock-based compensation expense that was recorded could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

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

New Accounting Pronouncements

For a description of new accounting pronouncements, see the “New Accounting Pronouncements” section of note 1 – Summary of Significant Accounting Policies, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2016, was primarily based on the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes with an effective rate of 3.75% and 4.47%, respectively, before amortization of debt-related costs.  At August 31, 2016, the fair value of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes approximated their carrying value of $579.6 million, including accrued interest.  To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2013 Fixed Rate  Notes and 2016 Fixed Rate Notes would decrease or increase by approximately $15.0 million, respectively.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013.  Based on our assessment, we believe that, as of August 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the 2016 financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  The report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Corp.:

We have audited Sonic Corp.’s internal control over financial reporting as of August  31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sonic Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013)  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2016, and our report dated October 31, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Oklahoma City, OK
October 31, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2016 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

4.01.         Bylaws of the Company, as amended and restated January 27,  2016, which the Company incorporates by reference from Exhibit 3.1 to the Company’s Form 8-K filed on February 1, 2016.

4.02.         Certificate of Designations of Series A Junior Preferred Stock, which the Company incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.03.         Specimen Certificate for Common Stock, which the Company incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

10.01.       Form of Sonic License Agreement.

10.02.       Form of Sonic Development Agreement, which the Company incorporates by reference from Exhibit No. 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

10.03.       Sonic Corp. Stock Purchase Plan, as amended and restated effective April 20, 2011, which the Company incorporates by reference from Exhibit 10.07 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.04.       Sonic Corp. Savings and Profit-Sharing Plan, as amended and restated effective January 1, 2013, which the Company incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on July 3, 2013.*

10.05.       Sonic Corp. Nonqualified Deferred Compensation Plan as amended and restated April 10, 2013, which the Company incorporates by reference from Exhibit 10.06 to the Company’s Form 10-K for the fiscal year ended August 31, 2013.*

10.06.       Form of Indemnification Agreement for Directors, which the Company incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158.*

10.07.       Form of Indemnification Agreement for Officers, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.08.       Form of Chief Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.09.       Form of Executive Officer Amended and Restated Employment Agreement dated November 1, 2012, which the Company incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2012.*

10.10.       Amended and Restated Sonic Corp. Executive Severance Plan dated September 1, 2014, which the Company incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended August 31, 2014.*

10.11.       Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 16, 2014, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form S-8 filed on April 4, 2014.*

10.12.       Form of Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan.*

10.13.       Form of Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan.*

10.14.       Form of Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan.*

10.15.       Form of Director Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan.*

10.16.       Sonic Corp. Senior Executive Cash Incentive Plan dated January 6, 2011, which the Company incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed on April 8, 2011.*

10.17.       Sonic Corp. Employee Cash Incentive Plan dated January 6, 2011, which the Company incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed on April 8, 2011.*

10.18.       Form of Long-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan.*

10.19.       Form of Short-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan.*

10.20.       Compensation Recoupment Policy dated October 19, 2016.*

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

10.24.       Parent Company Support Agreement dated May 20, 2011 made by Sonic Corp. in favor of Citibank N.A., as Trustee, which the Company incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K filed on May 26, 2011.

10.25.       Supplemental Indenture dated July 18, 2013 among Sonic Capital LLC, Sonic Industries LLC, America's Drive-In Brand Properties LLC, America's Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Series 2013-1 Notes, and Citibank, N.A., as Trustee and Series 2013-1 Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on July 24, 2013.

10.26.       First Supplement to the Base Indenture dated as of July 21, 2012 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

10.27.       Second Supplement to the Base Indenture dated as of April 12, 2016 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

10.28.       Third Supplement to the Base Indenture dated as of May 17, 2016 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

10.29.       Supplemental Indenture dated May 17, 2016 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Series 2016-1 Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

10.30.       Purchase Agreement dated April 12, 2016 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and

SRI Real Estate Properties LLC, each as Co-Issuer, Sonic Franchising LLC, as Guarantor, Sonic Industries Services Inc., as Manager, Sonic Corp., Sonic Restaurants, Inc., and Guggenheim Securities, LLC, as Initial Purchaser and as representative to the Initial Purchasers named therein, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

10.31.       Class A-1 Note Purchase Agreement dated April 12, 2016 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer and Sonic Industries Services Inc., as Manager, certain private conduit investors, committed note purchasers and funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as provider of letters of credit, swingline lender and Administrative Agent, which the Company incorporates by reference to the Company’s Form 8‑K filed on May 19, 2016.

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

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Corp.:

We have audited the accompanying consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-years period ended August 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Corp. and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 31, 2016, expressed an unqualified opinion on the effectiveness of Sonic Corp.’s internal control over financial reporting.

(signed) KPMG LLP

Oklahoma City, OK

October 31, 2016

SONIC CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$72,092	$27,191
Restricted cash	15,873	13,246
Accounts and notes receivable, net	35,437	31,577
Inventories	3,321	3,824
Prepaid expenses	4,713	5,544
Other current assets	6,221	4,056
Total current assets	137,657	85,438
Noncurrent restricted cash	140	6,524
Notes receivable, net	12,562	7,216
Property, equipment and capital leases, net	402,162	421,406
Goodwill	76,734	77,076
Debt origination costs, net	14,427	7,056
Other assets, net	16,313	15,308
Total assets	$659,995	$620,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,372	$13,860
Franchisee deposits	720	870
Accrued liabilities	51,913	50,714
Income taxes payable	2,568	8,910
Current maturities of long-term debt and capital leases	5,090	13,467
Total current liabilities	74,663	87,821
Obligations under capital leases due after one year	17,391	20,763
Long-term debt due after one year	577,521	428,238
Deferred income taxes	42,530	43,549
Other non-current liabilities	23,533	22,220
Commitments and contingencies (Notes 6, 7, 13, 14)
Stockholders’ equity (deficit):
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	-	-
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares
issued in 2016 and in 2015	1,183	1,183
Paid-in capital	234,956	232,550
Retained earnings	894,442	851,715
Treasury stock, at cost; 71,670 shares in 2016 and 67,249 shares in 2015	(1,206,224)	(1,068,015)
Total stockholders’ equity (deficit)	(75,643)	17,433
Total liabilities and stockholders’ equity (deficit)	$659,995	$620,024

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2016	2015	2014
Revenues:
Company Drive-In sales	$425,795	$436,031	$405,363
Franchise Drive-Ins:
Franchise royalties and fees	170,319	161,342	138,416
Lease revenue	7,459	5,583	4,291
Other	2,747	3,133	4,279
Total revenues	606,320	606,089	552,349

Costs and expenses:
Company Drive-Ins:
Food and packaging	118,136	121,701	116,325
Payroll and other employee benefits	150,260	151,801	139,939
Other operating expenses, exclusive of
depreciation and amortization included below	88,424	90,436	85,845
Total cost of Company Drive-In sales	356,820	363,938	342,109

Selling, general and administrative	82,089	79,336	69,415
Depreciation and amortization	44,418	45,892	42,210
Provision for impairment of long-lived assets	232	1,440	114
Other operating income, net	(4,691)	(945)	(176)
Total costs and expenses	478,868	489,661	453,672
Income from operations	127,452	116,428	98,677

Interest expense	26,714	25,114	25,382
Interest income	(516)	(408)	(469)
Loss from early extinguishment of debt	8,750	-	-
Net interest expense	34,948	24,706	24,913
Income before income taxes	92,504	91,722	73,764
Provision for income taxes	28,437	27,237	25,848
Net income	$64,067	$64,485	$47,916

Basic income per share	$1.32	$1.23	$0.87
Diluted income per share	$1.29	$1.20	$0.85

Cash dividends declared per common share	$0.44	$0.27	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
(In thousands)

						Total
	Common	Paid-in	Retained	Treasury Stock		Stockholders’
	Stock	Capital	Earnings	Shares	Amount	Equity (Deficit)
Balance at August 31, 2013	$1,183	$224,768	$758,138	62,025	$(906,625)	$77,464
Net income	-	-	47,916	-	-	47,916
Cash dividends	-	-	(4,852)	-	-	(4,852)
Stock-based compensation expense	-	3,742	-	-	-	3,742
Purchase of treasury stock	-	-	-	4,080	(80,045)	(80,045)
Exercise of stock options and
issuance of restricted stock	-	(4,186)	-	(1,575)	21,593	17,407
Other	-	680	-	(25)	363	1,043
Balance at August 31, 2014	$1,183	$225,004	$801,202	64,505	$(964,714)	$62,675
Net income	-	-	64,485	-	-	64,485
Cash dividends	-	-	(13,972)	-	-	(13,972)
Stock-based compensation expense	-	3,520	-	-	-	3,520
Purchase of treasury stock	-	-	-	4,201	(123,786)	(123,786)
Exercise of stock options and
issuance of restricted stock	-	(1,458)	-	(1,438)	20,190	18,732
Other	-	5,484	-	(19)	295	5,779
Balance at August 31, 2015	$1,183	$232,550	$851,715	67,249	$(1,068,015)	$17,433
Net income	-	-	64,067	-	-	64,067
Cash dividends	-	-	(21,340)	-	-	(21,340)
Stock-based compensation expense	-	3,766	-	-	-	3,766
Purchase of treasury stock	-	-	-	5,209	(148,345)	(148,345)
Exercise of stock options and
issuance of restricted stock	-	(5,941)	-	(767)	9,783	3,842
Other	-	4,581	-	(21)	353	4,934
Balance at August 31, 2016	$1,183	$234,956	$894,442	71,670	$(1,206,224)	$(75,643)

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$64,067	$64,485	$47,916
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	44,418	45,892	42,210
Stock-based compensation expense	3,766	3,520	3,742
Loss from early extinguishment of debt	8,750	-	-
Other	270	9,366	735
(Increase) decrease in operating assets:
Restricted cash	(2,829)	(61)	(1,428)
Accounts receivable and other assets	2,109	2,885	(5,977)
Increase (decrease) in operating liabilities:
Accounts payable	380	(1,288)	640
Accrued and other liabilities	4,520	10,296	7,347
Income taxes	(9,242)	1,267	8,363
Total adjustments	52,142	71,877	55,632
Net cash provided by operating activities	116,209	136,362	103,548

Cash flows from investing activities:
Purchases of property and equipment	(46,553)	(42,153)	(79,008)
Proceeds from sale of assets	16,206	13,701	2,148
Other	(3,713)	3,132	6,337
Net cash used in investing activities	(34,060)	(25,320)	(70,523)

Cash flows from financing activities:
Payments on debt	(422,090)	(90,290)	(9,976)
Proceeds from borrowings	563,000	91,000	-
Restricted cash for securitization obligations	6,587	151	181
Purchases of treasury stock	(150,444)	(120,463)	(79,786)
Proceeds from exercise of stock options	3,842	18,732	17,407
Payment of dividends	(21,309)	(18,808)	-
Debt issuance and extinguishment costs	(18,420)	(12)	(151)
Other	1,586	145	(2,902)
Net cash used in financing activities	(37,248)	(119,545)	(75,227)

Net increase (decrease) in cash and cash equivalents	44,901	(8,503)	(42,202)
Cash and cash equivalents at beginning of year	27,191	35,694	77,896
Cash and cash equivalents at end of year	$72,092	$27,191	$35,694

Supplemental cash flow information
Cash paid during the year for:
Interest	$24,883	$23,330	$23,701
Income taxes (net of refunds)	27,821	11,360	14,143
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(2,099)	3,323	259
Stock options exercised by stock swap	6,396	3,385	4,634
Accrued PP&E at period end	3,471	3,346	3,297
Dividend Payable	44	13	4,852

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

1.    Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”) operates and franchises a chain of quick-service restaurants in the United States (“U.S.”).  It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees.  The Company also leases real estate and receives equity earnings in noncontrolling ownership in a number of Franchise Drive‑Ins.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported and contingent assets and liabilities disclosed in the financial statements and accompanying notes.  Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Restricted Cash

As of August 31, 2016, the Company had restricted cash balances totaling $16.0 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $15.9 million represents amounts to be returned to Sonic or paid to service current debt obligations.  The noncurrent portion of $0.1 million represents interest reserves required to be set aside for the duration of the debt.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

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

Accounting for Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in.  The Company’s primary test for an indicator of potential impairment is operating losses of the related drive-in.  If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal.  If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Fair value is typically determined to be the value of the land since drive-in buildings and improvements are single-purpose assets and have little value to market participants.  The equipment associated with a drive-in can be easily relocated to another drive-in and therefore is not adjusted.

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

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

value of goodwill is made to determine whether goodwill has been impaired.  During the fourth quarters of fiscal years 2016 and 2015, the annual assessment of the recoverability of goodwill was performed, and no impairment was indicated.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 4 - Goodwill and Other Intangibles for additional related disclosures.

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

The Company’s gift card program serves all Sonic Drive-Ins and is administered by the Company on behalf of a system advertising fund.  The Company records a liability in the period in which a gift card is sold.  The gift cards do not have expiration dates.  As gift cards are redeemed, the liability is reduced with revenue recognized on redemptions at Company Drive-Ins.  Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws.  The Company estimates breakage based upon the historical trend in redemption patterns from previously sold gift cards.  The Company’s policy is to recognize the breakage, using the delayed recognition method, when it is apparent that there is a remote likelihood the gift card balance will be redeemed.  The Company reduces the gift card liability for the estimated breakage and uses that amount to defray the costs of operating the gift card program.  There is no income recognized on unredeemed gift card balances. Costs to administer the gift card program, net of breakage, are included in the receivables from advertising funds as set forth in note 3 – Accounts and Notes Receivable.  Such costs were not material in fiscal years 2016,  2015 and 2014.

Franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise, and the fees are generally nonrefundable.  Development fees are nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met.  Both franchise fees and development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees pay royalties based on a percentage of sales.  Royalties are recognized as revenue when they are earned.

Advertising Costs

Costs incurred in connection with advertising and promoting the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $23.4 million, $24.5 million and $22.4 million in fiscal years 2016, 2015 and 2014, respectively.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to a national media production fund (“Sonic Brand Fund”) and spend an additional minimum percentage of gross revenues on advertising, either directly or through Company-required participation in advertising cooperatives.  A significant portion of the advertising cooperative contributions is remitted to the System

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Marketing Fund, which purchases advertising on national cable and broadcast networks and local broadcast networks and also funds other national media expenses and sponsorship opportunities.  As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund or the System Marketing Fund are included in the Company’s consolidated financial statements.  However, all advertising contributions by Company Drive-Ins are recorded as an expense on the Company’s financial statements.

Under the Company’s franchise agreements, the Company is reimbursed by the Sonic Brand Fund for costs incurred to administer the fund at an amount not to exceed 15% of the Sonic Brand Fund’s gross receipts.  Reimbursements from the Sonic Brand Fund are offset against selling, general and administrative expenses and totaled $5.2 million, $5.0 million and $4.4 million in fiscal years 2016, 2015 and 2014, respectively.

Technology Costs

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must pay a set technology fee to the Brand Technology Fund (“BTF”), which was established in the third quarter of fiscal year 2016.  The BTF administers cybersecurity and other technology programs for the Sonic system.  As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds.  Accordingly, neither the revenues and expenses nor the assets and liabilities of the BTF are included in the Company’s consolidated financial statements.  However, technology fees paid by Company Drive-Ins are recorded as an expense on the Company’s financial statements.

Under the Company’s franchise agreements, the Company is reimbursed by the BTF for costs incurred to administer the fund at an amount not to exceed 15% of the BTF’s gross receipts.  Reimbursements from the BTF are offset against selling, general and administrative expenses and totaled $2.5 million in fiscal year 2016.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Stock-based compensation is measured at the grant date based on the calculated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period of the award, generally the vesting period of the grant.  For additional information on stock-based compensation see note 12 - Stockholders’ Equity (Deficit).

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

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings.  These benefits are principally generated from employee exercises of NQs, the vesting of RSUs and disqualifying dispositions of ISOs.

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

Additional information regarding the Company’s unrecognized tax benefits is provided in note 11 - Income Taxes.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•

Notes receivable - As of August 31, 2016 and 2015, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

•

Long-term debt - The Company prepares a discounted cash flow analysis for its fixed and variable rate borrowings to estimate fair value each quarter.  This analysis uses Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.  The fair value estimate required significant assumptions by management.  Management believes this fair value is a reasonable estimate.  For more information regarding the Company’s long-term debt, see note 9 - Debt and note 10 - Fair Value of Financial Instruments.

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

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

upon management’s assessment as well as independent market value assessments which involved Level 2 and Level 3 inputs.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, in March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014-09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. All standards are effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which requires the Company to adopt the standard in fiscal year 2019.  The standards are to be applied retrospectively or using a cumulative effect transition method, with early application not permitted.  The Company does not believe the new revenue recognition standard will impact our recognition of sales from Company Drive-Ins and our recognition of royalty fees from franchisees.   We are currently evaluating the effect that this pronouncement will have on the recognition of other transactions on the financial statements, including the initial franchise fee currently recognized upon the opening of a Franchise Drive-In, and related disclosures and have not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The update will be adopted in the first quarter of fiscal year 2017 and will require reclassification of debt issuance costs from other non-current assets to long-term debt within the Company’s consolidated balance sheets. As of August 31, 2016, the carrying amount of unamortized debt issuance costs totaled $14.4 million. Other than this reclassification, the adoption of this ASU will not have any impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The update provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses.  If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for fiscal years beginning after December 15, 2015.  The update will be adopted in the first quarter of fiscal year 2017 and will not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted.  The Company adopted this standard in the first quarter of fiscal year 2016.  The Company’s current deferred tax asset balance of $2.2 million was classified as noncurrent and netted with noncurrent deferred tax liabilities as of November 30, 2015, and all future deferred tax asset balances will be recorded as such.  No prior periods were retrospectively adjusted, as such the balance of

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

$2.2 million remained in current assets at August 31, 2015.  The reclassification did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new standard, which replaces existing lease guidance, requires lessees to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.  Accounting guidance for lessors is largely unchanged.  The standard is effective for fiscal years beginning after December 15, 2018, which will require the Company to adopt the provisions in the first quarter of fiscal 2020, with early application permitted.  This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients.    Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet.  The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, an accounting policy election for forfeitures, statutory tax withholding requirements and classification in the statements of cash flows. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets.  The update is effective for fiscal years beginning after December 15, 2016; however, early application is permitted.  The transition method to be applied varies depending on the area of update being adopted.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.”  The update was issued to provide more decision-useful information about the expected credit losses on financial instruments.  The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018.  The update should be adopted using a modified-retrospective approach.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.”  The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for fiscal years beginning after December 15, 2017.  The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable.  The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended August 31,
	2016	2015	2014
Numerator:
Net income	$64,067	$64,485	$47,916

Denominator:
Weighted average common shares outstanding– basic	48,703	52,572	55,164
Effect of dilutive employee stock options
and unvested RSUs	966	1,381	1,455
Weighted average common shares outstanding – diluted	49,669	53,953	56,619

Net income per common share – basic	$1.32	$1.23	$0.87
Net income per common share – diluted	$1.29	$1.20	$0.85

Anti-dilutive securities excluded(1)	615	342	988
—————————

(1) Anti-dilutive securities consist of stock options and unvested RSUs that were not included in the computation of diluted earnings per share because either the exercise price of the options was greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been anti-dilutive.

3.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	August 31,
	2016	2015
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$19,994	$19,713
Notes receivable from franchisees	5,531	996
Receivables from system funds	4,372	4,965
Other	6,507	6,977
Accounts and notes receivable, gross	36,404	32,651
Allowance for doubtful accounts and notes receivable	(967)	(1,074)
Current accounts and notes receivable, net	$35,437	$31,577

Noncurrent Notes Receivable:
Receivables from franchisees	$7,170	$5,676
Receivables from system funds	5,466	1,571
Allowance for doubtful notes receivable	(74)	(31)
Noncurrent notes receivable, net	$12,562	$7,216

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.    The increase in current notes receivable from franchisees is due to short-term financing for refranchised drive-ins and newly constructed drive-ins sold to franchisees.  The receivables from system funds represent transactions in the normal course of business.  The increase in noncurrent receivables from system funds relates to the BTF established in the third quarter of fiscal year 2016, as discussed in note 1 – Summary of Significant Accounting Policies.

4.  Goodwill and Other Intangibles

As of August 31, 2016, the Company had $76.7 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

	August 31,
	2016	2015
Balance at beginning of year	$77,076	$77,093
Goodwill acquired during the year	-	65
Goodwill disposed of related to the sale of Company Drive-Ins	(342)	(82)
Balance at end of year	$76,734	$77,076

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $9.2 million and $10.4 million at August 31, 2016 and 2015, respectively.  Accumulated amortization related to these intangible assets was $5.7 million and $5.9 million at August 31, 2016 and 2015, respectively.  Intangible assets amortization expense was $0.9 million for each of the fiscal years ended August 31, 2016, 2015 and 2014.  At August 31, 2016, the remaining weighted-average life of amortizable intangible assets was approximately 11 years.  Estimated intangible assets amortization expense is $0.9 million annually for fiscal year 2017 and $0.3 million for fiscal years 2018, 2019 and 2020 and $0.2 million for fiscal year 2021.

5.  Refranchising of Company Drive-Ins

During fiscal year 2016, the Company refranchised the operations of 38 Company Drive-Ins and recorded a gain of $1.8 million.    The Company retained a non-controlling operating interest in 25 of these refranchised drive-ins.  Gains and losses are recorded as other operating income (expenses), net on the Consolidated Statements of Income.  The Company plans to refranchise other operations as part of its refranchising initiative to move toward an approximately 95%-franchised system.

6.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing activities consist principally of leasing certain land and buildings as well as subleasing certain buildings to franchise operators.  The land and building portions of all leases are classified as operating leases with lease terms expiring through August 2031.  These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  Most of the leases contain renewal options at the end of the initial term for periods of five years.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Future minimum rental payments receivable as of August 31, 2016, are as follows:

Operating
Years ended August 31:
2017	$7,738
2018	8,339
2019	8,890
2020	9,382
2021	8,990
Thereafter	50,709
$94,048

Leasing Arrangements as a Lessee

Certain Company Drive-Ins lease land and buildings from third parties.  These leases, with lease terms expiring through August 2031, include provisions for contingent rents that may be paid on the basis of a percentage of sales in excess of stipulated amounts.  For the majority of leases, the land portions are classified as operating leases, and the building portions are classified as capital leases.

Future minimum rental payments required under operating leases and maturities under capital leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2016, are as follows:

	Operating	Capital
Years ended August 31:
2017	$10,914	$5,051
2018	10,864	4,448
2019	10,840	3,596
2020	10,754	3,256
2021	10,030	3,134
Thereafter	63,733	7,018
Total minimum lease payments(1)	$117,135	26,503
Less amount representing interest averaging 6.2%		(5,439)
Present value of net minimum lease payments		21,064
Less amount due within one year		(3,673)
Amount due after one year		$17,391
—————————

(1)  Minimum payments have not been reduced by future minimum rentals receivable under noncancellable operating and capital subleases of $16.8 million and $0.6 million, respectively.  They also do not include contingent rentals which may be due under certain leases.  Contingent rentals for capital leases amounted to $0.9 million, $1.0 million and $0.8 million in fiscal years 2016, 2015 and 2014, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Total rent expense for all operating leases consists of the following for the years ended August 31:

	2016	2015	2014
Minimum rentals	$12,441	$12,659	$12,449
Contingent rentals	284	174	161
Total rent expense	12,725	12,833	12,610
Less sublease rentals	(2,372)	(2,235)	(1,905)
Net rent expense	$10,353	$10,598	$10,705

7.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated
	Useful Life	2016	2015
Property, equipment and capital leases:
Land		$154,420	$157,861
Buildings and improvements	8 – 25 yrs	341,956	343,598
Drive-In equipment	5 – 7 yrs	132,678	139,494
Brand technology development and other equipment	2 – 5 yrs	110,364	92,825
Property and equipment, at cost		739,418	733,778
Accumulated depreciation		(352,390)	(330,219)
Property and equipment, net		387,028	403,559

Capital leases	Life of lease	43,991	48,079
Accumulated amortization		(28,857)	(30,232)
Capital leases, net		15,134	17,847
Property, equipment and capital leases, net		$402,162	$421,406

Depreciation expense for property and equipment was $40.4 million, $41.7 million and $37.6 million for fiscal years 2016,  2015 and 2014, respectively.  Land, buildings and equipment with a carrying amount of $156.6 million at August 31, 2016, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $62.5 million at August 31, 2016.  Amortization expense related to capital leases is included within “depreciation and amortization” on the Consolidated Statements of Income.  As of August 31, 2016, the Company had 11 drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.6 million,  $0.4 million and $0.5 million for fiscal years 2016, 2015 and 2014, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

8.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2016	2015
Wages and employee benefit costs	$23,416	$20,501
Property taxes, sales and use taxes and employment taxes	8,936	9,282
Unredeemed gift cards	10,571	9,285
Other	8,990	11,646
	$51,913	$50,714

9.  Debt

Long-term debt consists of the following at August 31:

	2016	2015
Class A-2 2016-1 senior secured fixed rate notes	$423,938	$-
Class A-1 2016-1 senior secured variable funding notes	-	-
Class A-2 2013-1 senior secured fixed rate notes	155,000	155,000
Class A-2 2011-1 senior secured fixed rate notes	-	272,488
Class A-1 2011-1 senior secured variable funding notes	-	10,500
Other	-	40
	578,938	438,028
Less long-term debt due within one year	(1,417)	(9,790)
Long-term debt due after one year	$577,521	$428,238

At August 31, 2016, future maturities of long-term debt were $1.4 million for fiscal year 2017,  no maturities for fiscal years 2018 and 2019, $155.0 million for fiscal year 2020 and no maturities for fiscal year 2021.

During fiscal year 2013, in a private transaction, various subsidiaries of the Company (the “Co-Issuers”) refinanced and paid $155.0 million of the Series 2011 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with the issuance of $155.0 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, no scheduled principal amortization and an anticipated repayment date in July 2020.

On May 17, 2016, in a private transaction, the Co-Issuers issued $425.0 million of Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”), which bear interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”) to replace the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”).  The 2016 revolving credit facility provides access to a maximum of $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.

Sonic used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay its existing 2011 Fixed Rate Notes and 2011 Variable Funding Notes in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

Loan origination costs associated with the Company’s 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes.  Loan costs are being amortized over each note’s expected life, and the unamortized balance is categorized as “debt origination costs, net” on the Consolidated Balance Sheets.

In connection with the 2016 transaction described above, the Company recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.

As of August 31, 2016, the weighted-average interest cost of the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes was 4.1% and 4.8%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

While the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes are structured to provide for seven-year lives from their original issuance dates, they have legal final maturity dates of July 2043 and May 2046, respectively.  The 2016 Variable Funding Notes are structured to provide for a five-year life with two one-year options available under certain conditions and with a legal final maturity date of May 2046.  The Company intends to repay or refinance the 2013 Fixed Rate Notes and the 2016 Notes on or before the end of their expected lives.  If the Company prepays the debt prior to the anticipated repayment date the Company may be required to pay a prepayment penalty under certain circumstances.  In the event the 2013 Fixed Rate Notes and the 2016 Notes are not paid in full by the end of their expected lives, they are subject to an upward adjustment in the annual interest rate of at least 5%.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full.  Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2016, assets for these combined indirect subsidiaries totaled $308.5 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $16.0 million.  The 2013 Fixed Rate Notes and the 2016 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2013 Fixed Rate Notes and the 2016 Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2013 Fixed Rate Notes and the 2016 Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic, guarantees or is in any way liable for the obligations of the Co-Issuers under the 2013 Fixed Rate and the 2016 Notes.  The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2013 Fixed Rate Notes and the 2016 Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2013 Fixed Rate and the 2016 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  If certain covenants or restrictions are not met, the 2013 Fixed Rate Notes and the 2016 Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

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

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $59.2 million and $41.1 million at August 31, 2016 and 2015, respectively.  This fair value is estimated using Level 1 methods.

At August 31, 2016, the fair value of the Company’s 2013 Fixed Rate Notes and 2016 Fixed Rate Notes approximated the carrying value of $579.6 million, including accrued interest.  The fair value of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

11.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2016	2015	2014
Current:
Federal	$20,137	$14,597	$16,580
State	3,791	3,576	3,490
	23,928	18,173	20,070

Deferred:
Federal	4,372	10,592	5,328
State	137	(1,528)	450
	4,509	9,064	5,778
Provision for income taxes	$28,437	$27,237	$25,848

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2016	2015	2014
Amount computed by applying a tax rate of 35%	$32,377	$32,103	$25,818
State income taxes (net of federal income tax benefit)	2,553	1,330	2,562
Employment related and other tax credits, net	(2,324)	(2,096)	(1,537)
Change in uncertain tax positions	(3,027)	-	-
Federal tax benefit of statutory tax deduction	-	(4,093)	-
Other	(1,142)	(7)	(995)
Provision for income taxes	$28,437	$27,237	$25,848

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following at August 31:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$387	$411
Leasing transactions	3,222	3,260
Deferred income	2,991	2,810
Accrued liabilities	6,187	5,630
Stock compensation	2,446	2,831
Other	685	541
State net operating losses	16,303	14,222
Total deferred tax assets	32,221	29,705
Valuation allowance	(14,638)	(12,041)
Total deferred tax assets after valuation allowance	$17,583	$17,664

Deferred tax liabilities:
Prepaid expenses	$(1,119)	$(1,315)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(4,125)	(3,711)
Property, equipment and capital leases	(31,565)	(31,167)
Intangibles and other assets	(21,628)	(20,341)
Debt extinguishment	(1,676)	(2,515)
Total deferred tax liabilities	(60,113)	(59,049)
Net deferred tax liabilities	$(42,530)	$(41,385)

Net deferred tax assets and liabilities are classified as follows:
Current	$-	$2,164
Noncurrent	(42,530)	(43,549)
Total	$(42,530)	$(41,385)

State net operating loss carryforwards expire beginning in December 2016 through May 2037.  Management does not believe the Company will be able to realize the state net operating loss carryforwards utilizing future income exclusive of the reversal of existing deferred tax liabilities and therefore has provided a valuation allowance of $14.6 million and $12.0 million as of August 31, 2016 and 2015, respectively.

As of August 31, 2016 and 2015,  respectively, the Company had approximately $0.6 million and $3.7 million of unrecognized tax benefits, including approximately $0.3 million and $0.4 million of accrued interest and penalty.  If recognized, these benefits would favorably impact the effective tax rate.  The liability for unrecognized tax benefits decreased $3.0 million in fiscal year 2016.  The decrease was primarily related to the favorable resolution of a federal tax audit and a statute of limitations expiration of a federal tax position.  This entire change in balance impacted the Company’s tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of “provision for income taxes” in the Consolidated Statements of Income.  During the years ended August 31, 2016 and 2015, the Company recognized a net benefit of $0.1 million and net expense of $0.1 million, respectively, and negligible net expenses in fiscal year 2014.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2016	2015
Balance at beginning of year	$3,652	$2,461
Additions based on tax positions related to the current year	-	254
Additions for tax positions of prior years	725	937
Reductions for tax positions of prior years	(2,838)	-
Reductions due to settlement	(212)	-
Reductions due to statute expiration	(702)	-
Balance at end of year	$625	$3,652

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  At August 31, 2016, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2012.  The Company anticipates that the results of any examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a negligible increase  to a decrease of $0.6 million depending on the timing and terms of the examination resolutions.

12.  Stockholders’ Equity (Deficit)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2016, 0.8 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, RSUs and other share-based awards.  At August 31, 2016, 7.0 million shares were available for grant under the 2006 Plan.  The Company grants stock options to employees with a seven-year term and a three-year vesting period and grants RSUs to employees with a minimum vesting period of three years.  The Company grants stock options to its Board of Directors with a seven-year term and one-year vesting period and also grants RSUs to its Board of Directors that vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2016, 2015 and 2014 was $3.8 million, $3.5 million and $3.7 million, respectively, net of related income tax benefits of $1.2 million, $1.0 million and $1.7 million, respectively.  At August 31, 2016, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $7.1 million and is expected to be recognized over a weighted average period of 2.0 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal years 2016, 2015 and 2014.  Estimates of fair value

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

The per share weighted average fair value of stock options granted during 2016, 2015 and 2014 was $8.23,  $8.83 and $6.82, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2016	2015	2014
Expected term (years)	5.3	5.0	4.7
Expected volatility	34%	34%	37%
Risk-free interest rate	1.4%	1.3%	1.5%
Expected dividend yield	1.5%	1.2%	-%

The Company estimates expected volatility based on historical daily price changes of the Company’s common stock for a period equal to the current expected term of the options.  The risk-free interest rate is based on the U.S. treasury yields in effect at the time of grant corresponding with the expected term of the options.  The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and historical exercise patterns.

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2016, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2015	2,873	$14.00
Granted	494	29.28
Exercised	(976)	10.49
Forfeited or expired	(57)	27.51
Outstanding at August 31, 2016	2,334	$18.37	3.90	$25,279

Exercisable at August 31, 2016	1,548	$13.23	2.89	$24,304

Proceeds from the exercise of stock options for fiscal years 2016, 2015 and 2014 were $3.8 million, $18.7 million and $17.4 million, respectively.  The total intrinsic value of options exercised during the years ended August 31, 2016, 2015 and 2014 was $18.9 million, 21.8 million and $13.0 million, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2016 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2015	66	$28.49
Granted	51	28.07
Vested	(13)	31.32
Forfeited	(12)	31.69
Outstanding at August 31, 2016	92	$28.90

The aggregate fair value of RSUs that vested was $0.4 million during the fiscal year ended August 31, 2016 and $1.1 million during the fiscal years ended August 31, 2015 and 2014.

Share Repurchase Programs

In August 2014, the Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $105.0 million of its outstanding shares of common stock beginning September 1, 2014 through August 31, 2015.  In October 2014, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to purchase $15.0 million of the Company’s common stock.  In exchange for a $15.0 million up-front payment, the financial institution delivered approximately 0.6 million shares.  During January 2015, the ASR purchase period concluded.  The Company paid an additional $0.1 million with no additional shares delivered, resulting in an average price per share of $26.32.  In February 2015, the Company entered into additional ASR agreements with a financial institution to purchase $75.0 million of the Company’s common stock.  In exchange for a $75.0 million up-front payment, the financial institution delivered approximately 2.1 million shares.  The ASR transactions completed in July 2015 with 0.3 million additional shares delivered, resulting in an average price per share of $31.38.  The Company reflected the ASR transactions as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The forward contract met all of the applicable criteria for equity classification.  Including shares repurchased through the ASR transactions described above, during the fiscal year 2015, approximately 4.2 million shares were repurchased for a total cost of $123.8 million, resulting in an average price per share of $29.46.

In August 2015, the Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145.0 million of its outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.  During fiscal year 2016, approximately 5.2 million shares were repurchased for a total cost of $148.3 million, resulting in an average price per share of $28.48.    The total remaining amount authorized under the share repurchase program, as of August 31, 2016, was $132.9 million.

Share repurchases will be made from time to time in the open market or otherwise, including through an ASR transaction, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

plan to fund the share repurchase program from existing cash on hand at August 31, 2016, cash flows from operations and borrowings under our 2016 Variable Funding Notes.

Dividends

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million for fiscal year 2015, and paid a quarterly dividend of $0.11 per share of common stock, totaling $21.3 million for fiscal year 2016.  Subsequent to the end of fiscal year 2016, the Company declared a quarterly dividend of $0.14 per share of common stock to be paid to stockholders of record as of the close of business on November 9, 2016, with a payment date of November 18, 2016.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

13.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service.  The Company’s contributions during fiscal years 2016,  2015 and 2014 were $1.8 million,  $1.6 million and $1.3 million, respectively.

The Company has short-term and long-term cash incentive plans (the “Incentive Plans”) that apply to certain employees, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals are met, a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $13.4 million, $12.4 million and $9.5 million during fiscal years 2016,  2015 and 2014, respectively.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

14.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of August 31, 2016, the balance of the franchisee’s loan was $5.8 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2016, the amount remaining under these guaranteed lease obligations totaled $7.4 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2016, the Company had purchase obligations of approximately $235.8 million which primarily related to its estimated share of system-wide commitments for food products.  The Company has excluded agreements that are cancelable without penalty.

SONIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016, 2015 and 2014

(In thousands, except per share data)

15.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$145,803	$139,856	$133,160	$126,219	$165,239	$164,748	$162,118	$175,266
Income from operations	26,045	22,538	22,212	16,991	38,880	36,370	40,315	40,529
Net income(1)	$12,458	$10,085	$10,819	$7,662	$15,353	$20,442	$25,437	$26,296

Basic income
per share(2)	$0.25	$0.19	$0.22	$0.14	$0.32	$0.39	$0.54	$0.51
Diluted income
per share(2)	$0.24	$0.18	$0.22	$0.14	$0.31	$0.38	$0.53	$0.50
—————————

 (1)  For fiscal year 2016, includes the after tax gain on the sale of real estate of $1.2 million and a tax benefit of $0.6 million from the retroactive reinstatement of the Work Opportunity Tax Credit and resolution of income tax matters in the second quarter, the $5.7 million after tax loss from early extinguishment of debt in the third quarter and the after tax gain on the sale of Company Drive-Ins of $0.7 million and the FIN 48 release of income tax credits and deductions of $3.0 million in the fourth quarter.   For fiscal year 2015, includes a tax benefit of $0.7 million from the retroactive reinstatement of the Work Opportunity Tax Credit and resolution of income tax matters in the second quarter, a federal tax benefit of $1.7 million from the recognition of a prior-year statutory tax deduction and a tax expense of $0.6 million from the retroactive effect of federal tax law change during the third quarter and a federal tax benefit of $1.5 million from the recognition of a prior-year statutory tax deduction and $1.7 million from a change in deferred tax valuation allowance during the fourth quarter.

(2)  The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

		Additions	Amounts
	Balance at	Charged to	Written Off
	Beginning of	Costs and	Against the	(Transfers)	Balance at
Description	Year	Expenses	Allowance	Recoveries	End of Year
	(In thousands)
Allowance for doubtful accounts and notes receivable
Fiscal years ended:
August 31, 2016	$1,105	(53)	(13)	2	$1,041
August 31, 2015	1,771	(81)	(601)	16	$1,105
August 31, 2014	$2,347	(434)	(142)	-	$1,771

Accrued liability for drive-in closings and disposals
Fiscal years ended:
August 31, 2016	$807	208	(376)	(28)	$611
August 31, 2015	871	367	(422)	(9)	$807
August 31, 2014	$1,099	339	(546)	(21)	871

See accompanying Report of Independent Registered Pubic Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of October, 2016.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors and Chief Executive Officer	October 31, 2016
J. Clifford Hudson, Principal Executive Officer

/s/ Claudia S. San Pedro	Executive Vice President and Chief Financial Officer	October 31, 2016
Claudia S. San Pedro, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Chief Accounting Officer	October 31, 2016
Michelle E. Britten, Principal Accounting Officer

/s/ Tony D. Bartel	Director	October 31, 2016
Tony D. Bartel

/s/ R. Neal Black	Director	October 31, 2016
R. Neal Black

/s/ Lauren R. Hobart	Director	October 31, 2016
Lauren R. Hobart

/s/ Kate S. Lavelle	Director	October 31, 2016
Kate S. Lavelle

/s/ J. Larry Nichols	Director	October 31, 2016
J. Larry Nichols

/s/ Federico F. Peña	Director	October 31, 2016
Federico F. Peña

/s/ Frank E. Richardson	Director	October 31, 2016
Frank E. Richardson

/s/ Jeffrey H. Schutz	Director	October 31, 2016
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 31, 2016
Kathryn L. Taylor

/s/ Susan E. Thronson	Director	October 31, 2016
Susan E. Thronson

EXHIBIT INDEX

Exhibit Number and Description

10.01	Form of Sonic License Agreement
10.12	Form of Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.13	Form of Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.14	Form of Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.15	Form of Director Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.18	Form of Long-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan
10.19	Form of Short-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan
10.20	Compensation Recoupment Policy dated October 19, 2016
21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document