Form 10-K/A
period 2016-08-31
SONIC CORP
filed 2016-11-03
CIK 868611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Sonic Corp. (“Sonic”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2016.   The purpose of this Form 10‑K/A is solely to correct an omission in Exhibit 23.01.  Exhibit 23.01 as originally filed inadvertently excluded Form S-8 and Form S-3 file numbers.

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of Sonic’s principal executive officer and principal financial officer pursuant to SEC Rule 13a-14 as Exhibits 31.01 and 31.02 hereto.  We are not including the certificates under 18 U.S.C Section 1350 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.  This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

23.01.       Consent of Independent Registered Public Accounting Firm.

31.01.       Certification of Chief Executive Officer pursuant to SEC Rule 13a-14.

31.02.       Certification of Chief Financial Officer pursuant to SEC Rule 13a-14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2016.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number and Description

23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14