Form 10-Q
period 2016-11-30
SONIC CORP
filed 2017-01-06
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-18859
_____________________
SONIC CORP.
(Exact name of registrant as specified in its charter)
_____________________

Delaware (State or other jurisdiction of incorporation or organization)	73-1371046 (I.R.S. Employer Identification No.)

300 Johnny Bench Drive Oklahoma City, Oklahoma (Address of principal executive offices)	73104 (Zip Code)
໿
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

As of January 3, 2017, approximately 43,934.660 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
໿
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	November 30, 2016	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41,090	$72,092
Restricted cash	8,406	15,873
Accounts and notes receivable, net	31,445	35,437
Prepaid expenses and other current assets	18,191	14,255
Total current assets	99,132	137,657
Noncurrent restricted cash	128	140
Investment in direct financing lease	23,830	9,859
Notes receivable, net	12,569	12,562
Property, equipment and capital leases	711,311	766,522
Less accumulated depreciation and amortization	(347,252)	(374,142)
Property, equipment and capital leases, net	364,059	392,380

Goodwill	76,266	76,734
Debt origination costs, net	2,928	3,093
Other assets, net	14,404	16,236
Total assets	$593,316	$648,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,062	$14,372
Franchisee deposits	850	720
Accrued liabilities	35,590	51,913
Income taxes payable	6,825	2,568
Current maturities of long-term debt and capital leases	4,192	5,090
Total current liabilities	65,519	74,663
Obligations under capital leases due after one year	17,216	17,391
Long-term debt, net	566,672	566,187
Deferred income taxes	42,247	42,530
Other non-current liabilities	19,855	23,533
Total non-current liabilities	645,990	649,641
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2016)	1,183	1,183
Paid-in capital	236,050	234,956
Retained earnings	901,201	894,442
Treasury stock, at cost; 73,615 shares (71,670 shares at August 31, 2016)	(1,256,627)	(1,206,224)
Total stockholders’ deficit	(118,193)	(75,643)
Total liabilities and stockholders’ deficit	$593,316	$648,661

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended November 30,
	2016	2015
Revenues:
Company Drive-In sales	$87,152	$103,883
Franchise Drive-Ins:
Franchise royalties and fees	40,139	39,922
Lease revenue	1,381	1,592
Other	879	406
Total revenues	129,551	145,803

Costs and expenses:
Company Drive-Ins:
Food and packaging	24,116	28,946
Payroll and other employee benefits	31,766	36,364
Other operating expenses, exclusive of depreciation and amortization included below	19,426	22,908
Total cost of Company Drive-In sales	75,308	88,218

Selling, general and administrative	19,754	20,940
Depreciation and amortization	10,277	10,999
Other operating income, net	(2,840)	(399)
Total costs and expenses	102,499	119,758
Income from operations	27,052	26,045

Interest expense	7,189	6,222
Interest income	(494)	(100)
Net interest expense	6,695	6,122
Income before income taxes	20,357	19,923
Provision for income taxes	7,239	7,465
Net income	$13,118	$12,458

Basic income per share	$0.29	$0.25
Diluted income per share	$0.28	$0.24

Cash dividends declared per common share	$0.14	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended November 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,118	$12,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,277	10,999
Stock-based compensation expense	1,073	956
Other	(3,028)	(722)
(Increase) decrease in operating assets:
Restricted cash	7,472	5,355
Accounts receivable and other assets	1,391	(105)
Increase (decrease) in operating liabilities:
Accounts payable	3,284	6,282
Accrued and other liabilities	(19,361)	(11,962)
Income taxes	5,005	2,507
Total adjustments	6,113	13,310
Net cash provided by operating activities	19,231	25,768

Cash flows from investing activities:
Purchases of property and equipment	(14,845)	(8,458)
Proceeds from sale of assets	10,826	1,615
Proceeds from sale of investment in refranchised drive-in operations	6,958	—
Other	4,278	1,238
Net cash provided by (used in) investing activities	7,217	(5,605)

Cash flows from financing activities:
Payments on debt	(1,062)	(32,948)
Proceeds from borrowings	—	78,000
Purchases of treasury stock	(49,096)	(49,572)
Proceeds from exercise of stock options	29	597
Payment of dividends	(6,345)	(5,448)
Other	(976)	(1,162)
Net cash used in financing activities	(57,450)	(10,533)

Net increase (decrease) in cash and cash equivalents	(31,002)	9,630
Cash and cash equivalents at beginning of period	72,092	27,191
Cash and cash equivalents at end of period	$41,090	$36,821

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,700	$5,748
Income taxes (net of refunds)	$2,514	$5,092
Non-cash investing and financing activities:
Additions to direct financing leases from property, equipment and capital leases	21,082	—
Net additions to capital lease obligations	1,433	—
Change in obligation to acquire treasury stock	1,458	(2,457)

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2016, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, in March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014-09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal year 2019, which aligns with the required adoption date. The standards are to be applied retrospectively or using a cumulative effect transition method, with early application not permitted; however, we have not yet decided on a method of transition upon adoption. The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees.  The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees has not yet been estimated and no transition method has been selected. The Company is currently evaluating the effect that this pronouncement will have on the recognition of other transactions, the financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored-value product liability in a way that aligns with the new revenue recognition guidance.  The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted.  The adoption of the update is not expected to have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017, which resulted in a reclassification of unamortized debt issuance costs of $11.3 million related to the Company's fixed rate notes from non-current assets to long-term debt, net, within the Company's consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of August 31, 2016. Other than this reclassificat

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

ion, the adoption of this ASU did not have any other impact on the Company's consolidated financial statements. As of November 30, 2016, there was $10.8 million of unamortized debt issuance costs related to the Company's fixed rate notes included within long-term debt, net on the Company's condensed consolidated balance sheet.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.”  The update provides clarification on whether a cloud computing arrangement includes a software license.  If a software license is included, the customer should account for the license consistent with its accounting of other software licenses.  If a software license is not included, the arrangement should be accounted for as a service contract.  The update is effective for fiscal years beginning after December 15, 2015.  The Company adopted this standard in the first quarter of fiscal year 2017 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of fiscal 2017, the Company early adopted ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, an accounting policy election for forfeitures, statutory tax withholding requirements and classification in the statements of cash flows. As required by the update, on a prospective basis, the Company recognized excess tax benefits related to share-based payments in our provision for income taxes in the condensed consolidated statements of income. These items were historically recorded in additional paid-in capital.  As allowed by the update, on a prospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the Company's condensed consolidated statements of cash flows. These prospective changes did not have a material impact on the Company's financial statements for the first quarter of fiscal year 2017. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Our stock compensation expense continues to reflect estimated forfeitures.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2016	2015
Numerator:
Net income	$13,118	$12,458

Denominator:
Weighted average common shares outstanding– basic	45,720	50,221
Effect of dilutive employee stock options and unvested restricted stock units	823	1,104
Weighted average common shares outstanding – diluted	46,543	51,325

Net income per common share – basic	$0.29	$0.25
Net income per common share – diluted	$0.28	$0.24

Anti-dilutive securities excluded (1)	821	412
__________________

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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

3.	Share Repurchase Program

In August 2015, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145.0 million of its outstanding shares of common stock to be repurchased through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.  During fiscal year 2016, approximately 5.2 million shares were repurchased for a total cost of $148.3 million, resulting in an average price per share of $28.48.

In October 2016, the Company's Board of Directors increased the authorization under the share repurchase program by $40.0 million. During the first three months of fiscal year 2017, approximately 2.0 million shares were repurchased for a total cost of $50.6 million, resulting in an average price per share of $25.87.  The total remaining amount authorized under the share repurchase program as of November 30, 2016 was $122.4 million.

Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

4.	Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended November 30,
	2016	2015
Provision for income taxes	$7,239	$7,465
Effective income tax rate	35.6%	37.5%
The higher effective tax rate in the first quarter of fiscal year 2016 was primarily attributable to a decrease in employment tax credits due to expired credit provisions.

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	November 30, 2016	August 31, 2016
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$16,873	$19,994
Notes receivable from franchisees	2,270	5,531
Receivables from system funds	4,207	4,372
Other	9,077	6,507
Accounts and notes receivable, gross	32,427	36,404
Allowance for doubtful accounts and notes receivable	(982)	(967)
Current accounts and notes receivable, net	$31,445	$35,437

Noncurrent Notes Receivable:
Receivables from franchisees	$7,070	$7,170
Receivables from system funds	5,558	5,466
Allowance for doubtful notes receivable	(59)	(74)
Noncurrent notes receivable, net	$12,569	$12,562

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  The receivables from system funds represent transactions in the normal course of business.  The decrease in current notes receivable from franchisees is due to short-term financing for refranchised drive-ins and newly constructed drive-ins sold to franchisees that were established in fiscal year 2016 and were repaid in the first quarter of fiscal year 2017. The increase in other current accounts and notes receivable is due to the timing of various receipts and disbursements.

6.	Contingencies

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of November 30, 2016, the balance of the franchisee’s loan was $5.7 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2016, the amount remaining under these guaranteed lease obligations totaled $6.9 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $28.1 million at November 30, 2016 and $59.2 million at August 31, 2016.  This fair value is estimated using Level 1 inputs.

At November 30, 2016 and August 31, 2016, the fair value of the Company’s Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the "2016 Fixed Rate Notes") and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

value, including accrued interest, of $578.6 million, and $579.6 million, respectively.  The fair value of the Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

8.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The gain is reflected in other operating income, net on the condensed consolidated statement of income.

9.	Refranchising Initiative

Refranchising Transactions

In June 2016, the Company announced plans to refranchise Company Drive-Ins as part of a refranchising initiative to move toward an approximately 95%-franchised system. During the first quarter of fiscal year 2017, the Company completed two transactions to refranchise the operations of 56 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations.

During fiscal year 2016, the Company refranchised the operations of 38 Company Drive-Ins. Of the Company Drive-Ins refranchised in fiscal year 2016, 29 were completed as part of the refranchising initiative announced in June 2016. The Company retained a non-controlling minority investment in the franchise operations of 25 of these refranchised drive-ins.

Income from minority investments is included in other revenue on the condensed consolidated statements of income. Gains and losses associated with refranchised drive-ins are recorded in other operating income, net on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative:

Three months ended November 30, 2016
Number of Company Drive-Ins sold to franchisees	56

Proceeds from sales of Company Drive-Ins	$8,950

Assets sold, net of retained minority investment (1)	(5,461)
Goodwill related to sales of Company Drive-Ins	(377)
Initial lease payment for real estate option (2)	(3,810)
Loss on assets held for sale	(259)
Refranchising initiative gains (losses), net	$(957)
_______________

(1)	Net assets sold consisted primarily of equipment.

(2)
As part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which includes an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, since the exercise of this option can occur at any time within the next 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option represents the initial minimum lease payment for the real estate. Unless and until the option is exercised or expires, the franchisee will make monthly lease payments of $0.3 million through November 2017 and $0.1 million thereafter, through November 2018, which will be included in other operating income.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

Refranchising Initiative Fiscal Year 2016
Number of Company Drive-Ins sold to franchisees (1)	29

Proceeds from sales of Company Drive-Ins	$3,568

Assets sold, net of retained minority investment (2)	(2,402)
Goodwill related to sales of Company Drive-Ins	(194)
Refranchising initiative gains (losses), net	$972
_______________

(1)	Company Drive-Ins refranchised as part of the refranchising initiative announced in June 2016.

(2)	Net assets sold consisted primarily of equipment.

Direct Financing Leases

As part of the refranchising initiative, the Company entered into direct franchising leases ("DFLs") in fiscal year 2016 and the first quarter of fiscal year 2017.

Components of net investment in direct financing leases are as follows at November 30:

	November 30, 2016	August 31, 2016
Minimum lease payments receivable	$33,490	$15,108
Less unearned income	(6,483)	(5,134)
Net investment in direct financing lease	27,007	9,974
Less amount due within one year	(3,177)	(115)
Amount due after one year	$23,830	$9,859

Future minimum rental payments receivable as of November 30, 2016 are as follows:

Direct Financing Lease
Years ended August 31:
2017	$744
2018	3,948
2019	13,132
2020	1,230
2021	1,325
Thereafter	13,111
33,490
Less unearned income	(6,483)
$27,007
Initial direct costs incurred in the negotiations and consummations of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

Assets Held for Sale

Assets held for sale consist of Company Drive-Ins that are expected to sell within one year as part of the Company’s refranchising initiative. Such assets are classified as assets held for sale upon meeting the requirements of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” and are included in other assets, net on the Company's condensed consolidated balance sheet. These assets are recorded at the lower of the carrying amounts or fair values less costs to sell. Assets are no longer depreciated once classified as held for sale. The following table sets forth the components of assets held for sale:

	November 30, 2016	August 31, 2016
Property and equipment, net (1)	$7,558	$5,299
Goodwill, net	90	—
Total assets held for sale	$7,648	$5,299
________________
(1) Includes loss on anticipated sale of $0.3 million to reflect assets at fair value.

In the first quarter of fiscal year 2017, a $0.3 million loss on the anticipated sale of 19 Company Drive-Ins was recorded. Property, equipment and goodwill associated with these locations was included in assets held for sale as of November 30, 2016. Subsequent to the end of the first quarter, the anticipated transaction was completed and the Company maintained a non-controlling minority investment in all of the drive-ins.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.
Overview

System-wide same-store sales decreased 2.0% during the first quarter of fiscal year 2017 as compared to an increase of 5.3% for the same period last year. Same-store sales at Company Drive-Ins decreased 2.4% during the first quarter of fiscal year 2017 as compared to an increase of 4.4% for the same period last year.  The same-store sales decrease reflects a decline in traffic, driven by lower consumer spending in the restaurant industry as well as aggressive competitive activity. We continue to execute on our long-term strategies, including new technology, people initiatives, product innovation, a greater emphasis on personalized service, targeted value promotions and our fully integrated media strategy.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $129.6 million for the first quarter of fiscal year 2017 from $145.8 million for the same period last year, primarily due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins in the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017, as part of our initiative to move toward an approximately 95%-franchised system, as well as decreased same-store sales. Restaurant margins at Company Drive-Ins were unfavorable by 150 basis points during the first quarter of fiscal year 2017, reflecting the de-leveraging impact of same-stores sales decreases, increased investments in employees’ compensation and benefits to attract and retain employees at the drive-in level and the impact of fees paid to the Brand Technology Fund (“BTF”) that was established in the third quarter of fiscal year 2016.

First quarter results for fiscal year 2017 reflected net income of $13.1 million or $0.28 per diluted share as compared to net income of $12.5 million or $0.24 per diluted share for the same period last year.  Excluding the non-GAAP adjustments further described below, net income for the first quarter of fiscal year 2017 decreased 9.4% and diluted earnings per share was flat.

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

	Three months ended November 30, 2016		Three months ended November 30, 2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$13,118	$0.28	$12,458	$0.24
Loss on refranchising transactions (1)	957	0.02	—	—
Tax impact on refranchising transactions (2)	(340)	(0.01)	—	—
Gain on sale of investment in refranchised drive-in operations (3)	(3,795)	(0.08)	—	—
Tax impact on sale of investment in refranchised drive-in operations (2)	1,350	0.03	—	—
Adjusted - Non-GAAP	$11,290	$0.24	$12,458	$0.24
________________

(1)
During the first quarter of fiscal year 2017, we completed two transactions to refranchise the operations of 56 Company Drive-Ins. Of the proceeds, $3.8 million represents the initial lease payment for a real estate purchase option that will be exercised or expire within 24 months, resulting in a loss on the transactions. Additional information regarding the refranchising initiative is detailed below.

(2)	Tax impact during the period at an effective tax rate of 35.6%.

(3)
Gain on sale of investment in refranchised drive-ins is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the condensed consolidated statements of income.

໿

In June 2016, we announced plans to refranchise Company Drive-Ins as part of a refranchising initiative to move toward an approximately 95%-franchised system. During the first quarter of fiscal year 2017, we completed two transactions to refranchise the operations of 56 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations.

During fiscal year 2016, we refranchised the operations of 38 Company Drive-Ins. Of the Company Drive-Ins refranchised in fiscal year 2016, 29 were completed as part of the refranchising initiative announced in June 2016. We retained a non-controlling minority investment in the franchise operations of 25 refranchised drive-ins.
໿

Income from minority investments is included in other revenue on the condensed consolidated statements of income. Gains and losses associated with refranchised drive-ins are recorded in other operating income, net on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative:

Three months ended November 30, 2016
Number of Company Drive-Ins sold to franchisees	56

Proceeds from sales of Company Drive-Ins	$8,950

Assets sold, net of retained minority investment (1)	(5,461)
Goodwill related to sales of Company Drive-Ins	(377)
Initial lease payment for real estate option (2)	(3,810)
Loss on assets held for sale	(259)
Refranchising initiative gains (losses), net	$(957)
_______________
(1)    Net assets sold consisted primarily of equipment.

(2)
As part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which includes an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, since the exercise of this option can occur at any time within the next 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option represents the initial minimum lease payment for the real estate. Unless and until the option is exercised or expires, the franchisee will make monthly lease payments of $0.3 million through November 2017 and $0.1 million thereafter, through November 2018, which will be included in other operating income. Lease payments will be combined with the initial refranchising transaction above to quantify the net refranchising gain (loss) once the option is exercised or expires.

Refranchising Initiative Fiscal Year 2016
Number of Company Drive-Ins sold to franchisees (1)	29

Proceeds from sales of Company Drive-Ins	$3,568

Assets sold, net of retained minority investment (2)	(2,402)
Goodwill related to sales of Company Drive-Ins	(194)
Refranchising initiative gains (losses), net	$972
_______________

(1)	Company Drive-Ins refranchised as part of the refranchising initiative announced in June 2016.

(2)	Net assets sold consisted primarily of equipment.

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

System-wide Performance ($ in thousands)

	Three months ended November 30,
	2016	2015

Increase (decrease) in total sales	(0.9)%	6.4%

System-wide drive-ins in operation(1):
Total at beginning of period	3,557	3,526
Opened	14	13
Closed (net of re-openings)	(12)	(10)
Total at end of period	3,559	3,529

Average sales per drive-in	$301	$305

Change in same-store sales(2)	(2.0)%	5.3%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.໿

Revenues ($ in thousands)

	Three months ended November 30,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Company Drive-In sales	$87,152	$103,883	$(16,731)	(16.1)%
Franchise Drive-Ins:
Franchise royalties	39,882	39,462	420	1.1%
Franchise fees	257	460	(203)	(44.1)%
Lease revenue	1,381	1,592	(211)	(13.3)%
Other	879	406	473	116.5%
Total revenues	$129,551	$145,803	$(16,252)	(11.1)%
໿

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended November 30,
	2016	2015
Company Drive-In sales	$87,152	$103,883
Percentage increase (decrease)	(16.1)%	3.7%

Company Drive-Ins in operation(1):
Total at beginning of period	345	387
Opened	—	—
Sold to franchisees	(56)	(2)
Closed (net of re-openings)	(3)	(3)
Total at end of period	286	382

Average sales per Company Drive-In	$270	$270

Change in same-store sales(2)	(2.4)%	4.4%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 2.4% for the first quarter of fiscal year 2017, as compared to an increase of 4.4% for the same period last year, reflecting a decrease in traffic due to lower consumer spending in the restaurant industry as well as aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $16.7 million during the first quarter of fiscal year 2017 as compared to the same period last year, mainly due to decreased sales of $13.2 million related to stores sold to franchisees, a decrease in same-store sales of $2.2 million and a decrease of $1.7 million related to stores that were permanently or temporarily closed during the period.

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

Franchise Information ($ in thousands)

	Three months ended November 30,
	2016	2015
Franchise Drive-In sales	$975,782	$968,956
Percentage increase	0.7%	6.7%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,212	3,139
Opened	14	13
Acquired from the company	56	2
Closed (net of re-openings)	(9)	(7)
Total at end of period	3,273	3,147

Average sales per Franchise Drive-In	304	310

Change in same-store sales(2)	(2.0)%	5.4%

Franchising revenues(3)	$41,520	$41,514
Percentage increase (decrease)	—%	5.6%

Effective royalty rate(4)	4.09%	4.07%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

(3)
Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues.  See Revenue Recognition Related to Franchise Fees and Royalties in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2016.

(4)	Represents franchise royalties as a percentage of Franchise Drive-In sales.

Same-store sales for Franchise Drive-Ins decreased 2.0% for the first quarter of fiscal year 2017 as compared to an increase of 5.4% for the same period last year, reflecting a decrease in traffic due to lower consumer spending in the restaurant industry as well as aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues were flat for the first quarter of fiscal year 2017, compared to the same period last year.  Franchise royalties were negatively impacted by the decrease in same-store sales, but were offset by an increase in royalties related to net new unit growth and franchisee acquisitions of Company Drive-ins.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended November 30,		Percentage Points Increase (Decrease)
	2016	2015
Costs and expenses
Company Drive-Ins:
Food and packaging	27.7%	27.9%	(0.2)
Payroll and other employee benefits	36.4%	35.0%	1.4
Other operating expenses	22.3%	22.0%	0.3
Cost of Company Drive-In sales	86.4%	84.9%	1.5

Drive-in level margins at Company Drive-Ins were unfavorable by 150 basis points during the first quarter of fiscal year 2017, driven by the de-leveraging impact of same-store sales, payroll and other employee benefits and other operating expenses.  Food and packaging costs were favorable by 20 basis points during the first quarter of fiscal year 2017 as a result of moderate commodity cost improvement, partially offset by the impact of fees paid to the BTF.  Payroll and other employee benefits were unfavorable by 140 basis points for the first quarter of fiscal year 2017, reflecting investments in improved employee compensation and benefits to attract and retain employees at the drive-in level. Other operating expenses were unfavorable by 30 basis points during the first quarter of fiscal year 2017, mainly as a result of the fees paid to the BTF.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased $1.2 million, or 5.7%, to $19.8 million for the first quarter of fiscal year 2017, as compared to the same period last year.  The decrease for the first three months is primarily related to lower variable compensation.

Depreciation and Amortization.  Depreciation and amortization decreased $0.7 million, or 6.6%, in the first quarter of fiscal year 2017, as compared to the same period last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in company assets related to the refranchising of certain Company Drive-Ins in the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017.

Net Interest Expense.  Net interest expense increased $0.6 million, or 9.4%, to $6.7 million for the first quarter of fiscal year 2017, as compared to the same period last year.  The increase was due to an increase in the long-term debt balance attributable to our debt financing transaction that occurred in the third quarter of fiscal year 2016, partially offset by a lower weighted-average interest rate.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 35.6% for the first quarter of fiscal year 2017, as compared to 37.5% for the same period last year. The higher effective income tax rate during the first quarter of fiscal year 2016 was primarily attributable to a decrease in employment tax credits due to expired credit provisions. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option holders and as circumstances on other tax matters change.
Financial Position

Total assets decreased $55.4 million, or 8.5%, to $593.3 million during the first three months of fiscal year 2017 from $648.7 million at the end of fiscal year 2016.  The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents, which reflect the purchases of common stock and payment of dividends during the period, offset by cash generated from operating activities and proceeds from refranchising transactions. Total assets were further impacted by a decrease in net property, equipment and capital leases, driven by depreciation, asset retirements and refranchising transactions, as well as assets reclassified as held for sale. These were partially offset by purchases of property, equipment and technology and an increase in investment in direct financing leases related to the refranchising transactions completed in the first quarter of fiscal year 2017.

Total liabilities decreased $12.8 million, or 1.8%, to $711.5 million during the first three months of fiscal year 2017 from $724.3 million at the end of fiscal year 2016.  The decrease was primarily attributable to a decrease of $16.3 million in accrued liabilities, which are mainly related to payment of incentive compensation and other liabilities that were accrued as of August 31, 2016 and was offset by an increase in accounts payable and incomes taxes payable, both related to the timing of payments.

Total stockholders’ deficit increased $42.6 million, or 56.3%, to a deficit of $118.2 million during the first three months of fiscal year 2017 from a deficit of $75.6 million at the end of fiscal year 2016.  This increase was primarily attributable to $50.6 million in purchases of common stock during the first three months of the fiscal year and the payment of $6.4 million in dividends, partially offset by current-year earnings of $13.1 million.
Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $6.6 million to $19.2 million for the first three months of fiscal year 2017 as compared to $25.8 million for the same period in fiscal year 2016.  The change was driven by higher incentive compensation payments compared to the same period in the prior year, as well as the timing of payments for payroll and tax transactions.

Investing Cash Flows.  Net cash provided by investing activities was $7.2 million as compared to net cashed used in investing activities of $5.6 million for the same period in fiscal year 2016.  The majority of the $17.8 million in proceeds was a result of the sale of assets related to stores sold to franchisees as part of the refranchising initiative and the sale of investment in refranchised drive-in operations. In addition, franchisees paid $3.2 million on short-term financing notes. These proceeds were offset by increased investments in property and equipment compared to the same period last year mainly due to increased investment in rebuilds, relocations and remodels of existing drive-ins.

The table below outlines our use of cash in millions for investments in property and equipment for the first three months of fiscal year 2017:

Rebuilds, relocations and remodels of existing drive-ins	$7.0
Brand technology investments	4.0
Newly constructed drive-ins leased or sold to franchisees	2.5
Purchase and replacement of equipment and technology	0.9
Newly constructed Company Drive-Ins	0.4
Total investments in property and equipment	$14.8

Financing Cash Flows.  Net cash provided by financing activities decreased $47.0 million to $57.5 million for the first three months of fiscal year 2017, as compared to cash used in financing activities of $10.5 million for the same period in fiscal year 2016.  The decrease is primarily due to the reduction in regularly scheduled principal payments related to the debt financing transaction that occurred in fiscal year 2016.  Additionally, the prior-year period included advances on the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, which were subsequently repaid as part of the debt financing transaction. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

In August 2015, our Board of Directors extended our share repurchase program, authorizing the purchase of up to $145.0 million of our outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.   In October 2016, our Board of Directors increased the authorization under the share repurchase program by $40.0 million.

Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time. During the first three months of fiscal year 2017, approximately 2.0 million shares were repurchased for a total cost of $50.6 million, resulting in an average price per share of $25.87.

As of November 30, 2016, our total cash balance of $49.6 million ($41.1 million of unrestricted and $8.5 million of restricted cash balances) reflected the impact of the cash generated from operating activities, refranchising proceeds, cash used for share repurchases, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our Series 2016-1 Senior Secured Variable Funding Notes, Class A-1, will meet our needs for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

New Accounting Pronouncements

For a description of new accounting pronouncements, see note 1 - Basis of Presentation, included in Part I, Item 1, "Financial Statements", in this Quarterly Report on Form 10-Q.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the quantitative and qualitative market risks set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended August 31, 2016.
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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.
Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during first quarter of fiscal year 2017 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
September 1, 2016 through September 30, 2016	594	$26.54	594	$117,140
October 1, 2016 through October 31, 2016	559	25.40	559	142,946
November 1, 2016 through November 30, 2016	801	25.71	801	122,359
Total	1,954		1,954
__________________

(1)
In August 2015, the Company’s Board of Directors ("the Board") extended the Company’s share repurchase program, authorizing the Company to purchase up to $145.0 million of its outstanding shares of common stock through August 31, 2016.  The Board further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.   In October 2016, the Board increased the authorization by $40.0 million. Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to note 3 – Share Repurchase Program of the notes to the condensed consolidated financial statements for additional information.

Item 6.  Exhibits

The Company has marked all management contracts and compensatory plans or arrangements with an asterisk (*).

Exhibits.
10.01	Form of Chief Executive Officer Amended and Restated Employment Agreement dated
January 1, 2017*
10.02	Form of Executive Officer Amended and Restated Employment Agreement dated
January 1, 2017*
10.03	Amended and Restated Executive Severance Plan dated January 1, 2017*
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Claudia S. San Pedro
Claudia S. San Pedro Executive Vice President and Chief Financial Officer

Date:  January 6, 2017

EXHIBIT INDEX
Exhibit Number and Description

10.01	Form of Chief Executive Officer Amended and Restated Employment Agreement dated
January 1, 2017*
10.02	Form of Executive Officer Amended and Restated Employment Agreement dated
January 1, 2017*
10.03	Amended and Restated Executive Severance Plan dated January 1, 2017*
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document