Form 10-Q
period 2017-02-28
SONIC CORP
filed 2017-04-04
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017
OR

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

As of March 30, 2017, approximately 42,431,664 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	February 28, 2017	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,890	$72,092
Restricted cash	8,397	15,873
Accounts and notes receivable, net	28,064	35,437
Current investment in direct financing lease	16,001	115
Prepaid expenses and other current assets	8,488	14,140
Total current assets	94,840	137,657
Noncurrent restricted cash	124	140
Investment in direct financing lease	11,687	9,859
Notes receivable, net	10,236	12,562
Property, equipment and capital leases	701,609	766,522
Less accumulated depreciation and amortization	(342,490)	(374,142)
Property, equipment and capital leases, net	359,119	392,380

Goodwill	75,763	76,734
Debt origination costs, net	2,767	3,093
Other assets, net	17,128	16,236
Total assets	$571,664	$648,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,896	$14,372
Franchisee deposits	850	720
Accrued liabilities	39,109	51,913
Income taxes payable	—	2,568
Current maturities of long-term debt and capital leases	3,826	5,090
Total current liabilities	56,681	74,663
Obligations under capital leases due after one year	16,270	17,391
Long-term debt, net	593,147	566,187
Deferred income taxes	42,500	42,530
Other non-current liabilities	20,757	23,533
Total non-current liabilities	672,674	649,641
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2016)	1,183	1,183
Paid-in capital	235,230	234,956
Retained earnings	906,065	894,442
Treasury stock, at cost; 75,182 shares (71,670 shares at August 31, 2016)	(1,300,169)	(1,206,224)
Total stockholders’ deficit	(157,691)	(75,643)
Total liabilities and stockholders’ deficit	$571,664	$648,661

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues:
Company Drive-In sales	$64,286	$95,313	$151,438	$199,196
Franchise Drive-Ins:
Franchise royalties and fees	34,328	36,047	74,467	75,969
Lease revenue	1,675	1,399	3,056	2,991
Other	(131)	401	748	807
Total revenues	100,158	133,160	229,709	278,963

Costs and expenses:
Company Drive-Ins:
Food and packaging	17,616	26,213	41,732	55,159
Payroll and other employee benefits	25,332	35,359	57,098	71,723
Other operating expenses, exclusive of depreciation and amortization included below	14,278	20,100	33,704	43,008
Total cost of Company Drive-In sales	57,226	81,672	132,534	169,890

Selling, general and administrative	18,296	20,785	38,050	41,725
Depreciation and amortization	9,734	11,057	20,011	22,056
Other operating income, net	(7,725)	(2,566)	(10,565)	(2,965)
Total costs and expenses	77,531	110,948	180,030	230,706
Income from operations	22,627	22,212	49,679	48,257

Interest expense	7,227	6,467	14,416	12,689
Interest income	(262)	(105)	(756)	(205)
Net interest expense	6,965	6,362	13,660	12,484

Income before income taxes	15,662	15,850	36,019	35,773
Provision for income taxes	4,699	5,031	11,938	12,496
Net income	$10,963	$10,819	$24,081	$23,277

Basic income per share	$0.25	$0.22	$0.54	$0.47
Diluted income per share	$0.25	$0.22	$0.53	$0.46

Cash dividends declared per common share	$0.14	$0.11	$0.28	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$24,081	$23,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,011	22,056
Stock-based compensation expense	1,802	1,919
Other	(9,972)	(3,408)
(Increase) decrease in operating assets:
Restricted cash	7,159	4,787
Accounts receivable and other assets	4,621	2,514
Increase (decrease) in operating liabilities:
Accounts payable	(941)	1,464
Accrued and other liabilities	(15,605)	(9,932)
Income taxes	(3,581)	(3,919)
Total adjustments	3,494	15,481
Net cash provided by operating activities	27,575	38,758

Cash flows from investing activities:
Purchases of property and equipment	(27,772)	(17,808)
Proceeds from sale of assets	27,073	9,490
Proceeds from sale of investment in refranchised drive-in operations	8,354	—
Other	11,579	3,201
Net cash provided by (used in) investing activities	19,234	(5,117)

Cash flows from financing activities:
Payments on debt	(4,416)	(59,397)
Proceeds from borrowings	29,000	116,000
Purchases of treasury stock	(97,318)	(74,326)
Proceeds from exercise of stock options	1,792	3,754
Payment of dividends	(12,431)	(10,852)
Other	(1,638)	95
Net cash used in financing activities	(85,011)	(24,726)

Net increase (decrease) in cash and cash equivalents	(38,202)	8,915
Cash and cash equivalents at beginning of period	72,092	27,191
Cash and cash equivalents at end of period	$33,890	$36,106

Supplemental cash flow information
Cash paid during the period for:
Interest	$13,410	$11,831
Income taxes (net of refunds)	15,857	14,645
Non-cash investing and financing activities:
Additions to direct financing leases from property, equipment and capital leases	$21,652	$—
Net additions to capital lease obligations	1,433	645
Change in obligation to acquire treasury stock	215	(2,632)

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, in March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014-09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which provides corrections or improvements to issues that affect narrow aspects of the guidance issued in ASU No. 2014-09.
The Company plans to adopt the standard in the first quarter of fiscal year 2019, which aligns with the required adoption date. The standards are to be applied retrospectively or using a cumulative effect transition method, with early application not permitted. The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees.  The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees has not yet been estimated, and no transition method has been selected. The Company is currently evaluating the effect that this pronouncement will have on the recognition of other transactions, the financial statements and related disclosures.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new standard, which replaces existing lease guidance, requires lessees to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Accounting guidance for lessors is largely unchanged. The standard is effective for fiscal year 2020, with early application permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored-value product liability in a way that aligns with the new revenue recognition guidance.  The update is effective for fiscal year 2019; however, early adoption is permitted.  The adoption of the update is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.” The update was issued to provide more decision-useful information about the expected credit losses on financial instruments. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for fiscal year 2021, with early adoption permitted for fiscal years beginning after December 15, 2018. The update should be adopted using a modified-retrospective approach. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The update is effective for fiscal year 2019. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory" as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." The update requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for fiscal year 2019. The amendments should be adopted on a retrospective basis to each period presented, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment." To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt this standard in fiscal year 2017. The adoption of this standard will have no impact on the Company's consolidated financial statements.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

The Company has reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017, which resulted in a reclassification of unamortized debt issuance costs of $11.3 million related to the Company's fixed rate notes from non-current assets to long-term debt, net, within the Company's consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of August 31, 2016. Other than this reclassification, the adoption of this ASU did not have any other impact on the Company's consolidated financial statements. As of February 28, 2017, there was $10.4 million of unamortized debt issuance costs related to the Company's fixed rate notes included within long-term debt, net on the Company's condensed consolidated balance sheet.

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

During the first quarter of fiscal 2017, the Company early adopted ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, an accounting policy election for forfeitures, statutory tax withholding requirements and classification in the statements of cash flows. As required by the update, on a prospective basis, the Company recognized excess tax benefits related to share-based payments in the provision for income taxes in the condensed consolidated statements of income. These items were historically recorded in additional paid-in capital.  As allowed by the update, on a prospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the Company's condensed consolidated statements of cash flows. These prospective changes did not have a material impact on the Company's financial statements for the first half of fiscal year 2017. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as a financing activity. The stock compensation expense continues to reflect estimated forfeitures.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Numerator:
Net income	$10,963	$10,819	$24,081	$23,277

Denominator:
Weighted average common shares outstanding– basic	43,794	48,977	44,757	49,599
Effect of dilutive employee stock options and unvested restricted stock units	756	1,011	790	1,057
Weighted average common shares outstanding – diluted	44,550	49,988	45,547	50,656

Net income per common share – basic	$0.25	$0.22	$0.54	$0.47
Net income per common share – diluted	$0.25	$0.22	$0.53	$0.46

Anti-dilutive securities excluded (1)	1,100	552	961	482
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

In October 2016, the Company's Board of Directors increased the authorization under the share repurchase program by $40.0 million. During the first six months of fiscal year 2017, approximately 3.7 million shares were repurchased for a total cost of $97.5 million, resulting in an average price per share of $26.21.  The total remaining amount authorized under the share repurchase program as of February 28, 2017 was $75.4 million.

Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

4.	Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Provision for income taxes	$4,699	$5,031	$11,938	$12,496
Effective income tax rate	30.0%	31.7%	33.1%	34.9%
The lower effective income tax rate during the second quarter of fiscal year 2017 and for the first six months of fiscal year 2017 was due primarily to the recognition of excess tax benefits related to stock option exercises due to the early adoption of ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” in the first quarter of 2017. Excess tax benefits recognized in the condensed consolidated statements of income were negligible in the first quarter of fiscal year 2017 and $0.7 million in the second quarter of fiscal year 2017 as a component of the provision for income taxes. The early adoption of ASU No. 2016-09 resulted in a favorable effective tax rate impact of 4.7% in the second quarter of fiscal year 2017. Please refer to "Recently Adopted Accounting Pronouncements" section of note 1 - Summary of Significant Accounting Policies for details regarding the adoption of this standard. This decrease was partially offset by the favorable impact of the retroactive reinstatement of the Work Opportunity Tax Credit in the second quarter of fiscal year 2016.

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	February 28, 2017	August 31, 2016
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$15,749	$19,994
Notes receivable from franchisees	2,717	5,531
Receivables from system funds	2,458	4,372
Other	8,241	6,507
Accounts and notes receivable, gross	29,165	36,404
Allowance for doubtful accounts and notes receivable	(1,101)	(967)
Current accounts and notes receivable, net	$28,064	$35,437

Noncurrent Notes Receivable:
Receivables from franchisees	$6,984	$7,170
Receivables from system funds	3,305	5,466
Allowance for doubtful notes receivable	(53)	(74)
Noncurrent notes receivable, net	$10,236	$12,562

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The receivables from system funds represent transactions in the normal course of business. Royalties and other trade receivables have decreased primarily as a result of the seasonality of the business.  The decrease in current notes receivable from franchisees is due to short-term financing for refranchised drive-ins and newly constructed drive-ins sold to franchisees that were established in fiscal year 2016 and were repaid in the first quarter of fiscal year 2017. The increase in other current accounts and notes receivable is due to the timing of various receipts and disbursements. The decrease in noncurrent receivables from system funds is due to payment on notes extended in fiscal year 2016 related to the establishment of the Brand Technology Fund.

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

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of February 28, 2017, the balance of the franchisee’s loan was $5.7 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of February 28, 2017, the amount remaining under these guaranteed lease obligations totaled $6.8 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $27.3 million at February 28, 2017 and $59.2 million at August 31, 2016.  This fair value is estimated using Level 1 inputs.

At February 28, 2017 and August 31, 2016, the fair value of the Company’s Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying value, including accrued interest, of $578.2 million and $579.6 million, respectively.  At February 28, 2017 the fair value of the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the Fixed Rate Notes, the “Notes”) approximated the carrying value of $26.1 million, including accrued interest. At August 31, 2016 the 2016 Variable Funding Notes had no balance. The fair value of the Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

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

Refranchising Transactions

In June 2016, the Company announced plans to refranchise Company Drive-Ins as part of a refranchising initiative to move toward an approximately 95%-franchised system. During the first quarter of fiscal year 2017, the Company completed transactions to refranchise the operations of 56 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations. In the second quarter of fiscal year 2017, the Company completed additional transactions to refranchise the operations of 54 Company Drive-Ins and retained a non-controlling minority investment in 50 of these refranchised drive-ins.

During fiscal year 2016, the Company refranchised the operations of 38 Company Drive-Ins. Of the Company Drive-Ins refranchised in fiscal year 2016, 29 were completed as part of the refranchising initiative announced in June 2016. The Company retained a non-controlling minority investment in the franchise operations of 25 of these refranchised drive-ins.

Income from minority investments is included in other revenue on the condensed consolidated statements of income. Gains and losses associated with refranchised drive-ins are recorded in other operating income, net on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative ($ in thousands):

	Three months ended	Six months ended
	February 28, 2017	February 28, 2017
Number of refranchised Company Drive-Ins	54	110

Proceeds from sales of Company Drive-Ins	$11,086	$20,036

Assets sold, net of retained minority investment (1)	(3,277)	(8,738)
Goodwill related to sales of Company Drive-Ins	(589)	(966)
Initial and subsequent lease payments for real estate option (2)	414	(3,396)
Deferred gain for real estate option (3)	(1,040)	(1,040)
Gain (loss) on assets held for sale	194	(65)
Refranchising initiative gains (losses), net	$6,788	$5,831
_______________

(1)	Net assets sold consisted primarily of equipment.

(2)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which includes an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, since the exercise of this option can occur at any time within the next 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option represents the initial minimum lease payment for the real estate. Unless and until the option is exercised or expires, the franchisee will make monthly lease payments of $0.3 million through November 2017 and $0.1 million thereafter, through November 2018, which will be included in other operating income. We are including lease payments received, net of sub-lease expenses, to quantify the net refranchising gain (loss).

(3)
The deferred gain of $1.0 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee that will be exercised or expire between January 2020 and December 2023.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS
(In thousands, expect per share data)
(Unaudited)

Refranchising Initiative Fiscal Year 2016
Number of refranchised Company Drive-Ins (1)	29

Proceeds from sales of Company Drive-Ins	$3,568

Assets sold, net of retained minority investment (2)	(2,402)
Goodwill related to sales of Company Drive-Ins	(194)
Refranchising initiative gains (losses), net	$972
_______________

(1)	Company Drive-Ins refranchised as part of the refranchising initiative announced in June 2016.

(2)	Net assets sold consisted primarily of equipment.

Direct Financing Leases

As part of the refranchising initiative, the Company entered into direct franchising leases in fiscal year 2016 and the first half of fiscal year 2017. During the second quarter of fiscal year 2017, the Company reclassified a portion of the balance from noncurrent to current investment in direct financing lease, related to the option included in the 53 drive-in refranchising transaction in the first quarter of fiscal year 2017. In March 2017, the franchisee initiated exercise of the option by purchasing a portion of the real estate, and the Company expects the remainder of the real estate to be purchased within the next 12 months.

Components of net investment in direct financing leases as of February 28, 2017 are as follows:

	February 28, 2017	August 31, 2016
Minimum lease payments receivable	$33,988	$15,108
Less unearned income	(6,300)	(5,134)
Net investment in direct financing lease	27,688	9,974
Less amount due within one year	(16,001)	(115)
Amount due after one year	$11,687	$9,859

Future minimum rental payments receivable as of February 28, 2017 are as follows:

Direct Financing Lease
Years ended August 31:
2017	$16,202
2018	1,048
2019	1,117
2020	1,230
2021	1,326
Thereafter	13,065
33,988
Less unearned income	(6,300)
$27,688

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
Overview

Systemwide same-store sales decreased 7.4% during the second quarter and decreased 4.6% for the first six months of fiscal year 2017 as compared to an increase of 6.5% and 5.9%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins decreased 8.9% during the second quarter and 5.5% for the first six months of fiscal year 2017 as compared to an increase of 6.3% and 5.3%, respectively, for the same periods last year.  Approximately one percentage point of the decrease in sales for the second quarter and approximately one-half percentage point of the decrease for the first six months of fiscal year 2017 are attributable to one additional day of operations in February 2016 versus February 2017, due to leap year. The same-store sales decrease reflects a decline in traffic, driven by lower consumer spending in the restaurant industry, aggressive competitive activity and strong performance in the prior-year periods. We continue to execute on our long-term strategies, including new technology, people initiatives, product innovation, a greater emphasis on personalized service, targeted value promotions and our fully integrated media strategy.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $100.2 million for the second quarter and $229.7 million for the first six months of fiscal year 2017 from $133.2 million and $279.0 million, respectively, for the same periods last year, primarily due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins during the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017, as part of our initiative to move toward an approximately 95%-franchised system, as well as decreased same-store sales. Restaurant margins at Company Drive-Ins were unfavorable by 330 basis points during the second quarter of fiscal year 2017 and 220 basis points for the first six months of fiscal year 2017, reflecting the de-leveraging impact of same-stores sales decreases and the impact of fees paid to the Brand Technology Fund (“BTF”) that was established in the third quarter of fiscal year 2016.

Second quarter results for fiscal year 2017 reflected net income of $11.0 million or $0.25 per diluted share as compared to net income of $10.8 million or $0.22 per diluted share for the same periods last year.  Net income and diluted earnings per share for the first six months of fiscal year 2017 were $24.1 million and $0.53, respectively, as compared to net income of $23.3 million or $0.46 per diluted share for the same period last year. Adjustments to net income are detailed below in Results of Operations.

In June 2016, we announced plans to refranchise Company Drive-Ins as part of a refranchising initiative to move toward an approximately 95%-franchised system. During the first quarter of fiscal year 2017, we completed transactions to refranchise the operations of 56 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations. In the second quarter of fiscal year 2017, the Company completed additional transactions to refranchise the operations of 54 Company Drive-Ins and retained a non-controlling minority investment in 50 of these refranchised drive-ins.

During fiscal year 2016, we refranchised the operations of 38 Company Drive-Ins. Of the Company Drive-Ins refranchised in fiscal year 2016, 29 were completed as part of the refranchising initiative announced in June 2016. We retained a non-controlling minority investment in the franchise operations of 25 refranchised drive-ins.
໿

Income from minority investments is included in other revenue on the condensed consolidated statements of income. Gains and losses associated with refranchised drive-ins are recorded in other operating income, net on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative ($ in thousands):

	Three months ended	Six months ended
	February 28, 2017	February 28, 2017
Number of refranchised Company Drive-Ins	54	110

Proceeds from sales of Company Drive-Ins	$11,086	$20,036

Assets sold, net of retained minority investment (1)	(3,277)	(8,738)
Goodwill related to sales of Company Drive-Ins	(589)	(966)
Initial and subsequent lease payments for real estate option (2)	414	(3,396)
Deferred gain for real estate option (3)	(1,040)	(1,040)
Gain (loss) on assets held for sale	194	(65)
Refranchising initiative gains (losses), net	$6,788	$5,831
_______________

(1)	Net assets sold consisted primarily of equipment.

(2)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which includes an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, since the exercise of this option can occur at any time within the next 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option represents the initial minimum lease payment for the real estate. Unless and until the option is exercised or expires, the franchisee will make monthly lease payments of $0.3 million through November 2017 and $0.1 million thereafter, through November 2018, which will be included in other operating income. We are including lease payments received, net of sub-lease expenses, to quantify the net refranchising gain (loss). We anticipate the franchisee will exercise the option within the next 12 months.

(3)
The deferred gain of $1.0 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee that will be exercised or expire between January 2020 and December 2023.

Refranchising Initiative Fiscal Year 2016
Number of refranchised Company Drive-Ins (1)	29

Proceeds from sales of Company Drive-Ins	$3,568

Assets sold, net of retained minority investment (2)	(2,402)
Goodwill related to sales of Company Drive-Ins	(194)
Refranchising initiative gains (losses), net	$972
_______________

(1)	Company Drive-Ins refranchised as part of the refranchising initiative announced in June 2016.

(2)	Net assets sold consisted primarily of equipment.

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the periods indicated as well as the systemwide change in sales and average unit volume.  Systemwide information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

Systemwide Performance ($ in thousands)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Increase (decrease) in total sales	(6.2)%	7.8%	(3.5)%	6.7%

Systemwide drive-ins in operation(1):
Total at beginning of period	3,559	3,529	3,557	3,526
Opened	10	5	24	18
Closed (net of re-openings)	(7)	(6)	(19)	(16)
Total at end of period	3,562	3,528	3,562	3,528

Average sales per drive-in	$260	$280	$561	$585

Change in same-store sales(2)	(7.4)%	6.5%	(4.6)%	5.9%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Three months ended		Increase (Decrease)	Percent Increase (Decrease)
	February 28, 2017	February 29, 2016
Company Drive-In sales	$64,286	$95,313	$(31,027)	(32.6)%
Franchise Drive-Ins:
Franchise royalties	34,138	35,807	(1,669)	(4.7)%
Franchise fees	190	240	(50)	(20.8)%
Lease revenue	1,675	1,399	276	19.7%
Other	(131)	401	(532)	(132.7)%
Total revenues	$100,158	$133,160	$(33,002)	(24.8)%
໿

	Six months ended		Increase (Decrease)	Percent Increase (Decrease)
	February 28, 2017	February 29, 2016
Revenues:
Company Drive-In sales	$151,438	$199,196	$(47,758)	(24.0)%
Franchise Drive-Ins:
Franchise royalties	74,021	75,269	(1,248)	(1.7)%
Franchise fees	446	700	(254)	(36.3)%
Lease revenue	3,056	2,991	65	2.2%
Other	748	807	(59)	(7.3)%
Total revenues	$229,709	$278,963	$(49,254)	(17.7)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Company Drive-In sales	$64,286	$95,313	$151,438	$199,196
Percentage increase (decrease)	(32.6)%	3.3%	(24.0)%	3.5%

Company Drive-Ins in operation(1):
Total at beginning of period	286	382	345	387
Opened	1	—	1	—
Sold to franchisees	(54)	(7)	(110)	(9)
Closed (net of re-openings)	—	—	(3)	(3)
Total at end of period	233	375	233	375

Average sales per Company Drive-In	$236	$253	$506	$522

Change in same-store sales(2)	(8.9)%	6.3%	(5.5)%	5.3%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 8.9% for the second quarter and 5.5% for the first six months of fiscal year 2017, as compared to an increase of 6.3% and 5.3% for the same periods last year, reflecting a decrease in traffic due to lower consumer spending in the restaurant industry, aggressive competitive activity and strong performance in the prior-year periods.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $31.0 million during the second quarter and $47.8 million during the first six months of fiscal year 2017 as compared to the same periods last year. The decrease in the second quarter and first six months of fiscal year 2017 is primarily due to a decrease in sales from stores sold to franchisees of $23.8 million and $36.9 million, respectively, and a decrease in same-store sales of $6.4 million and $8.6 million, respectively.

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

Franchise Information ($ in thousands)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Franchise Drive-In sales	$856,514	$886,313	$1,830,399	$1,854,828
Percentage increase	(3.4)%	8.3%	(1.3)%	7.1%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,273	3,147	3,212	3,139
Opened	9	5	23	18
Acquired from the company	54	7	110	9
Closed (net of re-openings)	(7)	(6)	(16)	(13)
Total at end of period	3,329	3,153	3,329	3,153

Average sales per Franchise Drive-In	262	283	566	593

Change in same-store sales(2)	(7.3)%	6.5%	(4.5)%	5.9%

Franchising revenues(3)	$36,003	$37,446	$77,523	$78,960
Percentage increase (decrease)	(3.9)%	12.2%	(1.8)%	8.6%

Effective royalty rate(4)	3.99%	4.04%	4.04%	4.06%
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

Same-store sales for Franchise Drive-Ins decreased 7.3% for the second quarter and 4.5% for the first six months of fiscal year 2017 as compared to an increase of 6.5% and 5.9%, respectively, for the same periods last year, reflecting a decrease in traffic due to lower consumer spending in the restaurant industry, aggressive competitive activity and strong performance in the prior-year periods.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues decreased $1.4 million, or 3.9%, for the second quarter and decreased $1.4 million, or 1.8%, for the first six months of fiscal year 2017, compared to the same periods last year.  Franchise royalties were negatively impacted by the decrease in same-store sales and were partially offset by an increase in royalties related to franchisee acquisitions of Company Drive-ins and net new unit growth.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended		Percentage Points Increase (Decrease)
	February 28, 2017	February 29, 2016
Costs and expenses
Company Drive-Ins:
Food and packaging	27.4%	27.5%	(0.1)
Payroll and other employee benefits	39.4	37.1	2.3
Other operating expenses	22.2	21.1	1.1
Cost of Company Drive-In sales	89.0%	85.7%	3.3

	Six months ended		Percentage Points Increase (Decrease)
	February 28, 2017	February 29, 2016
Costs and expenses
Company Drive-Ins:
Food and packaging	27.6%	27.7%	(0.1)
Payroll and other employee benefits	37.7	36.0	1.7
Other operating expenses	22.2	21.6	0.6
Cost of Company Drive-In sales	87.5%	85.3%	2.2

Drive-in level margins at Company Drive-Ins were unfavorable by 330 basis points during the second quarter and 220 basis points during the first six months of fiscal year 2017, primarily driven by the de-leveraging impact of same-store sales to payroll and other employee benefits and other operating expenses.  Food and packaging costs were favorable by 10 basis points during the second quarter and 10 basis points during the first six months of fiscal year 2017 as a result of moderate commodity cost improvement, partially offset by the impact of the BTF.  Payroll and other employee benefits were unfavorable by 230 basis points for the second quarter and 170 basis points during the first six months of fiscal year 2017, reflecting the de-leveraging impact of same-store sales. Other operating expenses were unfavorable by 110 basis points during the second quarter and 60 basis points during the first six months of fiscal year 2017, driven by the de-leveraging impact of same-store sales and the impact of fees paid to the BTF.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased $2.5 million, or 12.0%, to $18.3 million for the second quarter and $3.7 million, or 8.8%, to $38.1 million for the first six months of fiscal year 2017, as compared to the same periods last year.  The decrease is primarily related to lower variable compensation related to operating performance.

Depreciation and Amortization.  Depreciation and amortization decreased $1.3 million, or 12.0%, in the second quarter to $9.7 million and $2.0 million, or 9.3%, to $20.0 million for the first six months of fiscal year 2017, as compared to the same periods last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in company assets related to the refranchising of certain Company Drive-Ins in the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017.

Net Interest Expense.  Net interest expense increased $0.6 million, or 9.5%, to $7.0 million for the second quarter and $1.2 million, or 9.4%, to $13.7 million for the first six months of fiscal year 2017, as compared to the same periods last year.  The increase is due to an increase in the long-term debt balance attributable to our debt financing transaction that occurred in the third quarter of fiscal year 2016, partially offset by a lower weighted-average interest rate.  For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 30.0% for the second quarter of fiscal 2017 as compared to 31.7% for the same period in 2016. The provision for income taxes reflects an effective tax rate of 33.1%

for the first six months of fiscal 2017 compared to 34.9% for the same period in 2016. The lower effective income tax rate during the second quarter of fiscal year 2017 and for the first six months of fiscal year 2017 was due primarily to the recognition of excess tax benefits related to stock option exercises due to the early adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” in the first quarter of fiscal year 2017. Excess tax benefits recognized in our condensed consolidated statements of income were negligible in the first quarter of fiscal year 2017 and $0.7 million in the second quarter of fiscal year 2017 as a component of the provision for income taxes. The early adoption of ASU No. 2016-09 resulted in a favorable effective tax rate impact of 4.7% in the second quarter of fiscal year 2017. Please refer to "Recently Adopted Accounting Pronouncements" section of note 1 - Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for details regarding the adoption of this standard. This decrease was partially offset by the favorable impact of the retroactive reinstatement of the Work Opportunity Tax Credit in the second quarter of fiscal year 2016. Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Non-GAAP adjustments. Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the second quarter of fiscal year 2017 would have decreased 27% and 17%, respectively. Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first half of fiscal year 2017 would have decreased 17% and 7%, respectively.

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

(In thousands, except per share amounts)

	Three months ended
	February 28, 2017		February 29, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$10,963	$0.25	$10,819	$0.22
Net gain on refranchising transactions (1)	(6,788)	(0.15)	—	—
Tax impact on refranchising transactions (2)	2,445	0.05	—	—
Gain on sale of real estate	—	—	(1,875)	(0.04)
Tax impact on real estate sale (3)	—	—	664	0.01
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	—	—	(585)	(0.01)
Adjusted - Non-GAAP	$6,620	$0.15	$9,023	$0.18
________________

(1)
During the second quarter of fiscal year 2017, we completed transactions to refranchise the operations of 54 drive-ins, one of which resulted in a gain of $7.8 million and another in a loss of $1.4 million. The loss transaction included a deferred gain of $1.0 million, which is recorded in other non-current liabilities, as a result of a real estate purchase option extended to the franchisee that will be exercised or expire between January 2020 and December 2023. Additionally, we received net lease payments of $0.4 million related to the first quarter transaction detailed in footnote 1 to the table below.

(2)	Tax impact during the period at an adjusted effective tax rate of 36.0%.

(3)	Tax impact during the period at an adjusted effective tax rate of 35.4%.
໿

	Six months ended
	February 28, 2017		February 29, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$24,081	$0.53	$23,277	$0.46
Net gain on refranchising transactions (1)	(5,831)	(0.13)	—	—
Tax impact on refranchising transactions (2)	2,105	0.04	—	—
Gain on sale of investment in refranchised drive-in operations (3)	(3,795)	(0.08)	—	—
Tax impact on sale of investment in refranchised drive-in operations (4)	1,350	0.03	—	—
Gain on sale of real estate	—	—	(1,875)	(0.04)
Tax impact on real estate sale (5)	—	—	664	0.01
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	—	—	(585)	(0.01)
Adjusted - Non-GAAP	$17,910	$0.39	$21,481	$0.42
________________

(1)
During the first quarter of fiscal year 2017, we completed transactions to refranchise the operations of 56 Company Drive-Ins. Of the proceeds, $3.8 million represents the initial lease payment for a real estate purchase option that will be exercised or expire within 24 months, which resulted in a net loss of $1.0 million. Unless and until the option is exercised or expires, the franchisee will make monthly lease payments of $0.3 million through November 2017 and $0.1 million thereafter, through November 2018, which will be included in other operating income. We are including lease payments received, net of sub-lease expenses, to quantify the net refranchising gain (loss). Net payments received during the second quarter totaled $0.4 million. During the second quarter of fiscal year 2017, we completed transactions to refranchise the operations of 54 drive-ins, one of which resulted in a gain of $7.8 million and another in a loss of $1.4 million. The loss transaction also included a deferred gain of $1.0 million, which is recorded in other non-current liabilities, as a result of a real estate purchase option extended to the franchisee that will be exercised or expire between January 2020 and December 2023.

(2)	Combined tax impact at effective tax rates of 35.6% and 36.0% during the first and second quarters of fiscal year 2017, respectively.

(3)
Gain on sale of investment in refranchised drive-ins is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the condensed consolidated statements of income.

(4)	Tax impact during the period at an adjusted effective tax rate of 35.6%.

(5)	Tax impact during the period at an adjusted effective tax rate of 35.4%.
Financial Position

Total assets decreased $77.0 million, or 11.9%, to $571.7 million during the first six months of fiscal year 2017 from $648.7 million at the end of fiscal year 2016.  The decrease in total assets was driven by a decrease in cash and cash equivalents, which reflects the purchases of common stock and payment of dividends during the period, offset by cash generated from operating activities and proceeds from refranchising transactions. Total assets were further impacted by a decrease in net property, equipment and capital leases, driven by depreciation, asset retirements and refranchising transactions, as well as assets sold that were recorded as held for sale at the end of fiscal year 2016. These were partially offset by purchases of property, equipment and technology.

Total liabilities increased $5.1 million, or 0.7%, to $729.4 million during the first six months of fiscal year 2017 from $724.3 million at the end of fiscal year 2016.  The increase was primarily attributable to the $26.0 million balance from borrowing on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the "2016 Variable Funding Notes"). This was partially offset by a decrease of $12.8 million in accrued liabilities, which are mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2016 as well as a decrease in accounts payable and incomes taxes payable, both related to the timing of payments.

Total stockholders’ deficit increased $82.1 million, or 108.5%, to a deficit of $157.7 million during the first six months of fiscal year 2017 from a deficit of $75.6 million at the end of fiscal year 2016.  This increase was primarily attributable to $97.5 million in purchases of common stock during the first six months of the fiscal year and the payment of $12.5 million in dividends, partially offset by current-year earnings of $24.1 million.
Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $11.2 million to $27.6 million for the first six months of fiscal year 2017 as compared to $38.8 million for the same period in fiscal year 2016.  The change was driven by higher incentive compensation payments compared to the same period in the prior year, as well as the timing of payments for payroll and tax transactions. The decrease was also driven by the decrease in operating income.

Investing Cash Flows.  Net cash provided by investing activities was $19.2 million for the first six months of fiscal year 2017 as compared to net cash used in investing activities of $5.1 million for the same period in fiscal year 2016.  The increase in cash provided by investing activities was driven by $27.1 million in proceeds from the disposition of assets, the majority of which was a result of the stores sold to franchisees as part of the refranchising initiative, and $8.4 million in proceeds from the sale of investment in refranchised drive-in operations. In addition, we received $3.2 million from franchisees on short-term financing notes and $2.5 million in repayment of notes extended in fiscal year 2016 related to the establishment of the Brand Technology Fund. These proceeds were offset by increased investments in property and equipment compared to the same period last year, mainly due to increased investment in rebuilds, relocations and remodels of existing drive-ins, partially offset by a decrease in purchases and replacement of equipment and technology.

The table below outlines our use of cash in millions for investments in property and equipment for the first six months of fiscal year 2017:

Rebuilds, relocations and remodels of existing drive-ins	$12.3
Brand technology investments	7.8
Newly constructed drive-ins leased or sold to franchisees	2.9
Newly constructed Company Drive-Ins	2.1
Purchase and replacement of equipment and technology	2.0
Total investments in property and equipment	$27.1

Financing Cash Flows.  Net cash used in financing activities increased $60.3 million to $85.0 million for the first six months of fiscal year 2017, as compared to $24.7 million for the same period in fiscal year 2016.  The prior-year period included net borrowings of $61.5 million on the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1, compared to net borrowings of $26.0 million on the 2016 Variable Funding Notes in the current-year period. Additionally, purchases of treasury stock increased by $22.3 million. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

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

Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time. During the first six months of fiscal year 2017, approximately 3.7 million shares were repurchased for a total cost of $97.5 million, resulting in an average price per share of $26.21.

As of February 28, 2017, our total cash balance of $42.4 million ($33.9 million of unrestricted and $8.5 million of restricted cash balances) reflected the impact of the cash generated from operating activities, refranchising proceeds, cash used for share repurchases, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes, will meet our needs for the foreseeable future.
Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

New Accounting Pronouncements

For a description of new accounting pronouncements, see note 1 - Basis of Presentation, included in Part I, Item 1, "Financial Statements," in this Quarterly Report on Form 10-Q.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during first quarter of fiscal year 2017 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
December 1, 2016 through December 31, 2016	756	$27.22	756	$101,771
January 1, 2017 through January 31, 2017	584	26.26	584	86,447
February 1, 2017 through February 28, 2017	428	25.87	428	75,379
Total	1,768		1,768
__________________

(1)
In August 2015, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145.0 million of its outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of our outstanding shares of common stock through August 31, 2017.   In October 2016, the Board of Directors increased the authorization by $40.0 million. Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to note 3 – Share Repurchase Program of the notes to the condensed consolidated financial statements for additional information.

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

Date:  April 4, 2017

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