Form 10-Q
period 2017-05-31
SONIC CORP
filed 2017-06-30
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017
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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 23, 2017, approximately 41,809,315 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31, 2017	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,050	$72,092
Restricted cash	11,136	15,873
Accounts and notes receivable, net	40,361	35,437
Prepaid expenses and other current assets	14,409	14,255
Total current assets	117,956	137,657
Noncurrent restricted cash	124	140
Investment in direct financing lease	11,611	9,859
Notes receivable, net	10,077	12,562
Property, equipment and capital leases	632,092	766,522
Less accumulated depreciation and amortization	(304,565)	(374,142)
Property, equipment and capital leases, net	327,527	392,380

Goodwill	75,761	76,734
Debt origination costs, net	2,603	3,093
Other assets, net	18,175	16,236
Total assets	$563,834	$648,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,142	$14,372
Franchisee deposits	934	720
Accrued liabilities	40,296	51,913
Income taxes payable	1,479	2,568
Current maturities of long-term debt and capital leases	3,707	5,090
Total current liabilities	57,558	74,663
Obligations under capital leases due after one year	15,413	17,391
Long-term debt, net	601,631	566,187
Deferred income taxes	41,547	42,530
Other non-current liabilities	20,783	23,533
Total non-current liabilities	679,374	649,641
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2016)	1,183	1,183
Paid-in capital	236,341	234,956
Retained earnings	918,774	894,442
Treasury stock, at cost; 76,328 shares (71,670 shares at August 31, 2016)	(1,329,396)	(1,206,224)
Total stockholders’ deficit	(173,098)	(75,643)
Total liabilities and stockholders’ deficit	$563,834	$648,661

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
Revenues:
Company Drive-In sales	$72,062	$115,143	$223,500	$314,339
Franchise Drive-Ins:
Franchise royalties and fees	48,220	46,687	122,687	122,656
Lease revenue	2,418	2,141	5,474	5,132
Other	1,290	1,268	2,038	2,075
Total revenues	123,990	165,239	353,699	444,202

Costs and expenses:
Company Drive-Ins:
Food and packaging	19,380	32,089	61,112	87,248
Payroll and other employee benefits	25,590	39,912	82,688	111,635
Other operating expenses, exclusive of depreciation and amortization included below	13,836	22,442	47,540	65,450
Total cost of Company Drive-In sales	58,806	94,443	191,340	264,333

Selling, general and administrative	20,763	20,617	58,813	62,342
Depreciation and amortization	9,520	11,405	29,531	33,461
Other operating income, net	(540)	(106)	(11,105)	(3,071)
Total costs and expenses	88,549	126,359	268,579	357,065
Income from operations	35,441	38,880	85,120	87,137

Interest expense	7,318	6,776	21,734	19,465
Interest income	(291)	(121)	(1,047)	(326)
Debt extinguishment costs	—	8,750	—	8,750
Net interest expense	7,027	15,405	20,687	27,889

Income before income taxes	28,414	23,475	64,433	59,248
Provision for income taxes	9,663	8,122	21,601	20,618
Net income	$18,751	$15,353	$42,832	$38,630

Basic income per share	$0.44	$0.32	$0.97	$0.79
Diluted income per share	$0.44	$0.31	$0.96	$0.77

Cash dividends declared per common share	$0.14	$0.11	$0.42	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended May 31,
	2017	2016
Cash flows from operating activities:
Net income	$42,832	$38,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,531	33,461
Stock-based compensation expense	2,906	2,688
Loss from early extinguishment of debt	—	8,750
Provision for deferred income taxes	(1,354)	964
(Gain) loss on disposition of assets, net	(12,097)	(3,149)
Other	1,388	(3,759)
(Increase) decrease in operating assets:
Restricted cash	4,549	2,351
Accounts receivable and other assets	(2,124)	(4,545)
Increase (decrease) in operating liabilities:
Accounts payable	(2,894)	4,632
Accrued and other liabilities	(12,701)	(3,261)
Income taxes	44	1,470
Total adjustments	7,248	39,602
Net cash provided by operating activities	50,080	78,232

Cash flows from investing activities:
Purchases of property and equipment	(37,146)	(26,467)
Proceeds from sale of assets	62,393	12,701
Proceeds from sale of investment in refranchised drive-in operations	8,354	—
Other	10,574	(1,678)
Net cash provided by (used in) investing activities	44,175	(15,444)

Cash flows from financing activities:
Payments on debt	(10,417)	(421,020)
Proceeds from borrowings	43,000	563,000
Restricted cash for securitization obligations	203	6,393
Purchases of treasury stock	(128,180)	(111,406)
Proceeds from exercise of stock options	2,528	5,878
Payment of dividends	(18,485)	(16,154)
Debt issuance and extinguishment costs	(10)	(18,339)
Other	(2,936)	1,031
Net cash provided by (used in) financing activities	(114,297)	9,383

Net increase (decrease) in cash and cash equivalents	(20,042)	72,171
Cash and cash equivalents at beginning of period	72,092	27,191
Cash and cash equivalents at end of period	$52,050	$99,362

Supplemental cash flow information
Cash paid during the period for:
Interest	$20,210	$17,983
Income taxes (net of refunds)	22,985	18,258
Non-cash investing and financing activities:
Net additions to capital lease obligations	1,433	645
Change in obligation to acquire treasury stock	$(516)	$(578)

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, the FASB has issued clarifying guidance with ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." ASU No. 2016-08 provides guidance for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  ASU No. 2016-10 clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. ASU No. 2016-20 provides corrections or improvements to issues that affect narrow aspects of the guidance.
The Company plans to adopt the standards in the first quarter of fiscal year 2019, which aligns with the required adoption date.  The standards are to be applied retrospectively or using a cumulative effect transition method.  The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees, nor will it have a material impact to the recognition of gift card breakage. The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees has not yet been estimated, and no transition method has been selected. The Company continues to evaluate the effect that this pronouncement will have on other transactions, the financial statements and related disclosures.

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
In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored-value product liability in a way that aligns with the new revenue recognition guidance.  The update is effective for fiscal year 2019; however, early adoption is permitted.  The adoption of the update will not have an impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory," as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU No. 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU No. 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017, which resulted in a reclassification of unamortized debt issuance costs of $11.3 million related to the Company's fixed rate notes from non-current assets to long-term debt, net, within the Company's consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of August 31, 2016. Other than this reclassification, the adoption of this ASU did not have any other impact on the Company's consolidated financial statements. As of May 31, 2017, there was $9.9 million of unamortized debt issuance costs related to the Company's fixed rate notes included within long-term debt, net, on the Company's condensed consolidated balance sheet.

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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
Numerator:
Net income	$18,751	$15,353	$42,832	$38,630

Denominator:
Weighted average common shares outstanding– basic	42,402	48,377	43,972	49,192
Effect of dilutive employee stock options and unvested restricted stock units	691	949	757	1,021
Weighted average common shares outstanding – diluted	43,093	49,326	44,729	50,213

Net income per common share – basic	$0.44	$0.32	$0.97	$0.79
Net income per common share – diluted	$0.44	$0.31	$0.96	$0.77

Anti-dilutive securities excluded (1)	1,362	686	1,095	550
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

In October 2016, the Company's Board of Directors increased the authorization under the share repurchase program by $40.0 million. During the first nine months of fiscal year 2017, approximately 4.9 million shares were repurchased for a total cost of $127.7 million, resulting in an average price per share of $25.95.  The total remaining amount authorized under the share repurchase program as of May 31, 2017 was $45.2 million.

Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

4.	Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
Provision for income taxes	$9,663	$8,122	$21,601	$20,618
Effective income tax rate	34.0%	34.6%	33.5%	34.8%
The effective income tax rate during the third quarter of fiscal year 2017 was comparable to the same period in the prior fiscal year. The lower effective income tax rate for the first nine months of fiscal year 2017 was due primarily to the recognition of excess tax benefits related to stock option exercises due to the early adoption of ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” in the first quarter of 2017. Excess tax benefits recognized as a component of the provision for income taxes in the condensed consolidated statements of income were negligible in the first quarter of fiscal year 2017 and $0.7 million and $0.1 million in the second and third quarters of fiscal year 2017, respectively. Please refer to the "Recently Adopted Accounting Pronouncements" section of note 1 - Summary of Significant Accounting Policies for details regarding the adoption of this standard. The decrease in tax rate for the first nine months of fiscal year 2017 was partially offset by the favorable impact of the retroactive reinstatement of the Work Opportunity Tax Credit in the second quarter of fiscal year 2016.

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	May 31, 2017	August 31, 2016
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$21,301	$19,994
Notes receivable from franchisees	985	5,531
Receivables from system funds	2,458	4,372
Other	16,712	6,507
Accounts and notes receivable, gross	41,456	36,404
Allowance for doubtful accounts and notes receivable	(1,095)	(967)
Current accounts and notes receivable, net	$40,361	$35,437

Noncurrent Notes Receivable:
Receivables from franchisees	$6,884	$7,170
Receivables from system funds	3,233	5,466
Allowance for doubtful notes receivable	(40)	(74)
Noncurrent notes receivable, net	$10,077	$12,562

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The receivables from system funds represent transactions in the normal course of business. The decrease in current notes receivable from franchisees is due to short-term financing for refranchised drive-ins and newly constructed drive-ins sold to franchisees that were established in fiscal year 2016 and were repaid in the first and third quarters of fiscal year 2017. Of the increase in other current accounts and notes receivable, $7.0 million is due to a franchisee exercise of an option to purchase real estate, which was collected immediately following the third fiscal quarter. The decrease in noncurrent receivables from system funds is due to payment on notes extended in fiscal year 2016 related to the establishment of the Brand Technology Fund.

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

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of May 31, 2017, the balance of the franchisee’s loan was $5.6 million.

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2017, the amount remaining under these guaranteed lease obligations totaled $6.8 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $58.0 million at May 31, 2017 and $59.2 million at August 31, 2016.  This fair value is estimated using Level 1 inputs.

At May 31, 2017 and August 31, 2016, the fair value of the Company’s Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying value, including accrued interest, of $578.2 million and $579.6 million, respectively.  At May 31, 2017 the fair value of the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the Fixed Rate Notes, the “Notes”) approximated the carrying value of $34.1 million, including accrued interest. At August 31, 2016 the 2016 Variable Funding Notes had no balance. The fair value of the Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

8.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The gain is reflected in other operating income, net, on the condensed consolidated statement of income.

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

During the first half of fiscal year 2017, the Company completed transactions to refranchise the operations of 110 Company Drive-Ins and retained a non-controlling minority investment in 106 of these refranchised drive-ins. The Company completed the refranchising initiative in the second quarter of fiscal year 2017. All subsequent sales of Company Drive-Ins are considered sales in the normal course of business.

Income from minority investments is included in other revenue on the condensed consolidated statements of income. The gains and losses below associated with refranchised drive-ins are recorded in other operating income, net, on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

	Three months ended May 31, 2017	Nine months ended May 31, 2017
Number of refranchised Company Drive-Ins	—	110

Proceeds from sales of Company Drive-Ins	$—	$20,036
Proceeds from sale of real estate (1)	4,749	4,749
Proceeds receivable from sale of real estate (1)	6,977	6,977

Real estate assets sold (1)	(12,095)	(12,095)
Assets sold, net of retained minority investment (2)	847	(7,891)
Initial and subsequent lease payments for real estate option (1)	195	(3,201)
Goodwill related to sales of Company Drive-Ins	—	(966)
Deferred gain for real estate option (3)	141	(899)
Gain (loss) on assets held for sale	—	(65)
Refranchising initiative gains (losses), net	$814	$6,645
_______________

(1)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which included an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, because the exercise of this option could occur at any time within 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option was applied as the initial minimum lease payment for the real estate. The franchisee initiated exercise of a portion of the option during the third fiscal quarter, resulting in a loss of $0.4 million. A portion of the proceeds were received subsequent to the end of the quarter. Until the option is fully exercised, the franchisee is making monthly lease payments which totaled $0.2 million for the third fiscal quarter, net of sub-lease expense, and is included in other operating income.

(2)	Net assets sold consisted primarily of equipment. During the third quarter of fiscal year 2017, the Company made an adjustment to retained minority investment.

(3)
The deferred gain of $0.9 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee in the second quarter of fiscal year 2017. The deferred gain will continue to be amortized into income through January 2020 when the option becomes exercisable.

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

Direct Financing Leases

As part of the refranchising initiative, the Company entered into direct franchising leases in fiscal year 2016 and the first half of fiscal year 2017. Components of net investment in direct financing leases as of May 31, 2017 are as follows:

	May 31, 2017	August 31, 2016
Minimum lease payments receivable	$18,043	$15,108
Less unearned income	(6,115)	(5,134)
Net investment in direct financing lease	11,928	9,974
Less amount due within one year	(317)	(115)
Amount due after one year	$11,611	$9,859

Future minimum rental payments receivable as of May 31, 2017 are as follows:

Direct Financing Lease
Years ended August 31:
2017	$257
2018	1,048
2019	1,117
2020	1,230
2021	1,326
Thereafter	13,065
18,043
Less unearned income	(6,115)
$11,928

Initial direct costs incurred in the negotiation and consummation of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Assets Held for Sale

Assets held for sale as of May 31, 2017 totaled $7.5 million and consist of real estate that is expected to sell within one year as part of the real estate options extended to franchisees in connection with the Company’s refranchising initiatives. Such assets are classified as assets held for sale upon meeting the requirements of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” and are included in prepaid and other current assets on the Company's condensed consolidated balance sheet. These assets are recorded at the lower of the carrying amounts or fair values less costs to sell. Assets held for sale totaled $5.3 million at August 31, 2016 and consisted of Company Drive-In operations included in the refranchising initiative.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.
Overview

Systemwide same-store sales decreased 1.2% during the third quarter and decreased 3.3% for the first nine months of fiscal year 2017 as compared to an increase of 2.0% and 4.4%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins decreased 3.2% during the third quarter and 4.7% for the first nine months of fiscal year 2017 as compared to an increase of 0.9% and 3.6%, respectively, for the same periods last year.  The same-store sales decreases reflect a decline in traffic, driven by sluggish consumer spending in the restaurant industry and aggressive competitive activity. We continue to execute on our long-term strategies, including new technology, people initiatives, product innovation, a greater emphasis on personalized service, targeted value promotions and our fully integrated media strategy.  All of these initiatives drive Sonic’s multi-layered growth strategy, which incorporates same-store sales growth, operating leverage, deployment of cash, an ascending royalty rate and new drive-in development.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $124.0 million for the third quarter and $353.7 million for the first nine months of fiscal year 2017 from $165.2 million and $444.2 million, respectively, for the same periods last year, due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins during the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017, as part of our initiative to move toward an approximately 95%-franchised system. To a lesser degree the decline in revenues is also attributed to decreased same-store sales. Restaurant margins at Company Drive-Ins were favorable by 40 basis points during the third quarter of fiscal year 2017 and unfavorable by 150 basis points for the first nine months of fiscal year 2017, reflecting the de-leveraging impact of same-stores sales decreases, partially offset by moderate commodity cost improvement and the year-to-date impact of fees paid to the Brand Technology Fund (“BTF”) that was established in the third quarter of fiscal year 2016.

Third quarter results for fiscal year 2017 reflected net income of $18.8 million or $0.44 per diluted share as compared to net income of $15.4 million or $0.31 per diluted share for the same periods last year.  Net income and diluted earnings per share for the first nine months of fiscal year 2017 were $42.8 million and $0.96, respectively, as compared to net income of $38.6 million or $0.77 per diluted share for the same period last year. Adjustments to net income are detailed below in Results of Operations.

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

During the first half of fiscal year 2017, we completed transactions to refranchise the operations of 110 Company Drive-Ins and retained a non-controlling minority investment in 106 of these refranchised drive-ins. We completed the refranchising initiative in the second quarter of fiscal year 2017. All subsequent sales of Company Drive-Ins are considered sales in the normal course of business.

໿

Income from minority investments is included in other revenue on the condensed consolidated statements of income. The gains and losses below associated with refranchised drive-ins are recorded in other operating income, net, on the condensed consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

	Three months ended May 31, 2017	Nine months ended May 31, 2017
Number of refranchised Company Drive-Ins	—	110

Proceeds from sales of Company Drive-Ins	$—	$20,036
Proceeds from sale of real estate (1)	4,749	4,749
Proceeds receivable from sale of real estate (1)	6,977	6,977

Real estate assets sold (1)	(12,095)	(12,095)
Assets sold, net of retained minority investment (2)	847	(7,891)
Initial and subsequent lease payments for real estate option (1)	195	(3,201)
Goodwill related to sales of Company Drive-Ins	—	(966)
Deferred gain for real estate option (3)	141	(899)
Gain (loss) on assets held for sale	—	(65)
Refranchising initiative gains (losses), net	$814	$6,645
_______________

(1)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which included an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, because the exercise of this option could occur at any time within 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option was applied as the initial minimum lease payment for the real estate. The franchisee initiated exercise of a portion of the option during the third fiscal quarter, resulting in a loss of $0.4 million. A portion of the proceeds were received subsequent to the end of the quarter. Until the option is fully exercised, the franchisee is making monthly lease payments which totaled $0.2 million for the third fiscal quarter, net of sub-lease expense, and is included in other operating income.

(2)	Net assets sold consisted primarily of equipment. During the third quarter of fiscal year 2017, the Company made an adjustment to retained minority investment.

(3)
The deferred gain of $0.9 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee in the second quarter of fiscal year 2017. The deferred gain will continue to be amortized into income through January 2020 when the option becomes exercisable.

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

Systemwide Performance ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016

Increase (decrease) in total sales	(0.5)%	3.3%	(2.5)%	5.3%

Systemwide drive-ins in operation(1):
Total at beginning of period	3,562	3,528	3,557	3,526
Opened	15	16	39	34
Closed (net of re-openings)	(6)	(1)	(25)	(17)
Total at end of period	3,571	3,543	3,571	3,543

Average sales per drive-in	$346	$347	$907	$933

Change in same-store sales(2)	(1.2)%	2.0%	(3.3)%	4.4%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Three months ended May 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Company Drive-In sales	$72,062	$115,143	$(43,081)	(37.4)%
Franchise Drive-Ins:
Franchise royalties	47,890	46,296	1,594	3.4%
Franchise fees	330	391	(61)	(15.6)%
Lease revenue	2,418	2,141	277	12.9%
Other	1,290	1,268	22	1.7%
Total revenues	$123,990	$165,239	$(41,249)	(25.0)%
໿

	Nine months ended May 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Company Drive-In sales	$223,500	$314,339	$(90,839)	(28.9)%
Franchise Drive-Ins:
Franchise royalties	121,910	121,565	345	0.3%
Franchise fees	777	1,091	(314)	(28.8)%
Lease revenue	5,474	5,132	342	6.7%
Other	2,038	2,075	(37)	(1.8)%
Total revenues	$353,699	$444,202	$(90,503)	(20.4)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
Company Drive-In sales	$72,062	$115,143	$223,500	$314,339
Percentage increase (decrease)	(37.4)%	(2.7)%	(28.9)%	1.1%

Company Drive-Ins in operation(1):
Total at beginning of period	233	375	345	387
Opened	2	—	3	—
Sold to franchisees	(5)	—	(115)	(9)
Closed (net of re-openings)	—	—	(3)	(3)
Total at end of period	230	375	230	375

Average sales per Company Drive-In	$312	$307	$818	$829

Change in same-store sales(2)	(3.2)%	0.9%	(4.7)%	3.6%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 3.2% for the third quarter and 4.7% for the first nine months of fiscal year 2017, as compared to an increase of 0.9% and 3.6%, respectively, for the same periods last year, reflecting a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $43.1 million during the third quarter and $90.8 million during the first nine months of fiscal year 2017 as compared to the same periods last year. The decrease in Company Drive-In sales in the third quarter and first nine months of fiscal year 2017 is primarily due to the decrease of more than 130 Company Drive-Ins resulting from their sale to franchisees under the refranchising initiative. Associated sales declines related to those divestitures for the third quarter and first nine months of fiscal year 2017 are $40.6 million and $77.7 million, respectively. The decrease in same-store sales resulted in sales declines for those same periods of $2.3 million and $10.9 million, respectively.

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

Franchise Information ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2017	2016	2017	2016
Franchise Drive-In sales	$1,145,042	$1,107,725	$2,971,775	$2,963,155
Percentage increase	3.4%	4.0%	0.3%	5.7%

Franchise Drive-Ins in operation(1):
Total at beginning of period	3,329	3,153	3,212	3,139
Opened	13	16	36	34
Acquired from the company	5	—	115	9
Closed (net of re-openings)	(6)	(1)	(22)	(14)
Total at end of period	3,341	3,168	3,341	3,168

Average sales per Franchise Drive-In	348	352	915	945

Change in same-store sales(2)	(1.1)%	2.1%	(3.2)%	4.5%

Franchising revenues(3)	$50,638	$48,828	$128,161	$127,788
Percentage increase	3.7%	7.9%	0.3%	8.3%

Effective royalty rate(4)	4.18%	4.18%	4.10%	4.10%
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

Same-store sales for Franchise Drive-Ins decreased 1.1% for the third quarter and 3.2% for the first nine months of fiscal year 2017 as compared to an increase of 2.1% and 4.5%, respectively, for the same periods last year, reflecting a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues increased $1.8 million, or 3.7%, for the third quarter and $0.4 million, or 0.3%, for the first nine months of fiscal year 2017, compared to the same periods last year.  Franchise royalties were positively impacted by an increase in royalties related to franchisee acquisitions of Company Drive-ins and net new unit growth, partially offset by the decrease in same-store sales.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended May 31,		Percentage Points Increase (Decrease)
	2017	2016
Costs and expenses
Company Drive-Ins:
Food and packaging	26.9%	27.9%	(1.0)
Payroll and other employee benefits	35.5	34.7	0.8
Other operating expenses	19.2	19.4	(0.2)
Cost of Company Drive-In sales	81.6%	82.0%	(0.4)

	Nine months ended May 31,		Percentage Points Increase (Decrease)
	2017	2016
Costs and expenses
Company Drive-Ins:
Food and packaging	27.3%	27.8%	(0.5)
Payroll and other employee benefits	37.0	35.5	1.5
Other operating expenses	21.3	20.8	0.5
Cost of Company Drive-In sales	85.6%	84.1%	1.5

Drive-in level margins at Company Drive-Ins were favorable by 40 basis points during the third quarter and unfavorable by 150 basis points during the first nine months of fiscal year 2017, primarily driven by the de-leveraging impact of same-store sales to payroll and other employee benefits and other operating expenses.  Food and packaging costs were favorable by 100 basis points during the third quarter and 50 basis points during the first nine months of fiscal year 2017 as a result of a favorable commodity cost environment.  Payroll and other employee benefits were unfavorable by 80 basis points for the third quarter and 150 basis points during the first nine months of fiscal year 2017, reflecting the de-leveraging impact of same-store sales. Other operating expenses were favorable by 20 basis points during the third quarter and unfavorable by 50 basis points during the first nine months of fiscal year 2017, driven by the de-leveraging impact of same-store sales and the year-to-date impact of fees paid to the BTF.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $0.1 million, or 0.7%, to $20.8 million for the third quarter and decreased $3.5 million, or 5.7%, to $58.8 million for the first nine months of fiscal year 2017, as compared to the same periods last year.  The decrease is primarily related to lower variable compensation related to operating performance.

Depreciation and Amortization.  Depreciation and amortization decreased $1.9 million, or 16.5%, in the third quarter to $9.5 million and $3.9 million, or 11.7%, to $29.5 million for the first nine months of fiscal year 2017, as compared to the same periods last year.  This decrease is primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in Company assets related to the refranchising of certain Company Drive-Ins in the fourth quarter of fiscal year 2016 and the first half of fiscal year 2017.

Net Interest Expense.  Net interest expense decreased $8.4 million, or 54.4%, to $7.0 million for the third quarter and $7.2 million, or 25.8%, to $20.7 million for the first nine months of fiscal year 2017, as compared to the same periods last year.  The decrease is due to the $8.8 million loss from the early extinguishment of debt that occurred in the third quarter of fiscal year 2016, attributable to our 2016 debt financing transaction, and a lower weighted-average interest rate, partially offset by an increased interest expense related to the increase in the long-term debt balance. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 34.0% for the third quarter of fiscal 2017 as compared to 34.6% for the same period in fiscal year 2016. The provision for income taxes reflects an effective tax rate of 33.5% for the first nine months of fiscal year 2017 compared to 34.8% for the same period in 2016. The lower effective income tax rate for the first nine months of fiscal year 2017 was due primarily to the recognition of excess tax benefits related to stock option exercises due to the early adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” in the first quarter of fiscal year 2017. Excess tax benefits recognized as a component of the provision for income taxes in our condensed consolidated statements of income were negligible in the first quarter of fiscal year 2017 and $0.7 million and $0.1 million in the second and third quarters of fiscal year 2017, respectively. Please refer to the "Recently Adopted Accounting Pronouncements" section of note 1 - Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for details regarding the adoption of this standard. The decrease in tax rate for the first nine months of fiscal year 2017 was partially offset by the favorable impact of the retroactive reinstatement of the Work Opportunity Tax Credit in the second quarter of fiscal year 2016. Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Non-GAAP Adjustments. Excluding the non-GAAP adjustments further described below, net income for the third quarter of fiscal year 2017 would have decreased 13% and diluted earnings per share for the quarter would have been flat. Excluding the non-GAAP adjustments further described below, net income and diluted earnings per share for the first nine months of fiscal year 2017 would have decreased 15% and 5%, respectively.

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

(In thousands, except per share amounts)

	Three months ended May 31, 2017		Three months ended May 31, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$18,751	$0.44	$15,353	$0.31
Net gain on refranchising transactions (1)	(814)	(0.02)	—	—
Tax impact on refranchising transactions (2)	396	0.01	—	—
Loss from early extinguishment of debt	—	—	8,750	0.18
Tax impact on debt extinguishment (3)	—	—	(3,027)	(0.06)
Adjusted - Non-GAAP	$18,333	$0.43	$21,076	$0.43
________________

(1)
During the third quarter of fiscal year 2017, we made adjustments of $0.8 million to the retained minority investment related to the refranchising transactions that occurred in the first six months of the fiscal year. Additionally, we recorded a net loss as a franchisee initiated exercise of an option to purchase real estate related to a first quarter refranchising transaction, which was offset by amortization of the deferred gain recorded for a second quarter refranchising transaction.

(2)	Tax impact during the period at an adjusted effective tax rate of 48.7%.

(3)	Tax impact during the period at an effective tax rate of 34.6%.
໿

	Nine months ended May 31, 2017		Nine months ended May 31, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$42,832	$0.96	$38,630	$0.77
Net gain on refranchising transactions (1)	(6,645)	(0.15)	—	—
Tax impact on refranchising transactions (2)	2,501	0.05	—	—
Gain on sale of investment in refranchised drive-in operations (3)	(3,795)	(0.08)	—	—
Tax impact on sale of investment in refranchised drive-in operations (4)	1,350	0.03	—	—
Loss from early extinguishment of debt	—	—	8,750	0.18
Tax impact on debt extinguishment (5)	—	—	(3,027)	(0.06)
Gain on sale of real estate	—	—	(1,875)	(0.04)
Tax impact on real estate sale (6)	—	—	664	0.01
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	—	—	(585)	(0.01)
Adjusted - Non-GAAP	$36,243	$0.81	$42,557	$0.85
________________

(1)
During the first quarter of fiscal year 2017, we completed two transactions to refranchise the operations of 56 Company Drive-Ins. Of the proceeds, $3.8 million was applied as the initial lease payment for an option to purchase the real estate within 24 months. The franchisee initiated exercise of a portion of the option during the third fiscal quarter, resulting in a loss of $0.4 million. Until the option is fully exercised, the franchisee is making monthly lease payments which totaled $0.6 million for the fiscal year-to-date, net of sub-lease expense. During the second quarter of fiscal year 2017, we completed transactions to refranchise the operations of 54 Company Drive-Ins, one of which resulted in a gain of $7.8 million and another in a loss of $1.4 million. The loss transaction reflects a deferred gain of $0.9 million as a result of a real estate purchase option extended to the franchisee. The deferred gain is being amortized into income through January 2020 when the option becomes exercisable. During the third quarter of fiscal year 2017, we made adjustments of $0.8 million to the retained minority investment related to the refranchising transactions that occurred in the first six months of the fiscal year.

(2)
Combined tax impact at an effective tax rate of 35.6% during the first quarter of fiscal year 2017 and at adjusted effective tax rates of 36.0% and 48.7% during the second and third quarters of fiscal year 2017, respectively.

(3)
Gain on sale of investment in refranchised drive-in operations is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the condensed consolidated statements of income.

(4)	Tax impact during the period at an adjusted effective tax rate of 35.6%.

(5)	Tax impact during the period at an effective tax rate of 34.6%.

(6)	Tax impact during the period at an adjusted effective tax rate of 35.4%.
Financial Position

Total assets decreased $84.9 million, or 13.1%, to $563.8 million during the first nine months of fiscal year 2017 from $648.7 million at the end of fiscal year 2016.  The decrease in total assets was driven by a decrease in cash and cash equivalents, which reflects the purchases of common stock and payment of dividends during the period, offset by cash generated from operating activities and proceeds from refranchising transactions. Total assets were further impacted by a decrease in net property, equipment and capital leases, primarily driven by refranchising transactions, as well as depreciation and assets sold that were recorded as held for sale at the end of fiscal year 2016. These were partially offset by purchases of property, equipment and technology.

Total liabilities increased $12.7 million, or 1.8%, to $737.0 million during the first nine months of fiscal year 2017 from $724.3 million at the end of fiscal year 2016.  The increase was primarily attributable to the $34.0 million balance from borrowing on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the "2016 Variable Funding Notes"). This was partially offset by a decrease of $11.6 million in accrued liabilities, which is mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2016.

Total stockholders’ deficit increased $97.5 million, or 128.8%, to a deficit of $173.1 million during the first nine months of fiscal year 2017 from a deficit of $75.6 million at the end of fiscal year 2016.  This increase was primarily attributable to $127.7 million in purchases of common stock during the first nine months of the fiscal year and the payment of $18.5 million in dividends, partially offset by current-year earnings of $42.8 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $28.1 million to $50.1 million for the first nine months of fiscal year 2017 as compared to $78.2 million for the same period in fiscal year 2016.  The change was driven by a decrease of $13.5 million in net income excluding the non-cash items for gain on disposition of assets and loss from early extinguishment of debt. Operating cash flow was also impacted by the timing of payments for operational, payroll and tax transactions, as well as higher incentive compensation paid this fiscal year compared to the prior year.

Investing Cash Flows.  Net cash provided by investing activities was $44.2 million for the first nine months of fiscal year 2017 as compared to net cash used in investing activities of $15.4 million for the same period in fiscal year 2016.  The increase in cash provided by investing activities was driven by an increase of $49.7 million in proceeds from the sale of assets. This increase was partially a result of $24.8 million in proceeds for store operations and real estate sold to franchisees as part of the current refranchising initiative. We also received $23.7 million in proceeds from the sale of real estate and $8.4 million in proceeds from the sale of a minority investment, both related to previous refranchising initiatives. In addition, we received $4.9 million from franchisees on short-term financing notes and $2.5 million in repayment of notes extended in fiscal year 2016 related to the establishment of the Brand Technology Fund. These proceeds were offset by increased investments in property and equipment compared to the same period last year, mainly due to an $8.8 million increase in investment in rebuilds, relocations and remodels of existing drive-ins.

The table below outlines our use of cash in millions for investments in property and equipment for the first nine months of fiscal year 2017:

Rebuilds, relocations and remodels of existing drive-ins	$14.3
Brand technology investments	11.1
Newly constructed drive-ins leased or sold to franchisees	4.5
Newly constructed Company Drive-Ins	3.4
Purchase and replacement of equipment and technology	3.8
Total investments in property and equipment	$37.1

Financing Cash Flows.  Net cash used in financing activities increased $123.7 million to $114.3 million for the first nine months of fiscal year 2017, as compared to net cash provided of $9.4 million for the same period in fiscal year 2016.  The prior-year period included net borrowings of $142.0 million, offset by debt extinguishment costs of $18.3 million related to the debt financing transaction that occurred in the third quarter of fiscal year 2016, compared to net borrowings of $32.6 million on the 2016 Variable Funding Notes in the current-year period. Additionally, purchases of treasury stock increased by $16.8 million. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2016.

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

Share repurchases may be made from time to time in the open market or otherwise.  The share repurchase program may be extended, modified, suspended or discontinued at any time. During the first nine months of fiscal year 2017, approximately 4.9 million shares were repurchased for a total cost of $127.7 million, resulting in an average price per share of $25.95.

As of May 31, 2017, our total cash balance of $63.3 million ($52.1 million of unrestricted and $11.2 million of restricted cash balances) reflected the impact of the cash generated from operating activities, refranchising proceeds, 2016 Variable Funding Notes borrowing proceeds, cash used for share repurchases, debt payments, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes, will meet our needs for the foreseeable future.

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

New Accounting Pronouncements

For a description of new accounting pronouncements, see note 1 - Basis of Presentation, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.
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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal year 2017 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
March 1, 2017 through March 31, 2017	722	$23.86	722	$58,157
April 1, 2017 through April 30, 2017	227	25.57	227	52,351
May 1, 2017 through May 31, 2017	249	28.54	249	45,249
Total	1,198		1,198
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

Date:  June 30, 2017

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