Form 10-K
period 2017-08-31
SONIC CORP
filed 2017-10-27
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2017

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

As of February 28, 2017, the aggregate market value of the 41,193,789 shares of common stock of the Company held by non-affiliates of the Company equaled $1,041,378,896 based on the closing sales price for the common stock as reported for that date.

As of October 13, 2017, the Registrant had 40,250,461 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the definitive proxy statement which the Registrant will file with the Securities and Exchange Commission no later than 120 days after August 31, 2017.

FORM 10-K OF SONIC CORP.

FORM 10-K
SONIC CORP.
PART I
Item 1.  Business

Overview

Sonic Corp., through its subsidiaries, operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2017, the Sonic system included 3,593 Sonic Drive-Ins in 45 states of which 3,365 were owned and operated by franchisees (“Franchise Drive-Ins”) and 228 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”).

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

Menu

Sonic maintains a highly diverse menu.  The menu strategy is to provide a broad range of items that appeal to target customer segments across different day-parts.  The menu includes a variety of traditional and healthier choices as well as creative and fun items.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order cheeseburgers, chicken entrees ranging from sandwiches to boneless wings, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter-pound coneys, hand-made onion rings and tater tots.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.

Strategy

Sonic’s strategy is to deliver a differentiated and high quality customer service experience. The key elements of our strategy are:

•	A distinctive drive-in concept focusing on a unique menu of quality, made-to-order food products including several signature items and innovative technology;

•	A commitment to customer service featuring the quick delivery of food by friendly carhops;

•	Integrated national marketing programs across media channels, including broadcast, digital and mobile; and

•	A commitment to strong franchisee relationships.

Sonic’s brand growth strategies include the following:

•	Same-store sales growth;

•	Improved performance of Company Drive-Ins, including consistent operations execution and restaurant-level margins; and

•	Expansion of Sonic Drive-Ins.

Expansion

During fiscal year 2017, we opened 66 Sonic Drive-Ins, which consisted of 63 Franchise Drive-Ins and three Company Drive-Ins. Expansion plans for fiscal year 2018 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and existing franchisees.  We believe that our existing as well as newly opened markets offer significant growth opportunities over the long term.

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

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 3 under Franchise Program -Franchise Advisory Council.) Funding for our marketing plan is provided by the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.  The System Marketing Fund primarily focuses on purchasing advertising on national cable and broadcast networks and other national media, sponsorship and brand enhancement opportunities.  The Sonic Brand Fund supports national media production as well as other programs designed to promote or enhance the Sonic brand. Our license agreements require advertising contributions of up to 5.9% of sales to these marketing funds and local advertising cooperatives.

Purchasing

We negotiate with suppliers for primary food products and packaging supplies for the system and seek competitive bids from suppliers on many of our food and packaging items.  Approved suppliers of those products are required to adhere to our established product and food safety specifications.  Suppliers manufacture several key products for Sonic under private label and sell them to authorized distributors for resale to Sonic Drive-Ins.  All Sonic Drive-Ins are required to purchase from approved distributors.

Food Safety and Quality Assurance

To ensure the consistent delivery of safe, high-quality food, we created a food safety and quality assurance program.  Sonic’s food safety program promotes the quality and safety of all products and procedures utilized by all Sonic Drive-Ins and provides certain requirements that must be adhered to by all suppliers, distributors and Sonic Drive-Ins.  Our comprehensive, restaurant-based food safety program is called Sonic Safe.  Sonic Safe is a risk-based system that utilizes Hazard Analysis & Critical Control Points (“HACCP”) principles for managing food safety and quality.  Our food safety program includes components to monitor and ensure the safety and quality of Sonic’s products and procedures at every stage of the food preparation and production cycle including, but not limited to, employee training, supplier product inspections and testing and unannounced drive-in food safety audits by independent third parties.  All Sonic Drive-In employees are required to receive food safety training, utilizing an internal training program.  This program includes specific training on food safety information and requirements for every station in the drive-in.  We also require our drive-in managers and assistant managers to pass and maintain the ServSafe® certification.  ServSafe® is the most recognized food safety training certification in the restaurant industry.

Information Systems

Sonic Drive-Ins are equipped with information technology systems including point-of-sale systems and operational tools for sales, labor and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving sales and profit margins and accumulating marketing information.  We are also making strategic investments in customer facing digital technologies, including interactive menu boards, a multi-functional mobile application and electronic payment at the stall to enhance the customer’s experience and drive sales.  We have further invested in new point-of-sale systems. Our license agreements require a technology contribution of approximately .25% of sales to the Brand Technology Fund (“BTF”), which was established in the third quarter of fiscal year 2016 and administers cybersecurity and other technology programs for the Sonic system.

Franchise Program

General.  As of August 31, 2017, we had 3,365 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchise groups have developed during the Sonic system’s more than 60 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins either through development agreements or single-site development.  Our franchisees opened 63 drive-ins during fiscal year 2017.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of sales on a graduated percentage basis and a 20-year term.  For fiscal year 2017, Sonic’s average royalty rate was 4.12%.  The franchisee also pays advertising fees of up to 5.9% of sales and a technology fee of approximately 0.25% of sales.

Development Agreements.  We use single and multiple unit development agreements for opening new drive-ins.  During fiscal year 2017, almost all of our new Franchise Drive-In openings occurred as a result of existing development agreements.  Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.  Franchisees who enter into development agreements typically pay a fee, which is credited against franchise fees due when Sonic Drive-Ins are opened in the future.  Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, new products, operations, profitability, technology and training.  The Franchise Advisory Council currently consists of 26 members selected by Sonic.  We have seven executive committee members who are selected at large and 19 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 58 members who generally serve three-year terms and provide support on individual key priorities.

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

	2017	2016	2015	2014	2013
Average sales per Franchise Drive-In	$1,260	$1,301	$1,261	$1,170	$1,125
(In thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,212	3,139	3,127	3,126	3,147
New Franchise Drive-Ins	63	52	38	37	25
Sold to the Company	—	—	(3)	—	(1)
Purchased from the Company	117	38	9	7	—
Closed (net of re-openings)	(27)	(17)	(32)	(43)	(45)
Total open at end of year	3,365	3,212	3,139	3,127	3,126

Company Operations

Management Structure.  A typical Company Drive-In is operated by a manager, two to four assistant managers and approximately 25 hourly employees, some of whom work part-time.  The manager has responsibility for the day-to-day operations of the Company Drive-In.  Supervisors oversee several Company Drive-Ins and supervise the managers of those drive-ins.  The employee compensation program at Company Drive-Ins for managers and supervisors is comprised of a guaranteed base compensation with additional incentive compensation based on customer satisfaction, employee turnover and drive-in level financial performance.

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

	2017	2016	2015	2014	2013
Average sales per Company Drive-In	$1,134	$1,142	$1,116	$1,043	$990
(In thousands)
Number of Company Drive-Ins:
Total open at beginning of year	345	387	391	396	409
New Company Drive-Ins	3	1	3	3	2
Purchased from franchisees	—	—	3	—	1
Sold to franchisees	(117)	(38)	(9)	(7)	—
Closed (net of re-openings)	(3)	(5)	(1)	(1)	(16)
Total open at end of year	228	345	387	391	396

Competition

We compete in the restaurant industry, specifically in the segment known as quick-service restaurants (“QSR”), which is highly competitive in terms of price, service, location and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics and traffic patterns.  We compete on the basis of distinctive food and service with signature food items, friendly carhops and the method of food preparation (made-to-order and personalized).  Our drive-in format combined with the quality of service, featuring Sonic carhops, constitutes one of our primary marketable points of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our sales and earnings results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of colder and more volatile weather in the locations of a number of Sonic Drive-Ins.

Employees

As of August 31, 2017, we had 373 full-time corporate employees and approximately 5,800 full-time and part-time employees at Company Drive-Ins.  None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2017, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

The restaurant industry is intensely competitive with respect to price, service, location, personnel, dietary trends, including nutritional content of quick-service foods, and quality of food and is often affected by changes in consumer tastes and preferences, economic conditions, population and traffic patterns.  We compete with international, regional and local restaurants, some of which operate more restaurants and have greater financial resources.  We compete primarily through the quality, price, variety and value of food products offered and our distinctive service experience.  Other key competitive factors include the number and location of restaurants, speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs and new product development by us and our competitors.  We cannot ensure that we will compete successfully in the restaurant industry on these factors.  In addition, some of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage.  Our system also competes within the QSR industry not only for customers but also for management and hourly employees, suitable real estate sites and qualified franchisees.

Changing dietary preferences may cause consumers to avoid our products in favor of alternative foods.

The restaurant industry is affected by consumer preferences and perceptions.  Although we monitor these changing preferences and strive to adapt to meet changing consumer needs, the growth of our brand and, ultimately, system sales depend on the sustained demand for our products.  If dietary preferences and perceptions cause consumers to avoid certain products offered by Sonic Drive-Ins in favor of different foods, demand for our products may be reduced and our business could be harmed.

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

The Company employs securitized financing in the form of fixed rate notes and variable rate notes.  As of August 31, 2017, we had two outstanding series of fixed rate notes:  1) $155.2 million in debt including accrued interest at an interest rate of 3.75%, with an anticipated repayment date of July 2020, and 2) $423.0 million in debt including accrued interest at an interest rate of 4.47%, with an anticipated repayment date of May 2023.  In addition, as of August 31, 2017, we had $60.1 million in debt including accrued interest under the variable rate notes.  Interest on the variable notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  The variable rate notes have an anticipated repayment date of May 2021, with two one-year options available under certain conditions.  We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

We have implemented various aspects of the Affordable Care Act in our business, and the law or other related requirements may change.  There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Security breaches involving our systems or those of our franchisees or third-party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers and other bad actors. Our technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents, or the reporting of such incidents whether accurate or not, could result in adverse publicity, loss of consumer confidence, increased costs, reduced sales and profits and criminal penalties or civil liabilities.

As further described below, the Company is investigating a payment card breach experienced at some Sonic Drive-In locations. On October 4, 2017, we issued a public statement notifying guests that we had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. Upon first becoming aware of the incident, we immediately contacted law enforcement and began working with them to investigate the matter. At the same time, we immediately launched our own investigation with the help of experienced third-party forensics firms. Our investigation is ongoing, and we continue to work closely with experienced forensics firms and law enforcement officials to further investigate the matter.

We have incurred and in the future may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

A significant portion of our restaurant sales are by credit or debit cards. On October 4, 2017, we issued a public statement notifying guests that we had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. We may ultimately be subject to losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses, and card replacement costs, as well as fines and penalties issued by payment card companies in connection with the payment card breach. In addition to claims by payment card companies with respect to the payment card breach, we are the defendant in purported class action lawsuits, alleging that we negligently failed to provide adequate security to protect the payment card information of the plaintiffs, causing those individuals to suffer financial losses (the “Litigation”). We may also be subject to fines and penalties imposed by state and/or federal regulators relating to or arising out of the payment card breach. It is possible that losses associated with the payment card breach, including losses associated with the Litigation, could have a material adverse effect on our results of operations in future periods.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to further lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding arising from the payment card breach could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other domestic or international conflicts, public health issues, including health epidemics or pandemics, and natural disasters such as hurricanes, earthquakes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers or result in political or economic instability.  These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers.
Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Of the 228 Company Drive-Ins operating as of August 31, 2017, we operated 98 of them on property leased from third parties and 130 of them on property we own.  The leases expire on dates ranging from 2018 to 2037, with the majority of the third-party leases providing for renewal options.  All third-party leases provide for specified monthly rental payments and/or rentals based on sales volume.  Most third-party leases require Sonic to maintain the property and pay the cost of insurance and taxes.

We also own and lease 135 properties and sublease 53 properties to franchisees and other parties.  These leases with franchisees and other parties expire on dates ranging from 2018 to 2032, with the majority of the leases providing for renewal options.  The majority of the leases and subleases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

Our corporate headquarters is located in Oklahoma City.  We have an existing lease to occupy approximately 96,300 square feet.  This lease expires in November 2023 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.
Item 3.  Legal Proceedings

On October 4, 2017, the Company issued a public statement notifying guests that it had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. The Company’s investigation is ongoing, and the Company continues to work closely with experienced third-party forensics firms and law enforcement officials to further investigate the matter. The Company was named as a defendant in three purported class action complaints in the United States District Court for the Western District of Oklahoma filed on September 27, 2017, September 29, 2017 and October 2, 2017, respectively, one purported class action complaint in the District of Oregon filed on September 27, 2017 and one purported class action complaint in the District of Nevada filed on September 28, 2017 (collectively, the “Litigation”), all of which assert various claims related to the Company’s alleged failure to safeguard customer credit card information. The plaintiffs in the Litigation seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Company believes it has meritorious defenses to these actions and intends to vigorously oppose the claims asserted in the complaints. We cannot reasonably estimate the range of potential losses that may be associated with the Litigation because of the early stage of each lawsuit. We also cannot assure you that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, we currently believe it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the Litigation, will be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

The Company is involved in various other legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all such other claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.
Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since
Clifford Hudson	62	Chairman of the Board of Directors and Chief Executive Officer	1985

Claudia S. San Pedro	48	Executive Vice President and Chief Financial Officer	2007

John H. Budd III	50	Executive Vice President and Chief Development and Strategy Officer	2013

Jose A. Dueñas	45	Executive Vice President and Chief Brand Officer	2017

Christina D. Vaughan	42	President of Sonic Restaurants, Inc.	2017

Paige S. Bass	48	Senior Vice President, General Counsel and Assistant Corporate Secretary	2007

E. Edward Saroch	60	Senior Vice President of Franchise Relations	2017

Lori Abou Habib	37	Vice President and Chief Marketing Officer	2017

Michelle E. Britten	50	Vice President and Chief Accounting Officer	2012

Carolyn C. Cummins	59	Vice President of Compliance and Corporate Secretary	2004

Corey R. Horsch	39	Vice President of Investor Relations and Treasurer	2015

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995 and as its President since March 2017. He also served as President from April 1995 to January 2000 and reassumed that position from November 2004 until May 2008 and again in April 2013 to January 2016. He has served in various other offices with the Company since 1984. Mr. Hudson has served as a Director of the Company since 1993. He has served on the Board of Trustees of the Ford Foundation since January 2006.

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

Jose A. Duen͂as has served as Executive Vice President and Chief Brand Officer since August 2017. Mr. Duen͂as served as Executive Vice President and Chief Marketing Officer for Olive Garden, Darden Restaurants, Inc., from November 2014 to August 2017, and was its Senior Vice President of Brand Marketing from June 2012 to October 2014. Mr. Duen͂as served in several progressive positions with Kellogg Company from September 1995 to May 2012, the most recent of which was Vice President and General Manager of the toaster pastries business.

Christina D. Vaughan has served as President of Sonic Restaurants, Inc. since January 2017. She served as Vice President of Market Strategies for the Company from November 2012 until July 2015, and Vice President of Franchise Operations for the Company from August 2015 to December 2016. Ms. Vaughan held various positions of increasing responsibility from the time she first joined the Company as a field marketing representative in September 2002 until November 2012.

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

E. Edward Saroch has served as Senior Vice President of Franchise Relations since January 2013 and was Senior Vice President of Field Services - West Region from November 2011 until January 2013. Mr. Saroch was the Senior Vice President of East Markets from September 2010 until November 2011. Mr. Saroch joined the Company in October 1995.

Lori I. Abou Habib has served as Vice President and Chief Marketing Officer since August 2017 and served as a Vice President in marketing roles for the Company from January 2016 until August 2017. She held various marketing roles of increasing responsibility from 2007 when she joined Sonic until she became Vice President of Local Relationship Marketing in January 2016.

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

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The Company’s common stock trades on NASDAQ under the symbol “SONC.”  In August 2014, the Company initiated a quarterly cash dividend program with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Subsequent to the end of fiscal year 2017, the Company declared a quarterly dividend of $0.16 per share of common stock to be paid to stockholders of record as of the close of business on November 8, 2017, with a payment date of November 17, 2017. The following table sets forth the high and low sales price for the Company’s common stock as reported on NASDAQ and the dividends declared and paid during the period indicated.

	Sales Price				Dividends Declared and Paid
	Fiscal year ended		Fiscal year ended		Fiscal year ended
	August 31, 2017		August 31, 2016		August 31,
	High	Low	High	Low	2017	2016
First Quarter	$28.87	$21.12	$29.99	$22.72	$0.14	$0.11
Second Quarter	28.60	24.57	33.18	24.91	0.14	0.11
Third Quarter	29.44	22.50	36.34	28.80	0.14	0.11
Fourth Quarter	30.05	22.66	30.91	26.17	0.14	0.11

The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Stockholders

As of October 13, 2017, the Company had 598 record holders of its common stock.

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal year 2017 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
June 1, 2017 through June 30, 2017	250	$28.42	250	$38,157
July 1, 2017 through July 31, 2017	695	25.36	695	20,523
August 1, 2017 through August 31, 2017	862	23.80	862	160,000
Total	1,807		1,807
_______________

(1)
The Board of Directors extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155 million of the Company’s outstanding shares of common stock through August 2017. In October 2016, the Board of Directors increased the authorization by $40 million. In August 2017, the Board of Directors further extended the share repurchase program, authorizing the purchase of up to an additional $160 million of the Company’s outstanding shares of common stock through August 2018. Share repurchases will be made from time to time in the open market or otherwise, including through an accelerated share repurchase program (“ASR”), under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

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

Selected Financial Data (In thousands, except per share data)

	Fiscal year ended August 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Company Drive-In sales	$296,101	$425,795	$436,031	$405,363	$402,296
Franchise Drive-Ins:
Franchise royalties and fees	170,527	170,319	161,342	138,416	130,737
Lease revenue	7,436	7,459	5,583	4,291	4,785
Other	3,203	2,747	3,133	4,279	4,767
Total revenues	477,267	606,320	606,089	552,349	542,585
Cost of Company Drive-In sales	249,911	356,820	363,938	342,109	343,209
Selling, general and administrative	78,687	82,089	79,336	69,415	66,022
Depreciation and amortization	39,248	44,418	45,892	42,210	40,387
Provision for impairment of long-lived assets	1,140	232	1,440	114	1,776
Other operating (income) expense, net	(14,994)	(4,691)	(945)	(176)	1,943
Total expenses	353,992	478,868	489,661	453,672	453,337
Income from operations	123,275	127,452	116,428	98,677	89,248
Interest expense, net (1)	27,808	34,948	24,706	24,913	32,949
Income before income taxes	95,467	92,504	91,722	73,764	56,299
Net income	$63,663	$64,067	$64,485	$47,916	$36,701

Income per share:
Basic	$1.47	$1.32	$1.23	$0.87	$0.65
Diluted	$1.45	$1.29	$1.20	$0.85	$0.64
Weighted average shares used in calculation:
Basic	43,306	48,703	52,572	55,164	56,384
Diluted	44,043	49,669	53,953	56,619	57,191

Cash dividends declared per common share (2)	$0.56	$0.44	$0.27	$0.09	$—

Balance Sheet Data:
Working capital	$30,568	$62,994	$(2,383)	$16,201	$67,792
Property, equipment and capital leases, net	312,380	392,380	421,406	441,969	399,661
Total assets	561,744	648,661	620,024	650,972	660,794
Obligations under capital leases (including current portion)	19,631	21,064	24,440	26,743	26,864
Long-term debt (including current portion)	637,521	578,938	438,028	437,318	447,294
Stockholders’ equity (deficit)	(201,758)	(75,643)	17,433	62,675	77,464
_______________

(1)	Includes net loss from early extinguishment of debt of $8.8 million and $4.4 million for fiscal years 2016 and 2013, respectively.

(2)	The first quarter dividend for fiscal year 2015 was declared in the fourth quarter of fiscal year 2014.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2017, the Sonic system was comprised of 3,593 drive-ins, of which 6% were Company Drive-Ins and 94% were Franchise Drive-Ins.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order cheeseburgers, chicken entrees ranging from sandwiches to boneless wings, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-made onion rings and tater tots.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  Our Company Drive-In revenues and cost of sales, as well as franchise royalties and fees, are directly affected by the number and sales volume of drive-ins and new drive-in openings.

Overview of Business Performance.    System same-store sales decreased 3.3% during fiscal year 2017 as compared to an increase of 2.6% for fiscal year 2016.  Same-store sales at Company Drive-Ins decreased by 4.7% during fiscal year 2017 as compared to an increase of 1.7% for fiscal year 2016.  The same-store sales decreases reflect a decline in traffic, driven by sluggish consumer spending in the restaurant industry and aggressive competitive activity. We continue to execute on our long-term strategies, including new technology, people initiatives, product innovation, personalized service, targeted value promotions and our fully integrated media strategy.  All of these initiatives fuel Sonic’s growth strategy, which incorporates same-store sales growth, new drive-in development and deployment of cash.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $477.3 million for fiscal year 2017 from $606.3 million for fiscal year 2016, which was primarily due to a decrease in Company Drive-In sales of $129.7 million.  The decrease in Company Drive-In sales was primarily a result of refranchising 110 Company Drive-Ins. To a lesser extent, the decline in revenues is also attributed to decreased same-store sales.  Restaurant margins at Company Drive-Ins were unfavorable by 60 basis points during fiscal year 2017, reflecting the de-leveraging impact of declining same-store sales and rising labor costs, partially offset by moderate commodity cost improvement and the impact of refranchising underperforming drive-ins.

Net income and diluted earnings per share for fiscal year 2017 were $63.7 million and $1.45, respectively, as compared to net income of $64.1 million or $1.29 per diluted share for fiscal year 2016.

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

During fiscal year 2017, the Company completed transactions to refranchise the operations of 110 Company Drive-Ins and retained a non-controlling minority investment in 106 of these refranchised drive-ins. The Company completed the refranchising initiative in the second quarter of fiscal year 2017. All subsequent sales of Company Drive-Ins are considered normal course of business.

Income from minority investments is included in other revenue on the consolidated statements of income. The gains and losses below associated with refranchised drive-ins are recorded in other operating income, net, on the consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

	Fiscal year ended August 31,
	2017	2016
Number of refranchised Company Drive-Ins	110	29

Proceeds from sales of Company Drive-Ins	$20,036	$3,568
Proceeds from sale of real estate (1)	11,726	—

Real estate assets sold (1)	(12,095)	(2,402)
Assets sold, net of retained minority investment (2)	(7,891)	—
Initial and subsequent lease payments for real estate option (1)	(3,178)	—
Goodwill related to sales of Company Drive-Ins	(966)	(194)
Deferred gain for real estate option (3)	(809)	—
Loss on assets held for sale	(65)	—
Refranchising initiative gains, net	$6,758	$972
_______________

(1)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which included an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, because the exercise of this option could occur at any time within 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option was applied as the initial minimum lease payment for the real estate. The franchisee exercised the option in the last six months of the fiscal year. Until the option was fully exercised, the franchisee made monthly lease payments which are included in other operating income, net of sub-lease expense.

(2)	Net assets sold consisted primarily of equipment.

(3)
The deferred gain of $0.8 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee in the second quarter of fiscal year 2017. The deferred gain will continue to be amortized into income through January 2020 when the option becomes exercisable.

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the years indicated as well as the system change in sales and average unit volume.  System information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System Performance ($ in thousands)

	Fiscal year ended August 31,
	2017	2016	2015
Increase (decrease) in total sales	(2.4)%	3.5%	8.3%

System drive-ins in operation (1):
Total at beginning of year	3,557	3,526	3,518
Opened	66	53	41
Closed (net of re-openings)	(30)	(22)	(33)
Total at end of year	3,593	3,557	3,526

Average sales per drive-in	$1,250	$1,284	$1,244

Change in same-store sales (2)	(3.3)%	2.6%	7.3%
_______________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Fiscal year ended August 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Company Drive-In sales	$296,101	$425,795	$(129,694)	(30.5)%
Franchise Drive-Ins:
Franchise royalties	169,344	168,691	653	0.4%
Franchise fees	1,183	1,628	(445)	(27.3)%
Lease revenue	7,436	7,459	(23)	(0.3)%
Other	3,203	2,747	456	16.6%
Total revenues	$477,267	$606,320	$(129,053)	(21.3)%

	Fiscal year ended August 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Company Drive-In sales	$425,795	$436,031	$(10,236)	(2.3)%
Franchise Drive-Ins:
Franchise royalties	168,691	158,813	9,878	6.2%
Franchise fees	1,628	2,529	(901)	(35.6)%
Lease revenue	7,459	5,583	1,876	33.6%
Other	2,747	3,133	(386)	(12.3)%
Total revenues	$606,320	$606,089	$231	0.0%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Fiscal year ended August 31,
	2017	2016	2015
Company Drive-In sales	$296,101	$425,795	$436,031
Percentage increase (decrease)	(30.5)%	(2.3)%	7.6%

Company Drive-Ins in operation (1):
Total at beginning of year	345	387	391
Opened	3	1	3
Sold to franchisees	(117)	(38)	(6)
Closed (net of re-openings)	(3)	(5)	(1)
Total at end of year	228	345	387

Average sales per Company Drive-In	$1,134	$1,142	$1,116

Change in same-store sales (2)	(4.7)%	1.7%	6.9%
_______________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 4.7% for fiscal year 2017 and increased 1.7% for fiscal year 2016. The decrease in fiscal year 2017 reflects a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity. Company Drive-In sales decreased $129.7 million, or 30.5%, during fiscal year 2017 compared to fiscal year 2016.  The change was driven by a $113.8 million decrease related to drive-ins that were refranchised during the fiscal year and a decrease of $14.3 million in same-store sales.

For fiscal year 2016, Company Drive-In sales decreased $10.2 million, or 2.3%, as compared to 2015.  The change was driven by a $17.3 million decrease related to drive-ins that were refranchised during the fiscal year, partially offset by an increase of $7.3 million in same-store sales.

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

Franchise Information ($ in thousands)

	Fiscal year ended August 31,
	2017	2016	2015
Franchise Drive-In sales	$4,112,062	$4,092,303	$3,931,365
Percentage increase	0.5%	4.1%	8.4%

Franchise Drive-Ins in operation (1):
Total at beginning of year	3,212	3,139	3,127
Opened	63	52	38
Acquired from the Company	117	38	6
Closed (net of re-openings)	(27)	(17)	(32)
Total at end of year	3,365	3,212	3,139

Average sales per Franchise Drive-In	$1,260	$1,301	$1,261

Change in same-store sales (2)	(3.2)%	2.7%	7.3%

Franchising revenues (3)	$177,963	$177,778	$166,925
Percentage increase decrease	0.1%	6.5%	17.0%

Effective royalty rate (4)	4.12%	4.12%	4.04%
_______________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

(3)
Consists of revenues derived from franchising activities, including royalties, franchise fees and lease revenues. See Revenue Recognition in the Critical Accounting Policies and Estimates section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

(4)	Represents franchise royalties as a percentage of Franchise Drive-In sales.

Same-store sales for Franchise Drive-Ins decreased 3.2% for fiscal year 2017 and increased 2.7% for fiscal year 2016. The current fiscal year reflects a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity. Franchising revenues increased $0.2 million, or 0.1%, for fiscal year 2017 compared to fiscal year 2016, reflecting an increase in royalties related to franchisee acquisitions of Company Drive-Ins, as well as net new unit growth, offset by the decline in royalties related to same-store sales.  These factors also impacted the effective royalty rate compared to fiscal year 2016.  Lease revenues were flat compared to the prior year.

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

Other revenues increased $0.5 million to $3.2 million in fiscal year 2017 and decreased $0.4 million to $2.7 million in fiscal year 2016 as compared to the prior year.  The increase in fiscal year 2017 was primarily due to increased minority income, driven by new investments in franchise operations related to refranchised Company Drive-Ins, partially offset by the sale of certain minority investments that occurred in the first quarter of fiscal year 2017. The decrease in 2016 was primarily due to a decrease in minority income from investments in franchise operations.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.
໿

Company Drive-In Margins

	Fiscal year ended August 31,		Percentage Points Increase (Decrease)
	2017	2016
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.3%	27.7%	(0.4)%
Payroll and other employee benefits	36.3%	35.3%	1.0%
Other operating expenses	20.8%	20.8%	0.0%
Cost of Company Drive-In sales	84.4%	83.8%	0.6%

	Fiscal year ended August 31,		Percentage Points Increase (Decrease)
	2016	2015
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.7%	27.9%	(0.2)%
Payroll and other employee benefits	35.3%	34.8%	0.5%
Other operating expenses	20.8%	20.8%	0.0%
Cost of Company Drive-In sales	83.8%	83.5%	0.3%

Drive-in level margins were unfavorable by 60 basis points during fiscal year 2017.  Food and packaging costs were favorable by 40 basis points, which reflected a favorable commodity cost environment.  Payroll and other employee benefits were unfavorable by 100 basis points reflecting the de-leveraging impact of same-store sales and rising labor costs, partially offset by lower variable compensation. Other operating expenses were flat as a result of the de-leveraging impact of same-store sales, offset by the benefit of refranchising lower-margin Company Drive-Ins.

Drive-in level margins were unfavorable by 30 basis points during fiscal year 2016. Food and packaging costs were favorable by 20 basis points, which reflected favorable commodity costs offset by the impact of vendor contributions that were previously credited against food and paper costs for Company Drive-Ins but that are now being remitted to the Brand Technology Fund ("BTF"), which was established in the third quarter of fiscal year 2016 and administers cybersecurity and other technology programs for the Sonic system.  Payroll and other employee benefits were unfavorable by 50 basis points reflecting investments in improved employee compensation and benefits to attract and retain employees at the drive-in level.  Other operating expenses were flat as a result of leverage from sales growth offset by the impact of the fees paid to the new BTF.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased 4.1% to $78.7 million for fiscal year 2017 as compared to fiscal year 2016, and increased 3.5% to $82.1 million during fiscal year 2016 as compared to fiscal year 2015.  The decrease for fiscal year 2017 is primarily related to lower variable compensation related to operating performance. The increase in SG&A expense for fiscal year 2016 was primarily related to the costs of additional headcount in support of the Company’s technology and marketing initiatives.

Depreciation and Amortization.    Depreciation and amortization expense decreased 11.6% to $39.2 million in fiscal year 2017 and 3.2% to $44.4 million in fiscal year 2016.  The decreases during fiscal years 2017 and 2016 were primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in Company assets related to the refranchising of 110 Company Drive-Ins.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets increased $0.9 million to $1.1 million in fiscal year 2017 compared to $0.2 million for fiscal year 2016 and $1.4 million for 2015. The increases in fiscal year 2017 and in fiscal year 2015 were primarily the result of impairment charges for the write-off of assets associated with some lower performing drive-ins.

Other Operating Income and Expense, Net.  Fiscal year 2017 reflected $15.0 million in other operating income compared to $4.7 million for fiscal year 2016 and $0.9 million for fiscal year 2015.  The $10.3 million change for fiscal year 2017 was primarily the result of the net refranchising gains of $6.8 million, a gain on sale of real estate of $4.7 million and a gain on the sale of minority investments in franchise operations of $3.8 million, partially offset by $1.8 million in severance costs related to the elimination of certain corporate positions. The gain in fiscal year 2016 was primarily the result of a $1.8 million gain related to the refranchising of Company Drive-Ins during the fiscal year as well as a gain of $1.9 million related to the sale of real estate.

Net Interest Expense.  Net interest expense decreased $7.1 million in fiscal year 2017 compared to an increase of  $10.2 million in fiscal year 2016 and a decrease of $0.2 million in fiscal year 2015.  The decrease in fiscal year 2017 is driven by the $8.8 million loss from the early extinguishment of debt related to our debt transaction completed in the third quarter of fiscal year 2016 and the related increase in our long-term debt balance.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 33.3% for fiscal year 2017 compared with 30.7% for fiscal year 2016 and 29.7% for fiscal year 2015. The effective income tax rate for fiscal year 2017 was favorably impacted by the recognition of excess tax benefits related to stock option exercises due to the early adoption of Accounting Standards Update ("ASU") No. 2016-09 in the first quarter of 2017. Please refer to the "New Accounting Pronouncements" section of note 1 - Summary of Significant Accounting Policies, included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for details regarding the adoption of ASU No. 2016-09. The lower effective income tax rate for fiscal year 2016 was primarily attributable to the recognition of tax benefits related to a change in uncertain tax positions from prior years and legislation that reinstated and extended the Work Opportunity Tax Credit ("WOTC"). The lower effective income tax rate for fiscal year 2015 was primarily attributable to the recognition of prior years’ federal tax deductions, a decrease in the valuation allowance for the deferred tax asset related to state net operating losses and legislation that reinstated and extended the WOTC. Excluding the nonrecurring tax benefits in fiscal years 2016 and 2015, the effective tax rates would have been 34.7% and 35.1% for fiscal years 2016 and 2015, respectively. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option holders and as circumstances on other tax matters change.

Non-GAAP Adjustments. Excluding the non‑GAAP adjustments further described below, net income per diluted share was $1.25 for fiscal year 2017, compared to $1.29 per diluted share in fiscal year 2016.

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

	Fiscal year ended August 31, 2017		Fiscal year ended August 31, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$63,663	$1.45	$64,067	$1.29
Net gain on refranchising transactions (1)	(6,758)	(0.15)	(972)	(0.02)
Tax impact on refranchising transactions (2)	2,542	0.06	317	0.00
Gain on sale of investment in refranchised drive-in operations (3)	(3,795)	(0.09)	—	—
Tax impact on sale of investment in refranchised drive-in operations (4)	1,350	0.03	—	—
Restructuring charges (5)	1,819	0.04	—	—
Tax impact of restructuring charges (6)	(672)	(0.02)	—	—
Gain on sale of real estate	(4,702)	(0.11)	(1,875)	(0.04)
Tax impact on real estate sale (7)	1,738	0.04	664	0.01
FIN 48 release of income tax credits and deductions	—	—	(3,038)	(0.06)
Loss from early extinguishment of debt	—	—	8,750	0.18
Tax impact on debt extinguishment (8)	—	—	(3,027)	(0.06)
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	—	—	(585)	(0.01)
Adjusted - Non-GAAP	$55,185	$1.25	$64,301	$1.29
_______________

(1)
During the first quarter of fiscal year 2017, we completed two transactions to refranchise the operations of 56 Company Drive-Ins. Of the proceeds, $3.8 million was applied as the initial lease payment for an option to purchase the real estate within 24 months. The franchisee exercised the option in the last six months of the fiscal year. Until the option was fully exercised, the franchisee made monthly lease payments which totaled $0.8 million for the fiscal year-to-date, net of sub-lease expense. During the second quarter of fiscal year 2017, we completed transactions to refranchise the operations of 54 Company Drive-Ins, one of which resulted in a gain of $7.8 million and another in a loss of $1.4 million. The loss transaction reflects a deferred gain of $0.8 million as a result of a real estate purchase option extended to the franchisee. The deferred gain is being amortized into income through January 2020 when the option becomes exercisable.

(2)
Combined tax impact at an effective tax rate of 35.6% during the first quarter of fiscal year 2017 and at adjusted effective tax rates of 36.0%, 48.7% and 37.0% during the second, third and fourth quarters of fiscal year 2017, respectively; tax impact during fiscal year 2016 at an adjusted effective tax rate of 32.6%.

(3)
Gain on sale of investment in refranchised drive-in operations is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the consolidated statements of income.

(4)	Tax impact during the period at an effective tax rate of 35.6%.

(5)	During the fourth quarter of fiscal year 2017, the Company incurred severance costs related to the elimination of certain corporate positions.

(6)	Tax impact during the period at an adjusted effective tax rate of 37.0%.

(7)	Tax impact during fiscal year 2017 at an adjusted effective tax rate of 37.0%; tax impact during fiscal year 2016 at an adjusted effective tax rate of 35.4%.

(8)	Tax impact during the period at an effective tax rate of 34.6%.

	Fiscal year ended August 31, 2016		Fiscal year ended August 31, 2015
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$64,067	$1.29	$64,485	$1.20
Net gain on refranchising transactions	(972)	(0.02)	—	—
Tax impact on refranchising transactions (1)	317	0.00	—	—
FIN 48 release of income tax credits and deductions	(3,038)	(0.06)	—	—
Loss from early extinguishment of debt	8,750	0.18	—	—
Tax impact on debt extinguishment (2)	(3,027)	(0.06)	—	—
Gain on sale of real estate	(1,875)	(0.04)	—	—
Tax impact on real estate sale (3)	664	0.01	—	—
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	(585)	(0.01)	(666)	(0.01)
Federal tax benefit of prior-year statutory tax deduction	—	—	(3,199)	(0.06)
Change in deferred tax valuation allowance	—	—	(1,701)	(0.04)
Retroactive effect of federal tax law change	—	—	612	0.01
Adjusted - Non-GAAP	$64,301	$1.29	$59,531	$1.10
_______________

(1)	Tax impact during the period at an adjusted effective tax rate of 32.6%.

(2)	Tax impact during the period at an effective tax rate of 34.6%.

(3)	Tax impact during the period at an adjusted effective tax rate of 35.4%.
Financial Position

Total assets decreased $86.9 million, or 13.4%, to $561.7 million during fiscal year 2017 from $648.7 million at the end of fiscal year 2016.  The decrease during the year was driven by a decrease in net property, equipment and capital leases of $80.0 million, primarily related to refranchising transactions and the related depreciation, as well as real estate sold during the fiscal year. These were partially offset by purchases of property, equipment and technology.

Total liabilities increased $39.2 million, or 5.4%, to $763.5 million during fiscal year 2017 from $724.3 million at the end of fiscal year 2016. The increase was primarily attributable to the $60.0 million balance from borrowing on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes"). This was partially offset by a decrease of $7.1 million in accrued liabilities, which is mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2016, as well as lower incentive compensation accruals at August 31, 2017 related to operating performance. Additionally, there was a decrease of $5.2 million in accounts payable, primarily related to the timing of payments and drive-ins that were under construction as of August 31, 2016.

Total stockholders’ deficit increased $126.1 million, or 166.7%, to a deficit of $201.8 million during fiscal year 2017 from $75.6 million at the end of fiscal year 2016. This increase was primarily attributable to $172.9 million in purchases of common stock under our stock repurchase program and the payment of $24.1 million in dividends, partially offset by current-year earnings of $63.6 million.
Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $41.3 million to $74.9 million for fiscal year 2017 as compared to $116.2 million in fiscal year 2016.  The change was driven by a decrease of $19.5 million in net income excluding the non-cash items for gain on disposition of assets and loss from early extinguishment of debt. Operating cash flow was also impacted by the timing of payments for operational, payroll and tax transactions, as well as higher incentive compensation paid in fiscal year 2017 compared to the prior year.

Investing Cash Flows.  Cash provided by investing activities was $60.5 million for fiscal year 2017 compared to cash used in investing activities of $34.1 million for fiscal year 2016.  The increase in cash provided by investing activities was driven by an increase of $75.5 million in proceeds from the sale of assets. We received $41.3 million in proceeds from the sale of real estate related to previous refranchising transactions and $31.8 million in proceeds for store operations and real estate sold to franchisees as part of the current refranchising initiative. Additionally, we received $8.4 million in proceeds from the sale of a minority investment related to previous refranchising transactions. The increase in other cash flows from investing reflects $4.9 million from franchisees on short-term financing notes and $2.5 million in repayment of notes extended in fiscal year 2016 related to the establishment of the Brand Technology Fund. Investments in property and equipment compared to the same period last year saw an increase in additions to rebuilds, relocations and remodels of existing drive-ins and newly constructed drive-ins, offset by a decline in cash used for the purchase and replacement of equipment and technology.

Brand technology investments	$16.9
Rebuilds, relocations and remodels of existing drive-ins	15.3
Newly constructed drive-ins leased or sold to franchisees	5.9
Purchase and replacement of equipment and technology	4.8
Newly constructed Company Drive-Ins	3.6
Total investments in property and equipment	$46.5

Financing Cash Flows.  Net cash used in financing activities increased $147.9 million to $185.1 million for fiscal year 2017 as compared to $37.2 million in fiscal year 2016.  The prior-year period included net borrowings of $140.9 million, offset by debt extinguishment costs of $18.4 million related to the debt financing transaction that occurred in the third quarter of fiscal year 2016, compared to net borrowings of $58.6 million on the 2016 Variable Funding Notes in the current-year period. Additionally, purchases of treasury stock increased by $21.1 million and restricted cash for securitization obligations increased $53.3 million. The increase in restricted cash includes $47.0 million of proceeds from the sale of securitized assets which are subject to restrictions described below. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2017.

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

The Co-Issuers also entered into a securitized financing facility of 2016 Variable Funding Notes (together with the 2016 Fixed Rate Notes, the “2016 Notes”) to replace the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”).  The 2016 revolving credit facility provides access to a maximum of $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.

We used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay our existing 2011 Fixed Rate Notes and 2011 Variable Funding Notes in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

At August 31, 2017, the balance outstanding under the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes, including accrued interest, was $155.2 million and $423.0 million, respectively.  At August 31, 2017, the balance outstanding under the 2016 Variable Funding Notes, including accrued interest, was $60.1 million. The weighted-average interest cost of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes was 4.1% and 4.8%, respectively.  The weighted-average interest cost of the 2016 Variable Funding Notes was 3.2%. The weighted-average interest cost includes the effect of the loan origination costs.

In connection with the 2016 transaction described above, we recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.  This is reflected in “loss from early extinguishment of debt” on the Consolidated Statements of Income. Loan origination costs associated with the 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes. Loan costs are being amortized over each note's expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the 2016 Fixed Rate Notes is

included in other current assets and long-term debt, net, respectively, on the consolidated balance sheets. For additional information on our 2013 Fixed Rate Notes and 2016 Notes, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

In October 2016, our Board of Directors increased the authorization under the share repurchase program by $40.0 million. During fiscal year 2017, approximately 6.7 million shares were repurchased for a total cost of $172.9 million, resulting in an average price per share of $25.71.  In August 2017, the Board of Directors approved an incremental $160.0 million share repurchase authorization of our outstanding shares of common stock through August 31, 2018. The total remaining amount authorized under the share repurchase program, as of August 31, 2017, was $160.0 million.

Share repurchases will be made from time to time in the open market or otherwise, including through an ASR program, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.

As of August 31, 2017, our total cash balance of $84.2 million ($22.3 million of unrestricted and $61.9 million of restricted cash balances) reflected the impact of the cash generated from operating activities, refranchising proceeds, 2016 Variable Funding Notes borrowing proceeds, cash used for share repurchases, dividends, debt payments and capital expenditures mentioned above. The restricted cash balance includes $47.0 million in proceeds from the sale of real estate. Under the securitized finance structure the Company has 12 months to reinvest these proceeds in eligible capital expenses. If the proceeds are not reinvested within a year all amounts above $5 million must be used to pay down the fixed-rate debt and may require a make-whole premium. The Company may also pay down debt prior to that 12-month time period which could require a make-whole premium. The make-whole premium calculation is, in general, based on the discounted present value of the amount of interest that would otherwise have been paid had the prepayment not been made. We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million, for fiscal year 2015 and a quarterly dividend of $0.11 per share of common stock, totaling $21.3 million, for fiscal year 2016.  The Company paid a quarterly dividend of $0.14 per share of common stock, totaling $24.1 million, for fiscal year 2017. Subsequent to the end of fiscal year 2017, the Company declared a quarterly dividend of $0.16 per share of common stock to be paid to stockholders of record as of the close of business on November 8, 2017, with a payment date of November 17, 2017.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.
Off-Balance Sheet Arrangements

The Company has obligations for guarantees on certain franchisee loans, which in the aggregate are immaterial, and obligations for guarantees on certain franchisee lease agreements.  Other than such guarantees and various operating leases and purchase obligations, which are disclosed below in “Contractual Obligations and Commitments” and in note 7 - Leases and note 15 – Commitments and Contingencies, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, the Company has no other material off-balance sheet arrangements.
Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2017 (in thousands):

		Payments Due by Fiscal Year
	Total	Less than 1 Year (2018)	1 - 3 Years (2019-2020)	3 - 5 Years (2021-2022)	More than 5 Years (2023 and thereafter)
Long-term debt (1)	$771,970	$27,280	$208,914	$99,609	$436,167
Capital leases	24,608	4,706	6,966	5,864	7,072
Operating leases	93,344	8,785	17,403	15,300	51,856
Purchase obligations (2)	151,848	19,185	29,209	31,439	72,015
Other (3)	20,435	—	—	—	—
Total	$1,062,205	$59,956	$262,492	$152,212	$567,110
_______________

(1)
Includes scheduled principal and interest payments on our 2016 Notes and 2013 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with anticipated repayment dates in July 2020 and May 2023, respectively.

(2)
Purchase obligations primarily relate to the Company’s estimated share of system commitments to purchase food products.  We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.

(3)
Includes $0.6 million of unrecognized tax benefits related to uncertain tax positions and $19.8 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

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

Accounting for Long-Lived Assets.  Company Drive-Ins are analyzed quarterly for impairments in accordance with Accounting Standards Codification (“ASC”) No. 360-10.  We compare anticipated undiscounted cash flows from the related long-lived assets of each drive-in with their respective carrying values to determine if the long-lived assets are recoverable. If the sum of the anticipated undiscounted cash flows is less than the carrying value, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is typically determined to be the value of the land since drive-in buildings and improvements are single-purpose assets and have little value to market participants. The equipment associated with a drive-in can typically be relocated to another drive-in and therefore is not adjusted. The basis for our estimates of future cash flow include certain assumptions about expected future operating performance, such as revenue growth rates, operating margins and other relevant facts and circumstances.  Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions, changes to our business model or changes in operating performance. Our estimates of cash flow represent the best estimates we have at this time, and we believe the underlying assumptions are reasonable; however, it is possible that our estimates of future cash flows could change resulting in the need to impair certain Company Drive-In assets.

Revenue Recognition.  For a description of our revenue recognition policies, see the “Revenue Recognition, Franchise Fees and Royalties” section of note 1 - Summary of Significant Accounting Policies, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2017, was primarily based on the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes with an effective rate of 3.75% and 4.47%, respectively, before amortization of debt-related costs. Additionally, we have interest rate risk exposure on the 2016 Variable Funding Notes, with interest based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  At August 31, 2017, the fair value of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes approximated their carrying value of $578.2 million, including accrued interest.  At August 31, 2017, the fair value of the 2016 Fixed Variable Funding Notes approximated their carrying value of $60.1 million. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2013 Fixed Rate Notes, 2016 Fixed Rate Notes and 2016 Variable Funding Notes would decrease or increase by approximately $29.1 million, respectively.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013.  Based on our assessment, we believe that, as of August 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the 2017 financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  The report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sonic Corp.:

We have audited Sonic Corp.’s internal control over financial reporting as of August  31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sonic Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Corp. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2017, and our report dated October 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Oklahoma City, OK
October 27, 2017

Item 9B.  Other Information

None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Sonic has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of this report.  The other information required by this item is incorporated by reference from the definitive proxy statement which Sonic will file with the Securities and Exchange Commission no later than 120 days after August 31, 2017 (the “Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

4.01.	Bylaws of the Company, as amended and restated January 27, 2016, which the Company incorporates by reference from Exhibit 3.1 to the Company’s Form 8-K filed on February 1, 2016.

4.02.	Certificate of Designations of Series A Junior Preferred Stock, which the Company incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 17, 1997.

4.03.	Specimen Certificate for Common Stock, which the Company incorporates by reference from Exhibit 4.01 to the Company’s Form 10-K for the fiscal year ended August 31, 1999.

10.01.	Form of Sonic License Agreement, which the Company incorporates by reference from Exhibit No. 10.01 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.

10.02.	Form of Sonic Development Agreement, which the Company incorporates by reference from Exhibit No. 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2007.

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

10.06.	Form of Indemnification Agreement for Directors, which the Company incorporates by reference from Exhibit 10.7 to the Company’s Form S-1 Registration Statement No. 33-37158 filed on October 3, 1990.*

10.07.	Form of Indemnification Agreement for Officers, which the Company incorporates by reference from Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 1995.*

10.08.
Form of Chief Executive Officer Amended and Restated Employment Agreement dated January 1, 2017, which the Company incorporates by reference from Exhibit 10.01 to the Company’s Form 10-Q filed January 6, 2017.*

10.09.
Form of Executive Officer Amended and Restated Employment Agreement dated January 1, 2017, which the Company incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed January 6, 2017.*

10.10.	Amended and Restated Sonic Corp. Executive Severance Plan dated January 1, 2017, which the Company incorporates by reference from Exhibit 10.03 to the Company’s Form 10-Q filed January 6, 2017.*

10.11.
Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 16, 2014, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form S-8 filed on April 4, 2014.*

10.12.
Form of Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.12 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.13.
Form of Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.13 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.14.
Form of Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.14 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.15.
Form of Director Restricted Stock Unit Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.15 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.16.	Sonic Corp. Senior Executive Cash Incentive Plan dated January 19, 2017, which the Company incorporates by reference from Appendix B to the Company’s Proxy Statement filed December 8, 2016.*

10.17.	Sonic Corp. Employee Cash Incentive Plan dated January 6, 2011, which the Company incorporates by reference from Exhibit 10.02 to the Company’s Form 10-Q filed on April 8, 2011.*

10.18.
Form of Long-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.18 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.19.
Form of Short-Term Award Agreement under Sonic Corp. Senior Executive Cash Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.19 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

10.20.	Compensation Recoupment Policy dated October 19, 2016, which the Company incorporates by reference from Exhibit No. 10.20 to the Company’s Form 10-K for the fiscal year ended August 31, 2016.*

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

We have audited the accompanying consolidated balance sheets of Sonic Corp. and subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Corp. and subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Corp.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2017, expressed an unqualified opinion on the effectiveness of Sonic Corp.’s internal control over financial reporting.

(signed) KPMG LLP

Oklahoma City, OK
October 27, 2017

SONIC CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,340	$72,092
Restricted cash	19,736	15,873
Accounts and notes receivable, net	33,758	35,437
Inventories	2,343	3,321
Prepaid expenses	5,455	4,713
Property held for sale	5,150	5,299
Other current assets	402	922
Total current assets	89,184	137,657
Noncurrent restricted cash	42,120	140
Investment in direct financing lease	11,853	9,859
Notes receivable, net	9,801	12,562
Property, equipment and capital leases, net	312,380	392,380
Goodwill	75,756	76,734
Debt origination costs, net	2,439	3,093
Other assets, net	18,211	16,236
Total assets	$561,744	$648,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,213	$14,372
Franchisee deposits	1,093	720
Accrued liabilities	44,846	51,913
Income taxes payable	—	2,568
Current maturities of long-term debt and capital leases	3,464	5,090
Total current liabilities	58,616	74,663
Obligations under capital leases due after one year	16,167	17,391
Long-term debt due after one year	628,116	566,187
Deferred income taxes	40,101	42,530
Other non-current liabilities	20,502	23,533
Commitments and contingencies (Notes 7, 8, 14, 15)
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares
issued in 2017 and in 2016	1,183	1,183
Paid-in capital	236,895	234,956
Retained earnings	934,017	894,442
Treasury stock, at cost; 78,081 shares in 2017 and 71,670 shares in 2016	(1,373,853)	(1,206,224)
Total stockholders’ deficit	(201,758)	(75,643)
Total liabilities and stockholders’ deficit	$561,744	$648,661

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal year ended August 31,
	2017	2016	2015
Revenues:
Company Drive-In sales	$296,101	$425,795	$436,031
Franchise Drive-Ins:
Franchise royalties and fees	170,527	170,319	161,342
Lease revenue	7,436	7,459	5,583
Other	3,203	2,747	3,133
Total revenues	477,267	606,320	606,089

Costs and expenses:
Company Drive-Ins:
Food and packaging	80,971	118,136	121,701
Payroll and other employee benefits	107,477	150,260	151,801
Other operating expenses, exclusive of depreciation and amortization included below	61,463	88,424	90,436
Total cost of Company Drive-In sales	249,911	356,820	363,938

Selling, general and administrative	78,687	82,089	79,336
Depreciation and amortization	39,248	44,418	45,892
Provision for impairment of long-lived assets	1,140	232	1,440
Other operating income, net	(14,994)	(4,691)	(945)
Total costs and expenses	353,992	478,868	489,661
Income from operations	123,275	127,452	116,428

Interest expense	29,206	26,714	25,114
Interest income	(1,398)	(516)	(408)
Loss from early extinguishment of debt	—	8,750	—
Net interest expense	27,808	34,948	24,706

Income before income taxes	95,467	92,504	91,722
Provision for income taxes	31,804	28,437	27,237
Net income	$63,663	$64,067	$64,485

Basic income per share	$1.47	$1.32	$1.23
Diluted income per share	$1.45	$1.29	$1.20

Cash dividends declared per common share	$0.56	$0.44	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity (Deficit)
				Shares	Amount
Balance at August 31, 2014	$1,183	$225,004	$801,202	64,505	$(964,714)	$62,675
Net income	—	—	64,485	—	—	64,485
Cash dividends	—	—	(13,972)	—	—	(13,972)
Stock-based compensation expense	—	3,520	—	—	—	3,520
Purchase of treasury stock	—	—	—	4,201	(123,786)	(123,786)
Exercise of stock options and issuance of restricted stock	—	(1,458)	—	(1,438)	20,190	18,732
Other	—	5,484	—	(19)	295	5,779
Balance at August 31, 2015	$1,183	$232,550	$851,715	67,249	$(1,068,015)	$17,433
Net income	—	—	64,067	—	—	64,067
Cash dividends	—	—	(21,340)	—	—	(21,340)
Stock-based compensation expense	—	3,766	—	—	—	3,766
Purchase of treasury stock	—	—	—	5,209	(148,345)	(148,345)
Exercise of stock options and issuance of restricted stock	—	(5,941)	—	(767)	9,783	3,842
Other	—	4,581	—	(21)	353	4,934
Balance at August 31, 2016	$1,183	$234,956	$894,442	71,670	$(1,206,224)	$(75,643)
Net income	—	—	63,663	—	—	63,663
Cash dividends	—	—	(24,088)	—	—	(24,088)
Stock-based compensation expense	—	3,942	—	—	—	3,942
Purchase of treasury stock	—	—	—	6,726	(172,913)	(172,913)
Exercise of stock options and issuance of restricted stock	—	(2,203)	—	(293)	4,885	2,682
Other	—	200	—	(22)	399	599
Balance at August 31, 2017	$1,183	$236,895	$934,017	78,081	$(1,373,853)	$(201,758)

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended August 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$63,663	$64,067	$64,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,248	44,418	45,892
Stock-based compensation expense	3,942	3,766	3,520
Loss from early extinguishment of debt	—	8,750	—
Gain on disposition of assets	(14,994)	(4,691)	(945)
Other	(1,204)	4,961	10,311
(Increase) decrease in operating assets:
Restricted cash	886	(2,829)	(61)
Accounts receivable and other assets	1,918	2,109	2,885
Increase (decrease) in operating liabilities:
Accounts payable	(4,404)	380	(1,288)
Accrued and other liabilities	(10,884)	4,520	10,296
Income taxes	(3,299)	(9,242)	1,267
Total adjustments	11,209	52,142	71,877
Net cash provided by operating activities	74,872	116,209	136,362

Cash flows from investing activities:
Purchases of property and equipment	(46,528)	(46,553)	(42,153)
Proceeds from sale of assets	91,741	16,206	13,701
Proceeds from the sale of investments in refranchised drive-in operations	8,357	—	—
Other	6,918	(3,713)	3,132
Net cash provided by (used in) investing activities	60,488	(34,060)	(25,320)

Cash flows from financing activities:
Payments on debt	(24,416)	(422,090)	(90,290)
Proceeds from borrowings	83,000	563,000	91,000
Restricted cash for securitization obligations	(46,730)	6,587	151
Purchases of treasury stock	(171,562)	(150,444)	(120,463)
Proceeds from exercise of stock options	2,682	3,842	18,732
Payment of dividends	(24,062)	(21,309)	(18,808)
Debt issuance and extinguishment costs	(10)	(18,420)	(12)
Other	(4,014)	1,586	145
Net cash used in financing activities	(185,112)	(37,248)	(119,545)

Net increase (decrease) in cash and cash equivalents	(49,752)	44,901	(8,503)
Cash and cash equivalents at beginning of year	72,092	27,191	35,694
Cash and cash equivalents at end of year	$22,340	$72,092	$27,191

Supplemental cash flow information
Cash paid during the year for:
Interest	$27,082	$24,883	$23,330
Income taxes (net of refunds)	37,642	27,821	11,360
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	1,350	(2,099)	3,323
Stock options exercised by stock swap	451	6,396	3,385
Accrued PP&E at period end	1,577	3,471	3,346
The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)
1.    Summary of Significant Accounting Policies

Operations

Sonic Corp. (the “Company”), through its subsidiaries, operates and franchises a chain of quick-service restaurants in the United States (“U.S.”).  It derives its revenues primarily from Company Drive-In sales and royalty fees from franchisees.  The Company also leases real estate and receives equity earnings in noncontrolling ownership in a number of Franchise Drive‑Ins.

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

Segment Reporting

In accordance with Accounting Standards Update (“ASU”) No. 280, “Segment Reporting,” the Company uses the management approach for determining its reportable segments.  The management approach is based upon the way that management reviews performance and allocates resources.  The Company’s chief operating decision maker and his management team review operating results on a consolidated basis for purposes of allocating resources and evaluating the financial performance of the Sonic brand.  Accordingly, the Company has determined that it has one operating segment and, therefore, one reporting segment.

Cash Equivalents

Cash equivalents consist of highly liquid investments, primarily money market accounts that mature in three months or less from the date of purchase, and depository accounts.

Restricted Cash

As of August 31, 2017, the Company had restricted cash balances totaling $61.9 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $19.7 million represents amounts to be returned to the Company or paid to service current debt obligations, including $5.0 million in proceeds from the sale of securitized real estate. The noncurrent portion of $42.1 million represents $42.0 million in proceeds from the sale of securitized real estate, as well as interest reserves required to be set aside for the duration of the debt. Under the Company's securitized finance structure, the Company has 12 months to reinvest these proceeds in eligible capital expenses. If the proceeds are not reinvested within a year all amounts above $5 million must be used to pay down the fixed-rate debt and may require a make-whole premium. The Company may also pay down debt prior to that 12-month time period which could require a make-whole premium. The make-whole premium calculation is, in general, based on the discounted present value of the amount of interest that would otherwise have been paid had the prepayment not been made.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
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

Accounting for Long-Lived Assets

The Company reviews long-lived assets quarterly or whenever changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which generally represents the individual drive-in.  Earnings before interest, taxes and depreciation (“EBITDA”) is the cash flow measure monitored at the drive-in level for indicators of impairment. As the cash flow measure reaches levels to indicate potential impairment, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal.  If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Fair value is typically determined to be the value of the land since drive-in buildings and improvements are single-purpose assets and have little value to market participants.  The equipment associated with a drive-in can be easily relocated to another drive-in and therefore is not adjusted.

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

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired.  During the fourth quarters of fiscal years 2017 and 2016, the annual assessment of the recoverability of goodwill was performed, and no impairment was indicated.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements, intellectual property and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 4 - Goodwill and Other Intangibles for additional related disclosures.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Refranchising and Closure of Company Drive-Ins

Gains and losses from the sale or closure of Company Drive-Ins are recorded as other operating (income) expense, net on the consolidated statements of income.

Revenue Recognition, Franchise Fees and Royalties

Revenue from Company Drive-In sales is recognized when food and beverage products are sold.  Company Drive-In sales are presented net of sales tax and other sales-related taxes.

The Company’s gift card program serves all Sonic Drive-Ins and is administered by the Company on behalf of a system advertising fund.  The Company records a liability in the period in which a gift card is sold.  The gift cards do not have expiration dates.  As gift cards are redeemed, the liability is reduced with revenue recognized on redemptions at Company Drive-Ins.  Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws.  The Company estimates breakage based upon the historical trend in redemption patterns from previously sold gift cards.  The Company’s policy is to recognize the breakage, using the delayed recognition method, when it is apparent that there is a remote likelihood the gift card balance will be redeemed.  The Company reduces the gift card liability for the estimated breakage and uses that amount to defray the costs of operating the gift card program.  There is no income recognized on unredeemed gift card balances. Costs to administer the gift card program, net of breakage, are included in the receivables from system funds as set forth in note 3 – Accounts and Notes Receivable.  Such costs were not material in fiscal years 2017, 2016 or 2015.

Franchise fees are recognized in income when the Company has substantially performed or satisfied all material services or conditions relating to the sale of the franchise, and the fees are generally nonrefundable.  Development fees are generally nonrefundable and are recognized in income on a pro-rata basis when the conditions for revenue recognition under the individual development agreements are met.  Both franchise fees and development fees are generally recognized upon the opening of a Franchise Drive-In or upon termination of the agreement between the Company and the franchisee.

The Company’s franchisees pay royalties based on a percentage of sales. Royalties are recognized as revenue when they are earned.

Advertising Costs

Costs incurred in connection with advertising and promoting the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $15.8 million, $23.4 million and $24.5 million in fiscal years 2017, 2016 and 2015, respectively.

Under the Company’s franchise agreements, both Company Drive-Ins and Franchise Drive-Ins must contribute a minimum percentage of revenues to the Sonic Brand Fund, a national media production fund, and spend an additional minimum percentage of revenues on advertising, either directly or through Company-required participation in advertising cooperatives. A significant portion of the advertising cooperative contributions is remitted to the System Marketing Fund, which purchases advertising on national cable and broadcast networks and local broadcast networks and also funds other national media expenses and sponsorship opportunities. As stated in the terms of existing franchise agreements, these funds do not constitute assets of the Company, and the Company acts with limited agency in the administration of these funds. Accordingly, neither the revenues and expenses nor the assets and liabilities of the advertising cooperatives, the Sonic Brand Fund or the System Marketing Fund are included in the Company’s consolidated financial statements. However, all advertising contributions by Company Drive-Ins are recorded as an expense on the Company’s financial statements.

Under the Company’s franchise agreements, the Company is reimbursed by the Sonic Brand Fund for costs incurred to administer the fund at an amount not to exceed 15% of the Sonic Brand Fund’s gross receipts. Reimbursements from the Sonic Brand Fund are offset against selling, general and administrative expenses and totaled $5.1 million, $5.2 million and $5.0 million in fiscal years 2017, 2016 and 2015, respectively.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

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

Under the Company’s franchise agreements, the Company is reimbursed by the BTF for costs incurred to administer the fund at an amount not to exceed 15% of the BTF’s gross receipts.  Reimbursements from the BTF are offset against selling, general and administrative expenses and totaled $5.4 million and $2.5 million in fiscal years 2017 and 2016, respectively.

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

Stock-based compensation is measured at the grant date based on the calculated fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period of the award, generally the vesting period of the grant.  For additional information on stock-based compensation, see note 13 - Stockholders’ Equity (Deficit).

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
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•
Notes receivable - As of August 31, 2017 and 2016, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

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

The Company plans to adopt the standards in the first quarter of fiscal year 2019, which aligns with the required adoption date.  The standards are to be applied retrospectively or using a cumulative effect transition method.  The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees, nor will it have a material impact to the recognition of gift card breakage. The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees is not expected to be material to total revenue, and the Company anticipates electing the cumulative effect transition method. The Company continues to evaluate the effect that this pronouncement will have on principal versus agent considerations, other transactions, the financial statements and related disclosures.

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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This update requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  In August 2015, the FASB issued ASU No. 2015-15, which addresses the SEC’s comments related to the absence of authoritative guidance within ASU No. 2015-03 related to line-of-credit arrangements.  The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2017, which resulted in a reclassification of unamortized debt issuance costs of $11.3 million related to the Company's fixed rate notes from non-current assets to long-term debt, net, within the Company's consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of August 31, 2016. Other than this reclassification, the adoption of this ASU did not have any other impact on the Company's consolidated financial statements. As of August 31, 2017, there were $9.4 million of unamortized debt issuance costs related to the Company's fixed rate notes included within long-term debt, net, on the Company's consolidated balance sheet.

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

During the first quarter of fiscal year 2017, the Company early adopted ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, an accounting policy election for forfeitures, statutory tax withholding requirements and classification in the statements of cash flows. As required by the update, on a prospective basis, the Company recognized excess tax benefits related to share-based payments in the provision for income taxes in the condensed consolidated statements of income. These items were historically recorded in additional paid-in capital.  As allowed by the update, on a prospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the Company's condensed consolidated statements of cash flows. The adoption of this standard resulted in a reduction of the Company's income tax rate by 107 basis points for fiscal year 2017. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as a financing activity. The stock compensation expense continues to reflect estimated forfeitures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment." To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in the fourth quarter of fiscal year 2017. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal year ended August 31,
	2017	2016	2015
Numerator:
Net income	$63,663	$64,067	$64,485

Denominator:
Weighted average common shares outstanding– basic	43,306	48,703	52,572
Effect of dilutive employee stock options and unvested RSUs	737	966	1,381
Weighted average common shares outstanding – diluted	44,043	49,669	53,953

Net income per common share – basic	$1.47	$1.32	$1.23
Net income per common share – diluted	$1.45	$1.29	$1.20

Anti-dilutive securities excluded (1)	1,154	615	342
_______________

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

3.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	August 31,
	2017	2016
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$19,571	$19,994
Notes receivable from franchisees	1,441	5,531
Receivables from system funds	6,360	4,372
Other	7,475	6,507
Accounts and notes receivable, gross	34,847	36,404
Allowance for doubtful accounts and notes receivable	(1,089)	(967)
Current accounts and notes receivable, net	$33,758	$35,437

Noncurrent Notes Receivable:
Receivables from franchisees	$6,810	$7,170
Receivables from system funds	3,033	5,466
Allowance for doubtful notes receivable	(42)	(74)
Noncurrent notes receivable, net	$9,801	$12,562

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  The decrease in current notes receivable from franchisees is due to short-term financing initiated in fiscal year 2016 for refranchised drive-ins and newly constructed drive-ins sold to franchisees that were repaid in the first and third quarters of fiscal year 2017. The receivables from system

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

funds represent transactions in the normal course of business.  The decrease in noncurrent receivables from system funds is due to payment on notes extended in fiscal year 2016 related to the establishment of the BTF.
4.  Goodwill and Other Intangibles

As of August 31, 2017, the Company had $75.8 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

	August 31,
	2017	2016
Balance at beginning of year	$76,734	$77,076
Goodwill disposed of related to the sale of Company Drive-Ins	(978)	(342)
Balance at end of year	$75,756	$76,734

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $9.3 million and $9.2 million at August 31, 2017 and 2016, respectively.  Accumulated amortization related to these intangible assets was $6.6 million and $5.7 million at August 31, 2017 and 2016, respectively.  Intangible assets amortization expense was $1.0 million fiscal year ended August 31, 2017 and $0.9 million for each of the fiscal years ended August 31, 2016 and 2015.  At August 31, 2017, the remaining weighted-average life of amortizable intangible assets was approximately 11.5 years.  Estimated intangible assets amortization expense is $0.3 million annually for fiscal years 2018, 2019, 2020, 2021 and 2022.

5.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The Company also recorded $6.8 million in refranchising initiative gains as described below in note 6 - Refranchising of Company Drive-Ins. During the fourth quarter, the Company recorded a gain of $4.7 million on the sale of real estate. In addition, the Company recorded offsetting severance costs of $1.8 million related to the elimination of certain corporate positions.
6.  Refranchising of Company Drive-Ins

In June 2016, the Company announced plans to refranchise Company Drive-Ins as part of a refranchising initiative to move toward an approximately 95%‑franchised system. During fiscal year 2016, the Company refranchised the operations of 38 Company Drive-Ins. Of the Company Drive-Ins refranchised in fiscal year 2016, 29 were completed as part of the refranchising initiative announced in June 2016. The Company retained a non-controlling minority investment in the franchise operations of 25 of these refranchised drive-ins.

During fiscal year 2017, the Company completed transactions to refranchise the operations of 110 Company Drive-Ins and retained a non-controlling minority investment in 106 of these refranchised drive-ins. The Company completed the refranchising initiative in the second quarter of fiscal year 2017. All subsequent sales of Company Drive-Ins are considered sales in the normal course of business.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Income from minority investments is included in other revenue on the consolidated statements of income. The gains and losses below associated with refranchised drive-ins are recorded in other operating income, net, on the consolidated statement of income. The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

	Fiscal year ended August 31,
	2017	2016
Number of refranchised Company Drive-Ins	110	29

Proceeds from sales of Company Drive-Ins	$20,036	$3,568
Proceeds from sale of real estate (1)	11,726	—

Real estate assets sold (1)	(12,095)	(2,402)
Assets sold, net of retained minority investment (2)	(7,891)	—
Initial and subsequent lease payments for real estate option (1)	(3,178)	—
Goodwill related to sales of Company Drive-Ins	(966)	(194)
Deferred gain for real estate option (3)	(809)	—
Loss on assets held for sale	(65)	—
Refranchising initiative gains, net	$6,758	$972
_______________

(1)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which included an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, because the exercise of this option could occur at any time within 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option was applied as the initial minimum lease payment for the real estate. The franchisee exercised the option in the last six months of the fiscal year. Until the option was fully exercised, the franchisee made monthly lease payments which are included in other operating income, net of sub-lease expense.

(2)	Net assets sold consisted primarily of equipment.

(3)
The deferred gain of $0.8 million is recorded in other non-current liabilities as a result of a real estate purchase option extended to the franchisee in the second quarter of fiscal year 2017. The deferred gain will continue to be amortized into income through January 2020 when the option becomes exercisable.

7.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing activities consist principally of leasing certain land and buildings as well as subleasing certain buildings to franchise operators.  The land and building portions for the majority of these leases are classified as operating leases and have lease terms expiring through March 2032.  The leases classified as direct financing leases are related to owned and subleased properties that were recently refranchised (see note 6 - Refranchising of Company Drive-Ins). The terms of these leases expire through September 2031. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  Most of the leases contain renewal option periods of five years at the end of the initial term.

Components of net investment in direct financing leases are as follows at August 31:

	2017	2016
Minimum lease payments receivable	$18,156	$15,108
Less unearned income	(5,932)	(5,134)
Net investment in direct financing leases	12,224	9,974
Less amount due within one year	(371)	(115)
Amount due after one year	$11,853	$9,859

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Initial direct costs incurred in the negotiation and consummation of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2017, are as follows:

	Operating	Direct Financing
Years ended August 31:
2018	$5,510	$1,087
2019	5,641	1,156
2020	5,619	1,269
2021	5,615	1,365
2022	5,664	1,362
Thereafter	46,155	11,917
	$74,204	$18,156
Less unearned income		$(5,932)
		$12,224

Leasing Arrangements as a Lessee

Certain Company Drive-Ins lease land and buildings from third parties.  These leases, with lease terms expiring through May 2037, include provisions for contingent rents that may be paid on the basis of a percentage of sales in excess of stipulated amounts.  For the majority of leases, the land portions are classified as operating leases, and the building portions are classified as capital leases.

Future minimum lease payments on operating and capital leases as of August 31, 2017, are as follows:

	Operating	Capital
Years ended August 31:
2018	$8,785	$4,706
2019	8,703	3,699
2020	8,700	3,267
2021	8,056	3,186
2022	7,244	2,678
Thereafter	51,856	7,072
Total minimum lease payments (1)	$93,344	24,608
Less amount representing interest averaging 5.5%		(4,977)
Present value of net minimum lease payments		19,631
Less amount due within one year		(3,464)
Amount due after one year		$16,167
_______________

(1)
Minimum payments have not been reduced by future minimum rentals receivable under noncancellable operating subleases of $7.6 million.  They also do not include contingent rentals which may be due under certain leases.  Contingent rentals for capital leases amounted to $0.3 million, $0.9 million and $1.0 million in fiscal years 2017, 2016 and 2015, respectively.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Total rent expense for all operating leases consists of the following for the years ended August 31:

	2017	2016	2015
Minimum rentals	$11,224	$12,441	$12,659
Contingent rentals	283	284	174
Total rent expense	11,507	12,725	12,833
Less sublease rentals	(2,513)	(2,372)	(2,235)
Net rent expense	$8,994	$10,353	$10,598
8.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated Useful Life	2017	2016
Property, equipment and capital leases:
Land		$117,402	$154,420
Buildings and improvements	8 – 25 yrs	251,695	325,068
Drive-In equipment	5 – 7 yrs	75,410	132,488
Brand technology development and other equipment	2 – 5 yrs	126,179	110,554
Property and equipment, at cost		570,686	722,530
Accumulated depreciation		(272,233)	(345,284)
Property and equipment, net		298,453	377,246

Capital leases	Life of lease	45,315	43,991
Accumulated amortization		(31,388)	(28,857)
Capital leases, net		13,927	15,134
Property, equipment and capital leases, net		$312,380	$392,380

Depreciation expense for property and equipment was $35.6 million, $40.4 million and $41.7 million for fiscal years 2017, 2016 and 2015, respectively.  Land, buildings and equipment with a carrying amount of $110.8 million at August 31, 2017, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $45.0 million at August 31, 2017.  Amortization expense related to capital leases is included within depreciation and amortization on the consolidated statements of income.  As of August 31, 2017, the Company had no drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.6 million, $0.6 million and $0.4 million for fiscal years 2017, 2016 and 2015, respectively.
9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2017	2016
Wages and employee benefit costs	$17,705	$23,416
Property taxes, sales and use taxes and employment taxes	5,634	8,936
Unredeemed gift cards	11,319	10,571
Other	10,188	8,990
	$44,846	$51,913

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

10.  Debt

Long-term debt consists of the following at August 31:

	2017	2016
Class A-2 2016-1 senior secured fixed rate notes	$422,521	$423,938
Class A-1 2016-1 senior secured variable funding notes	60,000	—
Class A-2 2013-1 senior secured fixed rate notes	155,000	155,000
	637,521	578,938
Less unamortized debt issuance costs	(9,405)	(11,334)
Less long-term debt due within one year	—	(1,417)
Long-term debt due after one year	$628,116	$566,187

At August 31, 2017, there were no future maturities of long-term debt for fiscal years 2018 and 2019, $155.0 million for fiscal year 2020, $60.0 million for fiscal year 2021 and no maturities for fiscal year 2022.

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

Loan origination costs associated with the Company’s 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes. Loan costs are being amortized over each note's expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the 2016 Fixed Rate Notes is included in other current assets and long-term debt, net, respectively, on the consolidated balance sheets.

In connection with the 2016 transaction described above, the Company recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.

As of August 31, 2017, the weighted-average interest cost of the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes was 4.1% and 4.8%, respectively.  The weighted-average interest cost of the 2016 Variable Funding Notes 3.2%. The weighted-average interest cost includes the effect of the loan origination costs.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

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

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2017, assets for these combined indirect subsidiaries totaled $287.2 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $61.9 million.  The 2013 Fixed Rate Notes and the 2016 Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2013 Fixed Rate Notes and the 2016 Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2013 Fixed Rate Notes and the 2016 Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic Corp., guarantees or is in any way liable for the obligations of the Co-Issuers under the 2013 Fixed Rate Notes and the 2016 Notes.  The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2013 Fixed Rate Notes and the 2016 Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2013 Fixed Rate Notes and the 2016 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  If certain covenants or restrictions are not met, the 2013 Fixed Rate Notes and the 2016 Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.
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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

•
Level 3 valuations use unobservable inputs for the asset or liability.  Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $73.9 million and $59.2 million at August 31, 2017 and 2016, respectively.  This fair value is estimated using Level 1 methods.

The fair value of the Company’s 2013 Fixed Rate Notes and 2016 Fixed Rate Notes approximated the carrying value, including accrued interest, of $578.2 million and $579.6 million at August 31, 2017 and 2016, respectively.  The fair value of the Company's 2016 Variable Funding Notes approximated the carrying value, including accrued interest, of $60.1 million at August 31, 2017. The 2016 Variable Funding Notes had no balance at August 31, 2016. The fair value of the 2013 Fixed Rate Notes and 2016 Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.
12.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2017	2016	2015
Current:
Federal	$30,352	$20,137	$14,597
State	3,921	3,791	3,576
	34,273	23,928	18,173

Deferred:
Federal	(2,378)	4,372	10,592
State	(91)	137	(1,528)
	(2,469)	4,509	9,064
Provision for income taxes	$31,804	$28,437	$27,237

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2017	2016	2015
Amount computed by applying a tax rate of 35%	$33,413	$32,377	$32,103
State income taxes (net of federal income tax benefit)	2,489	2,553	1,330
Employment related and other tax credits, net	(1,834)	(2,324)	(2,096)
Change in uncertain tax positions	—	(3,027)	—
Federal tax benefit of statutory tax deduction	(1,560)	(1,279)	(4,093)
Other	(704)	137	(7)
Provision for income taxes	$31,804	$28,437	$27,237

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following at August 31:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$419	$387
Leasing transactions	3,083	3,222
Deferred income	3,011	2,991
Accrued liabilities	4,339	6,187
Stock compensation	3,156	2,446
Other	929	757
State net operating losses	18,031	16,303
Total deferred tax assets	32,968	32,293
Valuation allowance	(16,254)	(14,638)
Total deferred tax assets after valuation allowance	$16,714	$17,655

Deferred tax liabilities:
Prepaid expenses	$(956)	$(1,119)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(4,026)	(4,125)
Property, equipment and capital leases	(23,756)	(31,565)
Intangibles and other assets	(22,983)	(21,628)
Debt extinguishment	(838)	(1,676)
Direct financing lease	(4,256)	(72)
Total deferred tax liabilities	(56,815)	(60,185)
Net deferred tax liabilities (noncurrent)	$(40,101)	$(42,530)

State net operating loss carryforwards expire beginning in December 2017 through May 2038.  Management does not believe the Company will be able to realize the state net operating loss carryforwards utilizing future income exclusive of the reversal of existing deferred tax liabilities and therefore has provided a valuation allowance of $16.3 million and $14.6 million as of August 31, 2017 and 2016, respectively.

As of August 31, 2017 and 2016, the Company had approximately $0.6 million of unrecognized tax benefits, including approximately $0.4 million and $0.3 million, respectively, of accrued interest and penalty.  If recognized, these benefits would favorably impact the effective tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of provision for income taxes in the consolidated statements of income.  During the years ended August 31, 2017, 2016 and 2015, the Company recognized a negligible net expense, a net benefit of $0.1 million and net expense of $0.1 million, respectively.

A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2017	2016
Balance at beginning of year	$625	$3,652
Additions for tax positions of prior years	18	725
Reductions for tax positions of prior years	—	(2,838)
Reductions due to settlement	—	(212)
Reductions due to statute expiration	—	(702)
Balance at end of year	$643	$625

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  At August 31, 2017, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2013.  The Company anticipates that the results of any examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a negligible increase to a decrease of $0.6 million depending on the timing and terms of the examination resolutions.
13.  Stockholders’ Equity (Deficit)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2017, 0.8 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, RSUs and other share-based awards.  At August 31, 2017, 6.5 million shares were available for grant under the 2006 Plan.  The Company grants stock options to employees with a seven-year term and a three-year vesting period and grants RSUs to employees with a minimum full vesting period of three years.  The Company grants stock options to its Board of Directors with a seven-year term and one-year vesting period and also grants RSUs to its Board of Directors that vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2017, 2016 and 2015 was $3.9 million, $3.8 million and $3.5 million, respectively, net of related income tax benefits of $1.3 million, $1.2 million and $1.0 million, respectively.  At August 31, 2017, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $7.5 million and is expected to be recognized over a weighted average period of 1.9 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal years 2017, 2016 and 2015.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

The per share weighted average fair value of stock options granted during 2017, 2016 and 2015 was $6.65,  $8.23 and $8.83, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2017	2016	2015
Expected term (years)	5.3	5.3	5.0
Expected volatility	34%	34%	34%
Risk-free interest rate	2.0%	1.4%	1.3%
Expected dividend yield	2.2%	1.5%	1.2%

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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2017, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2016	2,334	$18.37
Granted	670	25.26
Exercised	(292)	10.74
Forfeited or expired	(176)	27.74
Outstanding at August 31, 2017	2,536	$20.42	3.92	$13,501

Exercisable at August 31, 2017	1,632	$16.88	2.77	$13,501

Proceeds from the exercise of stock options for fiscal years 2017, 2016 and 2015 were $2.7 million, $3.8 million and $18.7 million, respectively. The total intrinsic value of options exercised during the years ended August 31, 2017, 2016 and 2015 was $4.6 million, $18.9 million and $21.8 million, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2017 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2016	92	$28.90
Granted	49	28.88
Vested	(17)	29.36
Forfeited	(29)	29.65
Outstanding at August 31, 2017	95	$26.64

The aggregate fair value of RSUs that vested during the fiscal years ended August 31, 2017, 2016 and 2015 was $0.5 million, $0.4 million and $1.1 million, respectively.

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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

through the ASR transactions described above, during the fiscal year 2015, approximately 4.2 million shares were repurchased for a total cost of $123.8 million, resulting in an average price per share of $29.46.

In August 2015, the Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $145.0 million of its outstanding shares of common stock through August 31, 2016.  The Board of Directors further extended the share repurchase program effective May 2016, authorizing the purchase of up to an additional $155.0 million of the Company's outstanding shares of common stock through August 31, 2017.  During fiscal year 2016, approximately 5.2 million shares were repurchased for a total cost of $148.3 million, resulting in an average price per share of $28.48.

In October 2016, the Board of Directors increased the authorization under the share repurchase program by $40.0 million. During fiscal year 2017, approximately 6.7 million shares were repurchased for a total cost of $172.9 million, resulting in an average price per share of $25.71.  In August 2017, the Board of Directors approved an incremental $160.0 million share repurchase authorization of the Company's outstanding shares of common stock through August 31, 2018. The total remaining amount authorized under the share repurchase program, as of August 31, 2017, was $160.0 million.

Share repurchases will be made from time to time in the open market or otherwise, including through an ASR transaction, under the terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions. The share repurchase program may be extended, modified, suspended or discontinued at any time.  We plan to fund the share repurchase program from existing cash on hand at August 31, 2017, cash flows from operations and borrowings under our 2016 Variable Funding Notes.

Dividends

In August 2014, the Company initiated a quarterly cash dividend program and paid a quarterly dividend of $0.09 per share of common stock, totaling $18.8 million for fiscal year 2015, and paid a quarterly dividend of $0.11 per share of common stock, totaling $21.3 million for fiscal year 2016.  For fiscal year 2017, the Company paid a quarterly dividend of $0.14 per share of common stock, totaling $24.1 million. Subsequent to the end of fiscal year 2017, the Company declared a quarterly dividend of $0.16 per share of common stock to be paid to stockholders of record as of the close of business on November 8, 2017, with a payment date of November 17, 2017.  The future declaration of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.
14.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service and income.  The Company’s contributions during fiscal years 2017, 2016 and 2015 were $1.9 million, $1.8 million and $1.6 million, respectively.

The Company has short-term and long-term cash incentive plans (the “Incentive Plans”) that apply to certain employees, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals are met, a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $8.3 million, $13.4 million and $12.4 million during fiscal years 2017, 2016 and 2015, respectively.
15.  Commitments and Contingencies

Payment Card Breach

On September 18, 2017, the Company was informed by its payment card processor that there appeared to be suspicious activity involving credit and debit cards used at certain Sonic Drive-In locations. Upon learning of the suspicious activity, the Company immediately contacted and began working with law enforcement to investigate the matter. At the same time, the Company immediately launched its own investigation with the help of experienced third-party forensics firms. On October 4, 2017, the Company issued a public statement notifying guests and the public that it had discovered that credit and debit card numbers

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015
(In thousands, except per share data)

may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. The Company’s investigation is ongoing, and the Company continues to work closely with experienced third-party forensics firms and law enforcement officials to further investigate this matter.

Subsequent to September 18, 2017, the Company incurred costs associated with this payment card breach, including legal fees, investigative fees and costs of communications with customers. In addition, payment card companies may issue assessments for card replacement and card issuer losses alleged to be associated with the payment card breach, as well as fines and penalties relating to the payment card breach. The Company expects that certain of such costs and assessments will be covered under the Company’s cyber liability insurance coverage.

Currently, the Company cannot reasonably estimate a loss or range of losses associated with resolution of the payment card networks’ expected claims for non-ordinary course operating expenses or any amounts associated with the networks’ expected claims for alleged card issuer losses and/or card replacement costs. A loss associated with resolving such claims is not reasonably estimable, in part because the Company has not yet received third-party card issuer loss reporting from the payment card networks and because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. The Company believes that it is possible that the ultimate amount to be paid on payment card network claims, to the extent not covered by, or in excess of the limits of, the Company’s cyber liability insurance, could be material to its results of operations in future periods. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

In addition, the Company expects to incur significant legal and other professional services expenses associated with the payment card breach in future periods. The Company will recognize these expenses as such services are received.

Litigation

The Company is involved in various legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business, operating results or financial condition.

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of August 31, 2017, the balance of the franchisee’s loan was $5.5 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2017, the amount remaining under these guaranteed lease obligations totaled $13.5 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2017, the Company had purchase obligations of approximately $151.8 million which primarily related to its estimated share of system commitments for food products.  The Company has excluded agreements that are cancelable without penalty.

16.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Total revenues	$129,551	$145,803	$100,158	$133,160	$123,990	$165,239	$123,568	$162,118
Income from operations	27,052	26,045	22,627	22,212	35,441	38,880	38,155	40,315
Net income (1)	$13,118	$12,458	$10,963	$10,819	$18,751	$15,353	$20,831	$25,437

Basic income per share (2)	$0.29	$0.25	$0.25	$0.22	$0.44	$0.32	$0.50	$0.54
Diluted income per share (2)	$0.28	$0.24	$0.25	$0.22	$0.44	$0.31	$0.50	$0.53
__________

(1)
For fiscal year 2017, includes the after tax loss of $0.6 million on refranchising transactions and the after tax gain of $2.4 million on the sale of investment in refranchised drive-in operations in the first quarter, the after tax gain of $4.3 million on refranchising transactions in the second quarter, the after tax gain of $0.4 million on refranchising transactions in the third quarter and the after tax gain of $0.1 million on refranchising transactions, after tax restructuring charges of $1.1 million and the after tax gain on the sale of real estate of $3.0 million in the fourth quarter. For fiscal year 2016, includes the after tax gain on the sale of real estate of $1.2 million and a tax benefit of $0.6 million from the retroactive reinstatement of the Work Opportunity Tax Credit and resolution of income tax matters in the second quarter, the $5.7 million after tax loss from early extinguishment of debt in the third quarter and the after tax gain on refranchising transactions of $0.7 million and the FIN 48 release of income tax credits and deductions of $3.0 million in the fourth quarter.

(2)	The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfers) Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts and notes receivable
Fiscal years ended:
August 31, 2017	$1,041	113	(23)	—	$1,131
August 31, 2016	$1,105	(53)	(13)	2	$1,041
August 31, 2015	$1,771	(81)	(601)	16	$1,105

Accrued liability for drive-in closings and disposals
Fiscal years ended:
August 31, 2017	$611	178	(243)	(14)	$532
August 31, 2016	$807	208	(376)	(28)	$611
August 31, 2015	$871	367	(422)	(9)	$807

See accompanying Report of Independent Registered Pubic Accounting Firm.
໿

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of October, 2017.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman of the Board of Directors,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors, Chief Executive Officer and President	October 27, 2017
J. Clifford Hudson, Principal Executive Officer

/s/ Claudia S. San Pedro	Executive Vice President and Chief Financial Officer	October 27, 2017
Claudia S. San Pedro, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Chief Accounting Officer	October 27, 2017
Michelle E. Britten, Principal Accounting Officer

/s/ Tony D. Bartel	Director	October 27, 2017
Tony D. Bartel

/s/ R. Neal Black	Director	October 27, 2017
R. Neal Black

/s/ Steven A. Davis	Director	October 27, 2017
Steven A. Davis

/s/ Lauren R. Hobart	Director	October 27, 2017
Lauren R. Hobart

/s/ Kate S. Lavelle	Director	October 27, 2017
Kate S. Lavelle

/s/ J. Larry Nichols	Director	October 27, 2017
J. Larry Nichols

/s/ Federico F. Peña	Director	October 27, 2017
Federico F. Peña

/s/ Frank E. Richardson	Director	October 27, 2017
Frank E. Richardson

/s/ Jeffrey H. Schutz	Director	October 27, 2017
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 27, 2017
Kathryn L. Taylor

/s/ Susan E. Thronson	Director	October 27, 2017
Susan E. Thronson

EXHIBIT INDEX

Exhibit Number and Description

21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
໿