Form 10-Q
period 2017-11-30
SONIC CORP
filed 2018-01-08
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 3, 2018, approximately 38,458,052 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	November 30, 2017	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,532	$22,340
Restricted cash	14,808	19,736
Accounts and notes receivable, net	35,844	33,758
Prepaid expenses and other current assets	12,531	13,350
Total current assets	86,715	89,184
Noncurrent restricted cash	41,382	42,120
Notes receivable, net	10,905	9,801
Property, equipment and capital leases	618,426	616,001
Less accumulated depreciation and amortization	(312,519)	(303,621)
Property, equipment and capital leases, net	305,907	312,380

Goodwill	75,756	75,756
Debt origination costs, net	2,274	2,439
Other assets, net	29,974	30,064
Total assets	$552,913	$561,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,911	$9,213
Franchisee deposits	662	1,093
Accrued liabilities	31,570	44,846
Income taxes payable	1,784	—
Current maturities of long-term debt and capital leases	3,061	3,464
Total current liabilities	47,988	58,616
Obligations under capital leases due after one year	15,573	16,167
Long-term debt, net	666,600	628,116
Deferred income taxes	40,407	40,101
Other non-current liabilities	19,625	20,502
Total non-current liabilities	742,205	704,886
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2017)	1,183	1,183
Paid-in capital	234,603	236,895
Retained earnings	939,204	934,017
Treasury stock, at cost; 79,539 shares (78,081 shares at August 31, 2017)	(1,412,270)	(1,373,853)
Total stockholders’ deficit	(237,280)	(201,758)
Total liabilities and stockholders’ deficit	$552,913	$561,744

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended November 30,
	2017	2016
Revenues:
Company Drive-In sales	$62,540	$87,152
Franchise Drive-Ins:
Franchise royalties and fees	40,778	40,139
Lease revenue	1,684	1,381
Other	426	879
Total revenues	105,428	129,551

Costs and expenses:
Company Drive-Ins:
Food and packaging	17,713	24,116
Payroll and other employee benefits	22,774	31,766
Other operating expenses, exclusive of depreciation and amortization included below	13,579	19,426
Total cost of Company Drive-In sales	54,066	75,308

Selling, general and administrative	19,769	19,754
Depreciation and amortization	9,366	10,277
Other operating income, net	(221)	(2,840)
Total costs and expenses	82,980	102,499
Income from operations	22,448	27,052

Interest expense	7,675	7,189
Interest income	(382)	(494)
Net interest expense	7,293	6,695

Income before income taxes	15,155	20,357
Provision for income taxes	3,725	7,239
Net income	$11,430	$13,118

Basic income per share	$0.29	$0.29
Diluted income per share	$0.29	$0.28

Cash dividends declared per common share	$0.16	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended November 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,430	$13,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,366	10,277
Stock-based compensation expense	970	1,073
Other	343	(3,028)
Change in operating assets and liabilities:
(Increase) decrease in restricted cash	5,016	7,472
(Increase) decrease in accounts receivable and other assets	3,703	1,391
Increase (decrease) in accounts payable	1,065	3,284
Increase (decrease) in accrued and other liabilities	(12,175)	(19,361)
Increase (decrease) in income taxes	3,358	5,005
Total adjustments	11,646	6,113
Net cash provided by operating activities	23,076	19,231

Cash flows from investing activities:
Purchases of property and equipment	(4,055)	(14,845)
Proceeds from sale of assets	685	10,826
Proceeds from sale of investment in refranchised drive-in operations	—	6,958
(Increase) decrease in notes receivable	(6,444)	3,479
Other	361	799
Net cash provided by (used in) investing activities	(9,453)	7,217

Cash flows from financing activities:
Purchases of treasury stock	(42,735)	(49,096)
Payment of dividends	(6,227)	(6,345)
Payments on debt	(22,000)	(1,062)
Proceeds from borrowings	60,000	—
Proceeds from exercise of stock options	959	29
Other	(2,428)	(976)
Net cash used in financing activities	(12,431)	(57,450)

Net increase (decrease) in cash and cash equivalents	1,192	(31,002)
Cash and cash equivalents at beginning of period	22,340	72,092
Cash and cash equivalents at end of period	$23,532	$41,090

Supplemental cash flow information
Cash paid during the period for:
Interest	$7,088	$6,700
Income taxes (net of refunds)	61	2,514
Non-cash investing and financing activities:
Net additions to capital lease obligations	$14	$1,433
Change in obligation to acquire treasury stock	(1,942)	1,458
Stock options exercised by swap	4,592	—
Tax benefit related to exercise of stock awards	1,714	—

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2017, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and a number of Company Drive-Ins in which a subsidiary has a controlling ownership interest.  All intercompany accounts and transactions have been eliminated.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  Further, the FASB has issued clarifying guidance with ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-08 provides guidance for evaluating when another party, along with the entity, is involved in providing a good or service to a customer.  ASU No. 2016-10 clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. ASU No. 2016-20 provides corrections or improvements to issues that affect narrow aspects of the guidance.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” The update was issued to provide more decision-useful information about the expected credit losses on financial instruments. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for fiscal year 2021, with early adoption permitted for fiscal years beginning after December 15, 2018. The update should be adopted using a modified-retrospective approach. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The update is effective for fiscal year 2019. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.
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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended November 30,
	2017	2016
Numerator:
Net income	$11,430	$13,118

Denominator:
Weighted average common shares outstanding– basic	39,327	45,720
Effect of dilutive employee stock options and unvested restricted stock units	558	823
Weighted average common shares outstanding – diluted	39,885	46,543

Net income per common share – basic	$0.29	$0.29
Net income per common share – diluted	$0.29	$0.28

Anti-dilutive securities excluded (1)	1,288	821
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

During the first three months of fiscal year 2018, approximately 1.7 million shares were repurchased for a total cost of $40.8 million, resulting in an average price per share of $24.51. The total remaining authorized under the share repurchase program as of November 30, 2017 was $119.2 million.

Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

4.	Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended November 30,
	2017	2016
Provision for income taxes	$3,725	$7,239
Effective income tax rate	24.6%	35.6%

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

The lower effective tax rate in the first quarter of fiscal year 2018 was primarily attributable to the recognition of excess tax benefits related to stock option exercises. Excess tax benefits in the amount of $1.7 million were recognized in the consolidated statements of income as a component of the provision for income taxes during the first quarter of fiscal year 2018, resulting in a favorable effective tax rate impact of 11%.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("H.R. 1") was signed into law, significantly impacting several sections of the Internal Revenue Code. The Company is currently analyzing the impact of these changes; therefore, an estimate of the impact to income taxes is not yet available. The Company will remeasure all deferred tax assets and liabilities as of December 22, 2017, based on the provisions of H.R. 1, which include a reduction in the federal statutory tax rate from 35% to 21%. The impact of the remeasurement will be recorded in the second quarter. In addition to the reduction of the federal statutory tax rate, the H.R. 1 provisions currently being analyzed as having an impact on the Company's effective tax rate in fiscal years 2018 and 2019 include, but are not limited to, the following:

Changes effective fiscal year 2018 and future years:

•	Bonus depreciation expensing - increased from 50% to 100% for qualified property placed in service after September 27, 2017 and before 2023

•	Impact of H.R. 1 on state income taxes

Changes effective fiscal year 2019 and future years:

•	Interest expense limitations - net interest expense deduction is limited to 30% of adjusted taxable income

•	Repealed the tax deduction for qualified domestic production income

•	Employee compensation to covered employees (CEO and CFO plus next three highest compensated officers) in excess of $1 million is non-deductible.

The Company continues to work through all aspects of H.R. 1 to determine the impact on the Company’s financial statements.

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	November 30, 2017	August 31, 2017
Current accounts and notes receivable:
Royalties and other trade receivables	$15,842	$19,571
Notes receivable from franchisees	1,972	1,441
Receivables from system funds	11,540	6,360
Other	7,416	7,475
Accounts and notes receivable, gross	36,770	34,847
Allowance for doubtful accounts and notes receivable	(926)	(1,089)
Current accounts and notes receivable, net	$35,844	$33,758

Noncurrent notes receivable:
Receivables from franchisees	$7,723	$6,810
Receivables from system funds	3,228	3,033
Allowance for doubtful notes receivable	(46)	(42)
Noncurrent notes receivable, net	$10,905	$9,801

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

Litigation

As reported in the Annual Report on Form 10-K for the year ended August 31, 2017, the Company was named as a defendant in five purported class action complaints related to a payment card breach at certain Sonic Drive-Ins. The Company has since been named as a defendant in four additional purported class action complaints filed on October 9, 2017, in the United States District Court for the Northern District of Ohio, on November 3, 2017, in the United States District Court for the Northern District of Texas, on November 13, 2017, in the United States District Court for the District of Arizona, and on December 17, 2017, in the Northern District of Illinois (the nine actions are collectively referred to as the “Litigation”). Each of these complaints asserts various claims related to the Company’s alleged failure to safeguard customer credit card information, and the plaintiffs seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Litigation has since been centralized in the Northern District of Ohio for coordinated or consolidated pretrial proceedings. The Company believes it has meritorious defenses to the Litigation and intends to vigorously oppose the claims asserted in the complaints. We cannot reasonably estimate the range of potential losses that may be associated with the Litigation because of the early stage of each lawsuit. We also cannot assure you that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, we currently believe it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the Litigation, will be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

The Company is involved in various other legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all such other claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of November 30, 2017, the balance of the franchisee’s loan was $5.5 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of November 30, 2017, the amount remaining under these guaranteed lease obligations totaled $14.1 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $70.9 million at November 30, 2017 and $73.9 million at August 31, 2017.  This fair value is estimated using Level 1 inputs.

At November 30, 2017 and August 31, 2017, the fair value of the Company’s Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and, together with the 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying value, including accrued interest, of $578.2 million.  At November 30, 2017 the fair value of the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the Fixed Rate Notes, the “Notes”) approximated the carrying value of $98.2 million, including accrued interest. At August 31, 2017 the 2016 Variable Funding Notes had $60.1 million balance. The fair value of the Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

8.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The gain is reflected in other operating income, net, on the condensed consolidated statement of income.

9.	Refranchising Initiative

The Company completed a refranchising initiative in fiscal year 2017. During the first quarter of fiscal year 2017, 56 Company Drive-Ins were refranchised, and the Company retained a non-controlling minority investment in the franchise operations. Income from minority investments is included in other revenue on the condensed consolidated statements of income. The gains and losses below are recorded in other operating income, net, on the condensed consolidated statement of income.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

Three months ended November 30, 2016
Number of refranchised Company Drive-Ins	56

Proceeds from sales of Company Drive-Ins	$8,950

Assets sold, net of retained minority investment (1)	(5,461)
Initial lease payments for real estate option (2)	(3,810)
Goodwill related to sales of Company Drive-Ins	(377)
Loss on assets held for sale	(259)
Refranchising initiative losses, net	$(957)
_______________

(1)	Net assets sold consisted primarily of equipment.

(2)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, the Company entered into a direct financing lease which included an option for the franchisee to purchase the real estate within the next 24 months. In accordance with lease accounting requirements, because the exercise of this option could occur at any time within 24 months, the portion of the proceeds from the refranchising attributable to the fair value of the option was applied as the initial minimum lease payment for the real estate. The franchisee exercised the option in the last six months of fiscal year 2017. Until the option was fully exercised, the franchisee made monthly lease payments which were included in other operating income, net of sub-lease expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Sonic Corp.,” “the Company,” “we,” “us” and “our” refer to Sonic Corp. and its subsidiaries.
Overview

System same-store sales decreased 1.7% during the first quarter of fiscal year 2018 as compared to a decrease of 2.0% for the same period last year. Same-store sales at Company Drive-Ins decreased 3.2% during the first quarter of fiscal year 2018 as compared to a decrease of 2.4% for the same period last year.  The same-store sales decreases reflect a decline in traffic, driven by sluggish consumer spending in the restaurant industry and aggressive competitive activity, as well as adverse weather in the quarter. We continue to execute on our long-term strategies, including new technology, people initiatives, product innovation, personalized service, targeted value promotions and our fully integrated media strategy.  All of these initiatives fuel Sonic’s growth strategy, which incorporates same-store sales growth, new drive-in development and deployment of cash.  Same-store sales growth is the most important layer and drives operating leverage and increased operating cash flows.

Revenues decreased to $105.4 million for the first quarter of fiscal year 2018 from $129.6 million for the same period last year, due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins during fiscal year 2017, as part of our initiative to move toward an approximately 95%-franchised system. To a lesser degree the decline in revenues is also attributed to decreased same-store sales. Restaurant margins at Company Drive-Ins were unfavorable by 10 basis points during the first quarter of fiscal year 2018 as compared to the same period last year, reflecting commodity cost inflation and the de-leveraging impact of same-stores sales decreases, offset by the impact of refranchising underperforming drive-ins.

First quarter results for fiscal year 2018 reflected net income of $11.4 million or $0.29 per diluted share as compared to net income of $13.1 million or $0.28 per diluted share for the same periods last year.  Adjustments to net income are detailed below in Results of Operations.

The Company completed a refranchising initiative in fiscal year 2017. During the first quarter of fiscal year 2017, 56 Company Drive-Ins were refranchised, and the Company retained a non-controlling minority investment in the franchise operations. The Company recorded a loss of $1.0 million, which is included in other operating income, net, on the consolidated statement of income. For additional information on transactions associated with the refranchising initiative, see our Annual Report on Form 10-K for the year ended August 31, 2017.

໿

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the periods indicated as well as the system change in sales and average unit volume.  System information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues since franchisees pay royalties based on a percentage of sales.

System Performance ($ in thousands)

	Three months ended November 30,
	2017	2016

Increase (decrease) in total sales	(0.5)%	(0.9)%

System drive-ins in operation (1):
Total at beginning of period	3,593	3,557
Opened	5	14
Closed (net of re-openings)	(10)	(12)
Total at end of period	3,588	3,559

Average sales per drive-in	$298	$301

Change in same-store sales (2)	(1.7)%	(2.0)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Three months ended November 30,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Company Drive-In sales	$62,540	$87,152	$(24,612)	(28.2)%
Franchise Drive-Ins:
Franchise royalties	40,627	39,882	745	1.9%
Franchise fees	151	257	(106)	(41.2)%
Lease revenue	1,684	1,381	303	21.9%
Other	426	879	(453)	(51.5)%
Total revenues	$105,428	$129,551	$(24,123)	(18.6)%
໿

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the change in Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended November 30,
	2017	2016
Company Drive-In sales	$62,540	$87,152
Percentage increase (decrease)	(28.2)%	(16.1)%

Company Drive-Ins in operation (1):
Total at beginning of period	228	345
Opened	—	—
Sold to franchisees	—	(56)
Closed (net of re-openings)	—	(3)
Total at end of period	228	286

Average sales per Company Drive-In	$274	$270

Change in same-store sales (2)	(3.2)%	(2.4)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 3.2% for the first quarter of fiscal year 2018, as compared to a decrease of 2.4% for the same period last year, reflecting a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $24.6 million during the first quarter of fiscal year 2018 as compared to the same period last year. The decrease in Company Drive-In sales in the first quarter of fiscal year 2018 is primarily due to the sale of certain Company Drive-Ins to franchisees under the refranchising initiative in fiscal year 2017. Associated sales declines related to those divestitures for the first quarter of fiscal year 2018 are $23.3 million. The decrease in same-store sales resulted in sales declines for the same period of $2.0 million.

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

Franchise Information ($ in thousands)

	Three months ended November 30,
	2017	2016
Franchise Drive-In sales	$994,942	$975,782
Percentage increase	2.0%	0.7%

Franchise Drive-Ins in operation (1):
Total at beginning of period	3,365	3,212
Opened	5	14
Acquired from the company	—	56
Closed (net of re-openings)	(10)	(9)
Total at end of period	3,360	3,273

Average sales per Franchise Drive-In	300	304

Change in same-store sales (2)	(1.6)%	(2.0)%

Franchising revenues (3)	$42,462	$41,520
Percentage increase	2.3%	—%

Effective royalty rate (4)	4.08%	4.09%
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

Same-store sales for Franchise Drive-Ins decreased 1.6% for the first quarter of fiscal year 2018 as compared to a decrease of 2.0% for the same period last year, reflecting a decrease in traffic due to sluggish consumer spending in the restaurant industry and aggressive competitive activity.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues increased $0.9 million, or 2.3%, for the first quarter of fiscal year 2018, compared to the same period last year.  Franchise royalties were positively impacted by an increase in royalties related to franchisee acquisitions of Company Drive-ins and net new unit growth, partially offset by the decrease in same-store sales.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended November 30,		Percentage Points Increase (Decrease)
	2017	2016
Costs and expenses
Company Drive-Ins:
Food and packaging	28.3%	27.7%	0.6
Payroll and other employee benefits	36.4	36.4	—
Other operating expenses	21.8	22.3	(0.5)
Cost of Company Drive-In sales	86.5%	86.4%	0.1

Drive-in level margins at Company Drive-Ins were unfavorable by 10 basis points during the first quarter of fiscal year 2018.  Food and packaging costs were unfavorable by 60 basis points during the first quarter of fiscal year 2018 as a result of commodity cost inflation and a higher level of discounting as compared to the prior year period.  Payroll and other employee benefits were flat for the first quarter of fiscal year 2018, reflecting the de-leveraging impact of same-store sales offset by lower variable compensation and the impact of refranchising underperforming drive-ins. Other operating expenses were favorable by 50 basis points during the first quarter of fiscal year 2018, driven by the impact of refranchising underperforming drive-ins and more effective management of operating expenses.

Selling, General and Administrative (“SG&A”).  SG&A expenses were flat at $19.8 million for the first quarter of fiscal year 2018, as compared to the same period last year.

Depreciation and Amortization.  Depreciation and amortization decreased $0.9 million, or 8.9%, to $9.4 million in the first quarter of fiscal year 2018, as compared to the same period last year.  This is primarily attributable to a decrease in Company assets related to the refranchising of certain Company Drive-Ins in the first half of fiscal year 2017, disposition of real estate in the last quarter of fiscal year 2017 and assets that fully depreciated in the prior fiscal year, partially offset by an increase in technology assets.

Net Interest Expense.  Net interest expense increased $0.6 million, or 8.9%, to $7.3 million for the first quarter of fiscal year 2018, as compared to the same period last year.  The increase is due to the net borrowings on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes”) during the first quarter of fiscal year 2018, as compared to no net borrowings on the 2016 Variable Funding Notes in the same period last year. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2017.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 24.6% for the first quarter of fiscal 2018 as compared to 35.6% for the same period in 2017. The lower effective income tax rate during the first quarter of fiscal year 2018 was due primarily to the recognition of excess tax benefits related to stock option exercises. Excess tax benefits in the amount of $1.7 million were recognized in the consolidated statements of income as a component of the provision for income taxes during the first quarter of fiscal year 2018, resulting in a favorable effective tax rate impact of 11%. Our tax rate may continue to vary significantly from quarter to quarter depending on the timing of stock option exercises and dispositions by option-holders and as circumstances on other tax matters change.

On December 22, 2017, the “Tax Cuts and Jobs Act” ("H.R. 1") was signed into law, significantly impacting several sections of the Internal Revenue Code.  In the second quarter of fiscal year 2018, we will remeasure all deferred tax assets and liabilities as of the date of enactment to account for the reduction in the federal statutory tax rate from 35% to 21%.  Based on our fiscal year, the federal statutory tax rate will be a blended rate of 25.7% for fiscal year 2018. The new rate of 21% will apply to us as of September 1, 2018. In addition, we are currently analyzing the impact of the other changes to the effective tax rate as discussed in note 4 - Income taxes, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

Non-GAAP Adjustments. Excluding the non-GAAP adjustments further described below, net income for the first quarter of fiscal year 2018 increased 5% and diluted earnings per share for the quarter increased 25%.

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

(In thousands, except per share amounts)

	Three months ended November 30, 2017		Three months ended November 30, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$11,430	$0.29	$13,118	$0.28
Payment card breach expense (1)	642	0.02	—	—
Tax impact on payment card breach expense (2)	(245)	(0.01)	—	—
Net loss on refranchising transactions (3)	—	—	957	0.02
Tax impact on refranchising transactions (4)	—	—	(340)	(0.01)
Gain on sale of investment in refranchised drive-in operations (5)	—	—	(3,795)	(0.08)
Tax impact on sale of investment in refranchised drive-in operations (4)	—	—	1,350	0.03
Adjusted - Non-GAAP	$11,827	$0.30	$11,290	$0.24
________________

(1)	Costs include legal fees, investigative fees and costs related to customer response, reflected in selling, general and administrative on the condensed consolidated statement of income.

(2)	Tax impact during the period at a consolidated blended statutory tax rate of 38.2%.

(3)
During the first quarter of fiscal year 2017, we completed two transactions to refranchise the operations of 56 Company Drive-Ins, reflected in other operating income, net on the condensed consolidated statement of income.

(4)	Tax impact during the period at an effective tax rate of 35.6%.

(5)
Gain on sale of investment in refranchised drive-ins is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the condensed consolidated statements of income.

໿

Financial Position

Total assets decreased $8.8 million, or 1.6%, to $552.9 million during the first three months of fiscal year 2018 from $561.7 million at the end of fiscal year 2017.  The decrease in total assets was driven by a decrease in restricted cash related to the timing of royalty payments and a decrease in net property, equipment and capital leases, primarily driven by depreciation, partially offset by purchases of property, equipment and technology. Additionally, there was an increase in accounts and notes receivable, primarily related to short-term notes extended to the system funds and franchisees, partially offset by a decrease in royalties receivable related to the reduction in sales as compared to the prior fiscal year end period.

Total liabilities increased $26.7 million, or 3.5%, to $790.2 million during the first three months of fiscal year 2018 from $763.5 million at the end of fiscal year 2017.  The increase was primarily attributable to the $38.0 million net borrowings on the 2016 Variable Funding Notes. This was partially offset by a decrease of $13.2 million in accrued liabilities, which is mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2017.

Total stockholders’ deficit increased $35.5 million, or 17.6%, to a deficit of $237.3 million during the first three months of fiscal year 2018 from a deficit of $201.8 million at the end of fiscal year 2017.  This increase was primarily attributable to $40.8 million in purchases of common stock during the first three months of the fiscal year and the payment of $6.2 million in dividends, partially offset by current-year earnings of $11.4 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $3.9 million to $23.1 million for the first three months of fiscal year 2018 as compared to $19.2 million for the same period in fiscal year 2017.  The increase was due to changes in working capital, primarily related to higher incentive compensation paid in the prior fiscal year period, as well as the timing of payments for operational, payroll and tax transactions.

Investing Cash Flows.  Net cash used in investing activities was $9.5 million for the first three months of fiscal year 2018 as compared to net cash provided by investing activities of $7.2 million for the same period in fiscal year 2017.  During the first three months of fiscal year 2017, we received $17.8 million in proceeds as a result of the sale of assets related to stores sold to franchisees as part of the refranchising initiative and the sale of investment in refranchised drive-in operations. Additionally, we had decreased investments in property and equipment of $10.8 million, mainly due to a $6.7 million decrease related to the timing of rebuilds, relocations and remodels of existing drive-ins. This was offset by an increase in notes receivable of $9.9 million, related to short-term notes extended in the current period to the system funds and franchisees as compared to repayments on notes by franchisees in the prior year period.

The table below outlines our use of cash in millions for investments in property and equipment for the first three months of fiscal year 2018:

Brand technology investments	$2.3
Newly constructed drive-ins leased or sold to franchisees	0.8
Purchase and replacement of equipment and technology	0.7
Rebuilds, relocations and remodels of existing drive-ins	0.3
Total investments in property and equipment	$4.1

Financing Cash Flows.  Net cash used in financing activities decreased $45.1 million to $12.4 million for the first three months of fiscal year 2018, as compared to $57.5 million for the same period in fiscal year 2017.  The current-year period includes net borrowings of $38.0 million and a reduction in purchases of treasury stock of $6.4 million. For additional information on long-term debt, see our Annual Report on Form 10-K for the year ended August 31, 2017.

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

During the first three months of fiscal year 2018, approximately 1.7 million shares were repurchased for a total cost of $40.8 million, resulting in an average price per share of $24.51. The total remaining authorized under the share repurchase program as of November 30, 2017 was $119.2 million.

As of November 30, 2017, our total cash balance of $79.7 million ($23.5 million of unrestricted and $56.2 million of restricted cash balances) reflected the impact of the cash generated from operating activities, 2016 Variable Funding Notes borrowing proceeds and repayments, cash used for share repurchases, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.
Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

On October 4, 2017, the Company issued a public statement notifying guests that it had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. As we reported in our Annual Report on Form 10-K for the year ended August 31, 2017, the Company was named as a defendant in five purported class action complaints. The Company has since been named as a defendant in four additional purported class action complaints filed on October 9, 2017, in the United States District Court for the Northern District of Ohio, on November 3, 2017, in the United States District Court for the Northern District of Texas, on November 13, 2017, in the United States District Court for the District of Arizona, and on December 17, 2017, in the Northern District of Illinois (the nine actions are collectively referred to as the “Litigation”). Each of these complaints asserts various claims related to the Company’s alleged failure to safeguard customer credit card information, and the plaintiffs seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Litigation has since been centralized in the Northern District of Ohio for coordinated or consolidated pretrial proceedings. The Company believes it has meritorious defenses to the Litigation and intends to vigorously oppose the claims asserted in the complaints. We cannot reasonably estimate the range of potential losses that may be associated with the Litigation because of the early stage of each lawsuit. We also cannot assure you that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, we currently believe it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the Litigation, will be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the first quarter of fiscal year 2017 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
September 1, 2017 through September 30, 2017	666	$23.88	666	$144,089
October 1, 2017 through October 31, 2017	631	25.06	631	128,286
November 1, 2017 through November 30, 2017	367	24.70	367	119,208
Total	1,664		1,664
__________________

(1)
In August 2017, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $160.0 million of its outstanding shares of common stock through August 31, 2018.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to note 3 – Share Repurchase Program of the notes to the condensed consolidated financial statements for additional information.

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

Date:  January 8, 2018

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