Form 10-Q
period 2018-02-28
SONIC CORP
filed 2018-04-03
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of March 28, 2018, approximately 37,154,893 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	February 28, 2018	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,238	$22,340
Restricted cash	10,367	19,736
Accounts and notes receivable, net	32,073	33,758
Prepaid expenses	11,809	5,455
Other current assets	3,523	7,895
Total current assets	122,010	89,184
Noncurrent restricted cash	8,729	42,120
Notes receivable, net	14,128	9,801
Property, equipment and capital leases	621,930	616,001
Less accumulated depreciation and amortization	(311,807)	(303,621)
Property, equipment and capital leases, net	310,123	312,380

Goodwill	75,733	75,756
Debt origination costs, net	1,407	2,439
Other assets, net	29,406	30,064
Total assets	$561,536	$561,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,569	$9,213
Franchisee deposits	705	1,093
Accrued liabilities	34,719	44,846
Current maturities of long-term debt and capital leases	2,586	3,464
Total current liabilities	48,579	58,616
Obligations under capital leases due after one year	14,283	16,167
Long-term debt, net	706,534	628,116
Deferred income taxes	26,205	40,101
Other non-current liabilities	18,670	20,502
Total non-current liabilities	765,692	704,886
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2017)	1,183	1,183
Paid-in capital	235,088	236,895
Retained earnings	952,708	934,017
Treasury stock, at cost; 80,638 shares (78,081 shares at August 31, 2017)	(1,441,714)	(1,373,853)
Total stockholders’ deficit	(252,735)	(201,758)
Total liabilities and stockholders’ deficit	$561,536	$561,744

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Revenues:
Company Drive-In sales	$53,090	$64,286	$115,630	$151,438
Franchise Drive-Ins:
Franchise royalties and fees	33,737	34,328	74,515	74,467
Lease revenue	1,401	1,675	3,085	3,056
Other	(126)	(131)	300	748
Total revenues	88,102	100,158	193,530	229,709

Costs and expenses:
Company Drive-Ins:
Food and packaging	14,601	17,616	32,314	41,732
Payroll and other employee benefits	21,083	25,332	43,857	57,098
Other operating expenses, exclusive of depreciation and amortization included below	11,370	14,278	24,949	33,704
Total cost of Company Drive-In sales	47,054	57,226	101,120	132,534

Selling, general and administrative	16,846	18,296	36,615	38,050
Depreciation and amortization	9,560	9,734	18,926	20,011
Other operating income, net	(272)	(7,725)	(493)	(10,565)
Total costs and expenses	73,188	77,531	156,168	180,030
Income from operations	14,914	22,627	37,362	49,679

Interest expense	8,138	7,227	15,813	14,416
Interest income	(455)	(262)	(837)	(756)
Loss from debt transactions	1,310	—	1,310	—
Net interest expense	8,993	6,965	16,286	13,660

Income before income taxes	5,921	15,662	21,076	36,019
Provision for income taxes	(13,686)	4,699	(9,961)	11,938
Net income	$19,607	$10,963	$31,037	$24,081

Basic income per share	$0.51	$0.25	$0.80	$0.54
Diluted income per share	$0.51	$0.25	$0.79	$0.53

Cash dividends declared per common share	$0.16	$0.14	$0.32	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended February 28,
	2018	2017
Cash flows from operating activities:
Net income	$31,037	$24,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,926	20,011
Stock-based compensation expense	2,071	1,802
Loss from debt transactions	1,310	—
Provision (benefit) for deferred income taxes	(13,895)	(355)
Other	691	(9,617)
Change in operating assets and liabilities:
(Increase) decrease in restricted cash	10,072	7,159
(Increase) decrease in accounts receivable and other assets	2,220	4,621
Increase (decrease) in accounts payable	1,444	(941)
Increase (decrease) in accrued and other liabilities	(8,895)	(15,605)
Increase (decrease) in income taxes	(5,365)	(3,581)
Total adjustments	8,579	3,494
Net cash provided by operating activities	39,616	27,575

Cash flows from investing activities:
Purchases of property and equipment	(18,163)	(27,772)
Proceeds from sale of assets	4,990	27,073
Proceeds from sale of investment in refranchised drive-in operations	—	8,354
Issuance of notes receivable	(11,648)	(944)
Collections on notes receivable	4,868	7,934
Other	366	4,589
Net cash provided by (used in) investing activities	(19,587)	19,234

Cash flows from financing activities:
Purchases of treasury stock	(73,003)	(97,318)
Payment of dividends	(12,322)	(12,431)
Payments on debt	(171,000)	(4,416)
Proceeds from borrowings	253,000	29,000
Restricted cash for securitization obligations	32,688	332
Debt issuance costs and prepayment premiums	(5,116)	(10)
Proceeds from exercise of stock options	1,635	1,792
Other	(4,013)	(1,960)
Net cash provided by (used in) financing activities	21,869	(85,011)

Net increase (decrease) in cash and cash equivalents	41,898	(38,202)
Cash and cash equivalents at beginning of period	22,340	72,092
Cash and cash equivalents at end of period	$64,238	$33,890

Supplemental cash flow information
Cash paid during the period for:
Interest	$14,296	$13,410
Income taxes (net of refunds)	9,299	15,857
Non-cash investing and financing activities:
Net additions to capital lease obligations	$97	$1,433
Change in obligation to acquire treasury stock	(1,521)	215
Stock options exercised by swap	2,697	—

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
The Company plans to adopt the standards in the first quarter of fiscal year 2019 using the cumulative effect transition method.  The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees, nor will it have a material impact to the recognition of gift card breakage. The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees is not expected to be material to total revenue. The Company continues to evaluate the effect this pronouncement will have on principal versus agent considerations, other transactions, the financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new standard, which replaces existing lease guidance, requires lessees to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Accounting guidance for lessors is largely unchanged. In January 2018, the FASB issued ASU No. 2018-01. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of 2016-02 and that were not accounted for as leases under previous lease guidance. The standard is effective for fiscal year 2020, with early application permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” The update was issued to provide more decision-useful information about the expected credit losses on financial instruments. The update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for fiscal year 2021, with early adoption permitted for fiscal years beginning after December 15, 2018. The update should be adopted using a modified-retrospective approach. The Company is currently evaluating the effect this update will have on its financial statements and related disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash." The update requires that restricted cash balances be included in the beginning and ending cash balance within the statement of cash flows. The update is effective for fiscal year 2019. The amendments should be adopted on a retrospective basis for each period presented, and early adoption is permitted. The adoption will increase the beginning and ending cash balance within the Company's statement of cash flows by its restricted cash balances and will require a new disclosure to reconcile the cash balances within the statement of cash flows to the balance sheets. The Company does not expect any other material impacts to its financial statements.
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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Numerator:
Net income	$19,607	$10,963	$31,037	$24,081

Denominator:
Weighted average common shares outstanding– basic	38,284	43,794	38,806	44,757
Effect of dilutive employee stock options and unvested restricted stock units	413	756	485	790
Weighted average common shares outstanding – diluted	38,697	44,550	39,291	45,547

Net income per common share – basic	$0.51	$0.25	$0.80	$0.54
Net income per common share – diluted	$0.51	$0.25	$0.79	$0.53

Anti-dilutive securities excluded (1)	1,417	1,100	1,352	961
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

During fiscal year 2017, approximately 6.7 million shares were repurchased under the Company's share repurchase program for a total cost of $172.9 million, resulting in an average price per share of $25.71.  In August 2017, the Board of Directors approved an incremental $160.0 million share repurchase authorization of the Company's outstanding shares of common stock through August 31, 2018.

During the first six months of fiscal year 2018, approximately 2.8 million shares were repurchased for a total cost of $71.5 million, resulting in an average price per share of $25.20. The total remaining authorized under the share repurchase program as of February 28, 2018 was $88.5 million.

Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.

4.	Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Provision for income taxes	$(13,686)	$4,699	$(9,961)	$11,938
Effective income tax rate	(231.1)%	30.0%	(47.3)%	33.1%

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

The lower effective income tax rate during the second quarter and first six months of fiscal year 2018 was due primarily to the recognition of the impacts of the Tax Cuts and Jobs Act (“TCJA”) discussed below.

On December 22, 2017, the TCJA was signed into law, significantly impacting several sections of the Internal Revenue Code. The most significant impacts on the Company for fiscal year 2018 include:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35% to 21%. Because of our fiscal year end, the Company's statutory federal tax rate is 25.7% for fiscal year 2018 and 21% for fiscal year 2019 and thereafter.

•
The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (either 25.7% if in 2018 or 21.0% thereafter). The Company recognized a discrete benefit from the deferred tax remeasurement of approximately $14.1 million in the second quarter of fiscal year 2018.

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of the TCJA. Accordingly, we have reported the revaluation of our deferred tax assets and liabilities based on provisional amounts.

Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At February 28, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected Internal Revenue Service guidance intended to interpret the most complex provisions of the TCJA.

The difference between our U.S. federal statutory income tax rate and our effective income tax rate for the six months ended February 28, 2018 and 2017 is summarized below:

	Six months ended February 28, 2018	Six months ended February 28, 2017
U.S. federal statutory income tax rate	25.7%	35.0%
State income taxes, net of federal tax benefit	3.9%	2.9%
Federal tax benefit of statutory tax deduction	(1.5)%	(1.4)%
Employment related and other tax credits, net	(1.6)%	(1.7)%
Stock option excess tax benefit	(6.6)%	(2.1)%
Deferred tax revaluation	(67.0)%	—%
Other	(0.2)%	0.4%
Effective tax rate	(47.3)%	33.1%

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	February 28, 2018	August 31, 2017
Current accounts and notes receivable:
Royalties and other trade receivables	$15,591	$19,571
Notes receivable from franchisees	1,966	1,441
Receivables from system funds	8,540	6,360
Other	6,934	7,475
Accounts and notes receivable, gross	33,031	34,847
Allowance for doubtful accounts and notes receivable	(958)	(1,089)
Current accounts and notes receivable, net	$32,073	$33,758

Noncurrent notes receivable:
Receivables from franchisees	$8,541	$6,810
Receivables from system funds	5,692	3,033
Allowance for doubtful notes receivable	(105)	(42)
Noncurrent notes receivable, net	$14,128	$9,801

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment. The receivables from system funds represent transactions in the normal course of business.

6.	Contingencies

Litigation

As reported in the Annual Report on Form 10-K for the year ended August 31, 2017, the Company was named as a defendant in five purported class action complaints related to a payment card breach at certain Sonic Drive-Ins. The Company has since been named as a defendant in four additional purported class action complaints filed on October 9, 2017, in the United States District Court for the Northern District of Ohio, on November 3, 2017, in the United States District Court for the Northern District of Texas, on November 13, 2017, in the United States District Court for the District of Arizona, and on December 17, 2017, in the Northern District of Illinois. Each of these complaints asserted various claims related to the Company’s alleged failure to safeguard customer credit card information, and the plaintiffs sought monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The cases were centralized in the Northern District of Ohio for coordinated or consolidated pretrial proceedings, and a consolidated complaint was filed. The Company believes it has meritorious defenses to the litigation and intends to vigorously oppose the claims asserted in the complaint. We cannot reasonably estimate the range of potential losses that may be associated with the litigation because of the early stage of the lawsuit. We also cannot provide assurance we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, we currently believe it is possible the ultimate amount paid by us, if we are unsuccessful in defending the litigation, will be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

The Company is involved in various other legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes all such other claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of February 28, 2018, the balance of the franchisee’s loan was $5.4 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of February 28, 2018, the amount remaining under these guaranteed lease obligations totaled $15.3 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $69.4 million at February 28, 2018 and $73.9 million at August 31, 2017.  This fair value is estimated using Level 1 inputs.

At February 28, 2018, the fair value of the Company’s Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2018 Fixed Rate Notes”), the Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and the Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and together with the 2018 Fixed Rate Notes and 2016 Fixed Rate Notes, the "Fixed Rate Notes") approximated the carrying value, including accrued interest, of $720.7 million. At August 31, 2017, the fair value of the Company's 2016 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value, including accrued interest, of $578.2 million.  At February 28, 2018, there was no balance on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the Fixed Rate Notes, the “Notes”). At August 31, 2017 the fair value of the 2016 Variable Funding Notes approximated the carrying value of $60.1 million, including accrued interest. The fair value of the Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

8.	Debt

During the second quarter of fiscal year 2018, the Company made a pro rata prepayment of $28.0 million on its 2013 and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the terms of the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes.

On February 1, 2018, various subsidiaries of the Company (the “Co-Issuers”) issued $170.0 million of 2018 Fixed Rate Notes in a private transaction which bears interest at 4.03% per annum.  The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.  At February 28, 2018, the balance outstanding under the 2018 Fixed Rate Notes including accrued interest totaled $170.6 million and carried a weighted-average interest cost of 4.40%, including the effect of the loan origination costs described below.

Sonic used a portion of the net proceeds from the issuance of the 2018 Fixed Rate Notes to pay down the outstanding portion of the 2016 Variable Funding Notes and to pay the costs associated with the securitized financing transaction. In conjunction with the issuance of the 2018 Fixed Rate Notes, the commitments under the 2016 Variable Funding Notes were reduced to $100.0 million.

Loan origination costs associated with the Company’s 2018 Fixed Rate Notes totaled $5.0 million.  Loan costs are amortized over each note’s expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the Fixed Rate Notes is included in debt origination costs, net and long-term debt, net, respectively, on the condensed consolidated balance sheets.

In connection with the 2018 transactions described above, the Company recognized a $1.3 million loss during the second quarter of fiscal year 2018. The loss consisted of a $0.7 million write-off of unamortized deferred debt origination costs related to the reduction of the 2016 Variable Funding Notes commitments, as well as a $0.4 million write-off of unamortized deferred debt origination costs related to the prepayment on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. Additionally, as required by the terms of the 2016 Fixed Rate Notes, the Company paid a $0.2 million prepayment premium.

While the 2018 Fixed Rate Notes have an expected life of seven years, they have a legal final maturity date of February 2048.  The Company intends to repay or refinance the 2018 Fixed Rate Notes on or before the end of their respective expected life.  In the event the 2018 Fixed Rate Notes are not paid in full by the end of their expected life, the Notes are subject to an upward adjustment in the annual interest rate of at least 5%.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full. Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic’s franchising assets and real estate.  As of February 28, 2018, assets for these combined indirect subsidiaries totaled $250.3 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $19.1 million.  The Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the Notes is expected to be made solely from the income derived from the Co-Issuer’s assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic, guarantees or in any way is liable for the obligations of the Co-Issuers under the 2018 Fixed Rate Notes.  The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2018 Fixed Rate Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2018 Fixed Rate Notes are subject to a series of covenants and restrictions similar to the Company’s 2016 Fixed Rate Notes and customary for transactions of this type.  If certain covenants or restrictions are not met, the Notes are subject to

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

9.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The gain is reflected in other operating income, net, on the condensed consolidated statement of income.

10.	Refranchising Initiative

The Company completed a refranchising initiative in fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised, and the Company retained a non-controlling minority investment in most of the franchise operations. Income from minority investments is included in other revenue on the condensed consolidated statements of income. The gains and losses below are recorded in other operating income, net, on the condensed consolidated statement of income.

The following is a summary of the pretax activity recorded as a result of the refranchising initiative (in thousands, except number of refranchised Company Drive-Ins):

	Three months ended February 28, 2017	Six months ended February 28, 2017
Number of refranchised Company Drive-Ins	54	110

Proceeds from sales of Company Drive-Ins	$11,086	$20,036

Assets sold, net of retained minority investment (1)	(3,277)	(8,738)
Initial and subsequent lease payments for real estate option (2)	414	(3,396)
Goodwill related to sales of Company Drive-Ins	(589)	(966)
Deferred gain for real estate option (3)	(1,040)	(1,040)
Gain (loss) on assets held for sale	194	(65)
Refranchising initiative gains, net	$6,788	$5,831
_______________

(1)	Net assets sold consisted primarily of equipment.

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
Overview

System same-store sales decreased 2.9% during the second quarter and 2.2% for the first six months of fiscal year 2018 as compared to a decrease of 7.4% and 4.6%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins decreased 3.7% during the second quarter and 3.4% for the first six months of fiscal year 2018 as compared to a decrease of 8.9% and 5.5%, respectively, for the same periods last year.  The same-store sales decreases reflect a decline in traffic, which was impacted by adverse weather as well as aggressive competitive activity in the quarter. We continue to execute on our long-term strategies, including new technology, product innovation, personalized service, brand-appropriate value promotions and our fully integrated media strategy.  All of these initiatives fuel Sonic’s growth strategy, which incorporates same-store sales growth, new drive-in development and deployment of cash.  Same-store sales growth is the most important component, driving operating leverage, increased operating cash flows and improved return on investment.

Revenues decreased to $88.1 million for the second quarter and $193.5 million for the first six months of fiscal year 2018 from $100.2 million and $229.7 million, respectively, for the same periods last year, due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins during fiscal year 2017 as part of our initiative to move toward an approximately 95%-franchised system. To a lesser degree, the decline in revenues is also attributed to decreased same-store sales. Restaurant margins at Company Drive-Ins were favorable by 40 basis points during the second quarter and were flat for the first six months of fiscal year 2018 as compared to the same periods last year, reflecting the impact of refranchising underperforming drive-ins, partially offset by commodity cost inflation and the de-leveraging impact of same-stores sales decreases.

Second quarter results for fiscal year 2018 reflected net income of $19.6 million or $0.51 per diluted share as compared to net income of $11.0 million or $0.25 per diluted share for the same period last year.  Net income and diluted earnings per share for the first six months of fiscal year 2018 were $31.0 million and $0.79, respectively, as compared to net income of $24.1 million and $0.53 for the same period last year. Adjustments to net income are detailed below in Results of Operations.

In December 2017, Congress enacted comprehensive amendments to the Internal Revenue Code of 1986 with the passage of the “Tax Cuts and Jobs Act” (“TCJA”). Based on the amendments, our U.S. federal statutory tax rate decreased to 25.7% for fiscal year 2018, and we recorded a discrete net provisional benefit of approximately $14.1 million for the revaluation of deferred tax assets and liabilities.

The Company completed a refranchising initiative in fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised, and the Company retained a non-controlling minority investment in most of the franchise operations. The Company recorded a gain of $5.8 million, which is included in other operating income, net, on the condensed consolidated statements of income. For additional information on transactions associated with the refranchising initiative, see our Annual Report on Form 10-K for the year ended August 31, 2017.

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

System Performance ($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017

Increase (decrease) in total sales	(1.8)%	(6.2)%	(0.9)%	(3.5)%

System drive-ins in operation (1):
Total at beginning of period	3,588	3,559	3,593	3,557
Opened	8	10	13	24
Closed (net of re-openings)	(9)	(7)	(19)	(19)
Total at end of period	3,587	3,562	3,587	3,562

Average sales per drive-in	$255	$260	$554	$561

Change in same-store sales (2)	(2.9)%	(7.4)%	(2.2)%	(4.6)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Three months ended February 28,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Company Drive-In sales	$53,090	$64,286	$(11,196)	(17.4)%
Franchise Drive-Ins:
Franchise royalties	33,595	34,138	(543)	(1.6)%
Franchise fees	142	190	(48)	(25.3)%
Lease revenue	1,401	1,675	(274)	(16.4)%
Other	(126)	(131)	5	(3.8)%
Total revenues	$88,102	$100,158	$(12,056)	(12.0)%
໿

	Six months ended February 28,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Company Drive-In sales	$115,630	$151,438	$(35,808)	(23.6)%
Franchise Drive-Ins:
Franchise royalties	74,222	74,021	201	0.3%
Franchise fees	293	446	(153)	(34.3)%
Lease revenue	3,085	3,056	29	0.9%
Other	300	748	(448)	(59.9)%
Total revenues	$193,530	$229,709	$(36,179)	(15.7)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the change in Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Company Drive-In sales	$53,090	$64,286	$115,630	$151,438
Percentage increase (decrease)	(17.4)%	(32.6)%	(23.6)%	(24.0)%

Company Drive-Ins in operation (1):
Total at beginning of period	228	286	228	345
Opened	—	1	—	1
Sold to franchisees	(6)	(54)	(6)	(110)
Closed (net of re-openings)	—	—	—	(3)
Total at end of period	222	233	222	233

Average sales per Company Drive-In	$234	$236	$508	$506

Change in same-store sales (2)	(3.7)%	(8.9)%	(3.4)%	(5.5)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 3.7% for the second quarter and 3.4% for the first six months of fiscal year 2018, as compared to a decrease of 8.9% and 5.5% for the same periods last year, reflecting adverse weather as well as aggressive competitive activity in the quarter. We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $11.2 million during the second quarter and $35.8 million during the first six months of fiscal year 2018 as compared to the same periods last year. The decrease in Company Drive-In sales in the second quarter and first six months of fiscal year 2018 is primarily due to the sale of certain Company Drive-Ins to franchisees under the refranchising initiative in fiscal year 2017. Associated sales declines related to those divestitures were $10.2 million and $33.6 million for the second quarter and first six months of fiscal year 2018, respectively. The decrease in same-store sales resulted in sales declines for the same periods of $1.8 million and $3.8 million.

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

Franchise Information ($ in thousands)

	Three months ended February 28,		Six months ended February 28,
	2018	2017	2018	2017
Franchise Drive-In sales	$851,183	$856,514	$1,848,318	$1,830,399
Percentage increase	(0.6)%	(3.4)%	1.0%	(1.3)%

Franchise Drive-Ins in operation (1):
Total at beginning of period	3,360	3,273	3,365	3,212
Opened	8	9	13	23
Acquired from the company	6	54	6	110
Closed (net of re-openings)	(9)	(7)	(19)	(16)
Total at end of period	3,365	3,329	3,365	3,329

Average sales per Franchise Drive-In	256	262	557	566

Change in same-store sales (2)	(2.8)%	(7.3)%	(2.1)%	(4.5)%

Franchising revenues (3)	$35,138	$36,003	$77,600	$77,523
Percentage increase	(2.4)%	(3.9)%	0.1%	(1.8)%

Effective royalty rate (4)	3.95%	3.99%	4.02%	4.04%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines they are unlikely to reopen within a reasonable time.

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

Same-store sales for Franchise Drive-Ins decreased 2.8% for the second quarter and 2.1% for the first six months of fiscal year 2018 as compared to a decrease of 7.3% and 4.5%, respectively, for the same periods last year, reflecting adverse weather as well as aggressive competitive activity in the quarter.  We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues decreased $0.9 million, or 2.4%, for the second quarter of fiscal year 2018 and increased $0.1 million, or 0.1%, for the first six months of fiscal year 2018 compared to the same period last year.  For the second quarter of fiscal year 2018, franchise royalties were impacted by the decrease in same-store sales, partially offset by an increase in royalties related to franchisee acquisitions of Company Drive-ins and net new unit growth. For the first six months of fiscal year 2018, the impact of franchisee acquisitions of Company Drive-ins and net new unit growth was partially offset by the impact of the decrease in same-store sales.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended February 28,		Percentage Points Increase (Decrease)
	2018	2017
Costs and expenses
Company Drive-Ins:
Food and packaging	27.5%	27.4%	0.1
Payroll and other employee benefits	39.7	39.4	0.3
Other operating expenses	21.4	22.2	(0.8)
Cost of Company Drive-In sales	88.6%	89.0%	(0.4)

	Six months ended February 28,		Percentage Points Increase (Decrease)
	2018	2017
Costs and expenses
Company Drive-Ins:
Food and packaging	28.0%	27.6%	0.4
Payroll and other employee benefits	37.9	37.7	0.2
Other operating expenses	21.6	22.2	(0.6)
Cost of Company Drive-In sales	87.5%	87.5%	—

Drive-in level margins at Company Drive-Ins were favorable by 40 basis points during the second quarter and were flat during the first six months of fiscal year 2018.  Food and packaging costs were unfavorable by 10 basis points during the second quarter of fiscal year 2018 and by 40 basis points during the first six months of fiscal year 2018 as a result of commodity cost inflation and a higher level of discounting as compared to the prior-year period.  Payroll and other employee benefits were unfavorable by 30 basis points for the second quarter of fiscal year 2018 and by 20 basis points during the first six months of fiscal year 2018, reflecting the de-leveraging impact of same-store sales and incremental investments in crew labor, offset by the impact of refranchising underperforming drive-ins. Other operating expenses were favorable by 80 basis points during the second quarter of fiscal year 2018 and by 60 basis points during the first six months of fiscal year 2018, driven by the impact of refranchising underperforming drive-ins and more effective management of operating expenses.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased $1.5 million, or 7.9%, to $16.8 million for the second quarter and $1.4 million, or 3.8%, to $36.6 million for the first six months of fiscal year 2018, as compared to the same periods last year. The decrease reflects expense reduction initiatives taken at the end of the prior fiscal year and general cost control during the periods.

Depreciation and Amortization.  Depreciation and amortization decreased $0.2 million, or 1.8%, to $9.6 million in the second quarter and $1.1 million, or 5.4%, to $18.9 million for the first six months of fiscal year 2018, as compared to the same periods last year.  This is primarily attributable to a decrease in Company assets related to the refranchising of certain Company Drive-Ins in the first half of fiscal year 2017, disposition of real estate in the last quarter of fiscal year 2017 and assets that fully depreciated in the prior fiscal year, partially offset by an increase in technology assets.

Net Interest Expense.  Net interest expense increased $2.0 million, or 29.1%, to $9.0 million for the second quarter and $2.6 million, or 19.2%, to $16.3 million for the first six months of fiscal year 2018, as compared to the same periods last year. The increase reflects the $1.3 million loss on debt transactions related to the commitment reduction of the Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes”), as well as the pro rata prepayment on the Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”). The increase was also impacted by the net borrowings on the 2016 Variable Funding Notes during the second quarter and first six months of fiscal year 2018, as compared to no net borrowings on the 2016 Variable Funding Notes in the same period last year. See “Liquidity and Sources of Capital” and “Item 3. Quantitative

and Qualitative Disclosures About Market Risk” below for additional information on our 2016 debt financing transaction and factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of (231.1)% for the second quarter of fiscal year 2018 as compared to 30.0% for the same period in 2017. The provision for income taxes reflects an effective tax rate of (47.3)% for the first six months of fiscal year 2018 compared to 33.1% for the same period in 2017. The lower effective income tax rate during the second quarter and first six months of fiscal year 2018 was due primarily to the recognition of the impacts of the TCJA. More specifically, we recognized a provisional income tax benefit of $14.1 million resulting from the revaluation of our deferred income tax assets and liabilities. See note 4 - Income taxes, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for a discussion of the impacts of the TCJA. Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Non-GAAP Adjustments. Excluding the non-GAAP adjustments further described below, net income for the second quarter of fiscal year 2018 decreased 1% and diluted earnings per share for the quarter increased 13% to $0.17. Net income and diluted earnings per share for the first six months of fiscal year 2018 would have increased 3% and 21%, respectively. The lower tax rate resulting from the federal tax reform benefitted adjusted earnings per share by approximately $0.04 for both the second quarter and the first six months of fiscal year 2018. Excluding the total impact of federal tax reform, adjusted net income per diluted share declined 13% to $0.13 in the second quarter and improved 10% to $0.43 in the first six months of fiscal year 2018.

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

(In thousands, except per share amounts)

	Three months ended February 28, 2018		Three months ended February 28, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$19,607	$0.51	$10,963	$0.25
Payment card breach expense (1)	228	0.01	—	—
Tax impact on payment card breach expense (2)	(67)	0.00	—	—
Loss from debt transactions (3)	1,310	0.03	—	—
Tax impact on debt transactions (2)	(384)	(0.01)	—	—
Discrete impact of the Tax Cuts and Jobs Act	(14,120)	(0.36)	—	—
Net gain on refranchising transactions (4)	—	—	(6,788)	(0.15)
Tax impact on refranchising transactions (5)	—	—	2,445	0.05
Adjusted - Non-GAAP (6)	$6,574	$0.17	$6,620	$0.15
________________

(1)	Costs include legal fees, investigative fees and costs related to customer response.

(2)	Tax impact during the period at a consolidated blended statutory tax rate of 29.3%.

(3)
Includes a $0.7 million write-off of unamortized deferred loan fees related to the reduction of the 2016 Variable Funding Notes commitments, as well as a $0.4 million write-off of unamortized deferred loan fees related to the prepayment on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. Additionally, as required by the terms of the 2016 Fixed Rate Notes, we paid a $0.2 million prepayment premium.

(4)	During the second quarter of fiscal year 2017, we completed transactions to refranchise the operations of 54 company drive-ins.

(5)	Tax impact during the period at an effective tax rate of 36.0%.

(6)	Sum of per share data may not agree to the total amounts due to rounding.

໿

	Six months ended February 28, 2018		Six months ended February 28, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$31,037	$0.79	$24,081	$0.53
Payment card breach expense (1)	870	0.02	—	—
Tax impact on payment card breach expense (2)	(312)	(0.01)	—	—
Loss from debt transactions (3)	1,310	0.03	—	—
Tax impact on debt transactions (4)	(384)	(0.01)	—	—
Discrete impact of the Tax Cuts and Jobs Act	(14,120)	(0.36)	—	—
Net gain on refranchising transactions (5)	—	—	(5,831)	(0.13)
Tax impact on refranchising transactions (6)	—	—	2,105	0.04
Gain on sale of investment in refranchised drive-in operations (7)	—	—	(3,795)	(0.08)
Tax impact on sale of investment in refranchised drive-in operations (8)	—	—	1,350	0.03
Adjusted - Non-GAAP (9)	$18,401	$0.47	$17,910	$0.39
________________

(1)	Costs include legal fees, investigative fees and costs related to customer response.

(2)	Combined tax impact at consolidated blended statutory tax rates of 38.2% and 29.3% during the first and second quarters of fiscal year 2018, respectively.

(3)
Includes a $0.7 million write-off of unamortized deferred loan fees related to the reduction of the 2016 Variable Funding Notes commitments, as well as a $0.4 million write-off of unamortized deferred loan fees related to the prepayment on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. Additionally, as required by the terms of the 2016 Fixed Rate Notes, we paid a $0.2 million prepayment premium.

(4)	Tax impact during the period at a consolidated blended statutory tax rate of 29.3%.

(5)	During the first and second quarters of fiscal year 2017, we completed transactions to refranchise the operations of 110 company drive-ins.

(6)	Combined tax impact at effective tax rates of 35.6% and 36.0% during the first and second quarters of fiscal year 2017, respectively.

(7)	Gain on sale of investment in refranchised drive-ins is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009.

(8)	Tax impact during the period at an adjusted effected tax rate of 35.6%.

(9)	Sum of per share data may not agree to the total amounts due to rounding.
Financial Position

Total assets decreased $0.2 million, or 0.0%, to $561.5 million during the first six months of fiscal year 2018 from $561.7 million at the end of fiscal year 2017.  The decrease in total assets was driven by a decrease in property, equipment and capital leases primarily due to depreciation expense, partially offset by capital expenditures and a decrease in assets held for sale. This was offset by an increase in prepaid assets resulting from revision to estimated taxes payable as a result of the TCJA. Additionally, there was an increase in notes receivable, primarily related to notes extended to the system marketing funds and franchisees, partially offset by a decrease in royalties and other trade receivables reflective of seasonally slower sales compared to sales at the end of the prior fiscal year.

Total liabilities increased $50.8 million, or 6.7%, to $814.3 million during the first six months of fiscal year 2018 from $763.5 million at the end of fiscal year 2017.  The increase was primarily attributable to an increase in long-term debt, net of $78.4 million related to the 2018 debt transactions, detailed below in "Liquidity and Sources of Capital". This was partially offset by a decrease of $10.1 million in accrued liabilities, which is mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2017 and a decrease in deferred income taxes as a result of the TCJA.

Total stockholders’ deficit increased $50.9 million, or 25.3%, to a deficit of $252.7 million during the first six months of fiscal year 2018 from a deficit of $201.8 million at the end of fiscal year 2017.  This increase was primarily attributable to $71.5 million in purchases of common stock during the first six months of the fiscal year and the payment of $12.3 million in dividends, partially offset by current-year earnings of $31.0 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $12.0 million to $39.6 million for the first six months of fiscal year 2018 as compared to $27.6 million for the same period in fiscal year 2017.  The increase was mainly due to changes in working capital, primarily related to higher incentive compensation paid in the prior fiscal year period, as well as the timing of payments for operational, payroll and tax transactions.

Investing Cash Flows.  Net cash used in investing activities was $19.6 million for the first six months of fiscal year 2018 as compared to net cash provided by investing activities of $19.2 million for the same period in fiscal year 2017.  Proceeds declined $30.4 million from the $35.4 million received during the first six months of fiscal year 2017 as a result of the sale of assets related to stores sold to franchisees as part of the refranchising initiative and the sale of investment in refranchised drive-in operations. Additionally, we had decreased investments in property and equipment of $9.6 million, mainly due to an $11.3 million decrease related to the timing of rebuilds, relocations and remodels of existing drive-ins. This was offset by a net increase in notes receivable of $13.7 million, related to notes extended to the system marketing funds and franchisees in the current period as compared to repayments on notes by franchisees in the prior year period.

The table below outlines our use of cash in millions for investments in property and equipment for the first six months of fiscal year 2018:

Acquisition of real estate	$7.6
Brand technology investments	6.2
Purchase and replacement of equipment and technology	2.6
Rebuilds, relocations and remodels of existing drive-ins	1.0
Newly constructed drive-ins leased or sold to franchisees	0.8
Total investments in property and equipment	$18.2

Financing Cash Flows.  Net cash provided by financing activities increased $106.9 million to $21.9 million for the first six months of fiscal year 2018, as compared to cash used in financing activities of $85.0 million for the same period in fiscal year 2017. In February of fiscal year 2018 we completed a debt financing transaction as described below, which is the primary driver of the increase. Additionally, there was a decrease in purchases of treasury stock of $24.3 million compared to the prior-year period.

During the second quarter of fiscal year 2018, we used a portion of the restricted funds from the proceeds of the sale of securitized assets during fiscal year 2017 to make a pro rata prepayment of $28.0 million on our 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the terms of the 2013 Fixed Rate Notes and the 2016 Fixed Rate Notes.

On February 1, 2018, various subsidiaries (the “Co-Issuers”) issued $170.0 million of Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the "2018 Fixed Rate Notes") in a private transaction which bears interest at 4.03% per annum.  The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.  At February 28, 2018, the balance outstanding under the 2018 Fixed Rate Notes including accrued interest totaled $170.6 million and carried a weighted-average interest cost of 4.40%, including the effect of the loan origination costs described below.

We used a portion of the net proceeds from the issuance of the 2018 Fixed Rate Notes to pay down the outstanding portion of the 2016 Variable Funding Notes and to pay the costs associated with the securitized financing transaction. In conjunction with the issuance of the 2018 Fixed Rate Notes, the commitments under the 2016 Variable Funding Notes were reduced to $100.0 million.

Loan origination costs associated with the 2018 Fixed Rate Notes totaled $5.0 million.  Loan costs are amortized over each note’s expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the Fixed Rate Notes is included in debt origination costs, net and long-term debt, net, respectively, on the condensed consolidated balance sheets.

In connection with the 2018 transactions described above, we recognized a $1.3 million loss during the second quarter of fiscal year 2018. The loss consisted of a $0.7 million write-off of unamortized deferred debt origination costs related to the reduction of the 2016 Variable Funding Notes commitments, as well as a $0.4 million write-off of unamortized deferred debt origination costs related to the prepayment on our 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. Additionally, as required by the terms of the 2016 Fixed Rate Notes, we paid a $0.2 million prepayment premium.

While the 2018 Fixed Rate Notes have an expected life of seven years, they have a legal final maturity date of February 2048.  We intend to repay or refinance the 2018 Fixed Rate Notes on or before the end of their respective expected life.  In the event the 2018 Fixed Rate Notes are not paid in full by the end of their expected life, the Notes are subject to an upward adjustment in the annual interest rate of at least 5%.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the debt, after deducting certain expenses, until the debt is paid in full. Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

We anticipate fiscal year 2018 interest expense from the 2018 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes (collectively, the "Fixed Rate Notes"), including the amortization of loan origination costs, to be approximately $30.8 million annually. There are no principal payments required on the Fixed Rate Notes. For additional information on our 2018 transactions see note 8 – Debt, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. See note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for additional information regarding our long-term debt.

During fiscal year 2017, approximately 6.7 million shares were repurchased under our share repurchase program for a total cost of $172.9 million, resulting in an average price per share of $25.71.  In August 2017, the Board of Directors approved an incremental $160.0 million share repurchase authorization of the Company's outstanding shares of common stock through August 31, 2018.

During the first six months of fiscal year 2018, approximately 2.8 million shares were repurchased for a total cost of $71.5 million, resulting in an average price per share of $25.20. The total remaining authorized under the share repurchase program as of February 28, 2018 was $88.5 million.

As of February 28, 2018, our total cash balance of $83.3 million ($64.2 million of unrestricted and $19.1 million of restricted cash balances) reflected the impact of the cash generated from operating activities, net proceeds from the 2018 debt transactions, cash used for share repurchases, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.
Critical Accounting Policies and Estimates

Critical accounting policies are those the Company believes are most important to portraying its financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

On October 4, 2017, the Company issued a public statement notifying guests that it had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. As we reported in our Annual Report on Form 10-K for the year ended August 31, 2017, the Company was named as a defendant in five purported class action complaints. The Company has since been named as a defendant in four additional purported class action complaints filed on October 9, 2017, in the United States District Court for the Northern District of Ohio, on November 3, 2017, in the United States District Court for the Northern District of Texas, on November 13, 2017, in the United States District Court for the District of Arizona, and on December 17, 2017, in the Northern District of Illinois. Each of these complaints asserted various claims related to the Company’s alleged failure to safeguard customer credit card information, and the plaintiffs sought monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The cases were centralized in the Northern District of Ohio for coordinated or consolidated pretrial proceedings, and a consolidated complaint was filed. The Company believes it has meritorious defenses to the litigation and intends to vigorously oppose the claims asserted in the complaint. We cannot reasonably estimate the range of potential losses that may be associated with the litigation because of the early stage of the lawsuit. We also cannot provide assurance that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, we currently believe it is possible that the ultimate amount paid by us, if we are unsuccessful in defending the litigation, will be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the second quarter of fiscal year 2018 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
December 1, 2017 through December 31, 2017	320	$27.84	320	$110,296
January 1, 2018 through January 31, 2018	358	26.65	358	100,756
February 1, 2018 through February 28, 2018	494	24.75	494	88,519
Total	1,172		1,172
__________________

(1)
In August 2017, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $160.0 million of its outstanding shares of common stock through August 31, 2018.  Share repurchases may be made from time to time in the open market or otherwise, including through an accelerated share repurchase program, under terms of a Rule 10b5-1 plan, in privately negotiated transactions or in round lot or block transactions.  The share repurchase program may be extended, modified, suspended or discontinued at any time.  Please refer to note 3 – Share Repurchase Program included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q for additional information.

Item 6.  Exhibits

Exhibits.
10.01	Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.02	Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC CORP.

By:	/s/ Corey R. Horsch
Corey R. Horsch Vice President, Chief Financial Officer and Treasurer

Date:  April 3, 2018

EXHIBIT INDEX
Exhibit Number and Description

10.01	Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
10.02	Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan
31.01	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document