Form 10-Q
period 2018-05-31
SONIC CORP
filed 2018-07-03
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of June 27, 2018, approximately 36,085,715 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SONIC CORP.
Index

໿
໿

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SONIC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	May 31, 2018	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$44,869	$22,340
Restricted cash	15,017	19,736
Accounts and notes receivable, net	37,571	33,758
Prepaid expenses and other current assets	6,678	13,350
Total current assets	104,135	89,184
Noncurrent restricted cash	13,457	42,120
Notes receivable, net	18,238	9,801
Property, equipment and capital leases	605,594	616,001
Less accumulated depreciation and amortization	(304,724)	(303,621)
Property, equipment and capital leases, net	300,870	312,380

Goodwill	75,344	75,756
Debt origination costs, net	1,299	2,439
Other assets, net	32,203	30,064
Total assets	$545,546	$561,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,649	$9,213
Franchisee deposits	530	1,093
Accrued liabilities	38,375	44,846
Income taxes payable	197	—
Current maturities of long-term debt and capital leases	7,761	3,464
Total current liabilities	58,512	58,616
Obligations under capital leases due after one year	13,632	16,167
Long-term debt, net	701,853	628,116
Deferred income taxes	25,737	40,101
Other non-current liabilities	19,072	20,502
Total non-current liabilities	760,294	704,886
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares issued (118,309 shares issued at August 31, 2017)	1,183	1,183
Paid-in capital	236,380	236,895
Retained earnings	968,405	934,017
Treasury stock, at cost; 82,120 shares (78,081 shares at August 31, 2017)	(1,479,228)	(1,373,853)
Total stockholders’ deficit	(273,260)	(201,758)
Total liabilities and stockholders’ deficit	$545,546	$561,744

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Revenues:
Company Drive-In sales	$66,587	$72,062	$182,217	$223,500
Franchise Drive-Ins:
Franchise royalties and fees	48,251	48,220	122,766	122,687
Lease revenue	2,203	2,418	5,288	5,474
Other	1,265	1,290	1,565	2,038
Total revenues	118,306	123,990	311,836	353,699

Costs and expenses:
Company Drive-Ins:
Food and packaging	18,549	19,380	50,863	61,112
Payroll and other employee benefits	23,468	25,590	67,325	82,688
Other operating expenses, exclusive of depreciation and amortization included below	12,354	13,836	37,303	47,540
Total cost of Company Drive-In sales	54,371	58,806	155,491	191,340

Selling, general and administrative	21,118	20,763	57,733	58,813
Depreciation and amortization	9,566	9,520	28,492	29,531
Other operating income, net	(4,010)	(540)	(4,503)	(11,105)
Total costs and expenses	81,045	88,549	237,213	268,579
Income from operations	37,261	35,441	74,623	85,120

Interest expense	8,598	7,318	24,411	21,734
Interest income	(524)	(291)	(1,361)	(1,047)
Loss from debt transactions	—	—	1,310	—
Net interest expense	8,074	7,027	24,360	20,687

Income before income taxes	29,187	28,414	50,263	64,433
Provision for income taxes	7,611	9,663	(2,350)	21,601
Net income	$21,576	$18,751	$52,613	$42,832

Basic income per share	$0.58	$0.44	$1.38	$0.97
Diluted income per share	$0.58	$0.44	$1.36	$0.96

Cash dividends declared per common share	$0.16	$0.14	$0.48	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended May 31,
	2018	2017
Cash flows from operating activities:
Net income	$52,613	$42,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,492	29,531
Stock-based compensation expense	3,318	2,906
Loss from debt transactions	1,310	—
Benefit from deferred income taxes	(14,279)	(1,354)
Gain on disposition of assets, net	(4,989)	(12,097)
Other	1,821	1,388
Change in operating assets and liabilities:
(Increase) decrease in restricted cash	5,088	4,549
(Increase) decrease in accounts receivable and other assets	(5,749)	(2,124)
Increase (decrease) in accounts payable	(705)	(2,894)
Increase (decrease) in accrued and other liabilities	(3,998)	(12,701)
Increase (decrease) in income taxes	1,910	44
Total adjustments	12,219	7,248
Net cash provided by operating activities	64,832	50,080

Cash flows from investing activities:
Purchases of property and equipment	(24,523)	(37,146)
Proceeds from sale of assets	16,278	62,393
Proceeds from sale of investment in refranchised drive-in operations	—	8,354
Issuance of notes receivable	(14,158)	(1,214)
Collections on notes receivable	6,232	10,114
Other	659	1,674
Net cash provided by (used in) investing activities	(15,512)	44,175

Cash flows from financing activities:
Purchases of treasury stock	(110,621)	(128,180)
Payment of dividends	(18,184)	(18,485)
Payments on debt	(171,000)	(10,417)
Proceeds from borrowings	253,000	43,000
Restricted cash for securitization obligations	28,294	203
Debt issuance costs and prepayment premiums	(5,121)	(10)
Proceeds from exercise of stock options	1,635	2,528
Other	(4,794)	(2,936)
Net cash used in financing activities	(26,791)	(114,297)

Net increase (decrease) in cash and cash equivalents	22,529	(20,042)
Cash and cash equivalents at beginning of period	22,340	72,092
Cash and cash equivalents at end of period	$44,869	$52,050

Supplemental cash flow information
Cash paid during the period for:
Interest	$22,626	$20,210
Income taxes (net of refunds)	10,175	22,985
Non-cash investing and financing activities:
Net additions to capital lease obligations	$97	$1,433
Change in obligation to acquire treasury stock	(1,521)	(516)
Stock options exercised by swap	2,697	—
The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Sonic Corp. (the “Company”).  In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature, including recurring accruals, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP.  In certain situations, recurring accruals, including franchise royalties, are based on more limited information at interim reporting dates than at the Company’s fiscal year end due to the abbreviated reporting period.  Actual results may differ from these estimates.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2017, included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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
The Company plans to adopt the standards in the first quarter of fiscal year 2019 using the cumulative effect transition method.  The Company does not believe the new revenue recognition standard will impact the recognition of sales from Company Drive-Ins or the recognition of royalty fees from franchisees, nor will it have a material impact to the recognition of gift card breakage. The Company expects the pronouncement will impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a Franchise Drive-In. The impact on these fees is not expected to be material to total revenue. The Company is finalizing the impact of the required cumulative effect adjustment to be recorded to the balance sheet on the date of initial application and continues to evaluate the effect this pronouncement will have on principal versus agent considerations, other transactions, the financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.”  The new standard, which replaces existing lease guidance, requires lessees to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Accounting guidance for lessors is largely unchanged. In January 2018, the FASB issued ASU No. 2018-01. ASU 2018-01 permits an entity to elect an optional transition practical expedient to forgo the evaluation of land easements that existed or expired before the entity’s adoption of 2016-02 and that were not accounted for as leases under previous lease guidance. The standard is effective for fiscal year 2020, with early application permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after,

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash.” The update requires that restricted cash balances be included in the beginning and ending cash balance within the statement of cash flows. The update is effective for fiscal year 2019. The amendments should be adopted on a retrospective basis for each period presented, and early adoption is permitted. The adoption will increase the beginning and ending cash balance within the Company's statement of cash flows by its restricted cash balances and will require a new disclosure to reconcile the cash balances within the statement of cash flows to the balance sheets. The Company does not expect any other material impacts to its financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Numerator:
Net income	$21,576	$18,751	$52,613	$42,832

Denominator:
Weighted average common shares outstanding– basic	36,924	42,402	38,178	43,972
Effect of dilutive employee stock options and unvested restricted stock units	392	691	455	757
Weighted average common shares outstanding – diluted	37,316	43,093	38,633	44,729

Net income per common share – basic	$0.58	$0.44	$1.38	$0.97
Net income per common share – diluted	$0.58	$0.44	$1.36	$0.96

Anti-dilutive securities excluded (1)	1,898	1,362	1,534	1,095
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

During the first nine months of fiscal year 2018, approximately 4.3 million shares were repurchased for a total cost of $109.1 million, resulting in an average price per share of $25.23. The total remaining authorized under the share repurchase program as of May 31, 2018 was $50.9 million.

Subsequent to the end of the quarter, the Board of Directors authorized a $500.0 million share repurchase program through August 31, 2021, replacing the Company’s previous fiscal year 2018 authorization. Including amounts purchased during the first nine months of the fiscal year, the total remaining authorized under the share repurchase program is $390.9 million.

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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

4.     Income Taxes

The following table presents the Company’s provision for income taxes and effective income tax rate for the periods below:

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Provision for income taxes	$7,611	$9,663	$(2,350)	$21,601
Effective income tax rate	26.1%	34.0%	(4.7)%	33.5%

The lower effective income tax rate during the third quarter and first nine months of fiscal year 2018 was due primarily to the recognition of the impacts of the Tax Cuts and Jobs Act (“TCJA”) discussed below.

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

•
The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (either 25.7% if in 2018 or 21% thereafter). The Company recognized a discrete benefit from the deferred tax remeasurement of approximately $14.1 million in the second quarter of fiscal year 2018.

In December 2017, the SEC provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of the TCJA. Accordingly, we have reported the revaluation of our deferred tax assets and liabilities based on provisional amounts. In the three months ended May 31, 2018, no material changes to the provisional amounts occurred.

Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. At May 31, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. In addition, there is uncertainty about the impact of expected Internal Revenue Service guidance intended to interpret the most complex provisions of the TCJA.
We are currently assessing the potential additional impact of the TCJA on our consolidated financial statements and expect to complete such assessment on or before August 31, 2018.

The difference between our U.S. federal statutory income tax rate and our effective income tax rate for the nine months ended May 31, 2018 and 2017 is summarized below:

	Nine months ended May 31, 2018	Nine months ended May 31, 2017
U.S. federal statutory income tax rate	25.7%	35.0%
State income taxes, net of federal tax benefit	3.4%	2.6%
Federal tax benefit of statutory tax deduction	(1.3)%	(1.4)%
Employment related and other tax credits, net	(1.5)%	(1.7)%
Stock option excess tax benefit	(2.8)%	(1.4)%
Deferred tax revaluation	(28.1)%	—%
Other	(0.1)%	0.4%
Effective tax rate	(4.7)%	33.5%

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

5.	Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	May 31, 2018	August 31, 2017
Current accounts and notes receivable:
Royalties and other trade receivables	$21,046	$19,571
Notes receivable from franchisees	1,311	1,441
Receivables from system funds	6,540	6,360
Other	9,775	7,475
Accounts and notes receivable, gross	38,672	34,847
Allowance for doubtful accounts and notes receivable	(1,101)	(1,089)
Current accounts and notes receivable, net	$37,571	$33,758

Noncurrent notes receivable:
Receivables from franchisees	$8,562	$6,810
Receivables from system funds	10,113	3,033
Allowance for doubtful notes receivable	(437)	(42)
Noncurrent notes receivable, net	$18,238	$9,801

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

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of May 31, 2018, the balance of the franchisee’s loan was $5.2 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of May 31, 2018, the amount remaining under these guaranteed lease obligations totaled $15.4 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, zero liability has been provided.

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

The Company’s cash equivalents, some of which are included in restricted cash, are carried at cost which approximates fair value and totaled $63.8 million at May 31, 2018 and $73.9 million at August 31, 2017.  This fair value is estimated using Level 1 inputs.

At May 31, 2018, the fair value of the Company’s Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2018 Fixed Rate Notes”), the Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and the Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes” and together with the 2018 Fixed Rate Notes and 2016 Fixed Rate Notes, the “Fixed Rate Notes”) approximated the carrying value, including accrued interest, of $720.4 million. At August 31, 2017, the fair value of the Company's 2016 Fixed Rate Notes and 2013 Fixed Rate Notes approximated the carrying value, including accrued interest, of $578.2 million.  At May 31, 2018, there was no balance on the Company's Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the Fixed Rate Notes, the “Notes”). At August 31, 2017 the fair value of the 2016 Variable Funding Notes approximated the carrying value of $60.1 million, including accrued interest. The fair value of the Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

8.	Debt

During the second quarter of fiscal year 2018, the Company made a pro rata prepayment of $28.0 million on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the note terms.

On February 1, 2018, various subsidiaries of the Company (the “Co-Issuers”) issued $170.0 million of 2018 Fixed Rate Notes in a private transaction which bears interest at 4.03% per annum.  The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.  At May 31, 2018, the balance outstanding under the 2018 Fixed Rate Notes including accrued interest totaled $170.2 million and carried a weighted-average interest cost of 4.40%, including the effect of the loan origination costs described below.

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

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic’s franchising assets and real estate.  As of May 31, 2018, assets for these combined indirect subsidiaries totaled $255.2 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $28.5 million.  The Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the Notes is expected to be made solely from the income derived from the Co-Issuer’s assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the Notes and pledged substantially all of its assets to secure those obligations.

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

The 2018 Fixed Rate Notes are subject to a series of covenants and restrictions similar to the Company’s 2016 Fixed Rate Notes and customary for transactions of this type.  If certain covenants or restrictions are not met, the Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.

9.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The gain is reflected in other operating income, net, on the condensed consolidated statement of income.

10.	Refranchising

During the third quarter of fiscal year 2018, the Company recognized a net gain of $3.2 million related to the refranchised operations of 41 drive-ins and retained a non-controlling minority investment in the franchise operations. These transactions represent additional markets identified after completion of the refranchising initiative in fiscal year 2017 and bring the Company to a 95% franchised system.

The Company completed a previously announced refranchising initiative in fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised, and the Company retained a non-controlling minority investment in most of the franchise operations.

The gains and losses related to refranchised drive-ins are recorded in other operating income, net, on the condensed consolidated statement of income. Income from minority investments is included in other revenue on the condensed consolidated statements of income.

In addition to the refranchised drive-ins discussed above in which the Company retained a non-controlling minority investment in the operations, the Company also refranchised the operations of two drive-ins during the third quarter and eight drive-ins during the first nine months of fiscal year 2018, respectively, compared to five drive-ins refranchised during the third quarter and first nine months of fiscal year 2017. These refranchising transactions all occurred in the normal course of business and did not result in any retained interests.

SONIC CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

The following is a summary of the pretax activity recorded as a result of the refranchising initiative transactions in fiscal year 2017 (in thousands, except number of refranchised Company Drive-Ins):

	Three months ended May 31, 2017	Nine months ended May 31, 2017
Number of refranchised Company Drive-Ins	—	110

Proceeds from sales of Company Drive-Ins	$—	$20,036
Proceeds from sale of real estate (1)	4,749	4,749
Proceeds receivable from sale of real estate (1)	6,977	6,977

Real estate assets sold (1)	(12,095)	(12,095)
Assets sold, net of retained minority investment (2)	847	(7,891)
Initial and subsequent lease payments for real estate option (1)	195	(3,201)
Goodwill related to sales of Company Drive-Ins	—	(966)
Deferred gain for real estate option (3)	141	(899)
Gain (loss) on assets held for sale	—	(65)
Refranchising initiative gains, net	$814	$6,645
_______________

(1)
During the first quarter of fiscal year 2017, as part of a 53 drive-in refranchising transaction, a portion of the proceeds was applied as the initial payment for an option to purchase the real estate within the next 24 months. The franchisee initiated exercise of the option during the third fiscal quarter and a portion of the proceeds was received after the quarter ended. Until the option was fully exercised, the franchisee made monthly lease payments which were included in other operating income, net of sub-lease expense.

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
Overview

System same-store sales decreased 0.2% during the third quarter and 1.5% for the first nine months of fiscal year 2018 as compared to a decrease of 1.2% and 3.3%, respectively, for the same periods last year. Same-store sales at Company Drive-Ins increased 0.2% during the third quarter and decreased 2.1% for the first nine months of fiscal year 2018 as compared to a decrease of 3.2% and 4.7%, respectively, for the same periods last year.  The same-store sales decreases reflect a decline in traffic, which was impacted by adverse weather and aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives seen during the third fiscal quarter. We continue to execute on our long-term strategies, including new technology, product innovation, personalized service, brand-appropriate value promotions and our fully integrated media strategy.  All of these initiatives fuel Sonic’s strategy to drive growth through improvement in same-store sales and new drive-in development, and to enhance returns through the deployment of cash to shareholders.  Same-store sales growth is the most important component to driving brand value as it generates operating leverage, increased operating cash flows and improved return on investment.

Revenues decreased to $118.3 million for the third quarter and $311.8 million for the first nine months of fiscal year 2018 from $124.0 million and $353.7 million, respectively, for the same periods last year, due to a decrease in Company Drive-In sales. The decrease in Company Drive-In sales was a result of refranchising certain Company Drive-Ins during fiscal year 2017 as part of our initiative to move toward an approximately 95%-franchised system. To a lesser degree, the decline in revenues is also attributed to decreased same-store sales. Restaurant margins at Company Drive-Ins were unfavorable by 10 basis points during the third quarter and favorable by 30 basis points for the first nine months of fiscal year 2018 as compared to the same periods last year, reflecting the impact of refranchising underperforming drive-ins, commodity cost inflation and the de-leveraging impact of same-stores sales decreases.

Third quarter results for fiscal year 2018 reflected net income of $21.6 million or $0.58 per diluted share as compared to net income of $18.8 million or $0.44 per diluted share for the same period last year.  Net income and diluted earnings per share for the first nine months of fiscal year 2018 were $52.6 million and $1.36, respectively, as compared to net income of $42.8 million and diluted earnings per share of $0.96 for the same period last year. Adjustments to net income are detailed below in Results of Operations.

In December 2017, Congress enacted comprehensive amendments to the Internal Revenue Code of 1986 with the passage of the Tax Cuts and Jobs Act (“TCJA”). Based on the amendments, our U.S. federal statutory tax rate decreased to 25.7% for fiscal year 2018, and we recorded a discrete net provisional benefit of approximately $14.1 million for the revaluation of deferred tax assets and liabilities in the second quarter of fiscal year 2018.

During the third quarter of fiscal year 2018, we recognized a net gain of $3.2 million related to the refranchised operations of 41 drive-ins and retained a non-controlling minority investment in the franchise operations. These transactions represent additional markets identified after completion of the refranchising initiative in fiscal year 2017 and bring the Company to a 95% franchised system.

We completed a previously announced refranchising initiative in fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised, and we retained a non-controlling minority investment in most of the franchise operations. The Company recorded a gain of $6.6 million on these transactions.

In addition to the refranchised drive-ins discussed above in which we retained a non-controlling minority investment in the operations, we also refranchised the operations of two drive-ins during the third quarter and eight drive-ins during the first nine months of fiscal year 2018, respectively, compared to five drive-ins refranchised during the third quarter and first nine months of fiscal year 2017. These refranchising transactions all occurred in the normal course of business and did not result in any retained interests.

The gains and losses related to refranchised drive-ins are recorded in other operating income, net, on the condensed consolidated statement of income. Income from minority investments is included in other revenue on the condensed consolidated statements of income. For additional information on transactions associated with the refranchising initiative, see Note 10 - Refranchising, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for more information.

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

System Performance ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017

Increase (decrease) in total sales	1.1%	(0.5)%	(0.1)%	(2.5)%

System drive-ins in operation (1):
Total at beginning of period	3,587	3,562	3,593	3,557
Opened	5	15	18	39
Closed (net of re-openings)	(3)	(6)	(22)	(25)
Total at end of period	3,589	3,571	3,589	3,571

Average sales per drive-in	$347	$346	$901	$907

Change in same-store sales (2)	(0.2)%	(1.2)%	(1.5)%	(3.3)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.
Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Three months ended May 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Company Drive-In sales	$66,587	$72,062	$(5,475)	(7.6)%
Franchise Drive-Ins:
Franchise royalties	48,063	47,890	173	0.4%
Franchise fees	188	330	(142)	(43.0)%
Lease revenue	2,203	2,418	(215)	(8.9)%
Other	1,265	1,290	(25)	(1.9)%
Total revenues	$118,306	$123,990	$(5,684)	(4.6)%
໿

	Nine months ended May 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Company Drive-In sales	$182,217	$223,500	$(41,283)	(18.5)%
Franchise Drive-Ins:
Franchise royalties	122,285	121,910	375	0.3%
Franchise fees	481	777	(296)	(38.1)%
Lease revenue	5,288	5,474	(186)	(3.4)%
Other	1,565	2,038	(473)	(23.2)%
Total revenues	$311,836	$353,699	$(41,863)	(11.8)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the change in Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Company Drive-In sales	$66,587	$72,062	$182,217	$223,500
Percentage decrease	(7.6)%	(37.4)%	(18.5)%	(28.9)%

Company Drive-Ins in operation (1):
Total at beginning of period	222	233	228	345
Opened	—	2	—	3
Sold to franchisees	(43)	(5)	(49)	(115)
Closed (net of re-openings)	—	—	—	(3)
Total at end of period	179	230	179	230

Average sales per Company Drive-In	$318	$312	$826	$818

Change in same-store sales (2)	0.2%	(3.2)%	(2.1)%	(4.7)%
__________________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins increased 0.2% for the third quarter and decreased 2.1% for the first nine months of fiscal year 2018, as compared to a decrease of 3.2% and 4.7% for the same periods last year, reflecting adverse weather as well as aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives in the third fiscal quarter. We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness.  Company Drive-In sales decreased $5.5 million during the third quarter and $41.3 million during the first nine months of fiscal year 2018 as compared to the same periods last year. The decrease in Company Drive-In sales in the third quarter and first nine months of fiscal year 2018 is primarily due to the sale of certain Company Drive-Ins to franchisees. Associated sales declines related to those divestitures were $5.3 million and $38.8 million for the third quarter and first nine months of fiscal year 2018, respectively.

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

Franchise Information ($ in thousands)

	Three months ended May 31,		Nine months ended May 31,
	2018	2017	2018	2017
Franchise Drive-In sales	$1,163,863	$1,145,042	$3,010,081	$2,971,775
Percentage increase	1.6%	3.4%	1.3%	0.3%

Franchise Drive-Ins in operation (1):
Total at beginning of period	3,365	3,329	3,365	3,212
Opened	5	13	18	36
Acquired from the Company	43	5	49	115
Closed (net of re-openings)	(3)	(6)	(22)	(22)
Total at end of period	3,410	3,341	3,410	3,341

Average sales per Franchise Drive-In	349	348	906	915

Change in same-store sales (2)	(0.2)%	(1.1)%	(1.4)%	(3.2)%

Franchising revenues (3)	$50,454	$50,638	$128,054	$128,161
Percentage increase (decrease)	(0.4)%	3.7%	(0.1)%	0.3%

Effective royalty rate (4)	4.13%	4.18%	4.06%	4.10%
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

Same-store sales for Franchise Drive-Ins decreased 0.2% for the third quarter and 1.4% for the first nine months of fiscal year 2018 as compared to a decrease of 1.1% and 3.2%, respectively, for the same periods last year, reflecting adverse weather as well as aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives in the third fiscal quarter. We continue to focus on our innovative product pipeline, multi-day-part promotions and increased media effectiveness. Franchising revenues decreased $0.2 million, or 0.4%, for the third quarter of fiscal year 2018 and $0.1 million, or 0.1%, for the first nine months of fiscal year 2018 compared to the same period last year.  For the third quarter and first nine months of fiscal year 2018, franchise royalties were positively impacted by franchisee acquisitions of Company Drive-ins and net new unit growth, partially offset by incentives offered to franchisees and the impact of the decrease in same-store sales.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.

Company Drive-In Margins

	Three months ended May 31,		Percentage Points Increase (Decrease)
	2018	2017
Costs and expenses
Company Drive-Ins:
Food and packaging	27.9%	26.9%	1.0
Payroll and other employee benefits	35.2	35.5	(0.3)
Other operating expenses	18.6	19.2	(0.6)
Cost of Company Drive-In sales	81.7%	81.6%	0.1

	Nine months ended May 31,		Percentage Points Increase (Decrease)
	2018	2017
Costs and expenses
Company Drive-Ins:
Food and packaging	27.9%	27.3%	0.6
Payroll and other employee benefits	36.9	37.0	(0.1)
Other operating expenses	20.5	21.3	(0.8)
Cost of Company Drive-In sales	85.3%	85.6%	(0.3)

Drive-in level margins at Company Drive-Ins were unfavorable by 10 basis points during the third quarter and were favorable by 30 basis points during the first nine months of fiscal year 2018.  Sequentially improving sales in the later portion of the quarter resulted in less de-leveraging on overall drive-in level margins. Food and packaging costs were unfavorable by 100 basis points during the third quarter of fiscal year 2018 and by 60 basis points during the first nine months of fiscal year 2018 as a result of commodity cost inflation and a higher level of discounting as compared to the prior-year period.  Payroll and other employee benefits were favorable by 30 basis points for the third quarter of fiscal year 2018 and by 10 basis points during the first nine months of fiscal year 2018, reflecting more effective management of labor expenses and the impact of refranchising underperforming drive-ins and drive-ins in higher-cost labor markets. Other operating expenses were favorable by 60 basis points during the third quarter of fiscal year 2018 and by 80 basis points during the first nine months of fiscal year 2018, driven by the impact of refranchising underperforming drive-ins and more effective management of operating expenses.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased $0.4 million, or 1.7%, to $21.1 million for the third quarter and decreased $1.1 million, or 1.8%, to $57.7 million for the first nine months of fiscal year 2018, as compared to the same periods last year. The year-to-date decrease reflects expense reduction initiatives taken at the end of the prior fiscal year and general cost control during the periods.

Depreciation and Amortization.  Depreciation and amortization was flat at $9.6 million in the third quarter and decreased $1.0 million, or 3.5%, to $28.5 million for the first nine months of fiscal year 2018, as compared to the same periods last year.  This is primarily attributable to a decrease in Company assets related to the refranchising of certain Company Drive-Ins in the first half of fiscal year 2017 and the third quarter of fiscal year 2018, disposition of real estate in the last quarter of fiscal year 2017 and assets that fully depreciated in the prior fiscal year, partially offset by an increase in technology assets.

Net Interest Expense.  Net interest expense increased $1.0 million, or 14.9%, to $8.1 million for the third quarter and $3.7 million, or 17.8%, to $24.4 million for the first nine months of fiscal year 2018, as compared to the same periods last year. The increase reflects additional interest expense related to the increase in the long-term debt balance. Additionally, the net interest expense includes the $1.3 million loss on debt transactions related to the commitment reduction of the Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes”), as well as the pro rata prepayment on the Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) and Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”). The increase was also impacted by the net borrowings on the 2016 Variable Funding Notes during the first nine months of fiscal year 2018, as compared to less borrowings on the 2016 Variable

Funding Notes in the same periods last year. See “Liquidity and Sources of Capital” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on our debt financing transactions and factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 26.1% for the third quarter of fiscal year 2018 compared to 34.0% for the same period in 2017. The provision for income taxes reflects an effective tax rate of (4.7)% for the first nine months of fiscal 2018 compared to 33.5% for the same period in 2017. The lower effective income tax rate during the third quarter and first nine months of fiscal year 2018 was due primarily to the impacts of the TCJA. Specifically, the lower effective income tax rate during the third quarter of fiscal year 2018 was due primarily to the reduction of the U.S. corporate federal income tax rate from 35% in fiscal year 2017 to a blended statutory rate of 25.7% in fiscal year 2018. The lower effective income tax rate during the first nine months of fiscal year 2018 was due primarily to the lower U.S. corporate federal statutory income tax rate and the recognition of a provisional income tax benefit of $14.1 million in the second quarter of fiscal year 2018 resulting from the revaluation of our deferred income tax assets and liabilities. Please refer to Note 4 - Income Taxes, included in Part I, Item 1, "Financial Statements," in this Quarterly Report on Form 10-Q for a discussion of the impacts of the TCJA. Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option holders and as circumstances on other tax matters change.

Non-GAAP Adjustments. Excluding the non-GAAP adjustments further described below, net income for the third quarter of fiscal year 2018 increased 7% and diluted earnings per share for the quarter increased 21% to $0.52. Net income and diluted earnings per share for the first nine months of fiscal year 2018 would have increased 5% and 21%, respectively. The lower tax rate resulting from the federal tax reform benefited adjusted earnings per share by approximately $0.06 for the third quarter and $0.10 for the first nine months of fiscal year 2018. Excluding the total impact of federal tax reform, adjusted net income per diluted share improved 7% to $0.46 in the third quarter and 9% to $0.88 in the first nine months of fiscal year 2018.

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

(In thousands, except per share amounts)

	Three months ended May 31, 2018		Three months ended May 31, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$21,576	$0.58	$18,751	$0.44
Payment card breach expense (1)	338	0.01	—	—
Tax impact on payment card breach expense (2)	(99)	0.00	—	—
Net gain on refranchising transactions (3)	(3,153)	(0.08)	(814)	(0.02)
Tax impact on refranchising transactions (4)	924	0.02	396	0.01
Adjusted - Non-GAAP (5)	$19,586	$0.52	$18,333	$0.43
________________

(1)	Costs include legal fees.

(2)	Tax impact during the period at a consolidated blended statutory tax rate of 29.3%.

(3)
During the third quarter of fiscal year 2018, we completed transactions to refranchise the operations of 41 Company Drive-Ins. During the first and second quarters of fiscal year 2017, we completed transactions to refranchise the operations of 110 Company Drive-Ins. Refer to Note 10 - Refranchising Initiative, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for more information.

(4)	Tax impact at a consolidated blended statutory tax rate of 29.3% during fiscal year 2018 and at an adjusted effective tax rate of 48.7% during fiscal year 2017.

(5)	Sum of per share data may not agree to the total amounts due to rounding.

໿

	Nine months ended May 31, 2018		Nine months ended May 31, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$52,613	$1.36	$42,832	$0.96
Payment card breach expense (1)	1,209	0.03	—	—
Tax impact on payment card breach expense (2)	(411)	(0.01)	—	—
Loss from debt transactions (3)	1,310	0.03	—	—
Tax impact on debt transactions (4)	(384)	(0.01)	—	—
Discrete impact of the Tax Cuts and Jobs Act	(14,120)	(0.37)	—	—
Net gain on refranchising transactions (5)	(3,153)	(0.08)	(6,645)	(0.15)
Tax impact on refranchising transactions (6)	924	0.02	2,501	0.05
Gain on sale of investment in refranchised drive-in operations (7)	—	—	(3,795)	(0.08)
Tax impact on sale of investment in refranchised drive-in operations (8)	—	—	1,350	0.03
Adjusted - Non-GAAP (9)	$37,988	$0.98	$36,243	$0.81
________________

(1)	Costs include legal fees, investigative fees and costs related to customer response.

(2)	Combined tax impact at consolidated blended statutory tax rates of 38.2% during the first quarter of fiscal year 2018 and 29.3% during the second and third quarters of fiscal year 2018.

(3)
Includes a $0.7 million write-off of unamortized deferred loan fees related to the reduction of the Company's variable funding note commitments, as well as a $0.4 million write-off of unamortized deferred loan fees related to the prepayment on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. Additionally, as required by the terms of the 2016 Fixed Rate Notes, we paid a $0.2 million prepayment premium.

(4)	Tax impact during the period at a consolidated blended statutory tax rate of 29.3%.

(5)
During the third quarter of fiscal year 2018, we completed transactions to refranchise the operations of 41 Company Drive-Ins. During the first and second quarters of fiscal year 2017, we completed transactions to refranchise the operations of 110 Company Drive-Ins. Refer to Note 10 - Refranchising Initiative, included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for more information.

(6)
Tax impact at a consolidated blended statutory tax rate of 29.3% during fiscal year 2018; a combined tax impact at an effective tax rate of 35.6% during the first quarter of fiscal year 2017 and at adjusted effective tax rates of 36.0% and 48.7% during the second and third quarters of fiscal year 2017, respectively.

(7)	Gain on sale of investment in refranchised drive-ins is related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009.

(8)	Tax impact during the period at an adjusted effective tax rate of 35.6%.

(9)	Sum of per share data may not agree to the total amounts due to rounding.
Financial Position

Total assets decreased $16.2 million, or 2.9%, to $545.5 million during the first nine months of fiscal year 2018 from $561.7 million at the end of fiscal year 2017.  The decrease in total assets was driven by a decrease in property, equipment and capital leases primarily driven by refranchising transactions, as well as depreciation, partially offset by capital expenditures and a decrease in assets held for sale. Additionally, there was an increase in notes receivable, primarily related to notes extended to the system marketing funds and franchisees and an increase in royalties and other trade receivables reflective of higher total sales compared to sales at the end of the prior fiscal year.

Total liabilities increased $55.3 million, or 7.2%, to $818.8 million during the first nine months of fiscal year 2018 from $763.5 million at the end of fiscal year 2017.  The increase was primarily attributable to an increase in long-term debt of $79.1 million related to the 2018 debt transactions, detailed below in “Liquidity and Sources of Capital.” This was partially offset by a decrease of $14.4 million in deferred income taxes as a result of the TCJA and of $6.5 million in accrued liabilities, which is mainly related to payment of wages and incentive compensation and other tax liabilities that were accrued as of August 31, 2017.

Total stockholders’ deficit increased $71.5 million, or 35.4%, to a deficit of $273.3 million during the first nine months of fiscal year 2018 from a deficit of $201.8 million at the end of fiscal year 2017.  This increase was primarily attributable to $109.1 million in purchases of common stock during the first nine months of the fiscal year and the payment of $18.2 million in dividends, partially offset by current-year earnings of $52.6 million.

Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities increased $14.8 million to $64.8 million for the first nine months of fiscal year 2018 as compared to $50.1 million for the same period in fiscal year 2017.  The increase was mainly due to changes in working capital, primarily related to higher incentive compensation paid in the prior fiscal year period, as well as the timing of payments for operational, payroll and tax transactions. Operating cash flow was also impacted by an increase of $4.0 million in net income, excluding the non-cash items for gain on disposition of assets and the benefit from deferred income taxes.

Investing Cash Flows.  Net cash used in investing activities was $15.5 million for the first nine months of fiscal year 2018 as compared to net cash provided by investing activities of $44.2 million for the same period in fiscal year 2017.  Proceeds declined $54.5 million from the $70.7 million received during the first nine months of fiscal year 2017. The increased activity in fiscal year 2017 resulted from the sale of assets related to stores sold to franchisees as part of the refranchising initiative and the sale of investment in refranchised drive-in operations. Additionally, we had decreased investments in property and equipment of $12.6 million, mainly due to an $18.9 million decrease related to the timing of rebuilds, relocations and remodels of existing drive-ins and newly constructed drive-ins for the Company and franchisees. This was partially offset by an increase of $7.6 million in acquisition of real estate.

The table below outlines our use of cash in millions for investments in property and equipment for the first nine months of fiscal year 2018:

Brand technology investments	$9.1
Acquisition of real estate	7.6
Purchase and replacement of equipment and technology	4.5
Rebuilds, relocations and remodels of existing drive-ins	2.5
Newly constructed drive-ins leased or sold to franchisees	0.8
Total investments in property and equipment	$24.5

Financing Cash Flows.  Net cash used by financing activities decreased $87.5 million to $26.8 million for the first nine months of fiscal year 2018, as compared to cash used in financing activities of $114.3 million for the same period in fiscal year 2017. In February of fiscal year 2018 we completed a debt financing transaction as described below, which is the primary driver of the increase. Additionally, there was a decrease in purchases of treasury stock of $17.6 million compared to the prior-year period.

During the second quarter of fiscal year 2018, we used a portion of the restricted funds from the proceeds of the sale of securitized assets during fiscal year 2017 to make a pro rata prepayment of $28.0 million on our 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the note terms.

On February 1, 2018, various subsidiaries (the “Co-Issuers”) issued $170.0 million of Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2018 Fixed Rate Notes”) in a private transaction which bears interest at 4.03% per annum.  The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.  At May 31, 2018, the balance outstanding under the 2018 Fixed Rate Notes including accrued interest totaled $170.2 million and carried a weighted-average interest cost of 4.40%, including the effect of the loan origination costs described below.

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

We anticipate fiscal year 2018 interest expense from the 2018 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes (collectively, the “Fixed Rate Notes”), including the amortization of loan origination costs, to be approximately $30.8 million annually. As a result of an amortization requirement based on a leverage ratio calculation, we will be making principal payments of $5.3 million over the next twelve months on the 2016 Fixed Rate Notes. For additional information on our 2018 transactions see note 8 – Debt, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q. See note 10 - Long-Term Debt in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017 for additional information regarding our long-term debt.

During fiscal year 2017, approximately 6.7 million shares were repurchased under our share repurchase program for a total cost of $172.9 million, resulting in an average price per share of $25.71.  In August 2017, the Board of Directors approved an incremental $160.0 million share repurchase authorization of the Company's outstanding shares of common stock through August 31, 2018.

During the first nine months of fiscal year 2018, approximately 4.3 million shares were repurchased for a total cost of $109.1 million, resulting in an average price per share of $25.23. The total remaining authorized under the share repurchase program as of May 31, 2018 was $50.9 million.

Subsequent to the end of the quarter, the Board of Directors authorized a $500.0 million share repurchase program through August 31, 2021, replacing the Company’s previous fiscal year 2018 authorization. Including amounts purchased during the first nine months of the fiscal year, the total remaining authorized under the share repurchase program is $390.9 million.

As of May 31, 2018, our total cash balance of $73.3 million ($44.9 million of unrestricted and $28.5 million of restricted cash balances) reflected the impact of the cash generated from operating activities, net proceeds from the 2018 debt transactions and cash used for share repurchases, dividends and capital expenditures mentioned above.  We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.
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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Shares repurchased during the third quarter of fiscal year 2018 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program(1)
March 1, 2018 through March 31,2018	544	$24.95	544	$74,938
April 1, 2018 through April 30, 2018	372	26.35	372	65,144
May 1, 2018 through May 31, 2018	572	24.90	572	50,899
Total	1,488		1,488
__________________

(1)
In August 2017, the Company’s Board of Directors extended the Company’s share repurchase program, authorizing the Company to purchase up to $160.0 million of its outstanding shares of common stock through August 31, 2018.  In June 2018, the Board of Directors authorized a $500.0 million share repurchase program through August 31, 2021, replacing the Company’s previous fiscal year 2018 authorization.

(2)
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

Date:  July 3, 2018

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