Form 10-K
period 2018-08-31
SONIC CORP
filed 2018-10-23
CIK 868611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2018

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

As of February 28, 2018, the aggregate market value of the 36,866,336 shares of common stock of the Company held by non-affiliates of the Company equaled $926,082,360 based on the closing sales price for the common stock as reported for that date.

As of October 12, 2018, the Registrant had 35,687,663 shares of common stock issued and outstanding.

Documents Incorporated by Reference
None

FORM 10-K OF SONIC CORP.

FORM 10-K
SONIC CORP.
PART I
Item 1.  Business

Overview

Sonic Corp., through its subsidiaries, operates and franchises the largest chain of drive-in restaurants (“Sonic Drive-Ins”) in the United States.  References to “Sonic Corp.,” “Sonic,” “the Company,” “we,” “us” and “our” in this Form 10-K are references to Sonic Corp. and its subsidiaries.

The first Sonic Drive-In restaurant opened in 1953.  As of the end of our fiscal year on August 31, 2018, the Sonic system included 3,606 Sonic Drive-Ins in 45 states of which 3,427 were owned and operated by franchisees (“Franchise Drive-Ins”) and 179 were owned and operated by Sonic Restaurants, Inc., the Company’s operating subsidiary (“Company Drive-Ins”).

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

Expansion

During fiscal year 2018, we opened 41 Sonic Drive-Ins, all of which were Franchise Drive-Ins. Expansion plans for fiscal year 2019 involve the opening of multiple Sonic Drive-Ins under development agreements, as well as single-store development by new and existing franchisees.  We believe that our existing as well as newly opened markets offer significant growth opportunities over the long term.

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

Each year, Sonic develops a marketing plan with the involvement of the Sonic Franchise Advisory Council. (Information concerning the Sonic Franchise Advisory Council is set forth on page 3 under Franchise Program - Franchise Advisory Council.) Funding for our marketing plan is provided by the System Marketing Fund, the Sonic Brand Fund and local advertising expenditures.  The System Marketing Fund primarily focuses on purchasing advertising on national cable and broadcast networks and other national media, digital media, sponsorship and brand enhancement opportunities.  The Sonic Brand Fund supports national creative and content production as well as other programs designed to promote or enhance the Sonic brand. Our license agreements require advertising contributions of up to 5.9% of sales to these marketing funds and local advertising cooperatives.

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

Information Systems

Sonic Drive-Ins are equipped with information technology systems including point-of-sale systems and operational tools for sales, labor and inventory.  This technology includes industry-specific, off-the-shelf systems as well as proprietary software that assist in managing food and beverage costs.  These solutions are integrated with our point-of-sale systems to provide information that is important for managers to run efficient and effective operations.  We have centralized financial and accounting systems for Company Drive-Ins.  We also have systems that receive transaction-level data from Franchise Drive-Ins.  We believe these systems are important in analyzing and improving sales and profit margins and accumulating marketing information.  We are also making strategic investments in customer facing digital technologies, including interactive menu boards, a multi-functional mobile application and electronic payment at the stall and off-premises to enhance the customer’s experience and drive sales.  We have further invested in new point-of-sale systems. Our license agreements require a technology contribution of approximately 0.25% of sales to the Brand Technology Fund (“BTF”), which was established in the third quarter of fiscal year 2016 and administers cybersecurity and other technology programs for the Sonic system.

Franchise Program

General.  As of August 31, 2018, we had 3,427 Franchise Drive-Ins in operation.  A large number of successful multi-unit franchise groups have developed during the Sonic system’s more than 60 years of operation.  Those franchisees continue to develop new Franchise Drive-Ins either through development agreements or single-site development.  Our franchisees opened 41 drive-ins during fiscal year 2018.  We consider our franchisees a vital part of our continued growth and believe our relationship with our franchisees is good.

Franchise Agreements.  For traditional drive-ins, the current franchise agreement provides for a franchise fee of $45,000 per drive-in, a royalty fee of up to 5% of sales on a graduated percentage basis and a 20-year term.  For fiscal year 2018, Sonic’s average royalty rate was 4.08%.  The franchisee also pays advertising fees of up to 5.9% of sales and a technology fee of approximately 0.25% of sales.

Development Agreements.  We use single- and multiple-unit development agreements for opening new drive-ins.  During fiscal year 2018, almost all of our new Franchise Drive-In openings occurred as a result of existing development agreements.  Each development agreement gives a developer the exclusive right to construct, own and operate Sonic Drive-Ins within a defined area.  In exchange, each developer agrees to open a minimum number of Sonic Drive-Ins in the area within a prescribed time period.  Franchisees who enter into development agreements typically pay a fee, which is credited against franchise fees due when Sonic Drive-Ins are opened in the future.  Franchisees may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

Franchise Advisory Council.  Our Franchise Advisory Council provides advice, counsel and input to Sonic on important issues impacting the business, such as marketing and promotions, new products, operations, profitability, technology and training.  The Franchise Advisory Council currently consists of 26 members selected by Sonic.  We have seven executive committee members who are selected at large and 19 regional members representing all regions of the country.  We also have four Franchise Advisory Council task groups comprised of 55 members who generally serve three-year terms and provide support on individual key priorities.

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

	2018	2017	2016	2015	2014
Average sales per Franchise Drive-In	$1,260	$1,260	$1,301	$1,261	$1,170
(In thousands)
Number of Franchise Drive-Ins:
Total open at beginning of year	3,365	3,212	3,139	3,127	3,126
New Franchise Drive-Ins	41	63	52	38	37
Sold to the Company	—	—	—	(3)	—
Purchased from the Company	49	117	38	9	7
Closed (net of re-openings)	(28)	(27)	(17)	(32)	(43)
Total open at end of year	3,427	3,365	3,212	3,139	3,127

Company Operations

Management Structure.  A typical Company Drive-In is operated by a manager, two to four assistant managers and approximately 25 hourly employees, some of whom work part-time.  The manager has responsibility for the day-to-day operations of the Company Drive-In.  Supervisors oversee several Company Drive-Ins and supervise the managers of those drive-ins.  The employee compensation program at Company Drive-Ins for managers and supervisors is comprised of a guaranteed base compensation with additional incentive compensation based on customer satisfaction, employee staffing and training and drive-in level financial performance.

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

	2018	2017	2016	2015	2014
Average sales per Company Drive-In	$1,155	$1,134	$1,142	$1,116	$1,043
(In thousands)
Number of Company Drive-Ins:
Total open at beginning of year	228	345	387	391	396
New Company Drive-Ins	—	3	1	3	3
Purchased from franchisees	—	—	—	3	—
Sold to franchisees	(49)	(117)	(38)	(9)	(7)
Closed (net of re-openings)	—	(3)	(5)	(1)	(1)
Total open at end of year	179	228	345	387	391

Competition

We compete in the restaurant industry, specifically in the segment known as quick-service restaurants (“QSR”), which is highly competitive in terms of price, service, location and food quality.  The restaurant industry is often affected by changes in consumer trends, economic conditions, demographics and traffic patterns.  We compete on the basis of distinctive food and service with signature food items, friendly carhops and the method of food preparation (made-to-order and personalized).  Our drive-in format, combined with the quality of service featuring Sonic carhops, constitute a primary marketable point of difference from the competition.  There are many well-established competitors with substantially greater financial and other resources.  These competitors include a large number of national, regional and local food service establishments, including QSRs, casual-dining restaurants and convenience stores.  A significant change in market conditions or in pricing or other marketing strategies by one or more of Sonic’s competitors could have an adverse impact on Sonic’s sales, earnings and growth.  Furthermore, the restaurant industry has few barriers to entry, and new competitors may emerge at any time.  In selling franchises, we compete with many franchisors of QSR and other restaurants, in addition to franchisors of other business opportunities.

Seasonality

Our sales and earnings results during Sonic’s second fiscal quarter (the months of December, January and February) generally are lower than other quarters because of colder and more volatile weather in the locations of a number of Sonic Drive-Ins.

Employees

As of August 31, 2018, we had 391 full-time corporate employees and approximately 4,650 full-time and part-time employees at Company Drive-Ins.  None of our employees are subject to a collective bargaining agreement.  We believe that we have good labor relations with our employees.

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

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect on operations of possible future environmental legislation or regulations.  During fiscal year 2018, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

A large proportion of Sonic Drive-Ins are owned and operated by our franchisees.  A significant portion of our earnings comes from royalties, rents and other amounts paid by our franchisees.  Franchisees are independent businesses, and their employees are not our employees.  To help ensure compliance with brand standards we provide appropriate training and support to, and monitor the operations of, our franchisees, but the quality of their drive-in operations may be diminished by any number of factors beyond our control.  Franchisees may not successfully operate drive-ins in a manner consistent with our high standards and requirements, and they may not invest in facilities and initiatives as necessary to compete successfully in the restaurant industry.  In addition, franchisees may not hire and train qualified managers and other restaurant personnel and may not adequately plan for and train their own successors.  Consumers could perceive an operational shortcoming of a Franchise Drive-In as a reflection of the entire Sonic brand, thus damaging our reputation and potentially affecting revenues and profitability.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control.  Certain events and factors may directly and immediately decrease demand for our products, and we cannot ensure that we will be able to respond to or address the events and factors sufficiently.  If customer demand decreases rapidly, our results of operations, including store-level sales and profits, would also decline precipitously.  These events and factors include:

•	sales promotions and product offerings by Sonic and its competitors;

•	changes in average same-store sales and customer visits;

•	the inability to purchase sufficient levels of media;

•	variations in the price, availability and shipping costs of supplies such as food products;

•	seasonal effects on demand for Sonic’s products;

•	slowdowns in new drive-in development or franchise agreement renewals;

•	changes in competitive conditions;

•	changes in economic conditions generally, including consumer spending;

•	consumer sensitivity to price and value;

•	changes in consumer tastes and preferences;

•	changes in the cost of labor; and

•	weather and other acts of God.

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

The Company employs securitized financing in the form of fixed rate notes and variable rate notes.  As of August 31, 2018, we had three outstanding series of fixed rate notes:  1) $147.6 million in debt including accrued interest at an interest rate of 3.75%, with an anticipated repayment date of July 2020, and 2) $400.4 million in debt including accrued interest at an interest rate of 4.47%, with an anticipated repayment date of May 2023, and 3) $170.2 million in debt including accrued interest at an interest rate of 4.03%, with an anticipated repayment date of February 2025.  In addition, as of August 31, 2018, we had no outstanding balance under the variable rate notes.  Interest on the variable notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  The variable rate notes have an anticipated repayment date of May 2021, with two one-year options available under certain conditions.  We believe our current leverage ratio is moderate.  We have historically generated net operating cash flows significantly in excess of our debt service requirements.  In the event that we default on our debt obligations, the following consequences could apply:

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

Sonic and its franchisees are subject to various federal, state and local laws affecting their businesses.  The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations.  More stringent requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.  Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration laws (including applicable minimum wage requirements, overtime, working and safety conditions and work authorization requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act.  If we or our franchisees fail to comply with any of these laws, we or they may be subject to governmental action or litigation, and our reputation could be accordingly harmed.  Injury to our reputation would, in turn, likely reduce revenues and profits.

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

Security breaches involving our systems or those of our franchisees or third-party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers and other bad actors. In fact, as further described below, in 2017 the Company discovered that payment card numbers were acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. Our technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. While we take precautions to avoid security breaches, an actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents, or the reporting of such incidents whether accurate or not, could result in adverse publicity, loss of consumer confidence, increased costs, reduced sales and profits and criminal penalties or civil liabilities.

We have incurred and in the future may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

A significant portion of our restaurant sales are by credit or debit cards. As previously announced, in 2017 the Company discovered that payment card numbers were acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations. The Company was named as a defendant in nine purported class action complaints related to the breach. The cases were consolidated in the Northern District of Ohio (the “Litigation”). The plaintiffs in the Litigation assert various claims related to the Company’s alleged failure to safeguard customer credit card information and seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Company believes it has meritorious defenses to the Litigation and intends to vigorously oppose the claims asserted by the plaintiffs. On October 10, 2018, the parties to the Litigation filed a joint motion seeking preliminary approval of a class settlement.  Based on the terms of class settlement, which is subject to final court approval, we do not believe any payments made in connection with the class settlement or the Litigation more generally would be in excess of our cyber liability insurance coverage.  The Company has since been named as a defendant in one additional purported class action complaint filed on October 16, 2018, in the United States District Court for the Eastern District of Arkansas. We cannot provide assurance that we will not become subject to other inquiries or claims relating to the payment card breach. We may be subject to losses associated with claims and anticipated claims by payment card companies for non-ordinary course operating expenses, card issuer losses and card replacement costs, as well as fines and penalties issued by payment card companies in connection with the payment card breach. We may also be subject to fines and penalties imposed by state and/or federal regulators relating to or arising out of the payment card breach. It is possible that losses associated with the payment card breach, including losses associated with the Litigation, could have a material adverse effect on our results of operations in future periods.

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

Item 1B.  Unresolved Staff Comments

None.
Item 2.  Properties

Of the 179 Company Drive-Ins operating as of August 31, 2018, we operated 83 of them on property leased from third parties and 96 of them on property we own.  The leases expire on dates ranging from 2019 to 2037, with the majority of the third-party leases providing for renewal options.  All third-party leases provide for specified monthly rental payments and/or rentals based on sales volume.  Most third-party leases require Sonic to maintain the property and pay the cost of insurance and taxes.

We also own and lease 162 properties and sublease 48 properties to franchisees and other parties.  These leases with franchisees and other parties expire on dates ranging from 2018 to 2037, with the majority of the leases providing for renewal options.  The majority of the leases and subleases for Franchise Drive-Ins provide for percentage rent based on sales volume, with a minimum base rent.  These leases generally require the franchisee to maintain the property and pay the costs of insurance and taxes.  Virtually all of our owned properties are pledged as collateral under the terms of our securitized financing facility, as described under “Liquidity and Sources of Capital” in Part II, Item 7.

Our corporate headquarters is located in Oklahoma City.  We have an existing lease to occupy approximately 100,433 square feet.  This lease expires in November 2023 and has two five-year renewal options.  Sonic believes its properties are suitable for the purposes for which they are being used.
Item 3.  Legal Proceedings

The Company was named as a defendant in nine purported class action complaints related to a 2017 payment card breach at certain Sonic Drive-Ins. The cases were consolidated in the Northern District of Ohio (the “Litigation”). The plaintiffs in the Litigation assert various claims related to the Company’s alleged failure to safeguard customer credit card information and seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Company believes it has meritorious defenses to the Litigation and intends to vigorously oppose the claims asserted by the plaintiffs. On October 10, 2018, the parties to the Litigation filed a joint motion seeking preliminary approval of a class settlement.  Based on the terms of the class settlement, which is subject to final court approval, we do not believe any payments made in connection with the class settlement or the Litigation more generally would be in excess of our cyber liability insurance coverage.  The Company has since been named as a defendant in one additional purported class action complaint filed on October 16, 2018, in the United States District Court for the Eastern District of Arkansas. We cannot provide assurance that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, it is possible the ultimate amount paid by us relating to the payment card breach may be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

The Company is involved in various other legal proceedings and has certain unresolved claims pending.  Based on the information currently available, management believes that all such other claims currently pending are either covered by insurance or would not have a material adverse effect on the Company’s business or financial condition.
Item 4.  Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Company

Identification of Executive Officers

The following table identifies the executive officers of the Company:

Name	Age	Position	Executive Officer Since
Clifford Hudson	63	Chairman of the Board of Directors and Chief Executive Officer	1985

Claudia S. San Pedro	49	President	2007

John H. Budd III	51	Executive Vice President and Chief Strategy and Business Development Officer	2013

Jose A. Dueñas	46	Executive Vice President and Chief Brand Officer	2017

Christina D. Vaughan	43	President of Sonic Restaurants, Inc.	2017

Paige S. Bass	49	Senior Vice President, General Counsel and Assistant Corporate Secretary	2007

E. Edward Saroch	61	Senior Vice President of Franchise Relations	2017

Corey R. Horsch	40	Vice President, Chief Financial Officer and Treasurer	2015

Lori Abou Habib	38	Vice President and Chief Marketing Officer	2017

Michelle E. Britten	51	Vice President and Chief Accounting Officer	2012

Carolyn C. Cummins	60	Vice President of Compliance and Corporate Secretary	2004

Business Experience

The following sets forth the business experience of the executive officers of the Company for at least the past five years:

Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995. He also served as President from April 1995 to January 2000, reassumed that position from November 2004 until May 2008, April 2013 to January 2016 and again March 2017 to February 2018. He has served in various other offices with the Company since 1984. Mr. Hudson has served as a Director of the Company since 1993.

Claudia S. San Pedro has served as the Company’s President since February 2018. She served as Executive Vice President and Chief Financial Officer from August 2015 to February 2018 and served as Senior Vice President and Chief Financial Officer from April 2015 until August 2015. Ms. San Pedro served as Vice President of Investor Relations and Communications of the Company from January 2013 until April 2015 and was its Vice President of Investor Relations from July 2010 until January 2013. She served as Vice President of Investor Relations and Brand Strategies from October 2009 until July 2010. Ms. San Pedro has also served as Treasurer of the Company from January 2007 until October 2015. She served as the Director of the Oklahoma Office of State Finance from June 2005 through November 2006. From July 2003 to May 2005, Ms. San Pedro served as the Budget Division Director for the Oklahoma Office of State Finance.

John H. Budd III has served as Executive Vice President and Chief Strategy and Business Development Officer of the Company since January 2018. He served as Executive Vice President and Chief Development and Strategy Officer from January 2016 to January 2018, and as Senior Vice President and Chief Development and Strategy Officer from August 2013 until January 2016. Mr. Budd served in several progressive positions for Boston Consulting Group from 1997 until joining Sonic in August 2013. His most recent position with Boston Consulting Group was Partner and Managing Director.

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

Corey R. Horsch has served as Vice President, Chief Financial Officer and Treasurer of the Company since February 2018. He served as Vice President of Investor Relations and Treasurer of the Company from October 2015 to February 2018. Mr. Horsch served as a Portfolio Manager with Surveyor Capital from May 2011 until September 2015. He served as a Senior Research Analyst with Luther King Capital Management from June 2006 until April 2011. Prior to June 2006, Mr. Horsch worked for almost six years with Credit Suisse in various positions of increasing responsibility, the most recent of which was Vice President, Senior U.S. Equity Research Analyst.

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

	Sales Price				Dividends Declared and Paid
	Fiscal year ended		Fiscal year ended		Fiscal year ended
	August 31, 2018		August 31, 2017		August 31,
	High	Low	High	Low	2018	2017
First Quarter	$27.00	$22.11	$28.87	$21.12	$0.16	$0.14
Second Quarter	29.62	23.22	28.60	24.57	0.16	0.14
Third Quarter	27.52	23.51	29.44	22.50	0.16	0.14
Fourth Quarter	37.44	24.29	30.05	22.66	0.16	0.14

Subsequent to the end of fiscal year 2018, the Company and Inspire Brands, Inc. ("Inspire") entered into a definitive merger agreement under which Inspire will acquire Sonic. The agreement remains subject to shareholder approval, and the Company is not permitted to pay a dividend prior to the closing of the acquisition. For more information regarding the agreement, see note 16 - Subsequent events, included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Stockholders

As of October 12, 2018, the Company had 497 record holders of its common stock.

Issuer Purchases of Equity Securities

Shares repurchased during the fourth quarter of fiscal year 2018 are as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
June 1, 2018 through June 30, 2018	318	$31.43	318	$380,914
July 1, 2018 through July 31, 2018	268	35.76	268	371,325
August 1, 2018 through August 31, 2018	304	34.49	304	360,822
Total	890		890
_______________

(1)
In August 2017, the Board of Directors extended the share repurchase program, authorizing the purchase of up to $160 million of the Company’s outstanding shares of common stock through August 31, 2018. In June 2018, the Board of Directors authorized a $500.0 million share repurchase program through August 31, 2021, replacing the Company's previous fiscal year 2018 authorization.

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

Selected Financial Data (In thousands, except per share data)

	Fiscal year ended August 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Company Drive-In sales	$240,722	$296,101	$425,795	$436,031	$405,363
Franchise Drive-Ins:
Franchise royalties and fees	172,443	170,527	170,319	161,342	138,416
Lease revenue	7,804	7,436	7,459	5,583	4,291
Other	2,621	3,203	2,747	3,133	4,279
Total revenues	423,590	477,267	606,320	606,089	552,349
Cost of Company Drive-In sales	203,177	249,911	356,820	363,938	342,109
Selling, general and administrative	80,077	78,687	82,089	79,336	69,415
Depreciation and amortization	38,355	39,248	44,418	45,892	42,210
Provision for impairment of long-lived assets	664	1,140	232	1,440	114
Other operating (income) expense, net	(5,086)	(14,994)	(4,691)	(945)	(176)
Total expenses	317,187	353,992	478,868	489,661	453,672
Income from operations	106,403	123,275	127,452	116,428	98,677
Interest expense, net (1)	32,464	27,808	34,948	24,706	24,913
Income before income taxes	73,939	95,467	92,504	91,722	73,764
Net income (2)	$71,205	$63,663	$64,067	$64,485	$47,916

Income per share:
Basic	$1.89	$1.47	$1.32	$1.23	$0.87
Diluted	$1.87	$1.45	$1.29	$1.20	$0.85
Weighted average shares used in calculation:
Basic	37,618	43,306	48,703	52,572	55,164
Diluted	38,086	44,043	49,669	53,953	56,619

Cash dividends declared per common share (3)	$0.64	$0.56	$0.44	$0.27	$0.09

Balance Sheet Data:
Working capital	$42,350	$30,568	$62,994	$(2,383)	$16,201
Property, equipment and capital leases, net	298,222	312,380	392,380	421,406	441,969
Total assets	531,134	561,744	648,661	620,024	650,972
Obligations under capital leases (including current portion)	15,457	19,631	21,064	24,440	26,743
Long-term debt (including current portion)	717,396	637,521	578,938	438,028	437,318
Stockholders’ equity (deficit)	(288,846)	(201,758)	(75,643)	17,433	62,675
_______________

(1)	Includes net loss from early extinguishment of debt of $1.3 million and $8.8 million in fiscal years 2018 and 2016, respectively.

(2)
Includes the benefit from the Tax Cuts and Job Act of $19.8 million, or $0.52 per diluted share, primarily from the deferred tax remeasurement in the second quarter of fiscal year 2018 of $14.1 million and the impact of the change in tax rate from 35% to the Company’s blended statutory federal tax rate of 25.7%.

(3)	The first quarter dividend for fiscal year 2015 was declared in the fourth quarter of fiscal year 2014.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On September 24, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Inspire Brands, Inc. (“Parent”), a multi-brand restaurant company whose portfolio includes more than 4,700 Arby’s, Buffalo Wild Wings and Rusty Taco locations worldwide, and SSK Merger Sub, Inc. (the “Merger Sub”), a wholly owned subsidiary of Parent. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and as a wholly owned, privately held subsidiary of Parent. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Common Stock issued and outstanding as of immediately prior to the effective time of the Merger (other than shares of Common Stock (i) held in treasury by the Company or owned by any direct or indirect wholly owned subsidiary of the Company, (ii) owned by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or (iii) for which appraisal rights have been properly demanded in accordance with the General Corporation Law of the State of Delaware) will be cancelled and automatically converted into the right to receive $43.50 in cash. The Board of Directors of the Company unanimously has (i) determined that the Merger Agreement and the Transactions are in the best interests of the Company and its stockholders, (ii) declared it advisable to enter into the Merger Agreement, (iii) authorized and approved the Merger Agreement and the consummation of the Transactions, (iv) resolved to recommend that the Company’s stockholders vote in favor of adoption of the Merger Agreement and (v) directed that the Merger Agreement be submitted to a vote of the Company’s stockholders. Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.  Each of Parent’s and the Company’s obligation to consummate the Merger is also subject to certain additional conditions, including (i) subject to specific standards, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) with respect to Parent’s obligations to consummate the Merger, the absence of a material adverse effect with respect to the Company. The Merger Agreement provides that consummation of the Merger will occur on the later of two business days after (a) satisfaction or waiver of such closing conditions and (b) December 21, 2018, subject to certain exceptions to extend the consummation of the Merger. For more information, see Note 16 - Subsequent events included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Overview

Description of the Business.  Sonic operates and franchises the largest chain of drive-in restaurants in the United States.  As of August 31, 2018, the Sonic system was comprised of 3,606 drive-ins, of which 5% were Company Drive-Ins and 95% were Franchise Drive-Ins.  Sonic’s signature food items include specialty drinks (such as cherry limeades and slushes), ice cream desserts, made-to-order cheeseburgers, chicken entrees ranging from sandwiches to boneless wings, a variety of hot dogs including six-inch premium beef hot dogs and footlong quarter pound coneys, hand-made onion rings and tater tots.  Sonic Drive-Ins also offer breakfast items that include a variety of breakfast burritos and serve the full menu all day.  Our Company Drive-In revenues and cost of sales, as well as franchise royalties and fees, are directly affected by the number and sales volume of drive-ins and new drive-in openings.

Overview of Business Performance.    System same-store sales decreased 0.3% during fiscal year 2018 as compared to a decrease of 3.3% for fiscal year 2017.  Same-store sales at Company Drive-Ins decreased by 0.8% during fiscal year 2018 as compared to a decrease of 4.7% for fiscal year 2017.  The same-store sales decreases reflect a decline in traffic, which was impacted by adverse weather and aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives seen during the remainder of the fiscal year. We continue to execute on our long-term strategies, including new technology, product innovation, personalized service, brand-appropriate value promotions and our fully integrated media strategy.  All of these initiatives fuel Sonic’s strategy to drive growth through improvement in same-store sales and new drive-in development, and to enhance returns through the deployment of cash to shareholders. Same-store sales growth is the most important component to driving brand value as it generates operating leverage, increased operating cash flows and improved return on investment.

Revenues decreased to $423.6 million for fiscal year 2018 from $477.3 million for fiscal year 2017, which was primarily due to a decrease in Company Drive-In sales of $55.4 million.  The decrease in Company Drive-In sales was primarily a result of refranchising Company Drive-Ins during fiscal year 2018 and 2017. Restaurant margins at Company Drive-Ins during fiscal year 2018 were flat when compared to the prior year, reflecting the impact of refranchising lower-margin drive-ins, partially offset by commodity cost and labor inflation. Additionally, improving sales in the later portion of the fiscal year resulted in less de-leveraging on overall drive-in level margins.

Net income and diluted earnings per share for fiscal year 2018 were $71.2 million and $1.87, respectively, as compared to net income of $63.7 million or $1.45 per diluted share for fiscal year 2017.

In June 2016, the Company announced plans to refranchise Company Drive-Ins as part of an initiative to move toward an approximately 95%‑franchised system. During fiscal year 2016, the Company refranchised the operations of 29 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations of 25 of these refranchised drive-ins.

The Company completed the previously announced refranchising initiative during fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised and the Company retained a non-controlling minority investment in 106 of the franchise operations.

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

During fiscal year 2018, the Company recognized a net gain of $3.2 million related to the refranchised operations of 41 drive-ins and retained a non-controlling minority investment in the franchise operations. These transactions represent additional markets identified after completion of the refranchising initiative in fiscal year 2017 and bring the brand to a 95% franchised system.

In addition to the refranchised drive-ins discussed above in which the Company retained a non-controlling minority investment in the operations, the Company also refranchised the operations of eight drive-ins during fiscal year 2018, five during fiscal year 2017 and nine during fiscal year 2016. These refranchising transactions all occurred in the normal course of business and did not result in any retained interests.

Income from minority investments is included in other revenue on the consolidated statements of income. The gains and losses related to refranchised drive-ins are recorded in other operating income, net, on the consolidated statement of income.

The following table provides information regarding the number of Company Drive-Ins and Franchise Drive-Ins operating as of the end of the years indicated as well as the change in sales and average unit volume for the system.  System information includes both Company Drive-In and Franchise Drive-In information, which we believe is useful in analyzing the growth of the brand as well as the Company’s revenues, since franchisees pay royalties based on a percentage of sales.

System Performance ($ in thousands)

	Fiscal year ended August 31,
	2018	2017	2016
Increase (decrease) in total sales	0.9%	(2.4)%	3.5%

System drive-ins in operation (1):
Total at beginning of year	3,593	3,557	3,526
Opened	41	66	53
Closed (net of re-openings)	(28)	(30)	(22)
Total at end of year	3,606	3,593	3,557

Average sales per drive-in	$1,253	$1,250	$1,284

Change in same-store sales (2)	(0.3)%	(3.3)%	2.6%
_______________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Results of Operations

Revenues.  The following table sets forth the components of revenue for the reported periods and the relative change between the comparable periods.

Revenues ($ in thousands)

	Fiscal year ended August 31,		Increase (Decrease)	Percent Increase (Decrease)
	2018	2017
Company Drive-In sales	$240,722	$296,101	$(55,379)	(18.7)%
Franchise Drive-Ins:
Franchise royalties	171,489	169,344	2,145	1.3%
Franchise fees	954	1,183	(229)	(19.4)%
Lease revenue	7,804	7,436	368	4.9%
Other	2,621	3,203	(582)	(18.2)%
Total revenues	$423,590	$477,267	$(53,677)	(11.2)%

	Fiscal year ended August 31,		Increase (Decrease)	Percent Increase (Decrease)
	2017	2016
Company Drive-In sales	$296,101	$425,795	$(129,694)	(30.5)%
Franchise Drive-Ins:
Franchise royalties	169,344	168,691	653	0.4%
Franchise fees	1,183	1,628	(445)	(27.3)%
Lease revenue	7,436	7,459	(23)	(0.3)%
Other	3,203	2,747	456	16.6%
Total revenues	$477,267	$606,320	$(129,053)	(21.3)%

The following table reflects the changes in sales and same-store sales at Company Drive-Ins.  It also presents information about average unit volumes and the number of Company Drive-Ins, which is useful in analyzing the growth of Company Drive-In sales.

Company Drive-In Sales ($ in thousands)

	Fiscal year ended August 31,
	2018	2017	2016
Company Drive-In sales	$240,722	$296,101	$425,795
Percentage decrease	(18.7)%	(30.5)%	(2.3)%

Company Drive-Ins in operation (1):
Total at beginning of year	228	345	387
Opened	—	3	1
Sold to franchisees	(49)	(117)	(38)
Closed (net of re-openings)	—	(3)	(5)
Total at end of year	179	228	345

Average sales per Company Drive-In	$1,155	$1,134	$1,142

Change in same-store sales (2)	(0.8)%	(4.7)%	1.7%
_______________

(1)
Drive-ins that are temporarily closed for various reasons (repairs, remodeling, relocations, etc.) are not considered closed unless the Company determines that they are unlikely to reopen within a reasonable time.

(2)	Represents percentage change for drive-ins open for a minimum of 15 months.

Same-store sales for Company Drive-Ins decreased 0.8% for fiscal year 2018 and decreased 4.7% for fiscal year 2017. The decrease in fiscal year 2018 reflects a decline in traffic, which was impacted by adverse weather and aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives seen during the remainder of the fiscal year. Company Drive-In sales decreased $55.4 million, or 18.7%, during fiscal year 2018 compared to fiscal year 2017.  The change was driven by a $53.5 million decrease related to drive-ins that were refranchised during the fiscal year and a decrease of $2.7 million in same-store sales.

For fiscal year 2017, Company Drive-In sales decreased $129.7 million, or 30.5%, as compared to 2016.  The change was driven by $113.8 million decrease related to drive-ins that were refranchised during the fiscal year and a decrease of $14.3 million in same-store sales.

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

Franchise Information ($ in thousands)

	Fiscal year ended August 31,
	2018	2017	2016
Franchise Drive-In sales	$4,205,782	$4,112,062	$4,092,303
Percentage increase	2.3%	0.5%	4.1%

Franchise Drive-Ins in operation (1):
Total at beginning of year	3,365	3,212	3,139
Opened	41	63	52
Acquired from the Company	49	117	38
Closed (net of re-openings)	(28)	(27)	(17)
Total at end of year	3,427	3,365	3,212

Average sales per Franchise Drive-In	$1,260	$1,260	$1,301

Change in same-store sales (2)	(0.3)%	(3.2)%	2.7%

Franchising revenues (3)	$180,247	$177,963	$177,778
Percentage increase	1.3%	0.1%	6.5%

Effective royalty rate (4)	4.08%	4.12%	4.12%
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

Same-store sales for Franchise Drive-Ins decreased 0.3% for fiscal year 2018 and decreased 3.2% for fiscal year 2017. The current fiscal year reflects a decline in traffic, which was impacted by adverse weather and aggressive competitive activity in the first half of the fiscal year, partially offset by positive momentum from Company initiatives seen during the remainder of the fiscal year. Franchising revenues increased $2.3 million, or 1.3%, for fiscal year 2018 compared to fiscal year 2017, reflecting an increase in royalties related to franchisee acquisitions of Company Drive-Ins and net new unit growth, offset by a decline in royalties related to incentives offered to franchisees and the impact of lower same-store sales.  These factors also impacted the effective royalty rate compared to fiscal year 2017.  Lease revenues increased by $0.4 million compared to the prior year.

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

Other revenues decreased $0.6 million to $2.6 million in fiscal year 2018 and increased $0.5 million to $3.2 million in fiscal year 2017 as compared to the prior year.  The decrease in fiscal year 2018 was primarily due to a decline in minority income related to performance during the fiscal year, partially offset by new investments in franchise operations related to Company Drive-Ins refranchised during fiscal year 2018. The increase in fiscal year 2017 was primarily due to increased minority income, driven by new investments in franchise operations related to refranchised Company Drive-Ins, partially offset by the sale of certain minority investments that occurred in the first quarter of fiscal year 2017.

Operating Expenses.  The following table presents the overall costs of drive-in operations as a percentage of Company Drive-In sales.  Other operating expenses include direct operating costs such as marketing, telephone and utilities, repair and maintenance, rent, property tax and other controllable expenses.
໿

Company Drive-In Margins

	Fiscal year ended August 31,		Percentage Points Increase (Decrease)
	2018	2017
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.7%	27.3%	0.4%
Payroll and other employee benefits	36.5%	36.3%	0.2%
Other operating expenses	20.2%	20.8%	(0.6)%
Cost of Company Drive-In sales	84.4%	84.4%	—%

	Fiscal year ended August 31,		Percentage Points Increase (Decrease)
	2017	2016
Costs and expenses:
Company Drive-Ins:
Food and packaging	27.3%	27.7%	(0.4)%
Payroll and other employee benefits	36.3%	35.3%	1.0%
Other operating expenses	20.8%	20.8%	0.0%
Cost of Company Drive-In sales	84.4%	83.8%	0.6%

Drive-in level margins were flat during fiscal year 2018.  Food and packaging costs were unfavorable by 40 basis points, which reflected commodity cost inflation and a higher level of discounting as compared to the prior year, partially offset by the impact of refranchising lower-margin drive-ins and leverage from a same-store sales increase during the later portion of the fiscal year.  Payroll and other employee benefits were unfavorable by 20 basis points reflecting labor inflation, partially offset by the impact of refranchising lower-margin drive-ins. Other operating expenses improved 60 basis points due to the benefit of refranchising lower-margin Company Drive-Ins and more effective management of operating expenses.

Drive-in level margins were unfavorable by 60 basis points during fiscal year 2017. Food and packaging costs were favorable by 40 basis points, which reflected a favorable commodity costs environment. Payroll and other employee benefits were unfavorable by 100 basis points reflecting the de-leveraging impact of same-store sales and rising labor costs, partially offset by lower variable compensation.  Other operating expenses were flat as a result of the de-leveraging impact of same-store sales, offset by the benefit of refranchising lower-margin Company Drive-Ins.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 1.8% to $80.1 million for fiscal year 2018 and decreased 4.1% to $78.7 million during fiscal year 2017 as compared to fiscal year 2016.  The increase for fiscal year 2018 is primarily related to costs incurred in connection with the payment card breach, an increase in bad debt expense related to a note receivable and higher variable compensation related to operating performance, partially offset by a decrease in salary expense related to the elimination of certain corporate positions that occurred in the fourth quarter of fiscal year 2017. The decrease in SG&A expense for fiscal year 2017 was primarily related to lower variable compensation related to operating performance.

Depreciation and Amortization.    Depreciation and amortization expense decreased 2.3% to $38.4 million in fiscal year 2018 and 11.6% to $39.2 million in fiscal year 2017.  The decreases during fiscal year 2018 is primarily attributable to a decrease in Company assets related to the refranchising of certain Company Drive-Ins in the first half of fiscal year 2017 and the third quarter of fiscal year 2018, disposition of real estate in the last quarter of fiscal year 2017 and assets that fully depreciated in the prior fiscal year, partially offset by an increase in technology assets. The decrease in fiscal year 2017 was primarily attributable to assets that fully depreciated in the prior fiscal year and a decrease in Company assets related to the refranchising of Company Drive-Ins.

Provision for Impairment of Long-Lived Assets.  Provision for impairment of long-lived assets decreased $0.5 million to $0.7 million in fiscal year 2018 compared to $1.1 million for fiscal year 2017 and $0.2 million for 2016. The increase in fiscal year 2017 was primarily the result of impairment charges for the write-off of assets associated with some lower performing drive-ins.

Other Operating Income and Expense, Net.  Fiscal year 2018 reflected $5.1 million in other operating income compared to $15.0 million for fiscal year 2017 and $4.7 million for fiscal year 2016.  The $9.9 million change for fiscal year 2018 was primarily the result of the net refranchising gains of $3.2 million in fiscal year 2018 compared to the net refranchising gains of $6.8 million in fiscal year 2017, as well as a gain on sale of real estate of $4.7 million and a gain on the sale of minority investments in franchise operations of $3.8 million, partially offset by $1.8 million in severance costs related to the elimination of certain corporate positions, all recorded during fiscal year 2017.

Net Interest Expense.  Net interest expense increased $4.7 million in fiscal year 2018 compared to a decrease of $7.1 million in fiscal year 2017 and an increase of $10.2 million in fiscal year 2016.  The increase in fiscal years 2018 and 2016 is driven by the loss from debt transactions completed in the second quarter of fiscal year 2018 and the third quarter of fiscal year 2016 and the related increase in our long-term debt balance.  See “Liquidity and Sources of Capital” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for additional information on factors that could impact interest expense.

Income Taxes.  The provision for income taxes reflects an effective tax rate of 3.7% for fiscal year 2018 compared with 33.3% for fiscal year 2017 and 30.7% for fiscal year 2016. The lower effective income tax rate for fiscal year 2018 was primarily due to the impacts of the Tax Cuts and Jobs Act (“TCJA”). Please refer to Note 12 - Income Taxes included in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K for a discussion of the impacts of the TCJA. The effective income tax rate for fiscal year 2017 was favorably impacted by the recognition of excess tax benefits related to stock option exercises due to the early adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The lower effective income tax rate for fiscal year 2016 was primarily attributable to the recognition of tax benefits related to a change in uncertain tax positions from prior years and legislation that reinstated and extended the Work Opportunity Tax Credit ("WOTC"). Our tax rate may continue to vary from quarter to quarter depending on the timing of stock option dispositions by option-holders and as circumstances on other tax matters change.

Non-GAAP Adjustments. Excluding the non‑GAAP adjustments further described below, net income per diluted share was $1.49 for fiscal year 2018, compared to $1.25 per diluted share in fiscal year 2017.

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

	Fiscal year ended August 31, 2018		Fiscal year ended August 31, 2017
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$71,205	$1.87	$63,663	$1.45
Payment card breach expense (1)	1,676	0.04	—	—
Tax impact on payment card breach expense (2)	(548)	(0.01)	—	—
Loss from debt transaction (3)	1,310	0.03	—	—
Tax impact on debt transaction (4)	(384)	(0.01)	—	—
Discrete impact of the Tax Cuts and Jobs Act	(14,120)	(0.37)	—	—
Net gain on refranchising transactions (5)	(3,153)	(0.08)	(6,758)	(0.15)
Tax impact on refranchising transactions (6)	924	0.02	2,542	0.06
Gain on sale of investment in refranchised drive-in operations (7)	—	—	(3,795)	(0.09)
Tax impact on sale of investment in refranchised drive-in operations (8)	—	—	1,350	0.03
Restructuring charges (9)	—	—	1,819	0.04
Tax impact of restructuring charges (10)	—	—	(672)	(0.02)
Gain on sale of real estate	—	—	(4,702)	(0.11)
Tax impact on real estate sale (10)	$—	$—	$1,738	$0.04
Adjusted - Non-GAAP	$56,910	$1.49	$55,185	$1.25
_______________

(1)	Costs include legal fees, investigative fees and costs related to customer response.

(2)	Combined tax impact at consolidated blended statutory tax rates of 38.2% during the first quarter of fiscal year 2018 and 29.3% during the second, third and fourth quarters of fiscal year 2018.

(3)
Includes a $0.7 million write-off of unamortized deferred loan fees related to the reduction of the company's variable funding note commitments, as well as a $0.4 million write-off of unamortized deferred loan fees related to the prepayment on the Company's 2013 and 2016 fixed rate notes. Additionally, as required by the terms of the 2016 fixed rate notes, we paid a $0.2 million prepayment premium.

(4)	Tax impact during the period at a consolidated blended statutory tax rate of 29.3%.

(5)
During fiscal year 2018 and 2017, we completed transactions to refranchise the operations of Company Drive-Ins. Refer to Note 6 - Refranchising Initiative, included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for more information

(6)
Tax impact at a consolidated blended statutory tax rate of 29.3% during fiscal year 2018; a combined tax impact at an effective tax rate of 35.6% during the first quarter of fiscal year 2017 and at adjusted effective tax rates of 36.0%, 48.7% and 37.0% during the second, third and fourth quarters of fiscal year 2017, respectively.

(7)	We recorded a gain related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009.

(8)	Tax impact during the period at an adjusted effective tax rate of 35.6%.

(9)	During the fourth quarter of fiscal year 2017 the company incurred severance costs related to the elimination of certain corporate positions.

(10)	Tax impact during the period at an adjusted effective tax rate of 37.0%.

	Fiscal year ended August 31, 2017		Fiscal year ended August 31, 2016
	Net Income	Diluted EPS	Net Income	Diluted EPS
Reported – GAAP	$63,663	$1.45	$64,067	$1.29
Net gain on refranchising transactions (1)	(6,758)	(0.15)	(972)	(0.02)
Tax impact on refranchising transactions (2)	2,542	0.06	317	0.00
Gain on sale of investment in refranchised drive-in operations (3)	(3,795)	(0.09)	—	—
Tax impact on sale of investment in refranchised drive-in operations (4)	1,350	0.03	—	—
Restructuring charges (5)	1,819	0.04	—	—
Tax impact of restructuring charges (6)	(672)	(0.02)	—	—
Gain on sale of real estate	(4,702)	(0.11)	(1,875)	(0.04)
Tax impact on real estate sale (7)	1,738	0.04	664	0.01
FIN 48 release of income tax credits and deductions	—	—	(3,038)	(0.06)
Loss from early extinguishment of debt	—	—	8,750	0.18
Tax impact on debt extinguishment (8)	—	—	(3,027)	(0.06)
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	$—	$—	$(585)	$(0.01)
Adjusted - Non-GAAP	$55,185	$1.25	$64,301	$1.29
_______________

(1)
During fiscal year 2017 and fiscal year 2016, we completed transactions to refranchise the operations of Company Drive-Ins. Refer to Note 6 - Refranchising of Company Drive-Ins, included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for more information.

(2)
Combined tax impact at an effective tax rate of 35.6% during the first quarter of fiscal year 2017 and at adjusted effective tax rates of 36.0%, 48.7% and 37.0% during the second, third and fourth quarters of fiscal year 2017, respectively; tax impact during fiscal year 2016 at an adjusted effective tax rate of 32.6%.

(3)
We recorded a gain related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. Income from minority investments is included in other revenue on the consolidated statements of income.

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
Financial Position

Total assets decreased $30.6 million, or 5.4%, to $531.1 million during fiscal year 2018 from $561.7 million at the end of fiscal year 2017.  The change during the year was driven by a decrease in net property, equipment and capital leases of $14.2 million, primarily related to refranchising transactions and the related accumulated depreciation, and real estate sold during the fiscal year. These were partially offset by purchases of property, equipment and technology.

Total liabilities increased $56.5 million, or 7.4%, to $820.0 million during fiscal year 2018 from $763.5 million at the end of fiscal year 2017. The increase was primarily attributable to the debt transactions that occurred in fiscal year 2018, detailed below in "Liquidity and Sources of Capital." This was partially offset by a decrease of $15.9 million in deferred income taxes as a result of the TCJA.

Total stockholders’ deficit increased $87.1 million, or 43.2%, to a deficit of $288.8 million during fiscal year 2018 from $201.8 million at the end of fiscal year 2017. This increase was primarily attributable to $139.2 million in purchases of common stock under our stock repurchase program and the payment of $24.0 million in dividends, partially offset by current-year earnings of $71.2 million.
Liquidity and Sources of Capital

Operating Cash Flows.  Net cash provided by operating activities decreased $16.6 million to $91.5 million for fiscal year 2018 as compared to $74.9 million in fiscal year 2017.  The change was driven by an increase in net income, the timing of payments for operational and payroll transactions, a decrease in tax related payments, primarily due to refranchised Company Drive-ins and the impact of the TCJA, as well as higher incentive compensation paid in the prior fiscal year period.

Investing Cash Flows.  Cash used in investing activities was $14.1 million for fiscal year 2018 compared to cash provided by investing activities of $60.5 million for fiscal year 2017.  The change in cash from investing activities was driven by a decrease of $70.1 million in proceeds from the sale of assets compared to fiscal year 2017. During fiscal year 2018, we received $9.6 million in proceeds for store operations and real estate sold to franchisees and $10.7 million from real estate sales. During fiscal year 2017, we received $41.3 million in proceeds from the sale of real estate related to previous refranchising transactions and $31.8 million in proceeds for store operations and real estate sold to franchisees as part of the refranchising initiative. Additionally, we received $8.4 million in proceeds from the sale of a minority investment related to previous refranchising transactions.

Investments in property and equipment compared to the same period last year saw a decrease in additions to rebuilds, relocations and remodels of existing drive-ins and newly constructed drive-ins, offset by an increase in cash used for the acquisition of underlying real estate for drive-ins.

Brand technology investments	$14.1
Acquisition of underlying real estate for drive-ins	7.6
Purchase and replacement of equipment and technology	7.5
Rebuilds, relocations and remodels of existing drive-ins	6.5
Newly constructed drive-ins leased or sold to franchisees	0.8
Newly constructed Company Drive-Ins	0.2
Total investments in property and equipment	$36.7

Financing Cash Flows.  Net cash used in financing activities decreased $125.1 million to $60.0 million for fiscal year 2018 as compared to $185.1 million in fiscal year 2017.  The current-year period includes net borrowings of $79.9 million, offset by debt extinguishment costs of $5.1 million related to the debt transactions that occurred in the second quarter of fiscal year 2018, described below, compared to net borrowings of $58.6 million on the 2016 Variable Funding Notes in the prior-year period. Additionally, purchases of treasury stock decreased by $30.5 million and restricted cash for securitization obligations decreased $80.2 million. The change in restricted cash reflects the use of cash for the debt prepayment and a real estate acquisition, reducing the $47.0 million of proceeds from the sale of securitized assets during fiscal year 2017, which were subject to restrictions described below.

During fiscal year 2013, in a private transaction, various subsidiaries of ours (the “Co-Issuers”) refinanced and paid $155.0 million of the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with the issuance of $155.0 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, no scheduled principal amortization and an anticipated repayment date in July 2020.

On May 17, 2016, in a private transaction, the Co-Issuers issued $425.0 million of Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”), which bear interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”) to replace the Series 2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”).  The 2016 revolving credit facility provided access to a maximum of $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.

We used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay our existing 2011 Fixed Rate Notes and 2011 Variable Funding Notes in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

Loan origination costs associated with the 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes. In connection with the 2016 transaction described above, we recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt. This is reflected in loss from debt transactions on the consolidated statements of income.

During the second quarter of fiscal year 2018, the Company made a pro rata prepayment of $28.0 million on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the note terms.

On February 1, 2018, the Co-Issuers issued $170.0 million of Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the "2018 Fixed Rate Notes" and together with the 2013 Fixed Rate Notes and 2016 Fixed Rate Notes, the “Fixed Rate Notes”) in a private transaction which bears interest at 4.03% per annum. The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.

We used a portion of the net proceeds from the issuance of the 2018 Fixed Rate Notes to pay down the outstanding portion of the 2016 Variable Funding Notes and to pay the costs associated with the securitized financing transaction. In conjunction with the issuance of the 2018 Fixed Rate Notes, the commitments under the 2016 Variable Funding Notes were reduced to $100.0 million.

Loan origination costs associated with our 2018 Fixed Rate Notes totaled $5.0 million. Loan costs are amortized over each note’s expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the Fixed Rate Notes is included in debt origination costs, net and long-term debt, net, respectively, on the consolidated balance sheets.

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

At August 31, 2018, the balance outstanding under the 2013 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2018 Fixed Rate Notes, including accrued interest, was $147.6 million, $400.4 million and 170.2 million, respectively.  At August 31, 2018, the balance outstanding under the 2016 Variable Funding Notes, including accrued interest, was zero. The weighted-average interest cost of the 2013 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2018 Fixed Rate Notes was 4.1%, 4.8% and 4.4%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs. As a result of an amortization requirement based on a leverage ratio calculation, we will be making principal payments of $4.3 million over the next twelve months on the 2016 Fixed Rate Notes. For additional information on our 2013 Fixed Rate Notes, 2016 Notes and 2018 Notes, see note 10 – Debt, included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In prior years, we have announced repurchase programs under which we would repurchase outstanding shares of common stock up to a specified maximum dollar amount, depending on market conditions. In June 2018, the Board of Directors approved a $500.0 million increase and extension of our share repurchase program through August 31, 2021, replacing our fiscal year 2018 authorization of $160.0 million. We do not intend to repurchase outstanding shares of our common stock during the pendency of our merger with Inspire Brands, Inc.

As of August 31, 2018, our total cash balance of $67.3 million ($39.8 million of unrestricted and $27.5 million of restricted cash balances) reflected the impact of the cash generated from operating activities, refranchising proceeds, 2018 debt transaction proceeds and cash used for share repurchases, dividends, debt payments and capital expenditures mentioned above. The noncurrent restricted cash balance of $7.9 million primarily includes proceeds from the sale of real estate. Under the securitized finance structure the Company has 12 months to reinvest these proceeds in eligible capital expenses. If the proceeds are not reinvested within a year all amounts above $5 million must be used to pay down the fixed-rate debt and may require a make-whole premium. The Company may also pay down debt prior to that 12-month time period which could require a make-whole premium. The make-whole premium calculation is, in general, based on the discounted present value of the amount of interest that would otherwise have been paid had the prepayment not been made. We believe that existing cash, funds generated from operations and the amount available under our 2016 Variable Funding Notes will meet our needs for the foreseeable future.

The Company paid a quarterly dividend of $0.14 per share of common stock, totaling $24.1 million, for fiscal year 2017 and a quarterly dividend of $0.16 per share of common stock, totaling $24.0 million, for fiscal year 2018. Subsequent to the end of fiscal year 2018, the Company and Inspire Brands, Inc. ("Inspire") entered into a definitive merger agreement under which Inspire will acquire Sonic. The agreement remains subject to shareholder approval, and the Company is not permitted to pay a dividend prior to the effective time of the merger. For more information regarding the agreement, see note 16 - Subsequent events, included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
Contractual Obligations and Commitments

In the normal course of business, Sonic enters into purchase contracts, lease agreements and borrowing arrangements.  The following table presents our commitments and obligations as of August 31, 2018 (in thousands):

		Payments Due by Fiscal Year
	Total	Less than 1 Year (2019)	1 - 3 Years (2020-2021)	3 - 5 Years (2022-2023)	More than 5 Years (2024 and thereafter)
Long-term debt (1)	$856,279	$35,079	$210,734	$430,390	$180,076
Capital leases	19,345	3,489	6,303	5,012	4,541
Operating leases	80,754	8,198	15,709	12,830	44,017
Purchase obligations (2)	113,178	17,301	24,858	26,275	44,744
Other (3)	21,139
Total	$1,090,695	$64,067	$257,604	$474,507	$273,378
_______________

(1)
Includes scheduled principal and interest payments on our 2013 Fixed Rate Notes, 2016 Notes and 2018 Fixed Rate Notes and assumes these notes will be outstanding for the expected seven-year life with anticipated repayment dates in July 2020, May 2023 and February 2025, respectively.

(2)
Purchase obligations primarily relate to the Company’s estimated share of system commitments to purchase food products.  We have excluded agreements that are cancelable without penalty. These amounts require estimates and could vary due to the timing of volumes and changes in market pricing.

(3)
Includes $0.8 million of unrecognized tax benefits related to uncertain tax positions and $20.3 million related to guarantees of franchisee leases and loan agreements.  As we are not able to reasonably estimate the timing or amount of these payments, if any, the related balances have not been reflected in the “Payments Due by Fiscal Year” section of the table.

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

As a matter of course, the Company is regularly audited by federal and state tax authorities. From time to time, these audits result in proposed assessments. Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ and impact our effective income tax rate in a given financial statement period.
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

Interest Rate Risk.  Our exposure to interest rate risk at August 31, 2018, was primarily based on the 2013 Fixed Rate Notes, 2016 Fixed Rate Notes and 2018 Fixed Rate Notes with an effective rate of 3.75%, 4.47% and 4.03%, respectively, before amortization of debt-related costs. Additionally, we have interest rate risk exposure on the 2016 Variable Funding Notes, with interest based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  At August 31, 2018, the fair value of the 2013 Fixed Rate Notes 2016 Fixed Rate Notes and 2018 Fixed Rate Notes approximated their carrying value of $718.2 million, including accrued interest.  At August 31, 2018, the 2016 Fixed Variable Funding Notes had no balance. To derive the fair value, management used market information available for public debt transactions for companies with ratings that are similar to our ratings and information gathered from brokers who trade in our notes.  Management believes this fair value is a reasonable estimate.  Should interest rates and/or credit spreads increase or decrease by one percentage point, the estimated fair value of the 2013 Fixed Rate Notes, 2016 Fixed Rate Notes, 2018 Fixed Rate Notes and 2016 Variable Funding Notes would decrease or increase by approximately $29.2 million.  The fair value estimate required significant assumptions by management.

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

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013.  Based on our assessment, we believe that, as of August 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the 2018 financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.  The report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sonic Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Sonic Corp. and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated October 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

Oklahoma City, Oklahoma
October 23, 2018

Item 9B.  Other Information

None.
PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to our definitive proxy statement pursuant to Regulation 14A that will contain such information.

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

2.01.
Agreement and Plan of Merger, dated as of September 24, 2018, among Inspire Brands, Inc., SSK Merger Sub, Inc. and Sonic Corp., which the Company incorporates by reference from Exhibit 2.1 to the Company’s Form S-8 filed on September 27, 2018.

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

10.10.	Amended and Restated Sonic Corp. Executive Severance Plan dated January 1, 2017, which the Company incorporates by reference from Exhibit 10.03 to the Company’s Form 10-Q filed January 6, 2017.*

10.11.	Amendment to Sonic Corp. Executive Severance Plan (as amended and restated effective January 1, 2017) dated September 24, 2018*

10.12.	Sonic Corp. Non-Executive Severance Plan dated September 24, 2018*

10.13.
Sonic Corp. 2006 Long-Term Incentive Plan, as amended and restated effective January 16, 2014, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form S-8 filed on April 4, 2014.*

10.14.
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

10.32.
Purchase Agreement dated January 23, 2018 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer, Sonic Franchising LLC, as Guarantor, Sonic Industries Services Inc., as Manager, Sonic Corp., Sonic Restaurants, Inc., and Guggenheim Securities, LLC, as Initial Purchaser and as representative to the Initial Purchasers named therein, which the Company incorporates by reference to the Company’s Form 8‑K filed on January 24, 2018.

10.33.
Fourth Supplement to the Base Indenture dated as of February 1, 2018 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on February 1, 2018.

10.34.
Fifth Supplement to the Base Indenture dated as of February 1, 2018 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on February 1, 2018.

10.35.
Supplemental Indenture dated February 1, 2018 among Sonic Capital LLC, Sonic Industries LLC, America’s Drive-In Brand Properties LLC, America’s Drive-In Restaurants LLC, SRI Real Estate Holding LLC and SRI Real Estate Properties LLC, each as Co-Issuer of the Fixed Rate Notes and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary, which the Company incorporates by reference to the Company’s Form 8‑K filed on February 1, 2018.

10.36.	Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.01 to the Company’s Form 10-Q filed on April 3, 2018.*

10.37.
Director Stock Option Award Agreement under Sonic Corp. 2006 Long-Term Incentive Plan, which the Company incorporates by reference from Exhibit No. 10.02 to the Company’s Form 10-Q filed on April 3, 2018.*

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sonic Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonic Corp. and subsidiaries (the Company) as of August 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended August 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 23, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company's auditor since 2014.

Oklahoma City, Oklahoma
October 23, 2018

SONIC CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	August 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$39,835	$22,340
Restricted cash	19,598	19,736
Accounts and notes receivable, net	34,967	33,758
Inventories	1,774	2,343
Prepaid expenses	6,481	5,455
Property held for sale	1,310	5,150
Other current assets	464	402
Total current assets	104,429	89,184
Noncurrent restricted cash	7,909	42,120
Investment in direct financing leases	11,391	11,853
Notes receivable, net	10,932	9,801
Property, equipment and capital leases, net	298,222	312,380
Goodwill	75,344	75,756
Debt origination costs, net	1,191	2,439
Other assets, net	21,716	18,211
Total assets	$531,134	$561,744

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,338	$9,213
Franchisee deposits	723	1,093
Accrued liabilities	44,314	44,846
Current maturities of long-term debt and capital leases	6,704	3,464
Total current liabilities	62,079	58,616
Obligations under capital leases due after one year	13,003	16,167
Long-term debt, net	701,478	628,116
Deferred income taxes	24,226	40,101
Other non-current liabilities	19,194	20,502
Commitments and contingencies (Notes 7, 8, 14, 15)
Stockholders’ deficit:
Preferred stock, par value $.01; 1,000 shares authorized; none outstanding	—	—
Common stock, par value $.01; 245,000 shares authorized; 118,309 shares
issued in 2018 and in 2017	1,183	1,183
Paid-in capital	238,369	236,895
Retained earnings	981,251	934,017
Treasury stock, at cost; 82,734 shares in 2018 and 78,081 shares in 2017	(1,509,649)	(1,373,853)
Total stockholders’ deficit	(288,846)	(201,758)
Total liabilities and stockholders’ deficit	$531,134	$561,744

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal year ended August 31,
	2018	2017	2016
Revenues:
Company Drive-In sales	$240,722	$296,101	$425,795
Franchise Drive-Ins:
Franchise royalties and fees	172,443	170,527	170,319
Lease revenue	7,804	7,436	7,459
Other	2,621	3,203	2,747
Total revenues	423,590	477,267	606,320

Costs and expenses:
Company Drive-Ins:
Food and packaging	66,583	80,971	118,136
Payroll and other employee benefits	88,008	107,477	150,260
Other operating expenses, exclusive of depreciation and amortization included below	48,586	61,463	88,424
Total cost of Company Drive-In sales	203,177	249,911	356,820

Selling, general and administrative	80,077	78,687	82,089
Depreciation and amortization	38,355	39,248	44,418
Provision for impairment of long-lived assets	664	1,140	232
Other operating income, net	(5,086)	(14,994)	(4,691)
Total costs and expenses	317,187	353,992	478,868
Income from operations	106,403	123,275	127,452

Interest expense	33,058	29,206	26,714
Interest income	(1,904)	(1,398)	(516)
Loss from debt transactions	1,310	—	8,750
Net interest expense	32,464	27,808	34,948

Income before income taxes	73,939	95,467	92,504
Provision for income taxes	2,734	31,804	28,437
Net income	$71,205	$63,663	$64,067

Basic income per share	$1.89	$1.47	$1.32
Diluted income per share	$1.87	$1.45	$1.29

Cash dividends declared per common share	$0.64	$0.56	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity (Deficit)
				Shares	Amount
Balance at August 31, 2015	$1,183	$232,550	$851,715	67,249	$(1,068,015)	$17,433
Net income	—	—	64,067	—	—	64,067
Cash dividends	—	—	(21,340)	—	—	(21,340)
Stock-based compensation expense	—	3,766	—	—	—	3,766
Purchase of treasury stock	—	—	—	5,209	(148,345)	(148,345)
Exercise of stock options and issuance of restricted stock	—	(5,941)	—	(767)	9,783	3,842
Other	—	4,581	—	(21)	353	4,934
Balance at August 31, 2016	$1,183	$234,956	$894,442	71,670	$(1,206,224)	$(75,643)
Net income	—	—	63,663	—	—	63,663
Cash dividends	—	—	(24,088)	—	—	(24,088)
Stock-based compensation expense	—	3,942	—	—	—	3,942
Purchase of treasury stock	—	—	—	6,726	(172,913)	(172,913)
Exercise of stock options and issuance of restricted stock	—	(2,203)	—	(293)	4,885	2,682
Other	—	200	—	(22)	399	599
Balance at August 31, 2017	$1,183	$236,895	$934,017	78,081	$(1,373,853)	$(201,758)
Net income	—	—	71,205	—	—	71,205
Cash dividends	—	—	(23,971)	—	—	(23,971)
Stock-based compensation expense	—	4,556	—	—	—	4,556
Purchase of treasury stock	—	—	—	5,215	(139,178)	(139,178)
Exercise of stock options and issuance of restricted stock	—	(3,140)	—	(542)	3,022	(118)
Other	—	58	—	(20)	360	418
Balance at August 31, 2018	$1,183	$238,369	$981,251	82,734	$(1,509,649)	$(288,846)

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended August 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$71,205	$63,663	$64,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,355	39,248	44,418
Stock-based compensation expense	4,556	3,942	3,766
Loss from debt transactions	1,310	—	8,750
Provision (benefit) for deferred income taxes	(15,812)	(2,469)	4,509
Gain on disposition of assets	(5,086)	(14,994)	(4,691)
Other	3,276	1,265	452
(Increase) decrease in operating assets:
Restricted cash	889	886	(2,829)
Accounts receivable and other assets	(4,354)	1,918	2,109
Increase (decrease) in operating liabilities:
Accounts payable	(2,507)	(4,404)	380
Accrued and other liabilities	(151)	(10,884)	4,520
Income taxes	(135)	(3,299)	(9,242)
Total adjustments	20,341	11,209	52,142
Net cash provided by operating activities	91,546	74,872	116,209

Cash flows from investing activities:
Purchases of property and equipment	(36,690)	(46,528)	(46,553)
Proceeds from sale of assets	21,646	91,741	16,206
Proceeds from the sale of investments in refranchised drive-in operations	—	8,357	—
Issuance of notes receivable	(15,779)	(7,338)	(12,705)
Collections on notes receivable	16,232	11,911	7,229
Other	530	2,345	1,763
Net cash provided by (used in) investing activities	(14,061)	60,488	(34,060)

Cash flows from financing activities:
Purchases of treasury stock	(141,095)	(171,562)	(150,444)
Payment of dividends	(23,914)	(24,062)	(21,309)
Payments on debt	(173,125)	(24,416)	(422,090)
Debt issuance and extinguishment costs	(5,145)	(10)	(18,420)
Proceeds from borrowings	253,000	83,000	563,000
Restricted cash for securitization obligations	33,460	(46,730)	6,587
Proceeds from exercise of stock options	4,147	2,682	3,842
Other	(7,318)	(4,014)	1,586
Net cash used in financing activities	(59,990)	(185,112)	(37,248)

Net increase (decrease) in cash and cash equivalents	17,495	(49,752)	44,901
Cash and cash equivalents at beginning of year	22,340	72,092	27,191
Cash and cash equivalents at end of year	$39,835	$22,340	$72,092

Supplemental cash flow information
Cash paid during the year for:
Interest	$30,581	$27,082	$24,883
Income taxes (net of refunds)	18,764	37,642	27,821
Non-cash investing and financing activities:
Change in obligation to acquire treasury stock	(1,917)	1,350	(2,099)
Stock options exercised by stock swap	12,375	451	6,396
Accrued PP&E at year end	4,783	1,577	3,471

The accompanying notes are an integral part of the consolidated financial statements.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
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

Restricted Cash

As of August 31, 2018, the Company had restricted cash balances totaling $27.5 million for funds required to be held in trust for the benefit of senior noteholders under the Company’s debt arrangements.  The current portion of restricted cash of $19.6 million represents amounts to be returned to the Company or paid to service current debt obligations, including $5.0 million in proceeds from the sale of securitized real estate. The noncurrent portion of $7.9 million primarily represents proceeds from the sale of securitized real estate, as well as interest reserves required to be set aside for the duration of the debt. Under the Company's securitized finance structure, the Company has 12 months to reinvest the real estate proceeds in eligible capital expenses. If the $12.8 million in proceeds are not reinvested within a year, all amounts above $5 million, which is reflected in current restricted cash, must be used to pay down the fixed-rate debt and may require a make-whole premium. The Company may also pay down debt prior to that 12-month time period which could require a make-whole premium. The make-whole premium calculation is, in general, based on the discounted present value of the amount of interest that would otherwise have been paid had the prepayment not been made.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
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

Since the Company is one reporting unit, potential goodwill impairment is evaluated by comparing the fair value of the Company to its carrying value.  The fair value of the Company is determined using a market approach.  If the carrying value of the Company exceeds fair value, a comparison of the fair value of goodwill against the carrying value of goodwill is made to determine whether goodwill has been impaired.  During the fourth quarters of fiscal years 2018 and 2017, the annual assessment of the recoverability of goodwill was performed, and no impairment was indicated.

The Company’s intangible assets subject to amortization consist primarily of acquired franchise agreements and other intangibles.  Amortization expense is calculated using the straight-line method over the asset’s expected useful life.  See note 4 - Goodwill and Other Intangibles for additional related disclosures.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
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

The Company’s gift card program serves all Sonic Drive-Ins and is administered by the Company on behalf of a system advertising fund.  The Company records a liability in the period in which a gift card is sold.  The gift cards do not have expiration dates.  As gift cards are redeemed, the liability is reduced with revenue recognized on redemptions at Company Drive-Ins.  Breakage is the amount on a gift card that is not expected to be redeemed and that the Company is not required to remit to a state under unclaimed property laws.  The Company estimates breakage based upon the historical trend in redemption patterns from previously sold gift cards.  The Company’s policy is to recognize the breakage, using the delayed recognition method, when it is apparent that there is a remote likelihood the gift card balance will be redeemed.  The Company reduces the gift card liability for the estimated breakage and uses that amount to defray the costs of operating the gift card program.  There is no income recognized on unredeemed gift card balances. Costs to administer the gift card program, net of breakage, are included in the receivables from system funds as set forth in note 3 – Accounts and Notes Receivable.  Such costs were not material in fiscal years 2018, 2017 or 2016.

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

Advertising Costs

Costs incurred in connection with advertising and promoting the Company’s products are included in other operating expenses and are expensed as incurred.  Such costs amounted to $12.6 million, $15.8 million and $23.4 million in fiscal years 2018, 2017 and 2016, respectively.

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

Under the Company’s franchise agreements, the Company is reimbursed by the Sonic Brand Fund for costs incurred to administer the fund at an amount not to exceed 15% of the Sonic Brand Fund’s gross receipts. Reimbursements from the Sonic Brand Fund are offset against selling, general and administrative expenses and totaled $5.1 million, $5.1 million and $5.2 million in fiscal years 2018, 2017 and 2016, respectively.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
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

Under the Company’s franchise agreements, the Company is reimbursed by the BTF for costs incurred to administer the fund at an amount not to exceed 15% of the BTF’s gross receipts.  Reimbursements from the BTF are offset against selling, general and administrative expenses and totaled $6.0 million, $5.4 million and $2.5 million in fiscal years 2018, 2017 and 2016, respectively.

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

During the first quarter of fiscal year 2017, the Company early adopted ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which required the Company to recognize excess tax benefits related to share-based payments in the provision for income taxes in the consolidated statements of income. Prior to adoption, the Company recorded these excess tax benefits in additional paid-in capital.  These benefits are principally generated from employee exercises of NQs, the vesting of RSUs and disqualifying dispositions of ISOs.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

•
Notes receivable - As of August 31, 2018 and 2017, the carrying amounts of notes receivable (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers.  The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has issued clarifying guidance concerning principal versus agent considerations, identifying performance obligations and licensing and corrections or improvements to issues that affect narrow aspects of the guidance. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. These updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. The standards are to be applied retrospectively to each prior period presented or using a modified retrospective transition method.

As a result of our evaluation of the Company’s revenue streams, we do not believe the new revenue recognition standards will impact the Company’s two largest sources of revenue: the recognition of sales from Company Drive-Ins and the recognition of royalty fees from franchisees that are based on a percentage of franchise sales. The standards are also not anticipated to have a material impact to the recognition of gift card breakage. Additionally, the standards will not impact the accounting for Company’s contributions and expenses to its advertising funds. Neither the revenues and expenses nor the assets and liabilities of the advertising funds are included in the Company’s consolidated financial statements and as such, are not included in the scope of the revenue standards.

The new revenue recognition standards will impact the recognition of the initial franchise fee. Under existing guidance, the initial franchise fee is recognized as revenue when the Company has substantially performed or satisfied all material services or

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

conditions relating to the sale of the franchise, which is typically upon the opening of a Franchise Drive-In. Under the new standards, the services provided relating to the sale of the franchise do not constitute a separate and distinct performance obligation from the ongoing franchise right and, as such, the initial franchise fees will be deferred and recognized as revenue over the term of each franchise agreement. The standards require any unamortized portion of the initial franchise fee be presented in the consolidated balance sheets as a deferred revenue liability. The impact of the amortization of these fees is not expected to be material to total revenue or net income.

The standards will impact the Company’s recording of administrative fees received from the Sonic Brand Fund and Brand Technology Fund. The Company currently records the administrative fees from the funds as a reduction to administrative expenses within selling, general, and administrative expenses. Upon adoption of the standards, the Company will recognize the administrative fees from the funds on a gross basis within revenues in the consolidated statements of income, and the related administrative expenses will continue to be reported within selling, general, and administrative expenses.

The Company continues to evaluate the effect the standards will have on related disclosures. Further, the Company is currently implementing internal controls related to the recognition and presentation of revenues under the standards.

The Company will adopt the standards using the modified retrospective transition method effective September 1, 2018, which aligns with the required adoption date.  Upon adoption, the Company expects to record a cumulative adjustment before income tax effects of approximately $17.4 million to total liabilities in the consolidated balance sheets, with an offsetting adjustment within total stockholder's deficit, primarily related to unearned initial franchise fees for franchise agreements entered into prior to adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The new standard, which replaces existing lease guidance, requires lessees to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. Accounting guidance for lessors is largely unchanged. In January 2018, the FASB issued ASU No. 2018-01 which permits an entity to elect an optional transition practical expedient to forgo the evaluation of land easements that existed or expired before the entity’s adoption of 2016-02 and that were not accounted for as leases under previous lease guidance. Further improvements have been issued in ASUs 2018-10 and 2018-11. The standard is effective for fiscal year 2020, with early application permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheets. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The update is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The update is effective for fiscal year 2019. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the amendments will apply prospectively as of the earliest date practicable. The Company does not expect a material impact on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company does not expect a material impact on its financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company does not expect a material impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The update is effective for fiscal year 2021 and is to be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal year ended August 31,
	2018	2017	2016
Numerator:
Net income	$71,205	$63,663	$64,067

Denominator:
Weighted average common shares outstanding– basic	37,618	43,306	48,703
Effect of dilutive employee stock options and unvested RSUs	468	737	966
Weighted average common shares outstanding – diluted	38,086	44,043	49,669

Net income per common share – basic	$1.89	$1.47	$1.32
Net income per common share – diluted	$1.87	$1.45	$1.29

Anti-dilutive securities excluded (1)	1,157	1,154	615
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

3.  Accounts and Notes Receivable

Accounts and notes receivable consist of the following:

	August 31,
	2018	2017
Current Accounts and Notes Receivable:
Royalties and other trade receivables	$20,177	$19,571
Notes receivable from franchisees	2,006	1,441
Receivables from system funds	2,480	6,360
Other	11,080	7,475
Accounts and notes receivable, gross	35,743	34,847
Allowance for doubtful accounts and notes receivable	(776)	(1,089)
Current accounts and notes receivable, net	$34,967	$33,758

Noncurrent Notes Receivable:
Receivables from franchisees	$7,597	$6,810
Receivables from system funds	5,143	3,033
Allowance for doubtful notes receivable	(1,808)	(42)
Noncurrent notes receivable, net	$10,932	$9,801

The Company’s receivables are primarily due from franchisees, all of whom are in the restaurant business.  Substantially all of the notes receivable from franchisees are collateralized by real estate or equipment.  The receivables from system funds represent transactions in the normal course of business.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

4.  Goodwill and Other Intangibles

As of August 31, 2018, the Company had $75.3 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

	August 31,
	2018	2017
Balance at beginning of year	$75,756	$76,734
Goodwill disposed of related to the sale of Company Drive-Ins	(412)	(978)
Balance at end of year	$75,344	$75,756

The gross carrying amount of franchise agreements, intellectual property, franchise fees and other intangibles subject to amortization was $5.9 million and $9.3 million at August 31, 2018 and 2017, respectively.  Accumulated amortization related to these intangible assets was $3.4 million and $6.6 million at August 31, 2018 and 2017, respectively.  Intangible assets amortization expense was $0.3 million, $1.0 million and $0.9 million for fiscal years ended August 31, 2018, 2017 and 2016, respectively.  At August 31, 2018, the remaining weighted-average life of amortizable intangible assets was approximately 10.7 years.  Estimated intangible assets amortization expense is $0.3 million annually for fiscal years 2019, 2020, 2021 and 2022 and $0.2 million for fiscal year 2023.

5.	Other Operating Income

During the first quarter of fiscal year 2017, the Company recorded a gain of $3.8 million on the sale of minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009. The Company also recorded $6.8 million in refranchising initiative gains as described below in note 6 - Refranchising of Company Drive-Ins. During the fourth quarter of fiscal year 2017, the Company recorded a gain of $4.7 million on the sale of real estate. In addition, the Company recorded offsetting severance costs of $1.8 million related to the elimination of certain corporate positions.

During the third quarter of fiscal year 2018, the Company recorded a gain on refranchised drive-ins of $3.2 million, further described below in note 6 - Refranchising of Company Drive-Ins.
6.  Refranchising of Company Drive-Ins

In June 2016, the Company announced plans to refranchise Company Drive-Ins as part of an initiative to move toward an approximately 95%‑franchised system. During fiscal year 2016, the Company refranchised the operations of 29 Company Drive-Ins and retained a non-controlling minority investment in the franchise operations of 25 of these refranchised drive-ins.

The Company completed the previously announced refranchising initiative during fiscal year 2017. During the first six months of fiscal year 2017, 110 Company Drive-Ins were refranchised and the Company retained a non-controlling minority investment in 106 of the franchise operations.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

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

During fiscal year 2018, the Company recognized a net gain of $3.2 million related to the refranchised operations of 41 drive-ins and retained a non-controlling minority investment in the franchise operations. These transactions represent additional markets identified after completion of the refranchising initiative in fiscal year 2017 and bring the Company to a 95% franchised system.

In addition to the refranchised drive-ins discussed above in which the Company retained a non-controlling minority investment in the operations, the Company also refranchised the operations of eight drive-ins during fiscal year 2018, five during fiscal year 2017 and nine during fiscal year 2016. These refranchising transactions all occurred in the normal course of business and did not result in any retained interests.

Income from minority investments is included in other revenue on the consolidated statements of income. The gains and losses related to refranchised drive-ins are recorded in other operating income, net, on the consolidated statement of income.
7.  Leases

Leasing Arrangements as a Lessor

The Company’s leasing activities consist principally of leasing certain land and buildings as well as subleasing certain buildings to franchise operators.  The land and building portions for the majority of these leases are classified as operating leases and have lease terms expiring through May 2037.  The leases classified as direct financing leases are related to owned and subleased properties that were refranchised in fiscal year 2017 (see note 6 - Refranchising of Company Drive-Ins). The terms of these leases expire through September 2031. These leases include provisions for contingent rentals that may be received on the basis of a percentage of sales in excess of stipulated amounts.  Income is not recognized on contingent rentals until sales exceed the stipulated amounts.  Some leases contain escalation clauses over the lives of the leases.  For property owned by third parties, the lease term runs concurrently with the term of the third-party lease arrangement.  Most of the leases contain renewal option periods of five years at the end of the initial term.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

Components of net investment in direct financing leases are as follows at August 31:

	2018	2017
Minimum lease payments receivable	$17,068	$18,156
Less unearned income	(5,217)	(5,932)
Net investment in direct financing leases	11,851	12,224
Less amount due within one year	(460)	(371)
Amount due after one year	$11,391	$11,853

Initial direct costs incurred in the negotiation and consummation of direct financing lease transactions have not been material. Accordingly, no portion of unearned income has been recognized to offset those costs.

Future minimum rental payments receivable as of August 31, 2018, are as follows:

	Operating	Direct Financing
Years ended August 31:
2019	$7,124	$1,156
2020	7,544	1,269
2021	7,787	1,365
2022	7,804	1,362
2023	7,884	1,362
Thereafter	60,331	10,554
	$98,474	$17,068
Less unearned income		$(5,217)
		$11,851

Leasing Arrangements as a Lessee

Certain Company Drive-Ins lease land and buildings from third parties.  These leases, with lease terms expiring through January 2037, include provisions for contingent rents that may be paid on the basis of a percentage of sales in excess of stipulated amounts.  For the majority of leases, the land portions are classified as operating leases, and the building portions are classified as capital leases.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

Future minimum lease payments on operating and capital leases as of August 31, 2018, are as follows:

	Operating	Capital
Years ended August 31:
2019	$8,198	$3,489
2020	8,173	3,194
2021	7,536	3,109
2022	6,393	2,597
2023	6,437	2,415
Thereafter	44,017	4,541
Total minimum lease payments (1)	$80,754	19,345
Less amount representing interest averaging 5.4%		(3,888)
Present value of net minimum lease payments		15,457
Less amount due within one year		(2,454)
Amount due after one year		$13,003
_______________

(1)
Minimum payments have not been reduced by future minimum rentals receivable under noncancellable operating and capital subleases of $25.9 million and $1.3 million, respectively.  They also do not include contingent rentals which may be due under certain leases.  Contingent rentals for capital leases amounted to $0.2 million, $0.3 million and $0.9 million in fiscal years 2018, 2017 and 2016, respectively.

Total rent expense for all operating leases consists of the following for the years ended August 31:

	2018	2017	2016
Minimum rentals	$8,039	$11,224	$12,441
Contingent rentals	140	283	284
Total rent expense	8,179	11,507	12,725
Less sublease rentals	(3,464)	(2,513)	(2,372)
Net rent expense	$4,715	$8,994	$10,353
8.    Property, Equipment and Capital Leases

Property, equipment and capital leases consist of the following at August 31:

	Estimated Useful Life	2018	2017
Property, equipment and capital leases:
Land		$120,352	$117,402
Buildings and improvements	8 – 25 yrs	243,434	251,695
Drive-In equipment	5 – 7 yrs	62,679	75,410
Brand technology development and other equipment	2 – 5 yrs	133,020	126,179
Property and equipment, at cost		559,485	570,686
Accumulated depreciation		(271,940)	(272,233)
Property and equipment, net		287,545	298,453

Capital leases	Life of lease	39,204	45,315
Accumulated amortization		(28,527)	(31,388)
Capital leases, net		10,677	13,927
Property, equipment and capital leases, net		$298,222	$312,380

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

Depreciation expense for property and equipment was $35.3 million, $35.6 million and $40.4 million for fiscal years 2018, 2017 and 2016, respectively.  Land, buildings and equipment with a carrying amount of $155.5 million and $110.8 million at August 31, 2018 and August 31, 2017, respectively, were leased under operating leases to franchisees and other parties.  The accumulated depreciation related to these buildings and equipment was $63.2 million and $45.0 million at August 31, 2018 and August 31, 2017, respectively.  Amortization expense related to capital leases is included within depreciation and amortization on the consolidated statements of income.  As of August 31, 2018, the Company had two drive-ins under construction with costs to complete.

Interest incurred in connection with the construction of new drive-ins and technology projects is capitalized.  Capitalized interest was $0.4 million, $0.6 million and $0.6 million for fiscal years 2018, 2017 and 2016, respectively.
9.  Accrued Liabilities

Accrued liabilities consist of the following at August 31:

	2018	2017
Wages and employee benefit costs	$16,338	$17,705
Property taxes, sales and use taxes and employment taxes	4,677	5,634
Unredeemed gift cards	13,184	11,319
Other	10,115	10,188
	$44,314	$44,846
10.  Debt

Long-term debt consists of the following at August 31:

	2018	2017
Class A-2 2018-1 senior secured fixed rate notes	$170,000	$—
Class A-2 2016-1 senior secured fixed rate notes	399,911	422,521
Class A-1 2016-1 senior secured variable funding notes	—	60,000
Class A-2 2013-1 senior secured fixed rate notes	147,485	155,000
	717,396	637,521
Less unamortized debt issuance costs	(11,668)	(9,405)
Less long-term debt due within one year	(4,250)	—
Long-term debt, net	$701,478	$628,116

At August 31, 2018, future maturities of long-term debt were $4.3 million for fiscal year 2019, $151.7 million for fiscal year 2020, $4.3 million for fiscal year 2021, $4.3 million for fiscal year 2022 and $382.9 million for fiscal year 2023. This includes principal payments on the Series 2016-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2016 Fixed Rate Notes”) as a result of an amortization requirement based on a leverage ratio calculation.

During fiscal year 2013, in a private transaction, various subsidiaries of the Company (the “Co-Issuers”) refinanced and paid $155.0 million of the Series 2011-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2011 Fixed Rate Notes”) with the issuance of $155.0 million of Series 2013-1 Senior Secured Fixed Rate Notes, Class A-2 (the “2013 Fixed Rate Notes”), which bear interest at 3.75% per annum.  The 2013 Fixed Rate Notes have an expected life of seven years, interest payable monthly, no scheduled principal amortization and an anticipated repayment date in July 2020.

On May 17, 2016, in a private transaction, the Co-Issuers issued $425.0 million of 2016 Fixed Rate Notes, which bear interest at 4.47% per annum.  The 2016 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in May 2023.

The Co-Issuers also entered into a securitized financing facility of Series 2016-1 Senior Secured Variable Funding Notes, Class A-1 (the “2016 Variable Funding Notes” and, together with the 2016 Fixed Rate Notes, the “2016 Notes”) to replace the Series

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

2011-1 Senior Secured Variable Funding Notes, Class A-1 (the “2011 Variable Funding Notes”).  The 2016 revolving credit facility provided access to a maximum of $150.0 million of 2016 Variable Funding Notes and certain other credit instruments, including letters of credit.  Interest on the 2016 Variable Funding Notes is based on the one-month London Interbank Offered Rate or Commercial Paper, depending on the funding source, plus 2.0%, per annum.  An annual commitment fee of 0.5% is payable monthly on the unused portion of the 2016 Variable Funding Notes facility.  The 2016 Variable Funding Notes have an expected life of five years with an anticipated repayment date in May 2021 with two one-year extension options available upon certain conditions including meeting a minimum debt service coverage ratio threshold.

Sonic used a portion of the net proceeds from the issuance of the 2016 Fixed Rate Notes to repay its existing 2011 Fixed Rate Notes and 2011 Variable Funding Notes in full and to pay the costs associated with the securitized financing transaction, including prepayment premiums.

Loan origination costs associated with the Company’s 2016 transaction totaled $12.5 million and were allocated among the 2016 Notes. In connection with the 2016 transaction described above, the Company recognized an $8.8 million loss from the early extinguishment of debt during the third quarter of fiscal year 2016, which primarily consisted of a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt. This is reflected in loss from debt transactions on the consolidated statements of income.

During the second quarter of fiscal year 2018, the Company made a pro rata prepayment of $28.0 million on its 2013 Fixed Rate Notes and 2016 Fixed Rate Notes. The prepayment was made at par, as allowed under the note terms.

On February 1, 2018, the Co-Issuers issued $170.0 million of Series 2018-1 Senior Secured Fixed Rate Notes, Class A-2 (the "2018 Fixed Rate Notes" and together with the 2016 Fixed Rate Notes and 2013 Fixed Rate Notes, the “Fixed Rate Notes”) in a private transaction which bears interest at 4.03% per annum. The 2018 Fixed Rate Notes have an expected life of seven years with an anticipated repayment date in February 2025.

Sonic used a portion of the net proceeds from the issuance of the 2018 Fixed Rate Notes to pay down the outstanding portion of the 2016 Variable Funding Notes and to pay the costs associated with the securitized financing transaction. In conjunction with the issuance of the 2018 Fixed Rate Notes, the commitments under the 2016 Variable Funding Notes were reduced to $100.0 million.

Loan origination costs associated with the Company’s 2018 Fixed Rate Notes totaled $5.0 million. Loan costs are amortized over each note’s expected life, and the unamortized balance related to the 2016 Variable Funding Notes and the Fixed Rate Notes is included in debt origination costs, net and long-term debt, net, respectively, on the consolidated balance sheets.

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

As of August 31, 2018, the weighted-average interest cost of the 2013 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2018 Fixed Rate Notes was 4.1%, 4.8% and 4.4%, respectively.  The weighted-average interest cost includes the effect of the loan origination costs.

While the 2013 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2018 Fixed Rate Notes are structured to provide for seven-year lives from their original issuance dates, they have legal final maturity dates of July 2043, May 2046 and February 2048, respectively.  The 2016 Variable Funding Notes are structured to provide for a five-year life with two one-year options available under certain conditions and with a legal final maturity date of May 2046.  The Company intends to repay or refinance the 2013 Fixed Rate Notes, the 2018 Fixed Rate Notes and the 2016 Notes on or before the end of their expected lives.  If the Company prepays the debt prior to the anticipated repayment date the Company may be required to pay a prepayment penalty under certain circumstances.  In the event the 2013 Fixed Rate Notes, the 2018 Fixed Rate Notes and the 2016 Notes are not paid in full by the end of their expected lives, they are subject to an upward adjustment in the annual interest rate of at least 5%.  In addition, principal payments will accelerate by applying all of the royalties, lease revenues and other fees securing the

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

debt, after deducting certain expenses, until the debt is paid in full.  Also, any unfunded amount under the 2016 Variable Funding Notes will become unavailable.

The Co-Issuers and Sonic Franchising LLC (the “Guarantor”) are existing special purpose, bankruptcy remote, indirect subsidiaries of Sonic Corp. that hold substantially all of Sonic's franchising assets and real estate.  As of August 31, 2018, assets for these combined indirect subsidiaries totaled $242.0 million, including receivables for royalties, certain Company and Franchise Drive-In real estate, intangible assets and restricted cash balances of $27.5 million.  The 2013 Fixed Rate Notes, the 2016 Notes and the 2018 Fixed Rate Notes are secured by franchise fees, royalty payments and lease payments, and the repayment of the 2013 Fixed Rate Notes, the 2016 Notes and the 2018 Fixed Rate Notes is expected to be made solely from the income derived from the Co-Issuer's assets.  In addition, the Guarantor, a Sonic Corp. subsidiary that acts as a franchisor, has guaranteed the obligations of the Co-Issuers under the 2013 Fixed Rate Notes, 2018 Fixed Rate Notes and the 2016 Notes and pledged substantially all of its assets to secure those obligations.

Neither Sonic Corp., the ultimate parent of the Co-Issuers and the Guarantor, nor any other subsidiary of Sonic Corp., guarantees or is in any way liable for the obligations of the Co-Issuers under the 2013 Fixed Rate Notes, 2018 Fixed Rate Notes and the 2016 Notes.  The Company has, however, agreed to cause the performance of certain obligations of its subsidiaries, principally related to managing the assets included as collateral for the 2013 Fixed Rate Notes, 2018 Fixed Rate Notes and the 2016 Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers.

The 2013 Fixed Rate Notes, 2018 Fixed Rate Notes and the 2016 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) required actions to better secure collateral upon the occurrence of certain performance-related events, (ii) application of certain disposition proceeds as note prepayments after a set time is allowed for reinvestment, (iii) maintenance of specified reserve accounts, (iv) maintenance of certain debt service coverage ratios, (v) optional and mandatory prepayments upon change in control, (vi) indemnification payments for defective or ineffective collateral, and (vii) covenants relating to recordkeeping, access to information and similar matters.  If certain covenants or restrictions are not met, the 2013 Fixed Rate Notes, 2018 Fixed Rate Notes and the 2016 Notes are subject to customary accelerated repayment events and events of default.  Although management does not anticipate an event of default or any other event of noncompliance with the provisions of the debt, if such event occurred, the unpaid amounts outstanding could become immediately due and payable.
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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

The Company’s cash equivalents are carried at cost which approximates fair value and totaled $58.0 million and $73.9 million at August 31, 2018 and 2017, respectively.  This fair value is estimated using Level 1 methods.

The fair value of the Company’s 2013 Fixed Rate Notes, 2016 Fixed Rate Notes and 2018 Fixed Rate Notes approximated the carrying value, including accrued interest, of $718.2 million at August 31, 2018. The fair value of the Company’s 2013 Fixed Rate Notes and 2016 Fixed Rate Notes approximated the carrying value, including accrued interest, of $578.2 million at August 31, 2017.  The 2016 Variable Funding Notes had no balance at August 31, 2018. The fair value of the Company's 2016 Variable Funding Notes approximated the carrying value, including accrued interest, of $60.1 million at August 31, 2017. The fair value of the 2013 Fixed Rate Notes, 2016 Notes and 2018 Fixed Rate Notes is estimated using Level 2 inputs from market information available for public debt transactions for companies with ratings that are similar to the Company’s ratings and from information gathered from brokers who trade in the Company’s notes.
12.  Income Taxes

The Company’s income before the provision for income taxes is classified by source as domestic income.

The components of the provision for income taxes consist of the following for the years ended August 31:

	2018	2017	2016
Current:
Federal	$15,597	$30,352	$20,137
State	2,949	3,921	3,791
	18,546	34,273	23,928

Deferred:
Federal	(16,460)	(2,378)	4,372
State	648	(91)	137
	(15,812)	(2,469)	4,509
Provision for income taxes	$2,734	$31,804	$28,437

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to the following for the fiscal years ended August 31:

	2018	2017	2016
Amount computed by applying the statutory federal tax rate	25.7%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.8	2.6	2.8
Employment related and other tax credits, net	(1.8)	(1.9)	(2.5)
Change in uncertain tax positions	0.2	—	(3.3)
Federal tax benefit of statutory tax deduction	(1.3)	(1.6)	(1.4)
Stock option excess tax benefit	(2.9)	(1.0)	—
Deferred tax revaluation	(19.1)	—	—
Other	(0.9)	0.2	0.1
Provision for income taxes	3.7%	33.3%	30.7%

On December 22, 2017, the Tax Cuts and Job Act ("TCJA") was signed into law, significantly impacting several sections of the Internal Revenue Code. The most significant impacts on the Company for fiscal year 2018 include:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35% to 21%. Because of our fiscal year end, the Company’s blended statutory federal tax rate is 25.7% for fiscal year 2018 and 21% for fiscal year 2019 and thereafter.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

•
The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expected to be in effect when those deferred taxes would be realized (either 25.7% if in fiscal year 2018 or 21.0% for fiscal year 2019 and thereafter). The Company recognized a discrete benefit from the deferred tax remeasurement of approximately $14.1 million in the second quarter of fiscal year 2018.

In December 2017, the Securities and Exchange Commission provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared or analyzed in reasonable detail to account for the impact of the TCJA. Accordingly, during the second and third quarters of fiscal year 2018, we reported the revaluation of our deferred tax assets and liabilities based on provisional amounts. As of August 31, 2018, we have completed our analysis of the revaluation of our deferred tax assets and liabilities and have no material changes to the discrete benefit recognized in the second quarter of fiscal year 2018. We continue to assess the impacts of the TCJA on future fiscal years and monitor the Internal Revenue Service guidance intended to interpret the most complex provisions.

Deferred tax assets and liabilities consist of the following at August 31:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$661	$419
Leasing transactions	1,928	3,083
Deferred income	1,846	3,011
Accrued liabilities	2,292	4,339
Stock compensation	1,553	3,156
Other	59	929
State net operating losses	18,659	18,031
Total deferred tax assets	26,998	32,968
Valuation allowance	(17,117)	(16,254)
Total deferred tax assets after valuation allowance	$9,881	$16,714

Deferred tax liabilities:
Prepaid expenses	$(798)	$(956)
Investment in partnerships, including differences in capitalization,
depreciation and direct financing leases	(3,083)	(4,026)
Property, equipment and capital leases	(12,603)	(23,756)
Intangibles and other assets	(14,837)	(22,983)
Debt extinguishment	—	(838)
Direct financing leases	(2,786)	(4,256)
Total deferred tax liabilities	(34,107)	(56,815)
Net deferred tax liabilities (noncurrent)	$(24,226)	$(40,101)

State net operating loss carryforwards expire beginning in December 2018 through May 2039.  Management does not believe the Company will be able to realize the state net operating loss carryforwards utilizing future income exclusive of the reversal of existing deferred tax liabilities and therefore has provided a valuation allowance of $17.1 million and $16.3 million as of August 31, 2018 and 2017, respectively.

As of August 31, 2018 and 2017, the Company had approximately $0.8 million and $0.6 million of unrecognized tax benefits, including approximately $0.4 million of accrued interest and penalty for each year.  If recognized, these benefits would favorably impact the effective tax rate.

The Company recognizes estimated interest and penalties as a component of its income tax expense, net of federal benefit, as a component of provision for income taxes in the consolidated statements of income.  During the years ended August 31, 2018, 2017 and 2016, the Company recognized a net expense of $0.1 million, a negligible net expense and a net benefit of $0.1 million, respectively.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

A reconciliation of unrecognized tax benefits is as follows for fiscal years ended August 31:

	2018	2017
Balance at beginning of year	$643	$625
Additions for tax positions of prior years	147	18
Balance at end of year	$790	$643

The Company or one of its subsidiaries is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions.  At August 31, 2018, the Company was subject to income tax examinations for its U.S. federal income taxes and for state and local income taxes generally after fiscal year 2014.  The Company anticipates that the results of any examinations or appeals, combined with the expiration of applicable statutes of limitations and the additional accrual of interest related to unrecognized benefits on various return positions taken in years still open for examination, could result in a change to the liability for unrecognized tax benefits during the next 12 months ranging from a negligible increase to a decrease of $0.8 million depending on the timing and terms of the examination resolutions.
13.  Stockholders’ Equity (Deficit)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase the Company’s common stock at a 15% discount from the stock’s fair market value.  Participating employees may purchase shares of common stock each year up to the lesser of 10% of their base compensation or $25 thousand in the stock’s fair market value.  At August 31, 2018, 0.8 million shares were available for grant under the ESPP.

Stock-Based Compensation

The Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”) provides flexibility to award various forms of equity compensation, such as stock options, stock appreciation rights, performance shares, RSUs and other share-based awards.  At August 31, 2018, 5.8 million shares were available for grant under the 2006 Plan.  The Company grants stock options to employees with a seven-year term and a three-year vesting period and grants RSUs to employees with a minimum full vesting period of three years.  The Company grants stock options to its Board of Directors with a seven-year term and one-year vesting period and also grants RSUs to its Board of Directors that vest over one year.  The Company’s policy is to issue shares from treasury stock to satisfy stock option exercises, the vesting of RSUs and shares issued under the ESPP.

Total stock-based compensation cost recognized for fiscal years 2018, 2017 and 2016 was $4.6 million, $3.9 million and $3.8 million, respectively, net of related income tax benefits of $0.3 million, $1.3 million and $1.2 million, respectively.  At August 31, 2018, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $7.1 million and is expected to be recognized over a weighted average period of 1.8 years.

The Company measures the compensation cost associated with stock option-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model.  The Company believes the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal years 2018, 2017 and 2016.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.  The fair value of RSUs granted is equal to the Company’s closing stock price on the date of the grant.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

The per share weighted average fair value of stock options granted during 2018, 2017 and 2016 was $6.37, $6.65 and $8.23, respectively.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	2018	2017	2016
Expected term (years)	5.2	5.3	5.3
Expected volatility	31%	34%	34%
Risk-free interest rate	2.5%	2.0%	1.4%
Expected dividend yield	2.5%	2.2%	1.5%

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

Stock Options

A summary of stock option activity under the Company’s stock-based compensation plans for the year ended August 31, 2018, is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding September 1, 2017	2,536	$20.42
Granted	713	25.84
Exercised	(1,055)	15.59
Forfeited or expired	(101)	27.93
Outstanding at August 31, 2018	2,093	$24.34	4.68	$24,117

Exercisable at August 31, 2018	968	$22.42	3.18	$13,013

Proceeds from the exercise of stock options for fiscal years 2018, 2017 and 2016 were $4.1 million, $2.7 million and $3.8 million, respectively. The total intrinsic value of options exercised during the years ended August 31, 2018, 2017 and 2016 was $14.8 million, $4.6 million and $18.9 million, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity during the year ended August 31, 2018 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding September 1, 2017	95	$26.64
Granted	34	25.82
Vested	(39)	27.20
Forfeited	(7)	29.26
Outstanding at August 31, 2018	83	$25.75

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

The aggregate fair value of RSUs that vested during the fiscal years ended August 31, 2018, 2017 and 2016 was $1.2 million, $0.5 million and $0.4 million, respectively.

Share Repurchase Programs

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

In June 2018, the Board of Directors authorized a $500.0 million share repurchase program through August 31, 2021, replacing the Company’s previous fiscal year 2018 authorization. During fiscal year 2018, approximately 5.2 million shares were repurchased for a total cost of $139.2 million, resulting in an average price per share of $26.69. We do not intend to repurchase outstanding shares of our common stock during the pendency of our merger with Inspire Brands, Inc.

Dividends

The Company paid dividends on common stock as follows (in thousands, except per share amounts):

	Dividend per share	Total amount	Payment date
Fiscal year 2018
First Quarter	$0.16	$6,243	November 17, 2017
Second Quarter	0.16	6,103	February 16, 2018
Third Quarter	0.16	5,879	May 18, 2018
Fourth Quarter	0.16	5,746	August 17, 2018

Fiscal year 2017
First Quarter	$0.14	$6,359	November 18, 2016
Second Quarter	0.14	6,100	February 17, 2017
Third Quarter	0.14	6,041	May 19, 2017
Fourth Quarter	0.14	5,588	August 18, 2017

Subsequent to the end of fiscal year 2018, the Company and Inspire Brands, Inc. ("Inspire") entered into a definitive merger agreement under which Inspire will acquire Sonic. The agreement remains subject to shareholder approval, and the Company is not permitted to pay a dividend prior to the effective time of the merger. For more information regarding the merger agreement, see note 16 - Subsequent events.
14.  Employee Benefit and Cash Incentive Plans

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make pre-tax contributions.  The Company matches an amount equal to the employee’s contributions up to a maximum of 6% of the employee’s salaries depending on years of service and income.  The Company’s contributions during fiscal years 2018, 2017 and 2016 were $1.8 million, $1.9 million and $1.8 million, respectively.

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

The Company has short-term and long-term cash incentive plans (the “Incentive Plans”) that apply to certain employees, and grants of awards under the Incentive Plans are at all times subject to the approval of the Company’s Board of Directors.  Under certain awards pursuant to the Incentive Plans, if predetermined earnings goals are met, a predetermined percentage of the employee’s salary may be paid in the form of a bonus.  The Company recognized as expense incentive bonuses of $9.2 million, $8.3 million and $13.4 million during fiscal years 2018, 2017 and 2016, respectively.
15.  Commitments and Contingencies

Payment Card Breach

On September 18, 2017, the Company was informed by its payment card processor that there appeared to be suspicious activity involving credit and debit cards used at certain Sonic Drive-In locations. Upon learning of the suspicious activity, the Company immediately contacted and began working with law enforcement to investigate the matter. At the same time, the Company immediately launched its own investigation with the help of experienced third-party forensics firms. On October 4, 2017, the Company issued a public statement notifying guests and the public that it had discovered that credit and debit card numbers may have been acquired without authorization as part of a malware attack experienced at certain Sonic Drive-In locations.

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

In addition, the Company may incur legal and other professional services expenses associated with the payment card breach in future periods. The Company will recognize these expenses as such services are received.

Litigation

The Company was named as a defendant in nine purported class action complaints related to the 2017 payment card breach at certain Sonic Drive-Ins. The cases were consolidated in the Northern District of Ohio (the “Litigation”). The plaintiffs in the Litigation assert various claims related to the Company’s alleged failure to safeguard customer credit card information and seek monetary damages, injunctive and declaratory relief and attorneys’ fees and costs. The Company believes it has meritorious defenses to the Litigation and intends to vigorously oppose the claims asserted by the plaintiffs. On October 10, 2018, the parties to the Litigation filed a joint motion seeking preliminary approval of a class settlement.  Based on the terms of class settlement, which is subject to final court approval, we do not believe any payments made in connection with the class settlement or the Litigation more generally would be in excess of our cyber liability insurance coverage.  The estimated settlement amount has been recorded in accrued liabilities, with an offsetting amount recorded in accounts and notes receivable, net, related to the cyber liability insurance coverage. The Company has since been named as a defendant in one additional purported class action complaint filed on October 16, 2018, in the United States District Court for the Eastern District of Arkansas. We cannot provide assurance that we will not become subject to other inquiries or claims relating to the payment card breach in the future. Although we maintain cyber liability insurance, it is possible the ultimate amount paid by us relating to the payment card breach may be in excess of our cyber liability insurance coverage applicable to claims of this nature. We are unable to estimate the amount of any such excess.

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

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

Note Repurchase Agreement

On December 20, 2013, the Company extended a note purchase agreement to a bank that serves to guarantee the repayment of a franchisee loan, with a term through 2018, and also benefits the franchisee with a lower financing rate.  In the event of default by the franchisee, the Company would purchase the franchisee loan from the bank, thereby becoming the note holder and providing an avenue of recourse with the franchisee.  The Company recorded a liability for this guarantee which was based on the Company’s estimate of fair value.  As of August 31, 2018, the balance of the franchisee’s loan was $4.4 million.

Lease Commitments

The Company has obligations under various operating lease agreements with third-party lessors related to the real estate for certain Company Drive-In operations that were sold to franchisees.  Under these agreements, which expire through 2029, the Company remains secondarily liable for the lease payments for which it was responsible as the original lessee.  As of August 31, 2018, the amount remaining under these guaranteed lease obligations totaled $15.1 million.  At this time, the Company does not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Purchase Obligations

At August 31, 2018, the Company had purchase obligations of approximately $113.2 million which primarily related to its estimated share of system commitments for food products.  The Company has excluded agreements that are cancelable without penalty.
16.  Subsequent events

On September 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inspire Brands, Inc. (“Parent”) and SSK Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”), issued and outstanding as of immediately prior to the effective time of the Merger (other than shares of Common Stock (i) held in treasury by the Company or owned by any direct or indirect wholly owned subsidiary of the Company, (ii) owned by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or (iii) for which appraisal rights have been properly demanded in accordance with the General Corporation Law of the State of Delaware) will be cancelled and automatically converted into the right to receive $43.50 in cash (the “Merger Consideration”).

In connection with the Merger, each unvested option of the Company that is outstanding and unexercised immediately prior to the effective time of the Merger will vest and each outstanding option that has an exercise price below the Merger Consideration will convert into the right to receive a cash payment equal to the product of (i) the difference between the Merger Consideration and the exercise price and (ii) the number of shares of Common Stock issuable upon exercise of such option.  In connection with the Merger, each unvested restricted stock unit of the Company that is outstanding immediately prior to the effective time of the Merger will vest and will convert into the right to receive a cash payment equal to the product of (i) the Merger Consideration and (ii) the number of shares of Common Stock subject to such restricted stock unit.

The Board of Directors of the Company unanimously has (i) determined that the Merger Agreement and the Transactions are in the best interests of the Company and its stockholders, (ii) declared it advisable to enter into the Merger Agreement, (iii) authorized and approved the Merger Agreement and the consummation of the Transactions, (iv) resolved to recommend that the Company’s stockholders vote in favor of adoption of the Merger Agreement and (v) directed that the Merger Agreement be submitted to a vote of the Company’s stockholders. Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.  Each of Parent’s and the Company’s obligation to c

SONIC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016
(In thousands, except per share data)

onsummate the Merger is also subject to certain additional conditions, including (i) subject to specific standards, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) with respect to Parent’s obligations to consummate the Merger, the absence of a material adverse effect with respect to the Company. The Merger Agreement provides that consummation of the Merger will occur on the later of (a) two business days after satisfaction or waiver of such closing conditions and (b) December 21, 2018, subject to certain exceptions to extend the consummation of the Merger.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the closing of the Merger. These covenants, among other matters, do not allow the Company to declare or pay dividends during the pendency of the Transactions.

The Company is also subject to customary restrictions on its ability to solicit acquisition proposals from third parties, to provide information to, and enter into discussions or negotiations with, third parties regarding alternative acquisition proposals, and to withdraw its recommendation in favor of the Merger. However, prior to the receipt of the approval of the Merger from the Company’s stockholders, these restrictions are subject to customary “fiduciary out” provisions that allow the Company, under certain circumstances, to (i) provide information to, and enter into discussions or negotiations with, third parties with respect to an acquisition proposal if the Company’s Board of Directors determines that such acquisition proposal either constitutes, or could reasonably be expected to result in, a superior proposal and (ii) withdraw or change its recommendation in favor of the Merger if it determines that its failure to take such action is reasonably likely to be inconsistent with its fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $47,736,000. Specifically, if the Merger Agreement is terminated by (i) the Company in order to accept a superior proposal, (ii) Parent if the Company’s Board of Directors withdraws or changes its recommendation of the Merger (unless the Company’s stockholders have already approved the Merger) or (iii) Parent or the Company if the Company fails to obtain the necessary approval from the Company’s stockholders, if, prior to the time the Company’s stockholders vote on the Merger (but after the date of the Merger Agreement), an acquisition proposal has been publicly made or becomes publicly known, and not publicly withdrawn, and the Company thereafter consummates, or enters into a definitive agreement providing for, an acquisition transaction within 12 months of the termination of the Merger Agreement. The termination fee will also be payable in certain other circumstances if the Merger Agreement is terminated and prior to such termination (but after the date of the Merger Agreement) an acquisition proposal has been made to the Company’s Board of Directors or becomes publicly known, and is not withdrawn, and the Company later consummates, or enters into a definitive agreement providing for, an acquisition transaction within 12 months of the termination. If the termination fee becomes payable, it is payable upon termination in the case of (i) above, and two business days after termination in the case of (ii) above and all other cases.

Parent has entered into commitment letters with funds managed by Roark Capital Management LLC aggregating approximately $1.635 billion pursuant to which the funds have committed to capitalize Parent in connection with the Merger.  The equity financing and Merger Agreement contemplate that the existing securitization indebtedness of the Company remains outstanding without default and on current terms in connection with the Merger, provided that the Merger Agreement permits Parent to seek alternative financing to reduce the equity commitment or otherwise finance the Merger.

On October 1, 2018, the Company filed its Premerger Notification and Report Form with respect to the Merger under the HSR Act with the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice. The HSR waiting period was terminated effective October 15, 2018.

Additional information about the Merger Agreement and the Transactions can be found in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2018.

17.  Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Total revenues	$105,428	$129,551	$88,102	$100,158	$118,306	$123,990	$111,754	$123,568
Income from operations	22,448	27,052	14,914	22,627	37,261	35,441	31,780	38,155
Net income (1)	$11,430	$13,118	$19,607	$10,963	$21,576	$18,751	$18,592	$20,831

Basic income per share (2)	$0.29	$0.29	$0.51	$0.25	$0.58	$0.44	$0.52	$0.50
Diluted income per share (2)	$0.29	$0.28	$0.51	$0.25	$0.58	$0.44	$0.51	$0.50
__________

(1)
For fiscal year 2018, includes the after tax expense of $0.4 million related to the cybersecurity incident in the first quarter, the after tax expense of $0.2 million related to the cybersecurity incident, the $0.9 million after tax loss from the debt transactions and $14.1 million for the discrete impact of the Tax Cuts and Jobs Act in the second quarter, the after tax expense of $0.2 related to the cybersecurity incident and the after tax gain of $2.2 million on refranchising transactions in the third quarter, and the after tax expense of $0.3 related to the cybersecurity incident in the fourth quarter. For fiscal year 2017, includes the after tax loss of $0.6 million on refranchising transactions and the after tax gain of $2.4 million on the sale of investment in refranchised drive-in operations in the first quarter, the after tax gain of $4.3 million on refranchising transactions in the second quarter, the after tax gain of $0.4 million on refranchising transactions in the third quarter and the after tax gain of $0.1 million on refranchising transactions, after tax restructuring charges of $1.1 million and the after tax gain on the sale of real estate of $3.0 million in the fourth quarter.

(2)	The sum of per share data may not agree to annual amounts due to rounding.

Sonic Corp.
Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written Off Against the Allowance	(Transfers) Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts and notes receivable
Fiscal years ended:
August 31, 2018	$1,131	1,825	(374)	2	$2,584
August 31, 2017	$1,041	113	(23)	—	$1,131
August 31, 2016	$1,105	(53)	(13)	2	$1,041

Accrued liability for drive-in closings and disposals
Fiscal years ended:
August 31, 2018	$532	222	(241)	(18)	$495
August 31, 2017	$611	178	(243)	(14)	$532
August 31, 2016	$807	208	(376)	(28)	$611

See accompanying Report of Independent Registered Pubic Accounting Firm.
໿

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of October, 2018.

Sonic Corp.

By:	/s/ J. Clifford Hudson
J. Clifford Hudson
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Clifford Hudson	Chairman of the Board of Directors and Chief Executive Officer	October 23, 2018
J. Clifford Hudson, Principal Executive Officer

/s/ Corey R. Horsch	Vice President and Chief Financial Officer	October 23, 2018
Corey R. Horsch, Principal Financial Officer

/s/ Michelle E. Britten	Vice President and Chief Accounting Officer	October 23, 2018
Michelle E. Britten, Principal Accounting Officer

/s/ Tony D. Bartel	Director	October 23, 2018
Tony D. Bartel

/s/ R. Neal Black	Director	October 23, 2018
R. Neal Black

/s/ Steven A. Davis	Director	October 23, 2018
Steven A. Davis

/s/ Lauren R. Hobart	Director	October 23, 2018
Lauren R. Hobart

/s/ S. Kirk Kinsell	Director	October 23, 2018
S. Kirk Kinsell

/s/ Kate S. Lavelle	Director	October 23, 2018
Kate S. Lavelle

/s/ Federico F. Peña	Director	October 23, 2018
Federico F. Peña

/s/ Jeffrey H. Schutz	Director	October 23, 2018
Jeffrey H. Schutz

/s/ Kathryn L. Taylor	Director	October 23, 2018
Kathryn L. Taylor

/s/ Susan E. Thronson	Director	October 23, 2018
Susan E. Thronson

EXHIBIT INDEX

Exhibit Number and Description

10.11	Amendment to Sonic Corp. Executive Severance Plan (as amended and restated effective January 1, 2017) dated September 24, 2018
10.12	Sonic Corp. Non-Executive Severance Plan dated September 24, 2018
21.01	Subsidiaries of the Company
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14
31.02	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
໿