Form 10-K/A
period 2018-08-31
SONIC CORP
filed 2018-12-14
CIK 868611

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

As of November 30, 2018, the Registrant had 35,692,190 shares of common stock issued and outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Sonic Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended August 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2018 (the “Original Form 10-K”). This Amendment is filed solely for the purpose of adding the information required by Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.01 and 31.02 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, no other changes have been made to the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

i

PART III

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographies

The following table sets forth information concerning the Company’s directors as of November 15, 2018.

Name	First Became a Director	Term Expires	Age
Tony D. Bartel	January 2014	2020	54
R. Neal Black	January 2016	2019	63
Steven A. Davis	January 2017	2021	60
Lauren R. Hobart	January 2014	2020	50
Clifford Hudson	August 1993	2019	64
S. Kirk Kinsell	January 2018	2021	62
Kate S. Lavelle	January 2012	2021	53
Federico F. Peña	January 2001	2019	71
Jeffrey H. Schutz	August 2010	2020	67
Kathryn L. Taylor	January 2010	2020	63
Susan E. Thronson	April 2015	2019	57

Tony D. Bartel has more than 20 years of experience in the consumer products industry, including 14 years in the restaurant industry. Mr. Bartel served as Chief Operating Officer of GameStop Corp. from 2014 until February 2018. He served as President of GameStop from 2010 to 2014, Executive Vice President of Merchandising and Marketing for GameStop from 2007 until 2010 and as Senior Vice President of International Finance for GameStop from 2005 until 2007. Prior to that, Mr. Bartel worked for NCH Corporation for two years and Pizza Hut, Inc. for 14 years, serving in various management positions including Chief Financial Officer, Vice President of Strategic Planning and Vice President of Field Finance. He is a certified public accountant and began his career with KPMG LLP where he served for three years as a tax specialist. Mr. Bartel’s experience in marketing and strategy for multi-unit retail and restaurant brands provides a significant broad-based understanding of retailing, including marketing and strategic planning. In addition, Mr. Bartel’s background in finance, tax and accounting provides the Board with valuable perspective on the Company’s strategic initiatives, financial oversight and stewardship of capital. Mr. Bartel serves as a member of the Board Audit Committee.

R. Neal Black has served as Chief Executive Officer of Paul Fredrick since December 2017. He served as Chief Executive Officer, President and Director of Jos. A. Bank Clothiers, Inc. from 2008 to 2014, having joined Jos. A. Bank in 2000 as Executive Vice President of Merchandising and Marketing. Prior to joining Jos. A. Bank, Mr. Black held executive positions at Saks Incorporated, Venture Stores, Gottschalks Incorporated and May Company. Mr. Black has a Professional Director Certification from the American College of Corporate Directors, a public company director’s education and credentialing organization. Mr. Black also serves as an independent trustee on the Board of Trustees of Catholic Charities USA. Mr. Black is a seasoned executive with more than 35 years of retail management experience in supply chain, product development and marketing as well as experience as a director of a publicly traded company. The Board benefits from Mr. Black’s strategic planning skills along with his significant leadership and operating knowledge. Mr. Black serves as a member of the Board Compensation Committee and the Board Nominating and Corporate Governance Committee.

Steven A. Davis served as Chairman and Chief Executive Officer of Bob Evans Farms, Inc., from 2006 to 2014. Prior to joining Bob Evans Farms, Inc., Mr. Davis was with YUM! Brands, Inc., serving as President of Long John Silver’s and A&W All-American Food Restaurants from 2002 to 2006 and various other executive positions from 1993 to 2002 at the Pizza Hut Division. He served as Director of Marketing of the All American Gourmet Brand, a division of Kraft General Foods, from 1984 to 1993. Mr. Davis currently serves as a director of Marathon Petroleum Corporation, New Albertsons, Inc., a privately held national food and drug retail company, and on the International Board of Directors for The Juvenile Diabetes Research Foundation. He served as a director of Walgreens Boots Alliance, Inc. from 2009 to 2015 and of CenturyLink from 2006 to 2009. Mr. Davis is a seasoned restaurant and consumer packaged goods executive with strong operational and marketing skills, as well as director experience with a variety of publicly traded companies. Mr. Davis has significant experience in the areas of marketing and branding, retail food products, strategic planning, mergers and acquisitions, real estate, auditing and finance. The Board benefits from Mr. Davis’ strategic planning skills along with his significant leadership and restaurant operating knowledge. Mr. Davis serves as a member of the Board Audit Committee.

Lauren R. Hobart has served as President of Dick’s Sporting Goods, Inc. since May 2017. She served as Executive Vice President and Chief Customer and Digital Officer of Dick’s Sporting Goods from February 2017 until May 2017. Ms. Hobart has also served as the President of The Dick’s Sporting Goods Foundation since 2012. Previously, Ms. Hobart served as Executive Vice President and Chief Marketing Officer of Dick’s Sporting Goods from 2015 until February 2017 and as Senior Vice President and Chief Marketing Officer of Dick’s Sporting Goods from 2011 until 2015. Ms. Hobart held a variety of management positions with Pepsi-Cola North America from 1997 until 2011, including Chief Marketing Officer, Carbonated Soft Drinks Brand. She began her career in the banking industry having six years of experience with JPMorgan Chase & Company and Wells Fargo Bank. She also serves on the Board of Dick’s Sporting Goods, Inc. Ms. Hobart brings to the Board her marketing and strategic planning skills as a senior marketing executive at Fortune 500 companies. She also provides valuable insight into consumer needs and marketplace trends currently influencing the retail industry. Ms. Hobart serves as Chair of the Board Compensation Committee and as a member of the Board Nominating and Corporate Governance Committee.

Clifford Hudson has served as the Company’s Chairman of the Board since January 2000 and Chief Executive Officer since April 1995. Mr. Hudson served as President of the Company from April 1995 to January 2000 and reassumed the position of President from November 2004 until May 2008, April 2013 until January 2016 and again March 2017 to January 2018. He has served in various other offices with the Company since 1984. Mr. Hudson served on the Board of Trustees of the Ford Foundation from January 2006 until October 2017 and on the Board of Trustees of the National Trust for Historic Preservation from January 2001 until 2011, where he served as its Chairman from 2008 until 2011. He served as Chairman of the Board of the Securities Investor Protection Corporation, the federally chartered organization which serves as the insurer of customer accounts with brokerage firms, from 1994 to 2001. In his more than 30 years with the Company, Mr. Hudson has gained meaningful leadership experience and quick-service restaurant knowledge. As CEO, he is responsible for determining the Company’s strategy and clearly articulating priorities as well as aligning and motivating the organization to execute effectively. These capabilities, combined with Mr. Hudson’s understanding of the Company and unwavering commitment to the Sonic brand, make him uniquely qualified to serve on the Board.

S. Kirk Kinsell has served as Principal of Panther Ridge Partners, LLC, an investment and advisory company focused on the hospitality sector, since January 2017. He served as President and Chief Executive Officer of Loews Hotels and Resorts from March 2015 to January 2017. Mr. Kinsell served as President, The Americas and Executive Director of InterContinental Hotels Group, PLC from July 2011 until February 2015. He served in various other progressive executive positions for InterContinental Hotels Group from 2003 until June 2011, including President, Europe Middle East and Africa. Mr. Kinsell served on the Board of Popeyes Louisiana Kitchen, Inc. from January 2015 until March 2017 and on the Board of InterContinental Hotels Group PLC from August 2010 to February 2015. Mr. Kinsell brings to the Board broad managerial and operational experience, as demonstrated by his leadership positions at major international hotel companies and a distinguished career of over 30 years of proven operational and management experience. His broad experience in franchising, hospitality and international transactions, as well as his executive skills, make Mr. Kinsell a valuable addition to the Board. Mr. Kinsell serves as a member of the Board Compensation Committee.

Kate S. Lavelle has over 20 years of experience in finance and accounting, including 12 years in the restaurant and food service industry. Ms. Lavelle served as the Executive Vice President and Chief Financial Officer of Dunkin’ Brands, Inc. from December 2004 until July 2010. She served as Global Senior Vice President for Finance and Chief Accounting Officer of LSG Sky Chefs, a wholly owned subsidiary of Lufthansa Airlines, from January 2003 until August 2004. Ms. Lavelle served in various other management positions for LSG Sky Chefs from March 1998 until January 2003. She began her career at Arthur Andersen LLP where for more than 10 years she served as Senior Audit Manager in charge of administration of audits and other professional engagements. From 2005 until July 2007, Ms. Lavelle served as a Director of Swift & Company, an American food processing company which was acquired in 2007 by JBS S.A., a Brazilian company. From May 2013 to May 2015, she served as a director of Jones Lang LaSalle, a global financial and professional services firm specializing in commercial real estate services and investment management. With over 20 years of experience in the finance and accounting industry, and six of those years as the Chief Financial Officer of a large, multi-brand, franchised quick-service restaurant business, Ms. Lavelle brings to the Board her extensive expertise in finance and direct knowledge and understanding of franchising, restaurant operations and management. Ms. Lavelle serves as Chair of the Board Audit Committee and as a member of the Board Nominating and Corporate Governance Committee.

Federico F. Peña has served as a Senior Advisor of the Colorado Impact Fund, a venture capital firm dedicated to supporting Colorado companies that provide consistent investment returns and positive community impact, since April 2014. He served as a Senior Advisor of Vestar Capital Partners from January 2009 until September 2016, and as a Managing Director of Vestar from 1999 to 2009. Vestar is a global private equity firm that specializes in management buyouts, recapitalizations and going private transactions. Prior to joining Vestar, Mr. Peña served as the United States Secretary of Energy from 1997 to 1998 and the United States Secretary of Transportation from 1993 to 1997. Mr. Peña served as the Mayor of the City and County of Denver, Colorado from 1983 through 1991, the first Latino to hold that elected office. Mr. Peña founded Peña Investment Advisors in 1991 and was its President and Chief Executive Officer from 1991 until 1993. He served in the Colorado House of Representatives from 1979 until 1983 and practiced law for 10 years in Colorado. Mr. Peña has demonstrated sound leadership skills and brings his extensive investment experience to the Board. He serves as a member of the Board Audit Committee and the Board Nominating and Corporate Governance Committee.

Jeffrey H. Schutz served as a managing director of Centennial Ventures, until its liquidation in December 2017. Centennial Ventures was a Denver-based venture capital firm that had up to $500 million of assets under management. Mr. Schutz was a general partner in seven Centennial-sponsored partnerships and involved with the start-up, growth and development of approximately 50 companies over his 23-year tenure. In his position with Centennial Ventures, Mr. Schutz has directly contributed to the strategic planning and direction of these companies. Prior to joining Centennial Ventures in 1987, Mr. Schutz was Vice President and Director of PNC Venture Capital Group, an affiliate of PNC Financial. As a result of his background in building and growing entrepreneurial businesses, Mr. Schutz provides knowledgeable advice to the Company’s other directors and to senior management as the Company continues to strengthen its brand and grow its market share. He serves as Lead Director, Chair of the Board Nominating and Corporate Governance Committee and as a member of the Board Compensation Committee.

Kathryn L. Taylor has served as Chief of Economic Development, City of Tulsa, Oklahoma since December 2016. She served as Mayor of the City of Tulsa, Oklahoma from 2006 to 2009, managing a budget of more than $500 million and more than 4,000 employees. Ms. Taylor’s public service has also included two cabinet positions for the State of Oklahoma, where she served as Chief of Education Strategy and Innovation from January 2010 until January 2011 and as Secretary of Commerce and Tourism from 2003 to 2006. She was a partner in the Oklahoma law firm of Crowe and Dunlevy, where she was Chair of the Franchising and Distribution Section from 1994 until 1998. From 1994 to 1997, Ms. Taylor was a principal owner and director of National Car Rental. From 1988 to 1994, she served as the Executive Vice President and General Counsel of Dollar-Thrifty Car Rental. Both National Car Rental and Dollar-Thrifty Car Rental operate and franchise car rental locations world-wide. Ms. Taylor serves as Leadership Council Chair of Impact Tulsa, a partnership of business and education leaders working to improve student outcomes. Ms. Taylor provides significant knowledge to the Board on franchising, corporate governance and financial matters. She also provides broad insight into executive leadership, strategy and public affairs. She serves as a member of the Board Audit Committee.

Susan E. Thronson served in a variety of marketing management positions from 1989 to July 2013 at Marriott International, Inc., a worldwide operator, franchisor and licensor of hotels and corporate housing properties. Her most recent positions with Marriott were Senior Vice President, Global Marketing from July 2005 to July 2013 and Senior Vice President, International Marketing, International Lodging Organization from January 1997 to June 2005. Ms. Thronson also served as a director of Angie’s List, Inc. from 2012 to October 2017. She is a National Association of Corporate Directors (NACD) Governance Fellow and received a CERT Certificate in Cybersecurity Oversight, as awarded by the NACD. Ms. Thronson provides extensive global and brand marketing expertise to the Company, including digital marketing platforms as well as leadership experience with global operations and franchising. Ms. Thronson serves as a member of the Board Compensation Committee.

Directors’ Compensation

The following table shows the compensation paid during fiscal year 2018 to each independent director:

Name(1)	Fees Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Total ($)
Tony D. Bartel	77,000	52,507	52,499	182,006
Neal R. Black	76,583	52,507	52,499	181,589
Steven A. Davis	77,000	52,507	52,499	182,006
Lauren R. Hobart	84,917	52,507	52,499	189,923
S. Kirk Kinsell	31,042	52,507	52,499	136,048
Kate S. Lavelle	107,000	52,507	52,499	212,006
Federico F. Peña	82,000	52,507	52,499	187,006
Jeffrey H. Schutz	107,833	52,507	52,499	212,839
Kathryn L. Taylor	77,000	52,507	52,499	182,006
Susan E. Thronson	74,500	52,507	52,499	179,506

(1)

Clifford Hudson, the Company’s Chairman of the Board and Chief Executive Officer, is not included in the table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Hudson as an employee of the Company is shown in the Summary Compensation Table on page 23.

(2)

In January 2018, the Company granted options to purchase 8,237 shares of common stock of the Company at $25.84 per share and 2,032 RSUs to all independent directors. The dollar amounts reflect the aggregate grant date fair values of the stock and option awards. These amounts do not include any reduction in the value for the possibility of forfeiture. See Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 regarding assumptions underlying valuation of equity awards.

(3)	The following table represents the number of outstanding RSUs and the number of outstanding stock options held by each independent director as of August 31, 2018.

Name	Outstanding RSUs	Outstanding Stock Options
Bartel	2,032	31,050
Black	2,032	20,048
Davis	2,032	14,912
Hobart	2,032	31,050
Kinsell	2,032	8,237
Lavelle	2,032	24,828
Peña	2,032	40,215
Schutz	2,032	24,828
Taylor	2,032	31,050
Thronson	2,032	23,452

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the original and amended Forms 3, 4 and 5 furnished to the Company during its last fiscal year, we do not know of any person who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Executive Officers

Information regarding Sonic’s executive officers is set forth under Item 4A of Part I of the Original Form 10-K.

Corporate Governance

The Company has adopted a Code of Ethics for Financial Officers and a Code of Business Conduct and Ethics that applies to all directors, officers and employees. Sonic has posted copies of these codes on the investor section of its website, www.sonicdrivein.com.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members has ever been an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board or the Compensation Committee during fiscal year 2018. None of the Compensation Committee members have interlocking relationships as defined by the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

The Compensation Discussion and Analysis describes the Company’s executive compensation philosophy, objectives and program as they relate to our named executive officers or “NEOs” (our Chief Executive Officer or “CEO,” Chief Financial Officer and three other most highly compensated executives). The NEOs for fiscal 2018 are listed below:

Clifford Hudson	Chairman of the Board and Chief Executive Officer

Corey R. Horsch	Vice President, Chief Financial Officer and Treasurer

Claudia S. San Pedro	President

Jose A. Dueñas	Executive Vice President and Chief Brand Officer

John H. Budd III	Executive Vice President and Chief Strategy and Business Development Officer

Sonic is committed to responsibly building long-term shareholder value. Our executive compensation program is designed to deliver on this commitment by (a) motivating our executives to increase profitability and shareholder returns, (b) paying a significant portion of compensation based on performance and (c) competing for and retaining talent. This executive summary provides an overview of our fiscal 2018 performance and compensation program key events.

Recent Developments—Merger With Inspire Brands, Inc.

On December 7, 2018, SSK Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Inspire Brands, Inc. (“Inspire”), a Delaware corporation, merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), pursuant to the previously announced Agreement and Plan of Merger, dated as of September 24, 2018, by and among the Company, Inspire and Merger Sub. As a result of the Merger, the Company became a wholly owned subsidiary of Inspire.

For additional details regarding the Merger, a description of the interests of our Named Executive Officers in the Merger and the compensation that may be payable to our Named Executive Officers in connection with the Merger, please refer to our Definitive Proxy Statement on Schedule 14A filed with the SEC on November 5, 2018, as amended.

Fiscal 2018 Business Performance

While a challenged consumer and aggressive competitive environment impacted sales and earnings results in fiscal 2018, we completed a number of initiatives which strengthened the brand. The Company refranchised 41 drive-ins, representing additional markets identified after completion of the refranchising initiative in fiscal year 2017 and moved to a 95% franchise business model. In addition, franchisees opened 41 new drive-ins resulting in a record high number of system drive-ins—3,606 drive-ins in 45 states as of the end of fiscal 2018. The following table illustrates the Company’s performance in fiscal 2018 in terms of income from operations, EPS, adjusted EPS, same-store sales and stock price relative to performance in fiscal 2017 and fiscal 2016.

	2018	2017	2016	Three-year Change 2016 to 2018 % increase (decrease)
Income from Operations (in thousands)	$106,043	$123,275	$127,452	(16.5%)
EPS	$1.87	$1.45	$1.29	45.0%
“Adjusted EPS”(1)	$1.49	$1.25	$1.29	15.5%
Same-store Sales Growth/(Decline)	(0.3)%	(3.3)%	2.6%	(2)
Stock Price per Share at Fiscal Year End	$35.86	$23.41	$28.69	32.83	%(3)

(1)

Adjusted EPS is defined as total adjusted net income divided by weighted average diluted shares, as reported. Adjusted EPS is considered a non-GAAP measure. Reconciliation of earnings per share to Adjusted EPS is provided in Appendix A on page 18.

(2)	The Company’s cumulative same-store sales growth from the beginning of fiscal 2016 to the end of fiscal 2018 was 1.0%.
(3)	Percent increase is calculated from the Company’s closing stock price as of fiscal year-end 2015($27.00) in order to capture the three-year change.

2018 Compensation Program Key Events

•

In addition to the NEOs’ base salaries that are typically paid in semi-monthly installments, as part of the Company’s long-standing holiday compensation program that applies to all eligible employees, an additional payment equal to one paycheck is made in late November. Because of the Company’s performance in fiscal 2017, the Compensation Committee accepted the NEOs’ request that they forego the holiday payment in fiscal 2018 and also forego any merit increases for their calendar 2018 base salaries.(1)

•

The Compensation Committee used its discretion to adjust the calculation of the short-term (annual) and long-term (three-year) cash incentive plan awards in order to neutralize the impact of the 2018 tax reform law that reduced our federal tax rate by a material amount resulting in Adjusted EPS improvement.

•	Annual cash incentive award performance was achieved at 97.03% of target performance, resulting in a payout of awards at 88.86% of target.

•	Long-term cash incentive award performance for the three-year period ending fiscal 2018 was achieved at 83.51% of target performance, resulting in a payout of awards at 38.16% of target.

(1)

The additional holiday payment is typically included in the salary amounts for purposes of this Compensation Discussion and Analysis as well as in the Summary Compensation Table; however, because the amount was not paid in fiscal 2018, the additional payment has not been included.

Change Effective In Fiscal 2018

The Compensation Committee approved changes to the incentive compensation design, including using Adjusted Operating Income, instead of Adjusted EPS, as the target metric for the long-term cash awards and increasing the maximum target opportunity from 150% to 200% to more closely align with our peer group.

EXECUTIVE COMPENSATION PRACTICES

Our executive compensation practices support good governance and mitigate excessive risk-taking.

What we do:

•	Pay for Performance. The majority of compensation (60% or more) is tied to performance.

•

Stock Ownership. We have stock ownership requirements for our CEO, requiring him to own stock or hold vested stock options equal in value to at least five times his annual base salary. As of August 31, 2018, our CEO owned Sonic stock equal in value to more than 18 times his base salary. In fiscal 2015, the Board adopted stock ownership guidelines for all other officers. Officers are given five years to attain the requirements. All of our NEOs have either met or are tracking to meet the guidelines within the required timeframe.

•

Cash Incentives. Our short-term (annual) cash incentives require attainment of an Adjusted EPS target threshold to yield a payout, as described on page 14. Our long-term (three years) cash incentives require attainment of an Adjusted Operating Income (Adjusted EPS prior to fiscal year 2018 grants) target threshold to yield a payout, as described on page [        ]. Both our short-term and long-term cash incentives utilize caps on potential payments.

•

Clawbacks. In August 2012, we adopted compensation recovery, or “clawback,” provisions in our employment agreements to apply to all applicable incentive compensation programs. In October 2016, we adopted a comprehensive clawback policy.

•

Change in Control. Our employment agreements are double-trigger, meaning that none of the Company’s executive officers are eligible to receive cash payments solely as a result of a change in control of the Company. Cash severance payments will be paid to an NEO following a change in control only if the NEO is terminated without cause or resigns for good reason within a specified period following a change in control.

•	Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors.

•

Independent Consultant. The Compensation Committee benefits from its utilization of an independent compensation consultant, and the compensation consultant acts at the sole direction of the Compensation Committee.

•	Equity Plans. Our 2006 Long-Term Incentive Plan provides for a three-year minimum vesting period for all time-based vesting equity awards for employees.

What we don’t do:

•	Special retirement programs. The Company does not have any special executive retirement programs that are specific to executive officers.

•	Tax Gross-ups. The Company does not provide any tax gross-ups with respect to payments made in connection with a change in control.

•	Company Stock Transactions. The Company prohibits its executive officers from engaging in hedging or other speculative transactions in Company stock.

•

No Repricing of Underwater Stock Options. The Company does not re-price or backdate stock options. If our stock price declines or stays flat, our NEOs realize no benefit from their outstanding underwater stock options.

•	Perquisites. The Company does not provide excessive perquisites for our NEOs.

Our Compensation Objectives

Our fundamental objective is to create value for our shareholders on a consistent long-term basis. To accomplish this goal, the Compensation Committee designs executive compensation programs that:

•	Emphasize pay for performance by aligning incentives with business strategies to reward executives who achieve or exceed Company goals.

•	Pay competitively to attract and retain talent by setting target compensation opportunities to be competitive with other companies in our industry of similar size and value.

•

Focus on long-term success by including equity as a cornerstone of our executive pay programs and using a combination of short-term and long-term incentives to ensure a strong connection between Company performance and actual compensation realized.

Emphasizing Pay For Performance

Our executive compensation program consists of four key components: base salary, annual cash incentive awards, long-term cash incentive awards and equity awards.

The Compensation Committee places a significant focus on performance-based compensation. For each of our NEOs, other than our CEO, approximately 65% of his or her target total direct compensation is attributable to performance-based compensation. For our CEO, the Compensation Committee places even more emphasis on the performance-based components of total direct compensation, so that approximately 75% of his target total direct compensation is performance based. Our focus on performance-based compensation rewards strong Company financial performance and aligns the NEO’s interest with that of the Company’s shareholders.

The mix of components is designed to incent both individual accountability and collaboration to build long-term shareholder value. The charts below show the average mix of the key components of the target total direct compensation for the NEOs in fiscal 2018 by type, length and form.

Consistent with our design principles, performance-based programs pay 100% of target incentive opportunity when target goals are achieved. Payouts below 100% of target incentive opportunity occur when at least threshold but not target goals are achieved, and payouts above 100% target incentive opportunity occur when goals are exceeded. For example, over the past 10 years, the short-term incentive award payout ranged from a low of 0% to a high of 131% of target incentive opportunity. The long-term cash incentive award was started in fiscal 2011, with the first payment period ending in fiscal 2013. The long-term cash incentive award payout has ranged from a low of 0% to a high of 119.3% of target incentive opportunity. These payouts were based on the results achieved against pre-established performance targets approved by the Compensation Committee, highlighting the clear link between pay and performance that underlies our compensation programs.

Paying Competitively

In making compensation decisions, the Compensation Committee compares each element of total compensation against our “compensation peer group,” which is a benchmarking peer group of companies that consists of companies against which the Compensation Committee believes we compete for talent. The Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its compensation consultant effective January 27, 2016. In consultation with Meridian, our compensation peer group for 2018 was carefully selected based on a process of identifying companies in the quick service, restaurant, retail, consumer goods, leisure and hospitality industries, narrowing the pool by revenue, recent performance, amount of business that is domestic versus international and brand recognition. Data availability was also considered. Based on this process, we selected 23 companies as our benchmarking peer group for fiscal 2018. Of these companies, 19 were among our 22 peer group companies for fiscal 2017. Krispy Kreme Doughnuts and Popeyes Louisiana Kitchen were removed due to acquisition. True Value Co. was also removed as a result of the Compensation Committee’s belief that it no longer represented a company with which we compete for talent. Four companies – Arby’s Restaurant Group, B.J.’s Restaurants, Inc., Cheesecake Factory Inc. and Whataburger Restaurants LLC were added as companies which the Compensation Committee believes are appropriately designated in our peer group based on the considerations named above. The peer group is annually reviewed and updated by the Compensation Committee. Changes generally are made infrequently to assure continuity from year to year.

The companies comprising our compensation peer group for 2018 were:

Arby’s Restaurant Group	Jack in the Box Inc.
B.J.’s Restaurants, Inc.	The Marcus Corp.
Bob Evan’s Farms	Papa John’s International Inc.
Bojangles’ Restaurants, Inc.	Pier 1 Imports, Inc.
Buffalo Wild Wings Inc.	Red Robin Gourmet Burgers
Cheesecake Factory Inc.	Ruby Tuesday, Inc.
Dave & Buster’s, Inc.	Ruth’s Hospitality Group, Inc.
Denny’s Corp.	Stage Stores, Inc.
Dine Brands Global, Inc.	Texas Roadhouse Inc.
Domino’s Pizza Inc.	Wendy’s Co.
Dunkin’ Brands, Inc.	Whataburger Restaurants LLC
GNC Corp.

We believe system revenues are the best measure of company size and complexity for a highly franchised business model like ours. Although we do not own and operate all of the restaurants, we own the Sonic brand, develop and help execute the overall strategy for the entire system of Sonic restaurants, manage all research and development with respect to menu offerings and restaurant design, provide site approval and development services to our franchisees, and guide and recommend the adoption of technology processes that positively affect the customer experience over our entire system. While we also review company revenues, our corporate revenue alone does not capture the full scope and complexity of effectively managing the system. Furthermore, we compete for talent with companies of comparable size, regardless of the business model (company or franchised), and therefore we believe system sales are a significant basis for selecting peer companies for benchmarking purposes. We also consider other important measures when selecting our peer group, including industry and market capitalization.

At the time of setting 2018 compensation in January 2018, the Compensation Committee considered fiscal 2016 data (aged to July 2017), which was the most recent financial and compensation data of our peer group available at that time. For comparison purposes, the Company’s annual revenues in fiscal 2016 were at the 10th percentile in revenues of our compensation peer group, and the Company’s market value was at the 53rd percentile in market value of our compensation peer group companies. The Company’s system sales were at the 81st percentile of our peer group. While the target total compensation for our NEOs is set considering the median target total compensation within our peer group, actual compensation varies depending on the NEO’s experience in the particular role, as well as total Company and individual performance.

Focus on Long-Term Success

One-half of the NEO’s long-term incentive awards are granted in the form of stock options, and the other half in the form of long-term cash incentive awards.

The stock options granted vest over a period of three years and only have value if our stock price appreciates after the options are granted.

As part of our long-term incentive compensation program, the Compensation Committee may make special equity grants in the form of RSUs to certain executives, focusing on the executive’s performance as well as his or her role in future strategic contributions to the Company’s success and to encourage retention and motivation of the key talent necessary to manage the Company successfully.

Our officers, including our NEOs, are subject to stock ownership guidelines as described on page 19. The guidelines are intended to assure that these executives maintain a meaningful financial stake in the Company in order to promote a long-term perspective in managing the business and to align their long-term financial interests with those of our shareholders.

The long-term cash incentive award program rewards strategic accomplishments over a three-year performance period, which has historically been based on growth in Adjusted EPS and going forward will be measured against Adjusted Operating Income. The purpose is to motivate our executives to achieve our multi-year financial goals, which, in turn, reinforces the link between the interests of our executives and our shareholders.

Consideration of Say-on-Pay Vote

In evaluating the Company’s executive compensation program, the Compensation Committee also considers the results of the advisory vote on the “say-on-pay” proposal each year. At the 2018 annual meeting, approximately 99% of votes cast were in support of the compensation provided to our NEOs. In light of our shareholders’ continued support and the success of the executive compensation program, the Compensation Committee made minimal changes to the program during 2018. The Compensation Committee concluded that the Company continues to provide a competitive pay-for-performance package that effectively incentivizes and retains executives.

COMPONENTS OF COMPENSATION

The significant elements of our executive compensation program are as follows:

Direct Compensation Elements(1)	Performance- Based	Primary Metric	Terms

Base Salary		n/a	Evaluated annually, based on such factors as competitive benchmarks, Company performance and individual performance

Short-term (Annual) Cash Incentive	X	Adjusted EPS	Based solely on financial metric

Long-term (Three-year) Cash Incentive	X	Adjusted Operating Income(2)	Based solely on financial metric

Stock Options	X	Time-based vesting; value based on appreciation in stock price	Vest one-third each of the first three years; seven-year term

Restricted Stock Units		Time-based vesting; value based on stock price on vesting date	Vary with minimum vesting of three years

(1)	Indirect compensation elements include retirement programs and other limited personal benefits as described below under “Other Elements of Compensation.”
(2)	Adjusted Operating Income is defined as the operating income of the Company, as adjusted and reported. Prior to fiscal 2018, the metric was Adjusted EPS.

The following charts illustrate how each direct compensation component for fiscal 2018 disclosed in the Summary Compensation Table was weighted for our Chief Executive Officer and the other NEOs as a group.

FY2018 Compensation Mix

Base Salary

We provide competitive base salaries to our NEOs in recognition of their job responsibilities. In determining base salaries, we consider each NEO’s experience, unique skills, individual performance and future potential with Sonic, along with salary levels for similar positions in our peer group and internal pay equity. Our compensation philosophy is to target base salaries close to the median of our compensation peer group for each NEO. Base salaries are reviewed annually during our benchmarking process. For calendar 2018, the NEOs’ base salaries ranged from 74% to 105% of the peer group median base salary for fiscal 2016, aged to July 2017.

Base salaries for NEOs are reviewed on a calendar year basis. In view of the Company’s performance for fiscal 2017, the NEOs requested that the Compensation Committee not grant any merit increases to them or other officers in calendar 2018. The Compensation Committee accepted that request, and no NEO received a merit increase. Market adjustments were made for two NEOs that received significant promotions during the year. Ms. San Pedro received a 6.34% market adjustment increase in connection with her promotion to President and Mr. Horsch received a 42.5% market adjustment increase in connection with his promotion to Chief Financial Officer. The Compensation Committee determined to adjust Mr. Horsch’s base salary to median over a two-year period, with the second adjustment to occur in 2019.

Short-Term (Annual) Cash Incentive

The Company achieved Adjusted EPS of $1.49 in fiscal 2018 versus a target of $1.54. Short-term cash incentives paid out at 88.86% of target as a result of the Company’s performance.

We establish competitive annual performance opportunities as a percent of salary for our NEOs that:

•	link annual cash compensation to achievement of the annual strategic objectives of the business; and

•	motivate attainment of short-term goals.

Annual cash incentive awards for fiscal 2018 were granted under the Executive Cash Incentive Plan (the “Cash Plan”) adopted by the Company’s shareholders in 2012. The Cash Plan allows for both short-term and long-term performance-based cash incentive awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code, as amended.

The Compensation Committee measures the Company’s performance against an annual business plan prepared by management and reviewed and approved by the Board of Directors prior to the fiscal year. Achievement of the Adjusted EPS target set forth in the annual business plan will result in a cash incentive award payment equal to each NEO’s target annual incentive opportunity which is expressed as a percentage of the NEO’s base salary. The Adjusted EPS target is approved by the Board and designed to reinforce our focus on profitability and enhancement of long-term shareholder value. The Adjusted EPS target is based on the annual business plan, which includes the Company’s share repurchase program, as approved by the Board of Directors and publicly announced to shareholders. We consider Adjusted EPS a key indicator of how well management is executing the Company’s strategy. The Compensation Committee set the Adjusted EPS target to require strong performance for our NEOs to receive 100% of their target incentive award opportunity.

The target short-term cash incentive awards are generally set at the median of our compensation peer group, taking into account individual performance, program costs and total compensation targets. The Compensation Committee periodically reviews these target award levels. The base salary target percentages for purposes of setting target short-term incentive awards for each NEO are based on the NEO’s responsibilities, internal pay equity among NEOs with similar responsibilities and competitive considerations. Each NEO’s target annual incentive opportunities (expressed as a percentage of the NEO’s base salary) for fiscal 2018 and 2017 were as follows:

Name	2018 (%)	2017 (%)
Clifford Hudson	100	100
Corey R. Horsch	45	30
Claudia S. San Pedro	75	75
Jose A. Dueñas	75	n/a	(1)
John H. Budd III	75	75

(1)	Mr. Dueñas joined the Company August 8, 2017.

If the achieved performance is equal to 80% of the target, then each NEO would receive an incentive payout equal to 25% of the NEO’s target annual incentive opportunity. Consistent with our pay-for-performance philosophy, only when our performance achieves the target will each NEO receive an annual incentive payout equal to 100% of his or her target annual incentive opportunity.

To encourage exceptional performance, achievement in excess of the target will result in the payment of an incentive award equal to an additional 3% of an NEO’s target annual incentive opportunity for every 1% Adjusted EPS exceeds the Adjusted EPS target. For example, if the Company achieved 103% of the Adjusted EPS target for the fiscal year, each NEO would be entitled to receive 109% of his or her target incentive opportunity. For fiscal 2018, the Compensation Committee increased the maximum award from 150% to 200% of the target annual incentive opportunity. This change was made to align more closely with the caps set by our peers.

The Compensation Committee will make adjustments for all items of gain, loss or expense that are related to special, unusual or nonrecurring items, consistent with our publicly reported Adjusted EPS. The Compensation Committee retains discretion to reduce, but not increase, the annual incentive awards in light of unusual or unforeseen developments that impact the Company or the restaurant industry. The Compensation Committee used its discretion to adjust the calculation of the short-term incentive plan award for fiscal 2018 to neutralize the impact of the 2018 tax reform law that reduced our federal tax rate by a material amount. The tax reform impact resulted in an Adjusted EPS improvement of approximately $0.37 for fiscal 2018, and thus the Compensation Committee lowered the degree to which the target Adjusted EPS was met by $0.16 to offset the increase in Adjusted EPS due solely to the lower tax rate.

For fiscal 2018, the Adjusted EPS target was $1.54. Actual Adjusted EPS for fiscal 2018 was $1.49 which resulted in a payout of 88.86% of each NEO’s target incentive opportunity.

The short-term cash incentive award payouts of the target incentive opportunity for fiscal 2018 and the prior nine fiscal years are shown below:

Fiscal Year	Incentive Award Payout as % of Target(1)
2018	88.86
2017	65.5
2016	105.8
2015	131.0
2014	102.8
2013	113.8
2012	85.0
2011	114.0
2010	0
2009	0

(1)	The Compensation Committee has not exercised discretion to alter any individual short-term awards paid under the Cash Plan.

Long-Term Incentives (Cash and Equity)

A key component of our NEO compensation program includes rewards for long-term strategic accomplishments and enhancement of long-term shareholder value through long-term cash and equity-based incentives. As a result, our officers’ interests are closely aligned with shareholders’ long-term interests. We believe that long-term incentive compensation performs an essential role in attracting and retaining executive talent and provides executives with incentives to maximize the value of shareholders’ investments. The annualized value of the long-term incentives awarded to our NEOs is intended to be the largest component of our incentive compensation package. Target long-term incentive award values are determined by the Compensation Committee by analyzing benchmark data, individual performance, program cost and total compensation targets.

For fiscal 2018, as in fiscal years 2013 through 2017, the Compensation Committee determined that the Company’s executive officers’ long-term incentive awards should be comprised of approximately 50% long-term cash awards under the Cash Plan and approximately 50% long-term equity awards (in the form of stock options based on the Black-Scholes value of the award on the date of grant) under the Sonic Corp. 2006 Long-Term Incentive Plan (the “Equity Plan”). Each NEO’s target long-term incentive opportunity for the grants made in fiscal 2018 (for the performance period of fiscal 2018 through fiscal 2020) and for fiscal 2017 (for the performance period of fiscal 2017 through fiscal 2019) was as follows:

Name	2018 ($)		2017 ($)
Clifford Hudson	1,800,000		1,727,528
Corey R. Horsch	275,000	(1)	91,125
Claudia S. San Pedro	650,000	(2)	449,997
Jose A. Dueñas	400,000		n/a	(3)
John H. Budd III	355,000		355,001

(1)	Mr. Horsch received an increase in target long-term incentives as a result of his promotion to Chief Financial Officer in fiscal 2018.
(2)	Ms. San Pedro received an increase in target long-term incentives as a result of her promotion to President in fiscal 2018.
(3)	Mr. Dueñas joined the Company on August 8, 2017.

Long-Term Cash Incentives

The Company achieved an Adjusted EPS of $4.04 for the three-year performance period of fiscal 2016 through fiscal 2018, as measured for purposes of our long-term cash incentive awards granted for that period, which resulted in a payout of 38.16% of each NEO’s LTI target award opportunity.

As mentioned above, the Cash Plan allows for the grant of both short-term and long-term cash incentive compensation based on the Company’s performance. With respect to long-term incentives, the Cash Plan provides an additional means for incentive awards to align executives with the Company’s long-term performance and provides a long-term component based on measures that are not limited to stock price. The Cash Plan permits the Compensation Committee to select the performance metrics applicable to a long-term incentive award from among a list of permitted metrics. For fiscal 2018, the Compensation Committee approved certain changes to the incentive compensation design, including using Adjusted Operating Income, instead of Adjusted EPS, as the target metric for the long-term cash awards. Prior to fiscal 2018, the performance metric was Adjusted EPS. Both Adjusted Operating Income and the Adjusted EPS targets are set based on the five-year business plan, which may include share repurchases under the Company’s share repurchase program as approved by the Board of Directors. Adjusted Operating Income is not affected by share repurchases. The Compensation Committee considers the appropriate performance metric each year prior to granting the short-term and long-term cash awards. The Compensation Committee established Adjusted Operating Income as the metric for long-term cash incentive awards for fiscal 2018 because it believes Adjusted Operating Income is appropriately tied to the Company’s strategy and decision-making processes, to have a different metric for long-term awards than short-term awards and also to remove the effect of share repurchases from the cash long-term incentive awards.

With regard to the long-term cash awards granted in fiscal 2018 under the Cash Plan, payment is based on the Company’s attainment of a certain Adjusted Operating Income target over a performance period commencing September 1, 2017 and ending August 31, 2020. The actual amount of the cash award will vary between 0% and 200% of the target award, with payout occurring as follows:

Performance Level	% of Target Met	% of Target Award Opportunity Paid(1)
Maximum	116 2/3	200
Target	100	100
Minimum	80	25

(1)	Interpolation used for performance between the minimum payout (25%) and maximum payout (200%).

For the three-year performance period of fiscal 2016 through fiscal 2018, the performance target was a cumulative Adjusted EPS of $4.54. Actual performance for that period was $4.04, which resulted in a payout of 38.16% of each NEO’s LTI target award opportunity. As with the short-term cash awards, the Compensation Committee used its discretion to adjust the calculation of the long-term cash awards payout to neutralize the impact of the 2018 tax reform law. The tax reform impact resulted in an Adjusted EPS improvement of approximately $0.37 for fiscal 2018 in the fiscal 2016 through fiscal 2018 performance period, and thus the Compensation Committee lowered the degree to which the target Adjusted EPS was met by $0.16 to offset the increase in Adjusted EPS due solely to the lower tax rate.

The Cash Plan was adopted in January 2011, and the performance period for the first long-term (three-year) incentive award granted under the Cash Plan ended in fiscal 2013. Long-term cash incentive award payouts under the Cash Plan are shown below:

Fiscal Year	Fiscal Year Performance Period	Incentive Award Payout as % of Target(1)
2018	2016 to 2018	38.16
2017	2015 to 2017	109.4
2016	2014 to 2016	119.3
2015	2013 to 2015	116.0
2014	2012 to 2014	37.5
2013	2011 to 2013	0

(1)	The Compensation Committee has not exercised discretion to alter any individual long-term awards paid under the Cash Plan.

Long-Term Equity Incentives

Our common stock market price, as determined at the close of market, increased from $23.41 on August 31, 2017 to $35.86 on August 31, 2018.

The Equity Plan provides the Compensation Committee flexibility in the choice of vehicles used to make long-term equity incentive grants, including the ability to issue stock options, performance share units and RSUs. The Compensation Committee reviews the types of awards granted annually to ensure we spend our shares responsibly and understand the cost associated with each type of available award. The Equity Plan provides for a three-year minimum vesting period for all time vesting-based equity awards granted to employees and a one-year minimum vesting period for all performance-based equity awards granted to employees.

The Compensation Committee has determined that the equity portion of the executive officers’ long-term incentive awards should be in the form of stock options. We believe stock options are performance-based as they only have value if our stock price appreciates after the options are granted. We believe stock price performance should also be an important driver of compensation to align management and shareholder interests.

Stock option grants to NEOs are made annually at our quarterly Compensation Committee meeting in January. Our quarterly Compensation Committee meeting dates are generally set in conjunction with our quarterly Board meetings and are scheduled about a year in advance of the meetings. Stock options are granted with an exercise price equal to the closing market price of our common stock on the grant date (which is typically the date following the quarterly Compensation Committee meeting). There is no relationship between the timing of the granting of equity-based awards and our release of material non-public information. Options expire after seven years and vest over a period of three years, with one-third becoming exercisable on each anniversary of the grant date as long as the NEO is our employee on the vesting date. The periodic vesting provisions are in place to encourage the NEOs to remain with the Company.

In addition to annual award grants, from time to time the Compensation Committee makes special stock option grants and restricted stock unit (“RSU”) grants. The stock option grants, made in connection with promotions and new employment, are made at the quarterly Compensation Committee meeting following the event triggering the grant. As part of our long-term incentive compensation program, RSU grants are made from time to time, also typically at quarterly meetings, for the purpose of encouraging retention of key talent necessary to manage the Company successfully.

Other Elements of Compensation

The other types of compensation and benefits provided to the NEOs are generally similar to those provided to other officers.

Perquisites. The only perquisites provided to NEOs, as well as all other officers, are car allowances and premiums paid for certain life, accidental death and dismemberment insurance and long-term disability benefits.

Certain Other Benefits. The Company also maintains a benefits program comprised of retirement income and group insurance plans. The Company does not offer any retirement plan or compensation for NEOs other than the Company’s 401(k) Plan, in which all employees may participate, and the Company’s nonqualified deferred compensation plan (the “NQDC Plan), which is solely funded by employee contributions and the same employer contributions as provided under the 401(k) Plan. Officers receive the same match on their contributions in the NQDC only to the extent they have not received the maximum match for contributions made to their 401(k) funds.

The Company’s group insurance program consists of life, disability and health insurance benefit plans that cover all full-time employees.

GOVERNANCE OF EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee, comprised entirely of independent directors, is responsible for aligning our compensation programs with our objectives of emphasizing pay for performance, paying competitively and focusing on long-term success. The Compensation Committee reviews and approves any compensation decisions regarding the CEO’s direct reports and other senior executives (with input from the CEO), and reviews and recommends the compensation of the CEO to the full Board of Directors. The Board then sets the CEO’s compensation based on its evaluation of the CEO’s performance. Further information about the duties of the Compensation Committee can be found in the Compensation Committee Charter posted on our website at ir.sonicdrivein.com/governance.cfm. To be certain the Compensation Committee is able to effectively carry out its responsibilities, it takes the following actions:

•	retains an independent consultant to advise on executive compensation;

•

benchmarks data, with the assistance of its independent consultant, to determine competitive compensation levels based on a peer group that represents other restaurant companies and companies with which we compete for talent;

•	approves the design and performance metrics used in our incentive plans;

•	submits recommendations to the full Board of Directors for approval and ratification of the CEO’s compensation; and

•	holds executive sessions (without management present) at every Compensation Committee meeting.

In setting compensation for fiscal 2018, the Compensation Committee considered, among other things:

•	the benchmarking data and analyses described above;

•	our overall performance in fiscal 2017, including our financial and operating performance;

•	each NEO’s individual performance and contributions to our achievement of financial goals and operational milestones;

•	each NEO’s job responsibilities, expertise, historical compensation and years and level of experience;

•	the relative compensation levels of our NEOs;

•	the importance of retaining each NEO and each NEO’s potential to assume greater responsibilities in the future; and

•	whether the incentive criteria provide a balance of short-term and long-term incentives and mitigate any risk of a material adverse effect on the Company.

Compensation Consultant

The Compensation Committee has the authority under its charter to engage the services of outside advisors. In accordance with this authority and in furtherance of the compensation philosophy described above, the Compensation Committee engaged Meridian to conduct an annual review of our total compensation program for fiscal 2018 for our executive officers and provide relevant market data concerning executive pay practices. Meridian provided a review of executive compensation in August 2017, including data consisting of proxy information of peer companies as well as an analysis of executive compensation survey data for the restaurant industry. The Company assessed the independence of Meridian as required by the SEC and concluded that no conflict of interest exists that prevented Meridian from independently advising the Compensation Committee. Meridian attended all five Compensation Committee meetings in fiscal 2018 either in person or by telephone.

CEO’S and Other NEOS’ Compensation

The Compensation Committee sets all NEOs’ compensation other than the CEO. Our CEO annually reviews the performance of those executives reporting directly to him and makes recommendations to the Compensation Committee regarding compensation for those executives, as well as any other executive officers named in the Summary Compensation Table. Our Compensation Committee may exercise its discretion in accepting or otherwise modifying the proposed compensation and awards to those executive officers. With respect to the CEO, the Compensation Committee recommends his compensation to the full Board, which then sets the CEO’s compensation based on the Board’s evaluation of the CEO’s performance for the prior fiscal year. The Board’s evaluation of the CEO considers the CEO’s performance against qualitative goals and objectives approved by the Board for the prior fiscal year (specifically addressing any areas where objectives were not met) and the CEO’s self-evaluation of his performance against the goals and objectives. Mr. Hudson’s compensation for fiscal 2018 was higher than that of other NEOs primarily because of his greater influence over and responsibility for the Company, the compensation levels of comparable executives at companies within our compensation peer group and his long tenure with the Company.

Our pay-for-performance compensation program aligns the compensation of the CEO with the interests of the Company’s shareholders, with a substantial amount of the CEO’s target total direct compensation being performance-based compensation. For fiscal 2018, target performance-based compensation represented approximately 75% of our CEO’s target total direct compensation.

Stock Ownership Guidelines

Historically, we have encouraged our executives to own Sonic stock and have monitored ownership levels. The Company has had stock ownership guidelines for the CEO for several years which provide for stock ownership by the CEO of at least five times his base salary. As of August 31, 2018, Mr. Hudson owned Sonic stock valued at more than 18 times his base salary. In fiscal 2015, as amended in fiscal 2016 with respect to the office of President, the Company adopted stock ownership guidelines for all other officers. As shown below, the guidelines require that the officer own at least an amount of shares equal to the lesser of the number of shares or the dollar values set forth below.

Position	Number of Shares	Value of Shares
Chief Executive Officer	n/a	5x Base Salary
President (if not also CEO)	n/a	2x Base Salary
Executive Vice President Senior Vice President	12,500	$400,000
Vice President	5,000	$200,000

The guidelines provide a five-year window from the time of adoption of the original guidelines, or the date of their appointment as an officer, whichever is later, to attain either the value or share ownership level. Outstanding vested stock options are counted in determining the minimum value, but not the minimum number of shares. All of our NEOs have either met or are tracking to meet the guidelines within the required timeframe.

Compensation Recoupment (“Clawback”) Policy

In October 2016, at the Compensation Committee’s recommendation, the Company adopted a clawback policy that provides in the event the Company materially restates all or a portion of its financial statements, the Company will take action to recover incentive cash compensation and performance-based equity awards from any “covered officer” that were based on the achievement of financial results that were subsequently restated. Covered officer is defined to include all executive officers as defined under Section 16 of the Securities Exchange Act of 1934, any officer reporting directly to the CEO and any other officer who holds the title of Senior Vice President of the Company or its subsidiaries. The Compensation Committee is authorized to adopt any rules and procedures for the policy as it deems appropriate. The Company’s policy is intended to comply with the SEC’s proposed rules under the Dodd-Frank Act, but the Company will monitor the final rules for any potential changes.

Termination and Change in Control Arrangements

We have employment agreements with each NEO. The employment agreements provide that if the Company terminates the NEO’s employment other than for cause or fails to renew the NEO’s contract, the Company must pay the NEO certain severance benefits. The contracts for the NEOs also provide that, upon a change in control of the Company, if the Company terminates the officer’s employment other than for cause or violates any term of the contract, the Company must pay the officer severance benefits. These severance and change in control payments are discussed in more detail under “Potential Payments upon Termination or Change in Control” on page 28. The agreements regarding severance payments are designed to be competitive with similar agreements of our compensation peer companies in order to attract, retain and motivate NEOs, provide for stability and continuity of management in the event of any actual or threatened change in control, encourage NEOs to remain in service after a change in control and ensure that NEOs are able to devote their entire attention to maximizing shareholder value in the event of a change in control. The Compensation Committee has determined that the amounts payable under the employment agreements are necessary to achieve those objectives.

None of the employment agreements provide for the payment of severance upon a change of control unless the employee is terminated without “cause” or resigns for “good reason.” The Company does not provide any tax gross-ups with respect to payments made in connection with a change in control.

Tax Considerations

Generally, the Compensation Committee believes that it is in the Company’s shareholders’ best interests to preserve the deductibility of compensation paid to the Company’s executive officers, while still maintaining the Company’s executive compensation program’s goals. In determining executive compensation, the Compensation Committee considers Section 162(m) of the Internal Revenue Code of 1986, as amended, which places a $1 million limit on the amount of compensation that the Company can deduct in any one year for certain executive officers. Historically, certain “performance-based compensation” has been excluded from this limit. However, the performance-based pay exemption has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to certain NEOs in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Despite the Compensation Committee’s efforts to structure certain compensation prior to the repeal of Section 162(m) in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limit, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing the performance-based exemption from the deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Further the Committee may modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with our business needs.

Compensation Risk

In fiscal 2018, the Compensation Committee reviewed the Company’s various incentives and other compensation programs and practices and the processes for implementing these programs to determine whether any risks arising from our compensation policies and practices for our NEOs and other employees could encourage decision-making that could expose the Company to unreasonable risks of material adverse consequences. In conducting this review, the Compensation Committee considered a risk assessment analysis performed by Meridian, the Compensation Committee’s independent compensation consulting firm, with regard to the Company’s compensation policies and practices in fiscal 2018. Based on this review, the Compensation Committee determined that the risks arising from the Company’s compensation practices and policies are not reasonably likely to have a material adverse effect on the Company.

In making this determination, the Compensation Committee considered the various components of compensation and the compensation decision-making process including:

•

A Balanced Mix of Compensation Components. The target compensation mix for our executive officers is composed of salary, annual cash incentives and long-term equity and cash incentives, representing a mix that is not overly weighted toward short-term cash incentives.

•	Capped Incentive Awards. Short-term and long-term cash incentive awards are capped at 200% of target (150% prior to fiscal 2018).

•	Independent Compensation Consultant. The Compensation Committee uses an independent compensation consultant.

•

Multi-Year Vesting. The performance period and vesting schedules for long-term incentives overlap and, therefore, reduce the motivation to maximize performance in any one period. All long-term cash incentive awards have a three-year performance period. All time-vested equity awards have a three-year vesting period.

•	Performance Metrics. Performance metrics for our short-term and long-term cash incentive awards are based on audited metrics.

•	Discretion. The Compensation Committee has the ability to exercise discretion to reduce final payouts of all short-term and long-term cash incentive awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted,

The Compensation Committee

/s/Lauren R. Hobart, Chairman

/s/R. Neal Black

/s/S. Kirk Kinsell

/s/Jeffrey H. Schutz, Chairman

/s/Susan E. Thronson

APPENDIX A

	Fiscal Year Ended August 31,
	2018	2017	2016	Diluted EPS
	Diluted EPS	Diluted EPS	Diluted EPS	$ Change	% Change
Reported – GAAP	$1.87	$1.45	$1.29	$0.58	45.0%
Payment card breach expense (1)	0.04	—	—
Tax impact on payment card breach expense (2)	(0.01)	—	—
Loss from debt transaction (3)	0.03	—	0.18
Tax impact on debt transaction (4)	(0.01)	—	(0.06)
Discrete impact of the Tax Cuts and Jobs Act	(0.37)	—	—
Net gain on refranchising transactions (5)	(0.08)	(0.15)	(0.02)
Tax impact on refranchising transactions (6)	0.02	0.06	0.00
Gain on sale of investment in refranchised drive-in operations (7)	—	(0.09)	—
Tax impact on sale of investment in refranchised drive-in operations (8)	—	0.03	—
Restructuring charges (9)	—	0.04	—
Tax impact of restructuring charges (10)	—	(0.02)	—
Gain on sale of real estate	—	(0.11)	(0.04)
Tax impact on real estate sale (11)	—	0.04	0.01
FIN 48 release of income tax credits and deductions	—	—	(0.06)
Retroactive benefit of Work Opportunity Tax Credit and resolution of tax matters	—	—	(0.01)

Adjusted—Non-GAAP	$1.49	$1.25	$1.29	$0.20	15.5%

(1)	Costs include legal fees, investigative fees and costs related to customer response.
(2)	Combined tax impact at consolidated blended statutory tax rates of 38.2% during the first quarter of fiscal year 2018 and 29.3% during the second, third and fourth quarters of fiscal year 2018.
(3)

During fiscal year 2018, includes a $0.7 million write-off of unamortized deferred loan fees related to the reduction of the company’s variable funding note commitments, as well as a $0.4 million write-off of unamortized deferred loan fees related to the prepayment on the Company’s 2013 and 2016 fixed rate notes. Additionally, as required by the terms of the 2016 fixed rate notes, we paid a $0.2 million prepayment premium. During fiscal year 2016, includes a $5.9 million prepayment premium and the $2.9 million write-off of unamortized deferred loan fees remaining from the refinanced debt.

(4)	Tax impact during fiscal year 2018 at a consolidated blended statutory tax rate of 29.3%; tax impact during fiscal year 2016 at an effective tax rate of 34.6%.
(5)	During fiscal year 2018, 2017 and 2016, we completed transactions to refranchise the operations of Company Drive-Ins.
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

(7)	We recorded a gain related to minority investments in franchise operations retained as part of a refranchising transaction that occurred in fiscal year 2009.
(8)	Tax impact during the period at an adjusted effective tax rate of 35.6%.
(9)	During the fourth quarter of fiscal year 2017 the company incurred severance costs related to the elimination of certain corporate positions.
(10)	Tax impact during the period at an adjusted effective tax rate of 37.0%.
(11)	Tax impact during fiscal year 2017 at an adjusted effective tax rate of 37.0%; tax impact during fiscal year 2016 at an adjusted tax rate of 35.4%.

PAY RATIO DISCLOSURE

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of Mr. Hudson, who has served as the Company’s Chief Executive Officer since 1995, to the annual total compensation of the median employee of the Company.

The median employee was determined using the following approach:

•	We identified our total employee population as of July 1, 2018, including all full-time, part-time, seasonal and temporary employees, but excluding the Chief Executive Officer.

•

We used regular earnings plus overtime of our total employee population for the period beginning January 1, 2018 through July 1, 2018. We did not make any other assumptions, adjustments or estimates with respect to total compensation.

As a result, we determined that the median employee is an hourly restaurant employee with an annual total compensation of $10,061. The annual total compensation of our Chief Executive Officer, as disclosed below in the Summary Compensation Table, was $2,876,843. Based on this information, the ratio of annual total compensation of our CEO to the median employee was 286-to-1.

Due to high turnover and a large volume of hourly part-time employees in the quick service restaurant industry, pay ratios will generally be higher in our industry as compared to other industries. Given the SEC rules provide wide flexibility on how a company may calculate its pay ratio, we believe it is important to note that our reported ratio may not have been calculated in the same manner as the ratios disclosed by our compensation peer group. As a result, these ratios may not be a useful basis for comparison.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides information concerning total compensation earned by the NEOs (“the CEO, the Chief Financial Officer and the three other most-highly compensated executive officers of the Company”) who served in such capacities as of August 31, 2018, for services rendered to the Company during the past fiscal year.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)		Stock Awards ($) (2)		Option Awards ($) (2)	Non-equity Incentive Plan Compen-sation ($) (3)	All Other Compen- sation ($) (4)		Total ($)
Clifford Hudson	2018	876,530	—		—		900,002	1,072,720	27,591		2,876,843
Chairman of the Board and	2017	903,478	—		—		876,528	1,347,874	27,366		3,155,246
Chief Executive Officer	2016	856,087	—		—		851,003	1,711,904	27,141		3,446,135
Corey R. Horsch	2018	299,939	—		—		224,997	122,675	27,591		675,202
Vice President, Chief	2017	248,415	—		—		49,998	54,610	27,366		380,389
Financial Officer and Treasurer	2016	227,982	—		—		41,127	73,577	65,250	(5)	407,936
Claudia S. San Pedro	2018	487,491	—		—		374,998	380,001	27,591		1,270,081
President	2017	482,250	—		—		224,997	299,661	27,366		1,034,274
	2016	427,500	7,623	(6)	—		191,254	416,329	27,141		1,069,847
Jose A. Dueñas	2018	383,299	100,000	(7)	102,720	(8)	200,000	253,251	118,572	(9)	1,157,842
Executive Vice President and	2017	31,667			235,800	(10)	200,002	0	581		468,050
Chief Brand Officer	2016	—	—		—		—	—	—		—
John H. Budd III	2018	410,000	—		—		177,502	335,582	27,591		950,675
Executive Vice President and	2017	423,333	—		—		177,501	375,784	27,366		1,003,984
Chief Strategy and Business Development Officer	2016	410,807	—		—		170,004	507,626	27,141		1,115,578

(1)

Because of the Company’s performance in fiscal 2017, the Compensation Committee accepted the NEOs’ request that they forego the holiday compensation typically paid in late November each year and any merit increases for their calendar 2018 base salaries. Ms. San Pedro and Mr. Horsch did receive market adjustment increases during fiscal 2018 due to their promotions to President and Chief Financial Officer, respectively.

(2)

The amounts shown reflect the aggregate grant date fair values of the stock and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). These amounts do not include any reduction in the value for the possibility of forfeiture. See Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 regarding assumptions underlying valuation of equity awards. The terms applicable to option awards granted in fiscal 2018 are set forth in the Grant of Plan-Based Awards Table on page 24.

(3)

Amounts listed in the following table for fiscal 2018 include short-term cash incentive compensation paid for the one-year performance period ended August 31, 2018, and long-term cash incentive compensation paid for the three-year performance period ended August 31, 2018, as discussed in further detail in the CD&A under the sections “Annual Cash Incentive” and “Long-Term Cash Incentives.”

	Short-term Cash	Long-term Cash
Name	($)	($)
Clifford Hudson	778,885	293,835
Corey R. Horsch	106,982	15,693
Claudia S. San Pedro	324,860	55,141
Jose A. Dueñas	253,251	N/A
John H. Budd III	273,245	62,338

(4)	All Other Compensation for fiscal 2018 is listed in the following table:

	Company Matching Contributions to the 401(k) Plan	Car Allowance	Company Provided Life and Accidental Death and Dismemberment Insurance Premiums	Relocation Expenses	Total All Other Compensation
Name	($)	($)	($)	($)	($)
Clifford Hudson	12,375	14,400	816	—	27,591
Corey R. Horsch	12,375	14,400	816	—	27,591
Claudia S. San Pedro	12,375	14,400	816	—	27,591
Jose A. Dueñas	0	14,400	816	103,356	118,572
John H. Budd III	12,375	14,400	816	—	27,591

(5)	Other compensation includes $39,406 for relocation expenses.
(6)

The bonus amount paid to Ms. San Pedro was a one-time discretionary bonus awarded to her by the Compensation Committee in recognition of her contributions to special projects completed during the year.

(7)	The bonus amount paid to Mr. Dueñas was a one-time hiring bonus.
(8)	The restricted stock unit award for Mr. Dueñas was granted on August 9, 2017 as a hiring bonus and vests on August 9, 2020.
(9)	Other compensation includes $103,356 for relocation expenses.
(10	The restricted stock unit award for Mr. Dueñas was granted October 26, 2017 for retention purposes and vests on October 26, 2020.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table provides information concerning grants of plan-based awards made to the NEOs during fiscal 2018.

Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($) (1)(2)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Clifford Hudson
Stock Options	1/31/2018					141,210	25.84	900,002
Short-Term Cash Incentive	10/25/2017	701,224	876,530	1,753,060
Long-Term Cash Incentive	10/25/2017	720,000	900,000	1,800,000
Corey R. Horsch
Stock Options	1/31/2018					35,302	25.84	224,997
Short-Term Cash Incentive	10/25/2017	95,535	119,419	238,838
Long-Term Cash Incentive	10/25/2017	40,000	50,000	100,000
Claudia S. San Pedro
Stock Options	1/31/2018					58,837	25.84	374,998
Short-Term Cash Incentive	10/25/2017	292,469	365,586	731,172
Long-Term Cash Incentive	10/25/2017	220,000	275,000	550,000
Jose A. Dueñas
Stock Options	1/31/2018					31,380	25.84	200,000
Restricted Stock Units	10/26/2017				4,000			102,720
Short-Term Cash Incentive	10/25/2017	228,000	285,000	570,000
Long-Term Cash Incentive	10/25/2017	160,000	200,000	400,000
John H. Budd III
Stock Options	1/31/2018					27,850	25.84	177,502
Short-Term Cash Incentive	10/25/2017	246,000	307,500	615,000
Long-Term Cash Incentive	10/25/2017	142,000	177,500	355,000

(1)

The threshold amounts under the Company’s short-term cash incentive plan reflect the minimum payment level, which is 25% of the target amounts shown in the next column. Threshold is represented as the minimum payment level, but zero payout is possible if threshold performance measures are not attained. The maximum payment amount is 200% of the target award, as more particularly described in the CD&A under the section “Annual Cash Incentive.”

(2)

The threshold amounts under the Company’s long-term cash incentive plan reflect the minimum payment level, which is 25% of the target amounts shown in the next column. Threshold is represented as the minimum payment level, but zero payout is possible if threshold performance measures are not attained. The maximum payment amount is 200% of the target award, as more particularly described in the CD&A under the section “Long-Term Cash Incentives.”

(3)

The amounts shown for option awards and RSUs reflect the grant date fair value for financial reporting purposes computed in accordance with FASB ASC 718. These amounts do not include any reduction in the value for the possibility of forfeiture. See Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 regarding assumptions underlying valuation of equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table provides information on the current holdings of stock options and RSUs by the NEOs as of the fiscal year ended August 31, 2018.

	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price	Option Expiration	Number of Shares or Units that Have not Vested	Market Value of Shares or Units that Have not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(2)	($)(3)
Clifford Hudson	0	34,280	29.37	1/28/2023
	0	86,675	25.40	1/19/2024
	0	141,210	25.84	1/31/2025
Corey R. Horsch	3,878	1,940	25.99	10/15/2022
	3,313	1,657	29.37	1/28/2023
	2,472	4,944	25.40	1/19/2024
	0	35,302	25.84	1/31/2025
Claudia S. San Pedro	5,495	0	6.80	1/18/2019
	10,697	0	11.07	1/16/2020
	7,516	0	20.58	1/16/2021
	7,409	0	31.29	1/29/2022
	15,408	7,704	29.37	1/28/2023
	11,124	22,249	25.40	1/19/2024
	0	58,837	25.84	1/31/2025
Jose A. Dueñas	11,978	23,958	23.58	8/9/2024
	0	31,380	25.84	1/31/2025
					10,000	358,600
					4,000	143,440
John H. Budd III	25,000	0	18.32	10/16/2020
	23,333	0	20.58	1/16/2021
	18,371	0	31.29	1/29/2022
	13,696	6,848	29.37	1/28/2023
	8,776	17,552	25.40	1/19/2024
	0	27,850	25.84	1/31/2025

(1)

The following table shows the grant date, vesting schedule and expiration date for all unexercisable stock options as of the fiscal year ended August 31, 2018. All stock options have a three-year vesting schedule of 33 1/3% per year.

Grant Date	Vesting Schedule	Expiration Date
10/15/15	33 1/3% per year with remaining vesting date of 10/15/18	10/15/2022
1/28/2016	33 1/3% per year with remaining vesting date of 1/28/2019	1/28/2023
1/19/2017	33 1/3% per year with remaining vesting dates of 1/19/2019 and 1/19/2020	1/19/2024
8/9/2017	33 1/3% per year with remaining vesting dates of 8/9/2019 and 8/9/2020	8/9/2024
1/31/2018	33 1/3% per year with remaining vesting dates of 1/31/2019, 1/31/2020 and 1/31/2021	1/31/2025

(2)	Mr. Dueñas’ 10,000 RSUs were granted August 9, 2017 and will vest on August 9, 2020. Mr. Dueñas’ 4,000 RSUs were granted October 26, 2017 and will vest on October 26, 2020.
(3)	The value is based on the closing price of $35.86 on August 31, 2018 for one share of Sonic Corp. stock.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding RSUs that vested and stock options that were exercised during fiscal 2018 by the NEOs.

Name	Number of Shares Acquired on Exercise of Options (#)(1)	Value Realized on Exercise of Options ($)	Number of Shares Acquired on Vesting of RSUs (#)(2)	Value Realized on Vest of RSUs ($)(3)
Clifford Hudson	743,987	10,037,587	—	—
Claudia S. San Pedro	21,098	330,524	10,000	358,600
John H. Budd III	—	—	10,000	358,600

(1)

Of the options exercised by Mr. Hudson, 295,319 would have expired by January 2019 if they had not been exercised. Of the options exercised by Ms. San Pedro, all would have expired by January 2019 if they had not been exercised. Mr. Hudson and Ms. San Pedro executed either stock swaps or net exercises of their options in fiscal 2018 and held all of the resulting shares.

(2)	Ms. San Pedro’s and Mr. Budd’s RSUs were granted August 6, 2015 and vested on August 31, 2018.
(3)	The value is based on the closing price of $35.86 on August 31, 2018 for one share of Sonic Corp. stock.

NONQUALIFIED DEFERRED COMPENSATION

The NEOs and other officers are eligible to defer all or a portion of their base salary and annual incentive pay to the Nonqualified Deferred Compensation Plan (the “NQDC Plan”), an unfunded, nonqualified deferred compensation plan. The NQDC Plan is subject to IRC Section 409A for all deferred compensation earned. The Company matches 100% of the first 3% and 50% of the next 3% of the participant’s compensation that is deferred into either the 401(k) Plan or the NQDC Plan. The maximum compensation that is considered for purposes of calculating the matching contribution is $270,000. Participants may make an election to invest their deferrals among an array of investment options, and their accounts are credited based upon the performance of the investment options. Participants are 100% vested in their own contributions and those of the Company.

The Company contributes all amounts deferred under the NQDC Plan to a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments, which mirror the investment options under the 401(k) Plan. All rabbi trust assets remain available to satisfy the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency.

When participants elect to defer amounts into the NQDC Plan, they also select when the amounts ultimately will be distributed. Payment of a participant’s account is made a minimum of six months from participant’s termination of employment in the form of a lump sum or up to 15 annual installments if the participant so elected at the time of deferral and if the participant’s total account balance is at least $50,000. A participant can elect to change a prior distribution election to further delay distribution provided that such new election must be provided at least 12 months before the date the previously scheduled distribution would have occurred and provided that the new distribution date is at least five years from the originally scheduled distribution date. A participant may obtain a withdrawal prior to the date otherwise scheduled or elected by the participant if the participant incurs an “unforeseeable emergency” (generally including illness, casualty losses, etc.).

The NQDC Plan was established in fiscal 2011 to permit Company employees who are generally considered “highly compensated” pursuant to IRC Section 414(q) to defer portions of their compensation to a retirement plan other than the Company’s 401(k) Plan, because deferrals to the Company’s 401(k) Plan by those employees were limited by the IRC testing rules. In fiscal 2013, the Company amended its 401(k) Plan so that deferrals by highly compensated employees were no longer limited by the testing rules.

The following table provides information on the NEOs’ participation in the NQDC Plan:

Name	Executive Contributions in Fiscal Year 2018 ($)	Company Contributions in Fiscal Year 2018 ($)	Aggregate Earnings in Fiscal Year 2018 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Fiscal Year End ($) (1)
Clifford Hudson	—	—	24,705	—	333,761
Corey D. Horsch	—	—	—	—	—
Claudia S. San Pedro	—	—	—	—	—
Jose A. Dueñas	—	—	—	—	—
John H. Budd III	—	—	—	—	—

(1)

Amounts reported in this column are included in the Company’s Summary Compensation Table if the NEO was a named executive officer in previous years. The balance at fiscal year-end 2018 reflects the cumulative value of each NEOs’ deferrals, match and investment gains or losses. These amounts do not include contributions or earnings related to fiscal 2018 annual short-term award which were paid after the end of fiscal 2018 (but which amounts are included in the executive and company contributions columns of this table).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We entered into employment agreements with each of our NEOs, which provide for payments in certain events of termination, including upon a change in control (“CIC”), as shown in the following table:

After CIC (2)
	Term of		Termination w/o Cause (3)(4)
	Employment	Before CIC (2)	or Resignation for Good
Name	Agreement (1)	Termination w/o Cause (3)	Reason (5)
Clifford Hudson	2 years	two times annual base salary	three times annual base salary
Corey R. Horsch, Claudia S. San Pedro, Jose A. Dueñas[6] and John H. Budd III	1 year	annual base salary	two times annual base salary

(1)

Unless specifically terminated or not renewed by the Company. Mr. Hudson’s agreement automatically extends each year for one additional year to maintain successive two-year terms. The agreements for the other NEOs automatically extend for successive one-year terms.

(2)	Change in control includes:
(a)

any consolidation or merger of the Company in which the Company does not continue or survive or pursuant to which the shares of capital stock of the Company convert into cash, securities or other property;

(b)	any sale, lease, exchange or transfer all or substantially all the Company’s assets;

(c)	the acquisition of 50% or more of the Company’s outstanding capital stock by any person; or

(d)

a change in the make-up of the Company’s Board of Directors during any period of two consecutive years, pursuant to which individuals who at the beginning of the period made up the Company’s entire Board of Directors cease for any reason to constitute a majority of the Board of Directors, unless at least two-thirds of the directors then and still in office approved the nomination of the new directors.

(3)	Cause includes:

(a)	the willful and intentional failure to perform the officer’s duties (physical or mental incapacity excepted);

(b)	the commission of an illegal act in connection with the officer’s employment;

(c)	any material breach by the officer of his or her obligations under the employment agreement;

(d)	breaching the Company’s written policy or the rules of any governmental or regulatory body applicable to the Company; or

(e)	engaging in any conduct which could reflect negatively upon or is materially injurious to the Company.

(4)	A determination of “cause” after a change in control requires the affirmative vote of a majority of the members of the Board of Directors.
(5)	Good reason includes assignment to the officer, without his or her consent, of duties inconsistent with the officer’s position or a reduction in the officer’s salary.
(6)

Mr. Dueñas will receive three times his annual base salary upon a termination or resignation for good reason on or before January 30, 2019 after a change in control. After January 30, 2019, his terms revert to two times base salary.

The following table describes and quantifies certain compensation that would become payable if the NEOs’ employment had terminated on August 31, 2018, the last day of the fiscal year. The amounts are based on each NEO’s compensation as of that date, and if applicable, the Company’s closing stock price of $35.86 on August 31, 2018.

Name	Benefit	Retirement ($)	Before CIC Termination w/o Cause ($)	After CIC Termination w/o Cause or Resignation for Good Reason ($)		Disability ($)	Death ($)
Clifford Hudson	Cash Severance	—	1,753,060	2,629,590		(1)	—
	Stock Options	—	—	2,544,022	(2)	1,663,148	1,663,148
	Long-Term Cash Incentive(3)	—	293,835	293,835		293,835	293,835
Corey R. Horsch	Cash Severance	—	350,000	700,000		(1)	—
	Stock Options	—	—	520,976	(2)	303,321	303,321
	Long-Term Cash Incentive(3)	—	15,693	15,693		15,693	15,693
Claudia S. San Pedro	Cash Severance	—	500,000	1,000,000		(1)	—
	Stock Options	—	—	1,662,192	(2)	701,143	701,143
	Long-Term Cash Incentive(3)	—	55,141	55,141		55,141	55,141
Jose A. Dueñas	Cash Severance	—	380,000	1,140,000		(1)	—
	RSUs	—	—	502,040	(2)	455,000	455,000
	Stock Options	—	—	755,722	(2)	529,540	529,540
	Long-Term Cash Incentive(3)	—	N/A	N/A		N/A	N/A
John H. Budd III	Cash Severance	—	410,000	820,000		(1)	—
	Stock Options	—	—	1,566,762	(2)	436,713	436,713
	Long-Term Cash Incentive(3)	—	62,338	62,338		62,338	62,338

(1)

NEOs do not receive any payments upon termination for long-term disability other than the long-term disability benefits provided to all corporate employees in the amount of 70% of the employee’s salary, but not to exceed $10,000 per month, until the employee reaches the age of 65.

(2)

Under the Equity Plan and award agreements, RSUs and options automatically vest upon a change in control. The values are based on the closing price of $35.86 on August 31, 2018 for a share of Sonic Corp. stock.

(3)

Under the award agreements, a pro rata portion of the long-term cash incentive awards are paid upon certain events of termination based on the date of termination. The amounts shown are calculated based on the assumption that 100% of the target amounts for such awards are met. The actual amounts will vary based on the degree to which the performance targets for each award have been met.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of November 1, 2018 (except as otherwise indicated by footnote), regarding the beneficial ownership of shares of common stock by each director, named executive officer, by all directors and executive officers as a group, and by each person known by Sonic to own 5% or more of Sonic common stock. Unless otherwise indicated, each beneficial owner has sole power to vote and dispose of the number of shares set forth in the table.

Name	Total Beneficial Ownership		Number of Exercisable Sonic Stock Options(1)	Number of Restricted Stock Units(2)	Percent of Issued and Outstanding(3)
Directors and Executive Officers
Clifford Hudson	449,806	(4)	0	0	1.245%
Claudia S. San Pedro	55,793	(5)	57,649	0	<1%
Corey R. Horsch	2,104	(6)	11,603	0	<1%
John H. Budd III	7,065		0	0	<1%
Jose A. Dueñas	680	(7)	11,978	0	<1%
Tony D. Bartel	6,642		22,813	0	<1%
R. Neal Black	3,719		11,811	0	<1%
Steven A. Davis	6,772		6,675	0	<1%
Lauren R. Hobart	6,642		22,813	0	<1%
S. Kirk Kinsell	0		0	0	<1%
Kate S. Lavelle	16,731		16,591	0	<1%
Federico F. Peña	32,190		31,978	0	<1%
Jeffrey H. Schutz	50,719	(12)	16,591	0	<1%
Kathryn L. Taylor	43,447		22,813	0	<1%
Susan E. Thronson	4,225		15,215	0	<1%
Directors and executive officers as a group (21)	856,266	(13)	475,080	0	3.596%

(1)

Reflects the number of shares that could be purchased by exercise of Sonic stock options exercisable on or before December 31, 2018, which is within 60 days after November 1, 2018, under the Sonic 2006 Long-Term Incentive Plan.

(2)	Reflects the number of restricted stock units that could vest on or before December 31, 2018, which is within 60 days after November 1, 2018, under the Sonic 2006 Long-Term Incentive Plan.
(3)

Based on the number of outstanding shares of Sonic common stock as of November 1, 2018. Pursuant to Rule 13d-3(d), Sonic includes the shares of Sonic common stock underlying Sonic stock options exercisable and restricted stock units that could vest on or before December 31, 2018, which is within 60 days after November 1, 2018, as outstanding for the purposes of computing the percentage ownership of the person or group holding those options or units, but not for the purposes of computing the percentage ownership of any other person.

(4)

Includes (a) 339,428 shares of Sonic common stock held by Mr. Hudson in trust for himself, (b) 45,523 shares of Sonic common stock held by Mr. Hudson’s wife in trust for herself (of which Mr. Hudson disclaims beneficial ownership), (c) 9,855 shares of Sonic common stock held by Mr. Hudson’s son in trust (of which Mr. Hudson disclaims beneficial ownership) and (d) 55,000 shares of Sonic common stock held by a family limited liability company owned by Mr. Hudson, his wife and his two children. (Mr. Hudson owns 29.4% of the family limited liability company and disclaims beneficial ownership of the shares held by the family limited liability company except to the extent of his pecuniary interest therein.)

(5)	Includes 13,663 shares of Sonic common stock held in the Sonic ESPP.
(6)	Includes 2,104 shares of Sonic common stock held in the Sonic ESPP.
(7)	Includes 680 shares of Sonic common stock held in the Sonic ESPP.
(8)	Includes 302 shares of Sonic common stock held in the Company’s employee stock purchase plan and 961 shares of Sonic common stock held in the Company’s 401(k) plan.
(9)	Includes 2,778 shares of Sonic common stock held in the Sonic ESPP.
(10)	Includes 972 shares of Sonic common stock held in the Sonic ESPP and 1,216 shares of Sonic common stock held in the Company’s 401(k) plan.
(11)	Includes 4,074 shares of Sonic common stock held in the Sonic ESPP.
(12)	Includes 7,600 shares of Sonic common stock held by Mr. Schutz’s family limited liability company, of which Mr. Schutz owns 50%.
(13)	Includes 24,573 shares of Sonic common stock held in the Sonic ESPP and 2,177 shares of Sonic common stock held in the Company’s 401(k) plan.

5% or Greater Stockholders
Name	Total Beneficial Ownership	Percentage of Issued and Outstanding
BlackRock, Inc.(1)
55 East 52 Street, New York, NY 10055	5,171,678	14.49%
The Vanguard Group, Inc.(2)
100 Vanguard Boulevard, Malvern, PA 19355	3,669,401	10.28%

(1)

As reported on a Schedule 13G/A filed with the SEC on January 23, 2018, BlackRock, Inc. is the beneficial owner of 5,171,678 shares of common stock, with the sole power to vote or to direct the voting of 5,075,104 shares of Sonic common stock and the sole power to dispose or to direct the disposition of 5,171,678 shares of Sonic common stock.

(2)

As reported on a Schedule 13G/A filed with the SEC on August 8, 2018, The Vanguard Group, Inc. is the beneficial owner of 3,669,401 shares of Sonic common stock with the sole power to vote or to direct the voting of 57,725 shares of Sonic common stock, the sole power to dispose or to direct the disposition of 3,609,067 shares of Sonic common stock, shared power to vote or to direct the voting of 6,100 shares of Sonic common stock and shared power to dispose or to direct the disposition of 60,334 shares of Sonic common stock. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 54,234 shares of Sonic common stock as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 9,591 shares of Sonic common stock as a result of its serving as investment manager of Australian investment offerings.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of August 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,175,468	(1)	$24.34	(2)	5,844,842
Equity compensation plans not approved by security holders	-0-		-0-		-0-

(1)	Shares subject to outstanding options were granted under the Sonic Corp. 2006 Long-Term Incentive Plan (the “2006 Plan”). Also includes shares subject to outstanding RSUs granted under the 2006 Plan.
(2)	The weighted-average exercise price does not take into account 82,653 of outstanding RSUs, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has no transactions with related parties subject to disclosure pursuant to SEC rules. The Company has a number of policies, procedures and practices that relate to the identification, review and approval of related person transactions. Pursuant to the Company’s Code of Business Conduct and Ethics, all directors and executive officers are required to report actual or potential conflicts of interest to the Nominating and Corporate Governance Committee of the Board of Directors. The Chief Executive Officer, Chief Financial Officer, Treasurer and Chief Accounting Officer are also subject to the Company’s Code of Ethics for Financial Officers, which requires them to avoid actual or apparent conflicts of interest and report violations of the Code of Ethics for Financial Officers to the Chairman of the Audit Committee of the Board of Directors. The Audit Committee Charter requires the Audit Committee to review and approve policies and procedures with respect to proposed transactions between the Company and related persons and to review and approve in advance all such related-person transactions. The Audit Committee will approve any such transaction only if it is determined to be in the best interests (or not inconsistent with the best interests) of the Company and its shareholders. In addition, directors and executive officers provide information in an annual questionnaire relating to any transactions with the Company, which transactions are reviewed by the Audit Committee to determine whether disclosure is required in the Company’s proxy statement. No member of the Audit Committee participates in any approval of a related person transaction in which such member is a related person, other than to provide all material information regarding the transaction to the Audit Committee.

The Company’s Code of Business Conduct and Ethics, Code of Ethics for Financial Officers and Audit Committee Charter may all be found in the corporate governance section of our website, www.sonicdrivein.com.

Director Independence

Upon recommendation of the Nominating and Corporate Governance Committee, the Board has affirmatively determined that each member of the Board, with the exception of our Chairman and Chief Executive Officer, Clifford Hudson, who is the only employee member of the Board, is independent under the criteria established by NASDAQ for director independence. The NASDAQ criteria include various objective standards and a subjective test. The objective components consist of specific relationships that automatically preclude a finding of independence. The subjective component requires the Board to make an affirmative determination that there are no other relationships that would impair independence.

Item 14. Principal Accounting Fees and Services

The Company paid the following fees for professional services rendered to KPMG LLC for fiscal years 2018 and 2017:

	2018	2017
Audit Fees(1)	$864,500	$749,500
Audit-Related Fees(2)	70,615	30,000
Tax Fees(3)	44,500	24,500

Total	$979,615	$804,000

(1)

Audit fees relate to professional services rendered for the annual audit of the consolidated financial statements of the Company (including internal control reporting under Section 404 of the Sarbanes-Oxley Act of 2002) and the quarterly reviews relating to Securities and Exchange Commission filings of the Company’s financial statements. Audit fees also include professional services rendered for separate audits of selected wholly owned subsidiaries of the Company. The audit fees for 2018 also include comfort letter procedures and other services related to the Company’s refinancing transaction.

(2)

Audit-related fees in both years relate to professional services for the annual audit of the Company’s benefit plan. Audited-related fees for 2018 also include accounting consultation services related to the Company’s adoption of the new revenue recognition standard.

(3)	Tax fees relate to professional services for tax compliance, tax return review and preparation and related tax advice.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee also reviews whether any of the senior audit team members receive any discretionary compensation from the audit firm with respect to non-audit services performed by the independent registered public accounting firm.

The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of the independent registered public accounting firm and has determined that such services have not adversely affected such independence. All the fees for fiscal years 2018 and 2017 were pre-approved by the Audit Committee, and there were no instances of waiver of approval requirements during those periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Index

31.01.	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14.

31.02.	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2018.

Sonic Corp.

By:	/s/ Claudia S. San Pedro
Claudia S. San Pedro President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudia S. San Pedro	President	December 14, 2018
Claudia S. San Pedro Principal Executive Officer

/s/ Corey R. Horsch	Vice President, Chief Financial Officer and Treasurer	December 14, 2018
Corey R. Horsch, Principal Financial Officer